Form 10-Q
period 1998-08-30
RTI INTERNATIONAL METALS INC
filed 1998-11-16
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________to ____________

Commission file number 001-14437

                         RTI INTERNATIONAL METALS, INC.
             (Exact name of registrant as specified in its charter)

              OHIO                                  52-2115953
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                     1000 WARREN AVENUE, NILES, OHIO 44446
                    (Address of principal executive offices)

                                 (330) 544-7700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO
                                 -----      -----

     At November 1, 1998, 20,718,258 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements......    2
     Consolidated Statement of Income.......................    3
     Consolidated Balance Sheet.............................    4
     Consolidated Statement of Cash Flows...................    5
     Consolidated Statement of Shareholders' Equity.........    6
     Selected Notes to Consolidated Financial Statements....    7
Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    9
PART II--OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................   17
Signatures..................................................   19

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               INTRODUCTION TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. ("RTI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. RTI, together with RMI Titanium Company prior to October 1, 1998, is hereinafter called the Company. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                QUARTER ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30                    SEPTEMBER 30
                                          -------------------------       -------------------------
                                             1998          1997              1998          1997
                                             ----          ----              ----          ----
Sales...................................  $    81,027   $    86,438       $   266,608   $   235,180
Operating costs:
Cost of sales...........................       55,779        66,624           191,664       182,869
Selling, general and administrative
  expenses..............................        4,130         3,718            11,946         9,249
Research, technical and product
  development expenses..................        1,099           883             2,920         2,285
                                          -----------   -----------       -----------   -----------
     Total operating costs..............       61,008        71,225           206,530       194,403
Operating income........................       20,019        15,213            60,078        40,777
Other income-net........................          808           275             2,231           701
Interest expense........................           --           (74)              (57)         (133)
                                          -----------   -----------       -----------   -----------
Income before income taxes..............       20,827        15,414            62,252        41,345
Provision (credit) for income taxes
  (Note 3)..............................        5,124        (7,128)            1,086        (4,205)
                                          -----------   -----------       -----------   -----------
Net income..............................  $    15,703   $    22,542       $    61,166   $    45,550
                                          ===========   ===========       ===========   ===========
Net income per common share:
  Basic.................................  $      0.76   $      1.10       $      2.98   $      2.23
                                          ===========   ===========       ===========   ===========
  Diluted...............................  $      0.76   $      1.08       $      2.97   $      2.21
                                          ===========   ===========       ===========   ===========
Weighted average shares outstanding:
  Basic.................................   20,527,397    20,472,439        20,507,660    20,387,072
                                          ===========   ===========       ===========   ===========
  Diluted...............................   20,647,677    20,772,674        20,627,924    20,652,301
                                          ===========   ===========       ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  1998          1997
                                                              ------------   -----------
                                                              (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents...................................    $ 24,047      $ 30,211
  Receivables--less allowance for doubtful accounts of
     $1,327 and $1,064......................................      71,079        70,898
  Inventories...............................................     155,376       120,732
  Deferred tax asset........................................       1,211         4,811
  Other current assets......................................       9,581         5,903
                                                                --------      --------
     Total current assets...................................     261,294       232,555
  Property, plant and equipment, net of accumulated
     depreciation...........................................      62,113        43,034
  Noncurrent deferred tax asset.............................      21,209         5,157
  Other noncurrent assets...................................      12,600        10,563
                                                                --------      --------
     Total assets...........................................    $357,216      $291,309
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 19,669      $ 25,346
  Accrued wages and other employee costs....................      10,038         8,024
  Other accrued liabilities.................................      21,565        14,361
                                                                --------      --------
     Total current liabilities..............................      51,272        47,731
Long-term debt (Note 6).....................................          --            --
Accrued postretirement benefit cost.........................      19,376        19,376
Other noncurrent liabilities................................       3,681         3,029
                                                                --------      --------
     Total liabilities......................................      74,329        70,136
                                                                --------      --------
Contingencies (Note 4)
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares
     authorized; no shares outstanding......................          --            --
  Common Stock, $0.01 par value, 30,000,000 shares
     authorized; 20,537,668 and 21,022,253 shares issued....         205           210
  Additional paid-in capital................................     234,868       236,970
  Accumulated earnings (deficit)............................      49,484       (11,682)
  Deferred compensation.....................................      (1,670)       (1,100)
  Treasury Common Stock at cost -0- and 575,485 shares......          --        (3,225)
                                                                --------      --------
Total shareholders' equity..................................     282,887       221,173
                                                                --------      --------
     Total liabilities and shareholders' equity.............    $357,216      $291,309
                                                                ========      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                              -----------------
                                                               1998      1997
                                                               ----      ----
CASH PROVIDED FROM OPERATING ACTIVITIES:
Net income..................................................  $61,166   $45,550
Adjustment for items not affecting funds from operations:
  Depreciation..............................................    3,809     3,791
  Deferred taxes............................................  (12,452)   (4,205)
  Other-net.................................................      349       393
                                                              -------   -------
                                                               52,872    45,529
                                                              -------   -------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.................................................     (181)  (10,433)
Inventories.................................................  (34,644)  (12,538)
Accounts payable............................................   (5,677)      639
Other accrued liabilities...................................    9,870     3,046
Other assets................................................   (5,715)   (2,509)
                                                              -------   -------
                                                              (36,347)  (21,795)
                                                              -------   -------
     Cash provided by operating activities..................   16,525    23,734
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiary, net of cash acquired............       --    (2,605)
  Capital expenditures......................................  (22,888)   (4,444)
                                                              -------   -------
     Cash used in investing activities......................  (22,888)   (7,049)
                                                              -------   -------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock....................      236     1,041
  Debt repayments...........................................       --    (3,879)
  Treasury Common Stock purchased...........................      (37)     (147)
                                                              -------   -------
  Cash provided by (used in) financing activities...........      199    (2,985)
                                                              -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (6,164)   13,700
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............  $30,211   $ 5,944
                                                              -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $24,047   $19,644
                                                              =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
     Interest (net of amounts capitalized)..................  $    20   $    65
     Income taxes...........................................  $ 7,500   $   879
Noncash financing activities
     Issuance of restricted stock...........................  $   919   $   832

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                            ADDT'L.    RETAINED    TREASURY
                                        SHARES      COMMON     DEFERRED     PAID-IN    EARNINGS     COMMON    COMPREHENSIVE
                                      OUTSTANDING   STOCK    COMPENSATION   CAPITAL    (DEFICIT)    STOCK        INCOME
                                      -----------   -----    ------------   -------    ---------    -----        ------
Balance at December 31, 1997........  20,446,768     $210      $(1,100)     $236,970   $(11,682)   $(3,225)      $    --
Shares issued for Directors'
  Compensation......................          --       --           --            --         --         --            --
Shares issued for Restricted Stock
  Award Plans.......................      45,125       --         (919)          919         --         --            --
Compensation expense recognized.....          --       --          349            --         --         --            --
Treasury Common Stock purchased at
  cost..............................      (1,816)      --           --            --         --        (37)           --
Shares issued from exercise of
  employee stock options............      47,591        1           --           235         --         --            --
Net income..........................          --       --           --            --     61,166         --        61,166
  Other comprehensive income........          --       --           --            --         --         --            --
                                                                                                                 -------
Comprehensive income................          --       --           --            --         --         --       $61,166
                                                                                                                 =======
Reorganization of RMI Titanium
  Company and RTI International
  Metals............................          --       (6)          --        (3,256)        --      3,262
                                      ----------     ----      -------      --------   --------    -------
Balance at September 30, 1998.......  20,537,668     $205      $(1,670)     $234,868   $ 49,484    $    --
                                      ==========     ====      =======      ========   ========    =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                  (UNAUDITED)

NOTE 1--GENERAL

     The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated.

NOTE 2--ORGANIZATION

     On September 30, 1998, the shareholders of the Company's now wholly-owned subsidiary RMI Titanium Company ("RMI") approved, a proposal to reorganize into a holding company structure. Pursuant to the reorganization, the Company became the parent company of RMI Titanium, and shares of RMI Common Stock were automatically exchanged on a one-for-one (1:1) basis for shares of the Company. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998. Inasmuch as RTI was formed on September 30, the financial statements included herein for the nine months ended September 30, 1998 and 1997 reflect the financial statements of RTI's wholly owned subsidiary RMI Titanium Company and its majority owned subsidiaries.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in RMI's immediate predecessor, RMI Company, an Ohio general partnership, to RMI in exchange for shares of the RMI's Common Stock. Quantum then sold its shares to the public. USX retained ownership of its shares. At September 30, 1998 approximately 27% of the Company's outstanding common stock was owned by USX.

     In November, 1996, USX Corporation completed a public offering of its notes which are exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock, owned by USX (or for an equivalent amount of cash at USX's option). Such shares represent all of the RTI Common Stock owned by USX.

NOTE 3--INCOME TAXES

     In the nine months ended September 30, 1998 the Company recorded an income tax benefit of $16.1 million, resulting from an adjustment to reduce the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets. Excluding the $16.1 million valuation allowance adjustment, the effective tax rate for the three and nine months ended September 30, 1998 were approximately
25.0 and 28.0 percent, respectively. Because of available net operating loss carryforwards, the amount of current taxes expected to be paid in 1998 will be well below the level which could be expected by applying the statutory federal tax rate of 35% to pretax income.

     Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The Company evaluates the available evidence supporting the realization of future taxable income and, based upon that evaluation during the second quarter of 1998, concluded that it is likely that its deferred tax assets will be realized. Based on that evaluation, the valuation allowance was eliminated.

NOTE 4--CONTINGENCIES

     In the ordinary course of business, the Company is subject to environmental laws and regulations concerning the production, handling, storage, transportation, emission, and disposal of waste materials and is also subject to other federal and state laws and regulations regarding health and safety matters. These laws and regulations are constantly evolving, and it is not currently possible to predict accurately the ultimate effect these laws and regulations will have on the Company in the future.

     RMI is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Fields Brooks Superfund Site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what RMI believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

     With regard to the Fields Brook Superfund Site, RMI, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") under Comprehensive Environmental Response, Compensation Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. These studies are nearly complete. RMI, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. RMI has accrued and has been paying its portion of the cost of such compliance. Actual cleanup will not commence prior to 1999. RMI's share of the study costs has been established at 9.95%. In June, 1995, RMI and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At September 30, 1998, the amount accrued for future environmental-related costs was $3.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which RMI believes are probable. RMI has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by RMI. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 5--INVENTORIES:

                                                           (DOLLARS IN THOUSANDS)
                                                   SEPTEMBER 30, 1998
                                                      (UNAUDITED)       DECEMBER 31, 1997
                                                      -----------       -----------------
     Raw material and supplies...................       $ 70,370            $ 55,542
     Work-in-process and finished goods..........        115,278              95,462
     Adjustments to LIFO values..................        (30,272)            (30,272)
                                                        --------            --------
                                                        $155,376            $120,732
                                                        ========            ========

NOTE 6--CREDIT AGREEMENT:

     Concurrent with the restructuring referred to above, RTI entered into a credit agreement dated September 30, 1998 (the "Credit Facility"), replacing RMI's existing credit facilities. The unsecured Credit Facility provides for $125 million in five-year borrowings and $25 million in one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 60% of qualified inventory. At September 30, 1998 no amounts were outstanding under the facility.

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR, plus a spread (ranging from 0.5% to 1.5%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization.

     The Credit Facility contains additional terms and financial covenants which are typical for other similar facilities.

NOTE 7--SUBSEQUENT EVENTS:

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals, Inc. ("NCM") for $35 million, subject to adjustment in certain circumstances, and the assumption by RTI of certain bank debt. The $35 million purchase price consisted of $16 million in cash, a $16 million note. The note is payable on demand or on January 4, 1999, bearing interest at 5.81% per annum, and $3 million of the Company's common stock valued at $19.2875 per share in accordance with the purchase agreement. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to the manufacturing facilities, NCM operates four distribution centers in the United States and one in England.

     Also on October 1, 1998, RTI acquired all of the assets of Weld-Tech Engineering, L.P. ("Weld-Tech") for $11.3 million in cash, subject to adjustment in certain circumstances, and the payment of a $1.4 million note owed by Weld-Tech to a corporation, the shareholders of which were also partners of Weld-Tech. Weld-Tech, based in Houston, Texas, will operate under the name Weld-Tech Engineering Services, L.P. Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the effects of an ongoing work stoppage, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES

     Net sales decreased to $81.0 million for the three months ended September 30, 1998 compared to net sales of $86.4 million in the corresponding 1997 period. This sales decrease is due primarily to reduced shipments of titanium mill products partially offset by increased average selling prices. Shipments of titanium mill products were 4.5 million pounds in the third quarter of 1998 compared to 4.7 million pounds for the same period in 1997. Average selling prices on mill products in the third quarter of 1998 increased by approximately 1% to $14.76 per pound from $14.59 per pound in the third quarter of 1997.

GROSS PROFIT

     Gross profit amounted to $25.2 million, or 31.2% of sales for the quarter ended September 30, 1998 compared to a gross profit of $19.8 million or 22.9% for the comparable 1997 period. This improvement results primarily from increased profit margins on titanium mill products resulting from reduced operating costs, a more favorable product mix, and higher average selling prices, partially offset by reduced shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $4.1 million for the quarter ended September 30, 1998 compared to $3.7 million for the same quarter in 1997. This increase results primarily from increased levels of business activity. Research, technical and product development expenses amounted to $1.1 million in the third quarter of 1998 compared to $0.9 million in the third quarter of 1997. Selling, general and administrative expenses together with research, technical and product development expenses amounted to approximately 6.5% of sales in the third quarter of 1998 compared to 5.3% of sales in the comparable 1997 period.

OPERATING INCOME

     Operating income for the three months ended September 30, 1998 amounted to $20.0 million, or 24.7% of sales compared to $15.2 million or 17.6% of sales in the same period of 1997. This improvement results primarily from increased profit margins on mill products. The increase in profit margins results primarily from increased average selling prices on mill products, a shift in product mix to higher margin value-added flat roll products, and lower operating costs.

INCOME TAXES

     In the third quarter of 1998, the Company recorded an income tax provision of $5.1 million compared to a $7.1 million tax benefit recorded in the third quarter of 1997. Included in the three month period ended September 30, 1997 is a $8.7 million benefit resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets. Exclusive of this adjustment, the effective federal tax rate for the third quarter of 1997 was approximately 10.1%. The effective federal tax rate for the third quarter of 1998 was approximately 25.0%. The difference between the statutory tax rate of 35% and the effective tax rate for both the third quarter of 1998 and 1997 is primarily due to adjustments to the deferred tax asset valuation allowance as it related to expected current year results. Because of available net operating loss carryforwards, the amount of current taxes expected to be paid in 1998 will be well below the level which could be expected by applying the statutory federal tax rate of 35% to pretax income. See "Income Tax Considerations" and "SFAS No. 109 Effects" below.

OTHER INCOME

     Other income for the third quarter of 1998 amounted to $0.8 million compared to $0.3 million for the same period in 1997. This increase results primarily from increased investment income on short-term securities.

NET INCOME

     Net income for the quarter ended September 30, 1998 amounted to $15.7 million or 19.4% of sales, compared to $22.5 million or 19.4% of sales in the comparable 1997 period. The decrease in net income is due primarily to the deferred tax credit recognized in 1997 as referred to above. Pretax income increased to $20.8 million in the third quarter of 1998 from $15.4 million in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER
1997

NET SALES

     Net sales for the nine months ended September 30, 1998 increased to $266.6 from $235.2 million in the first nine months of 1997, an increase of $31.4 million, or 13.4%. This increase results primarily from higher average selling prices and a shift in product mix toward more value-added higher margin flat rolled products such as sheet and plate and away from lower margin commodity products such as bloom and billet. Mill products shipments for the first nine months of 1998 and 1997 amounted to 14.3 million and 14.2 million pounds, respectively. Average realized selling prices increased to $14.80 per pound in the first nine months of 1998 compared to $14.12 per pound in 1997.

GROSS PROFIT

     Gross profit for the nine months ended September 30, 1998 amounted to $74.9 million, or 28.1% of sales compared to $52.3 million, or 22.2% of sales in the first nine months of 1997. This increase results primarily from increased selling prices for titanium mill products, a favorable shift in product mix to higher value-added flat rolled products, and lower overall operating costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $11.9 million for the first nine months of 1998 compared to $9.2 million for the comparable period in 1997. This increase results primarily from increased levels of business activity. Research, technical and product development expenses amounted to $2.9 million, and $2.3 million in the nine month periods ended September 30, 1998 and 1997, respectively. Selling, general and administrative expenses together with research, technical and product development expenses for the first nine months of 1998 amounted to 5.5% of sales compared to 4.9% of sales in the first nine months of 1997.

OPERATING INCOME

     Operating income for the nine months ended September 30, 1998 amounted to $60.1 million, or 22.5% of sales compared to $40.8 million, or 17.3% of sales in the same period of 1997. This improvement results primarily from increases in average realized selling prices, a shift in mill product shipments from low margin commodity products to higher-value flat rolled products, and lower overall operating costs.

INCOME TAXES

     In the first nine months of 1998, the Company recorded a provision for income taxes of $1.l million compared to a $4.2 million income tax benefit recorded in the first nine months of 1997. The income tax provision of $1.1 million recorded in the first nine months of 1998 is comprised of a current income tax provision of $17.2 million and a deferred tax benefit of $16.1 million resulting from an adjustment to the Company's deferred tax asset valuation allowance resulting from changes in the Company's expectations about the ultimate realization of its deferred tax assets. Exclusive of these adjustments, the effective federal tax rate for the nine months ended September 30, 1998 was approximately 28.0% compared to 10.8% for the same period in 1997. The difference between the statutory tax of 35% and the effective tax rate for the nine month periods ending September 30, 1998 and 1997 is primarily due to adjustments to the deferred tax asset valuation allowance related to expected current year results. Because of available net operating loss carryforwards, the amount of current taxes expected to be paid in 1998 will be well below the level which could be expected by applying the statutory federal tax rate of 35% to pretax income. See "Income Taxes" and "SFAS No. 109 Effects" below.

OTHER INCOME

     Other income in the first nine months of 1998 amounted to $2.2 million compared to $0.7 million in 1997. This increase results primarily from increased investment income on short-term securities.

NET INCOME

     Net income for the nine months ended September 30, 1998 amounted to $61.2 million, or 22.9% of sales compared to $45.5 million, or 19.4% of sales in the first nine months of 1997. This increase is due primarily to increased profit margins on titanium mill products partially offset by increased income tax expense.

OUTLOOK

     During the last three years, and continuing into early 1998, the U.S. titanium industry experienced a significant increase in demand and pricing for titanium mill products. This increase in demand resulted primarily from an unprecedented increase in demand from the commercial aerospace markets. During the 1995-1997 period, most commercial airlines reported stronger operating profits. In order to meet increasing passenger load demands and the need to replace older, less efficient aircraft, commercial airlines placed orders for new and replacement aircraft at near record levels, and the leading manufacturers of commercial aircraft announced increased build and delivery rates for certain aircraft. Because of the Asian financial crisis, production difficulties at its manufacturing facilities and uncertain global economic conditions which may affect the demand for commercial aircraft, Boeing Commercial Airplane Group has recently made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 1999-2000 time frame. Other aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. The extent or duration of this inventory adjustment period, or the amount of excess inventory in the procurement pipeline is unknown. While the company has not experienced significant order cancellations or rescheduling of orders, volume and pricing of incoming orders has shown some softening particularly in the forging products such as ingot and bloom. Demand and pricing for the Company's core value-added products, alloy sheet and plate, while softening somewhat, remain relatively strong. The slowing in the growth of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. Based on currently available information, the Company anticipates that U.S. titanium industry's total shipments will decrease in 1999 from 1998 levels; although, the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     On February 2, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI will supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, beginning in 1999, will have an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing will receive firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year.

     In another accord, RMI, through its French affiliate, Reamet, has been chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes.

     Also, during the second quarter of 1998, RMI was designated the sole supplier of titanium mill products for the Air Force F-22 fighter being built by Lockheed Martin and Boeing. The new contract, which begins this year, will continue through the life of the program with approximately 339 aircraft forecast to be produced by the year 2012. The value of this contract could potentially total $340 million.

     RMI has also been selected by military aircraft producers Boeing and Northrop as the principal supplier of titanium alloy plate and alloy sheet including just-in-time, cut-to-size products, for the C-17 Transport, F-15 Eagle and the F/A-18 Hornet programs. The Hornet program includes the new E/F version which utilizes considerably more titanium than earlier C/D models. The agreement will begin with May 1999 requirements and runs through April 2001.

     During the second quarter of 1998, RMI was named by B.F. Goodrich Aerospace Aerostructures Group, which designs and manufactures engine nacelle systems for large commercial and military aerospace applications, as its principal supplier of alloy sheet. During the same period, RMI secured contracts with Contrucciones Aeronauticas S.A. (CASA) of Spain and Daimler-Benz Aerospace AG of Germany for their alloy plate and sheet requirements in connection with the Airbus and Eurofighter programs. All three contracts, totaling more than $60 million, begin in 1999 and extend for a minimum of three years.

     Negotiations covering RMI's 1999 titanium sponge requirements and pricing levels are currently underway. Because of reduced demand and an abundant worldwide supply of titanium sponge, RMI expects lower sponge prices for 1999. Due to the softening of demand for titanium mill products resulting from reduced commercial aircraft build rates, overall demand for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements has decreased. Because of increased supplies of titanium scrap, prices for scrap have eased. Prices for the Company's alloying agents are closely tied to overall demand. RMI believes that it has an adequate supply of raw materials available from a number of different suppliers.

     The Company's total order backlog as of October 1, 1998 was approximately $365 million, compared to $383 million at December 31, 1997. The backlog amounts for the Company's newly acquired subsidiaries, New Century Metals and Weld-Tech Engineering Services L.P., are included in the October 1, 1998 totals.

     After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the hourly workforce at its Niles, Ohio plant, a work stoppage, which commenced October 1, 1998 is continuing. The Niles plant is the Company's largest production facility. Operations at the plant are being conducted by management and salaried personnel at a rate of approximately 40-50% of normal production levels while negotiations continue. The cost of the strike, including lost production, is currently estimated at $3.0 to $4.0 million per month. In the near term, fourth quarter 1998 results will be adversely impacted by the effects of the work stoppage. An extended work stoppage would be likely to have an adverse impact on 1999 earnings. The Company is currently unable to quantify the impact of an extended work stoppage on 1999 results. However, depending on a number of factors including the length of the work stoppage, the amount of lost production, and the potential impact on customers the work stoppage could have a material adverse effect on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $16.5 million in the first nine months of 1998 compared to $23.7 million in the first nine months of 1997. The change in net cash flows from operating activities in the first nine months of 1998, compared to the comparable 1997 period was due primarily to improved results of operations offset by significant increases in working capital requirements. Working capital amounted to $210.0 million at September 30, 1998, compared to $184.8 million at December 31, 1997. The increase in working capital results primarily from increases in inventory partially offset by an increase in current liabilities. The Company's working capital ratio was 5.1 to 1 at September 30, 1998.

     During the first nine months of 1998 and the comparable 1997 period, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities.

     On October 1, 1998 RTI acquired the capital stock of New Century Metals ("NCM") for $35 million. The purchase price consisted of $16 million in cash, a $16 million note, payable on demand on January 4, 1999, and $3 million of the Company's common stock. Concurrent with the acquisition RTI repaid $8.8 million in NCM bank debt. Additionally, on October 1, 1998 RTI acquired the assets of Weld-Tech Engineering, L.P. ("Weld-Tech") for $11.3 million on cash and the payment of a $1.4 million note owed by Weld Tech. To complete the acquisition, RTI utilized approximately $23 million of its available cash reserves, plus $14 million from borrowings under the Company's credit facility. For additional information see "Acquisitions" below.

The Company anticipates that it will be able to fund the balance of its 1998 working capital requirements and its capital expenditures from funds generated by operations. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed. The Company's cash flow will be impacted by an ongoing work stoppage which commenced October 1, 1998. For further information on the work stoppage, see "Outlook" above and "Work Stoppage" below.

CREDIT AGREEMENT

     Concurrent with the reorganization referred to above, RTI entered into a credit agreement, dated September 30, 1998 (the "Credit Facility"), to replace RMI's existing credit facilities. The unsecured Credit Facility provides for $125 million five-year and $25 million in one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. At June 30, 1998 no amounts were outstanding under the facility. Under the terms of the Credit Facility, the Company, at its option will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 0.5% to 1.5%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization.

INCOME TAXES

     SFAS No. 109. Effects. SFAS 109 requires a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The ultimate realization of all or part of the Company's deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future.

     When preparing interim and annual financial statements, the Company periodically evaluates its strategic and business plans, in light of evolving business conditions, and the valuation allowance is adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at June 30, 1998, the Company considered a number of factors including the improved profitability in 1998 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1997 valuation allowance. Accordingly, the valuation allowance was reduced during the second quarter of 1998 by approximately $16 million to reflect the revised income expectations. The valuation allowance remaining from December 31, 1997 of approximately $6 million relates to deferred tax assets associated with approximately $16 million of available net operating loss carryforwards that had not yet been recognized for FAS 109 purposes. These assets are expected to be realized during 1998. Therefore, pursuant to the provisions of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" and SFAS 109, this allowance will be released through the effective tax rate during 1998. As a result of this, the entire amount of the Company's net operating loss carryforwards will be utilized for SFAS 109 purposes.

     For federal income tax return purpose, the amount of remaining net operating loss carryforwards at December 31, 1997 amounted to approximately $43 million, which are available to offset future taxable income. Because the Company will be able to generate sufficient taxable income, the currently available net operating loss carryforwards will be fully utilized in 1998. Because of the availability of these net operating loss carryforwards to offset taxable income, actual cash payments for federal income taxes in 1998 will be well below the level which could be expected by applying the statutory federal tax rate of 35% to pretax income.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future.

     At September 30, 1998, the amount accrued for future environment-related costs was $3.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. RMI has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by RMI. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge RMI from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures the first nine months of 1998 and 1997 amounted to $22.9 and $4.4 million, respectively. Included in the 1998 spending is $16.8 million expended on the Galt Alloys' expansion. The Company has anticipated capital spending of approximate $30 million in 1998. Capital spending for 1999, including expenditures at NCM and Weld-Tech, is anticipated to exceed 1998 levels.

     After completing an evaluation of future information technology needs and growth, together with expanding requirements for additional decision making tools, the Company has decided to install an Enterprise Resource Planning (ERP) software system. The ERP will replace many of the Company's automated accounting, financial and manufacturing systems. Included in the capital spending estimates above is approximately $6 million in 1998 and $9 million in 1999 for the ERP. Initially, the ERP will be installed at the Company's largest domestic operations, and then eventually to all domestic and foreign operations. The Company has recently purchased and begun installing the ERP system. A pilot program is up and successfully running at one of the Company's distribution facilities. Financial applications such as payroll and general ledger should be installed and running by July 1, 1999 at all major domestic locations. Other applications covering operations and manufacturing functions are currently being studied and should be implemented periodically throughout 1999.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The Company adopted SFAS No. 109 in the first quarter of 1998. Although this standard requires new reporting for comprehensive income, it does not impact the measurement of comprehensive income, and, as such, has not had a material impact on the reported results of operations or financial position.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information." The Company will adopt this standard in its annual financial statements for 1998, but has not yet completed its evaluation of the impact of this standard. However, since this standard requires disclosure of additional information but does not prescribe any new measurement standards, the Company does not expect the adoption of this standard to have a material impact on the reported results of operations or financial position.

     In February 1998, the FASB issued SAFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is required to adopt the provisions of this standard in its annual financial statements for 1998, and does not expect this disclosure-only standard to have a significant impact on reported results of operations or financial position.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

The principles established in this statement are required to be applied to the Company's financial statements in 1999. Management has not yet completed its evaluation of the impact of this standard on the Company's reported results of operations or financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established standards of accounting and reporting of derivative financial instruments. The standard is required to be adopted in 2000. Management has not yet evaluated the impact this standard will have on reported results of operations or financial position.

YEAR 2000 COMPLIANCE

     Beginning in January of 1996, RTI began to aggressively manage its computer software and hardware to insure that the Year 2000 date change will not adversely impact its business. The Company has and will continue to make certain investments in its application software to ensure the Company is Year 2000 compliant. In addition, the Company is monitoring the compliance efforts of entities with which it interacts. The Company began modification of its internally developed proprietary software in 1996 and currently estimates that approximately 90% of this software has been modified and tested to make it Year 2000 compliant. The balance is currently being modified, or will be replaced by the new ERP installation referred to above. The ERP system is warranted by the vendor to be Year 2000 compliant. In any event, many of the Company's internally generated software programs are considered noncritical applications which can, if necessary, be performed manually. Noninformation technology systems such as process control devices and other automated equipment which may contain imbedded chips that could be affected by the year 2000 problem have been identified. Modifications to these devices are underway, and the Company estimates that necessary modifications will be completed in the first quarter of 1999. The Company has also contacted its key vendors, suppliers and service providers to monitor their compliance efforts. A follow-up has started with those third parties not responding to the Company's original request. To the extent necessary, the Company will identify alternative suppliers. A survey of the Company's customers to assess their Year 2000 readiness is currently underway. While it is not possible at present to accurately estimate the incremental cost of this effort, the Company does not anticipate it will have a material impact on the long-term results of operations, liquidity or consolidated financial position of the Company.

     The most likely worst case Year 2000 scenario would be the inability of third party suppliers such as utilities, telecommunication suppliers, critical material suppliers, and financial institutions to continue providing their goods and services to the Company. The inability of these vendors to continue supplying the Company could, in the absence of alternative sources, have a possibly material adverse impact on the Company's operations and/or financial condition.

     The Company believes it has allocated appropriate resources to identify and fix Year 2000 problems; however, there can be no assurances that all Year 2000 problems will be identified and fixed in advance, and it is possible that some Year 2000 problems could go undetected until after January 1, 2000.

     This discussion of the Company's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, RMI has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the results of the Company.

WORK STOPPAGE

     After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the hourly workforce at its Niles, Ohio plant, a work stoppage, which commenced October 1, 1998 is continuing. The Niles plant is the Company's largest production facility. Operations at the plant are being conducted by management and salaried personnel at a rate of approximately 40-50% of normal production levels while negotiations continue. The cost of the strike, including lost production, is currently estimated at $3.0 to $4.0 million per month. In the near term, fourth quarter 1998 results will be adversely impacted by the effects of the work stoppage. An extended work stoppage would be likely to have an adverse impact on 1999 earnings. The Company is currently unable to quantify the impact of an extended work stoppage on 1999 results. However, depending on a number of factors including the length of the work stoppage, the amount of lost production, and the potential impact on customers, the work stoppage could have a material adverse effect on the Company's operating results. To the extent the work stoppage impairs RMI's ability to generate sufficient cash flows to support its operating needs, RTI may borrow funds under its revolving credit facility to supplement available cash resources.

ACQUISITIONS

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals, Inc. for $35 million, subject to adjustment in certain circumstances, and the assumption by RTI of certain bank debt. The $35 million purchase price consisted of $16 million in cash, a $16 million note, payable on demand or January 4, 1999, bearing interest at 5.81% per annum, and $3 million of the Company's common stock valued at $19.2875 per share. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to the manufacturing facilities, NCM operates four distribution centers in the United States and one in England.

     Also on October 1, 1998, RTI also acquired all of the assets of Weld-Tech Engineering, L.P. for $11.3 million in cash, subject to adjustment in certain circumstances, and the payment of a $1.4 million note owed by Weld-Tech to a corporation, the shareholders of which were also partners of Weld-Tech. Weld-Tech, based in Houston, Texas, will operate under the name Weld-Tech Engineering Services, L.P. Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services.

     On November 12, 1998 the Company announced that RTI and Sierra Alloys, Inc., of Irwindale, California, were unable to reach a mutually satisfactory agreement for the purchase of Sierra by RTI, and have ended discussions. The two companies had signed a letter of intent on July 6, 1998.

     The Company is also in the process of evaluating other potential acquisition candidates. RTI evaluates such potential acquisitions on the basis of their ability to enhance or improve the Company's existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for its products. RTI may make acquisitions using its available cash resources, borrowings under its existing credit facility, new debt financing, RTI Common Stock, joint venture/partnership arrangements or any combination of the above.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     2.1 Stock Purchase Agreement, dated as of October 1, 1998, by and among RTI International Metals, Inc., New Century Metals, Inc., Richard R. Burkhart and Joseph H. Rice, incorporated by reference to exhibit 2.1 and 2.2 to the Company's Current Report of Form 8-K dated October 15, 1998.

     2.2 Asset Purchase Agreement, dated October 1, 1998, by and among Weld-Tech Engineering Services, L.P. and Weld-Tech Engineering, L.P., incorporated by reference to exhibit 2.1 and 2.2 to the Company's Current Report of Form 8-K dated October 15, 1998.

     3.1 Articles of Incorporation of the Company, incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-4 No. 333-61935.

     3.2 Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     4.1 Credit Agreement between RTI International Metals, Inc. and PNC Bank, National Association, as agent; Mellon Bank, National Association of Pennsylvania and Bank One, National Association as co-agents, dated as of September 30, 1998, filed herewith.

     27  Financial Data Schedule

  (b) On October 15, 1998, The Company filed a report on Form 8-K reporting Item 2., Acquisition of Assets, and Item 5., Other Events, Work Stoppage, and Reorganization into Holding Company Structure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RTI INTERNATIONAL METALS, INC.
                                          --------------------------------------
                                                       (Registrant)

Date: November 16, 1998
                                          By:       /s/ T. G. RUPERT
                                            ------------------------------------
                                                        T. G. Rupert
                                             Executive Vice President & Chief
                                                    Financial Officer