Form 10-K405
period 1998-12-31
RTI INTERNATIONAL METALS INC
filed 1999-03-30
CIK 1068717

                                                                [CONFORMED COPY]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] for the transition period from to
     ---------------------    ---------------------

                        COMMISSION FILE NUMBER 001-14437

                         RTI INTERNATIONAL METALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      OHIO                                        52-2115953
            (State of Incorporation)                 (I.R.S. Employer Identification No.)

        1000 WARREN AVENUE, NILES, OHIO                             44446
    (Address of principal executive offices)                      (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 330-544-7700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                 -----------------------------------------
    Common Stock, Par Value $0.01 Per Share               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1 1999: $93,593,845. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding at March 1, 1999: 20,721,508.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Selected Portions of the 1999 Proxy Statement-Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this report, the terms "RTI", "Company", and "Registrant" mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                            ------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                 PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   10
Item 3.     Legal Proceedings...........................................   10
Item 4.     Submission of Matters to a Vote of Security Holders.........   12

                                PART II
Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................   13
Item 6.     Selected Financial Data.....................................   14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   14
Item 7(a).  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   23
Item 8.     Financial Statements and Supplementary Data.................   23
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   42

                                PART III
Item 10.    Directors and Executive Officers of the Registrant..........   43
Item 11.    Executive Compensation......................................   43
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   43
Item 13.    Certain Relationships and Related Transactions..............   43

                                PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   43
Signatures..............................................................   44
Index to Exhibits.......................................................   45

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     RTI International Metals, Inc. is a leading U.S. producer of titanium mill and fabricated-metal products for the global market. The Company is currently structured in two operating groups, the Titanium Group and the Fabrication and Distribution Group. The Titanium Group's mill products are processed by RTI's customers to provide products for use in the aerospace industry and industrial markets. The Fabrication and Distribution Group's products are used primarily in the aerospace, oil and gas, geothermal energy production and chemical process industries as well as for a number of other industrial applications. This Group also provides fabrication, extrusion and conversion services for titanium and other specialty metals producers, and operates a number of distribution centers, specializing in high temperature and corrosion resistant alloys including titanium, stainless steel and nickel based products.

     On September 30, 1998, the shareholders of the Company's now wholly-owned subsidiary RMI Titanium Company ("RMI") approved a proposal to reorganize into a holding company structure (the "1998 Reorganization"). Pursuant to this reorganization, the Company became the parent company of RMI Titanium, and shares of RMI Common Stock were automatically exchanged on a one-for-one (1:1) basis for shares of the Company. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in RMI's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of Common Stock (the "1990 Reorganization"). Quantum sold its shares of Common Stock to the public while USX retained ownership of its shares. At December 31, 1998, USX owned approximately 27% of the Company's outstanding Common Stock.

     In November, 1996, USX Corporation completed a public offering of its notes which are exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock owned by USX (or for an equivalent amount of cash at USX's option). Such shares represent all of the RTI Common Stock owned by USX.

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals ("NCM") of Solon, Ohio. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to manufacturing facilities NCM operates five distribution centers. Also on October 1, 1998, RTI acquired the assets of Weld-Tech Engineering, L.P. ("Weld-Tech"). Weld-Tech, based in Houston, Texas will operate under the name Weld-Tech Engineering Services, L.P. Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair as well as materials engineering and testing services.

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers.

INDUSTRY OVERVIEW

     Titanium is one of the newest specialty metals. Its physical characteristics include high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950's when it was used as a component in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. However, significant quantities of the industry's output is used in nonaerospace applications, such as oil and gas, geothermal energy production, chemical process industries and armor plate for military applications.

     Aerospace demand originates from two aerospace sectors: commercial and military. Since the late 1980's, commercial aerospace has been the dominant factor in titanium demand. The commercial aerospace sector is expected to continue to dominate the demand for titanium as a result of the expected growth of worldwide airline traffic and the need to repair and replace aging commercial airline fleets and reduced military aerospace spending.

     Historically, the cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, U.S. titanium mill product shipments registered cyclical peaks of 62 million pounds in 1997 to a low of 32 million pounds in 1983.

     In the last several years, commercial aerospace markets have shown dramatic increases in demand while military aerospace markets have stabilized at historically reduced build rate levels. During this period, most major U.S. commercial airline carriers have reported strong operating profits and, beginning in the second half of 1995 and continuing into early 1998, aircraft manufacturers significantly increased their build rates. Because of the Asian financial crisis, production difficulties at its manufacturing facilities and uncertain global economic conditions which may affect the demand for commercial aircraft, Boeing Commercial Airplane Group has recently made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 1999-2000 time frame. Other aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, have a need to adjust inventory requirements downward from peak levels. The slowing in the growth of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. Based on currently available information, the Company anticipates that U.S. titanium industry's total shipments will decrease in 1999 from 1998 levels of approximately 58 million pounds, although the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure. Current oil and gas prices are expected to reduce demand for the Company's products used in the oil and gas markets. However, deep water, offshore exploration projects, where most of the Company's efforts are concentrated, are expected to remain active.

PRODUCTS AND MARKETS

     The Company's products are produced and marketed by two groups.

     The Titanium Group's products consist primarily of titanium mill products and specialty alloys for use in the ferrous and nonferrous metals industries. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, sheet, plate, strip and welded tube. These products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets such as prime aircraft manufacturers and subcontractors including metal fabricators, forge shops, machine shops and metal distribution companies. Titanium mill products are semi-finished goods and most often represent the raw or starting material for these customers, who then form, fabricate, machine or further process them into finished or semi-finished parts. This Group also manufactures titanium powders and, through Galt Alloys, Inc., specialty alloys used by the ferrous and nonferrous metal industries. Galt also processes, consolidates and melts titanium scrap which is used in the Company's titanium mill product melting facilities. In addition, this Group administers and acts, through its Environmental Services Division, as prime contractor for the U.S. Department of Energy ("DOE") for the remediation and restoration of the Company's closed facilities located in Ashtabula, Ohio.

     The Fabrication and Distribution Group consists primarily of businesses engaged in the fabrication and distribution of titanium and other ferrous and nonferrous metals such as stainless steel and nickel based alloys. Fabricated products include pipe, engineered tubular products, hot-formed and superplastically formed parts, cut shapes, and various specialized cut-to-size programs. New Century Metals, Inc., extrudes numerous shapes and sizes of specialty metals for use in the aerospace and nonaerospace applications. Weld-Tech Engineering Services, L.P. fabricates oil and gas components such as production manifolds and riser systems which are used in offshore oil and gas production. RTI Energy Systems, Inc., designs and markets offshore riser systems, stress joints and drill pipe. This Group also operates a number of metal distribution facilities, both foreign and domestic, which stock and deliver cut-to-size titanium products, as well as other nonferrous and ferrous metals.

     The amount of sales and the Company's consolidated percentage of consolidated sales represented by each Group during each of the years beginning in 1996 was as follows (dollars in millions):

                                                        1998          1997(2)         1996(2)
                                                    ------------    ------------    ------------
                                                      $       %       $       %       $       %
Titanium Group....................................  $229.2    68%   $243.9    77%   $206.1    82%

Fabrication and Distribution Group................    91.6    27      61.4    19      34.8    14

Other (1).........................................    16.7     5      13.2     4      10.5     4
                                                    ------   ---    ------   ---    ------   ---
     Total........................................  $337.5   100%   $318.5   100%   $251.4   100%
                                                    ======   ===    ======   ===    ======   ===

---------------

(1) Includes DOE remediation and restoration contract which is managed as part of the Titanium Group.

(2) Certain prior year amounts have been reclassified to reflect current business segments.

     Operating profits and the percentage of consolidated operating profit contributed by each Group during each of the years beginning in 1996 was as follows (dollars in millions):

                                                          1998           1997           1996
                                                       -----------    -----------    -----------
                                                         $      %       $      %       $      %
Titanium Group.......................................  $59.8    88%   $53.5    95%   $30.2    89%

Fabrication and Distribution Group...................    7.4    11      2.5     4      3.1    10

Other (1)............................................    0.8     1      0.3     1      0.4     1
                                                       -----   ---    -----   ---    -----   ---
     Total...........................................  $68.0   100%   $56.3   100%   $33.7   100%
                                                       =====   ===    =====   ===    =====   ===

---------------

(1) Includes DOE remediation and restoration contract which is managed as part of the Titanium Group.

     The amount of the Company's consolidated assets identified with each Group for each of the years ended December 31 were as follows (dollars in millions):

                                                            1998          1997          1996
                                                           ------        ------        ------
Titanium Group...........................................  $253.4        $212.8        $184.1

Fabrication and Distribution Group.......................   116.8          36.0          19.3

Other (1)................................................     0.2           0.4           0.3

General Corporate (2)....................................    25.6          42.1          12.1
                                                           ------        ------        ------
     Total...............................................  $396.0        $291.3        $215.9
                                                           ======        ======        ======

---------------

(1) Includes DOE remediation and restoration contract which is managed as part of the Titanium Group.

(2) Consists primarily of unallocated cash, short-term investments and deferred tax assets.

  TITANIUM GROUP

     The Company produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Aerospace Business. Approximately 86% of the Company's 1998 mill product sales were aerospace related compared with approximately 83% in 1997 and 78% in 1996. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, are utilized in aircraft bulkheads, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     As of December 31, 1998, the leading manufacturers of commercial aircraft, Boeing Company, (including the former McDonnell Douglas Corporation which was acquired by Boeing in 1997), and Airbus Industrie, reported an aggregate of 3,095 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1997 and 1996 were 2,753 planes, and 2,370 planes, respectively. Included in the backlog for December 31, 1998 are 251 firm orders for the new Boeing 777 wide-body aircraft, which requires more titanium than any other commercial aircraft. Deliveries of commercial aircraft by these three manufacturers totaled 790 in 1998, 557 in 1997, and 345 in 1996. Because it typically takes from 12 to 18 months from placement of an order until delivery of a commercial aircraft, realized delivery rates generally lag behind announced backlog estimates. In addition, changing economic conditions and instability in the domestic and international commercial airline industry has caused manufacturers to re-evaluate aircraft orders and options, thus affecting realized aircraft delivery rates. Recent announcements by Boeing regarding reductions in its forecasted production rates in the 1999-2000 time frame has resulted in some industry wide rescheduling and delays resulting in a need to adjust inventory levels downward from peak levels. This slowing of build rates will impact the overall demand for titanium products in the near term. However, the Company expects that increased military spending will increase military aerospace demand.

     Nonaerospace. Principal nonaerospace mill products include commercially pure (unalloyed) strip, welded tube and plate used for chemical processing and pulp and paper equipment. Bar is sold for the production of medical implants and high-performance automotive engine parts. The Company is also a supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Nonaerospace sales accounted for 14% of the Company's mill product sales in 1998, 17% in 1997 and 22% in 1996. Since the Company's entry into strip production in 1984 and tube production in 1986, sales of these two products have grown to a majority of the Company's total nonaerospace mill product sales.

     In July 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of a specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt undertook a major expansion program designed to enable Galt to better serve the titanium industry and its customers.

     Other. The Company has a long-term agreement with the DOE covering the remediation and restoration of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. government. The Company is serving as the prime contractor during the remediation and restoration period. Year-to-year revenues and the time of completion of the project will depend on DOE funding. In 1998, the Company recognized $16.7 million in such revenues compared to $13.2 million in 1997 and $10.5 million in 1996. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities.

  FABRICATION AND DISTRIBUTION GROUP

     Fabricated products include pipe, engineered tubular products for the oil and gas and geothermal energy production industries, hot-formed and superplastically formed parts and cut shapes for aerospace applications.

     The Company owns and operates a number of distribution facilities, both foreign and domestic. These centers stock titanium as well as other nonferrous and ferrous metals to fill customer needs for smaller quantity, quick delivery orders. These centers also provide cutting and light fabrication services. Two locations, one in St. Louis, Missouri, and the other in Birmingham, England operate stocking and cut-to-size programs designed to meet the needs of aerospace customers.

     In an effort to expand the fabrication and distribution business, the Company made two strategic acquisitions during the fourth quarter of 1998. On October 1, RTI acquired New Century Metals, Inc. ("NCM") of Solon, Ohio. NCM manufactures and distributes high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel to the aerospace, chemical processing, oil exploration and production, and power distribution industries. NCM also operates five distribution facilities. Additionally, in order to enhance and further expand its already significant efforts to develop new markets for titanium in the oil, gas and geothermal energy production industries, RTI acquired the assets of Weld-Tech Engineering Services, L.P. ("Weld-Tech") of Houston, Texas on October 1, 1998. Weld-Tech provides engineering and fabrication services to the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services. RTI plans to increase its investment in Weld-Tech with the addition of a heat treatment facility, machining center and a corrosion protection coating facility. These additions will result in improved capabilities and provide complete fabrication services to Weld-Tech's expanding customer base in titanium and other specialty metals, as well as various steels.

     The acquisition and planned expansion of Weld-Tech displays a further commitment to increase the use of titanium in the oil and gas industry. Another newly formed subsidiary, RTI Energy Systems, Inc., also serves the oil and gas markets. RTI Energy Systems specializes in the design, engineering and marketing of offshore riser systems, connectors, stress joints and drill pipe from titanium and other metals.

     The Company continues to work closely with a number of oil companies and engineering concerns to develop other titanium projects or applications in the oil and gas and geothermal energy production industries. RTI has entered into several cooperative ventures to market, engineer, fabricate and install titanium production risers, flow lines and other titanium subsea systems.

     RTI has entered into a Joint Industry Project ("JIP") with a number of significant companies in the oil and gas field including Mobil, Oryx Energy, Statoil, SagaPetroleum and NorskAgip for the purpose of identifying potential applications where titanium, either alone or in combination with other materials, can provide a cost effective, lightweight solution to competing materials in offshore oil and gas applications, such as production and export riser systems.

EXPORTS

     The majority of the Company's exports consist of titanium mill products used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales were 21% of sales in 1998, 19% in 1997 and 17% of sales in 1996. Such sales were made primarily to the European market, where the Company believes it is a leader in supplying alloy flat-rolled titanium mill products. Most of the Company's export sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     As a leading supplier of alloy flat-rolled titanium mill products to the European market, the Company has worked through its distributors to secure contracts to furnish mill products to the major European aerospace manufacturers. As a result, the Company has significant export sales to customers in France, the United Kingdom and Germany. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet, SA. In addition, the Company has expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. Operations at the facility commenced during the second quarter of 1995, and have exhibited steady growth since that time. In 1996, the Company became a qualified supplier to Rolls Royce Plc and has received orders to supply material from the Birmingham facility for use in fan blades and other critical rotating parts in Rolls Royce's family of jet engines. In January, 1998 RMI, through its French affiliate, Reamet, SA., was chosen by Aerospatiale as a major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001.

BACKLOG

     For a discussion of order backlog, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge, a porous metallic material; titanium scrap; and alloying agents. RTI acquires its raw materials from a number of suppliers, both domestic and foreign, under long-term contracts and other negotiated transactions. The Company purchased approximately 19 million pounds of titanium sponge in 1998 and approximately 20 million pounds of titanium sponge in 1997. Based on current levels of customer demand, current production schedules, and the level of inventory on hand, the Company broadly estimates its 1999 sponge purchases will approximate 9-10 million pounds. Requirements for sponge vary based upon product mix and the level of scrap usage. The completion of the Galt Alloys, Inc. expansion program referred to below will permit the Company to consume significantly more scrap in its primary melting facility, thus reducing the need for titanium sponge.

     Following the closure of its sponge production facilities in 1992, the Company began purchasing its titanium sponge from outside sources. The Company has entered into two long-term sponge supply arrangements, each with pricing below the cost of sponge which was produced at the Company's own facilities prior to their closure. In addition, the Company has supplemented its metal requirements with additional sponge and raw material purchases, including titanium scrap, from other U.S. and foreign suppliers.

     One of the sponge contracts, which is with a competing producer of mill products, permits the Company to purchase up to seven million pounds per year at negotiated price levels in 1999, depending on the volume of sponge purchased, and thereafter through 2003 at the Company's option at either market price (but not below the supplier's cost) or the price in effect under the contract plus adjustments for changes in certain of the supplier's costs, such as labor, electricity and raw materials. The other contract, which is with a Japanese supplier, permits the Company to purchase up to four million pounds of sponge per year through 2005, either at market price or the price in effect under the contract plus changes in certain of the suppliers' costs, such as labor, electricity and raw materials. In addition, this contract permits the Company to purchase up to an additional four million pounds of sponge at negotiated prices. These contracts are subject to renegotiation or termination under certain circumstances. Both contracts contain force majeure clauses which the Company has invoked for the duration of the work stoppage at RMI's Niles, Ohio plant. The Company purchases the balance of its sponge requirements pursuant to short-term agreements or at negotiated prices. Prices for the Company's 1999 requirements have already been set under these contracts and other short-term arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In November 1996, the Company was notified that the Department of Commerce had issued a final determination that dumping did not occur on sales of titanium sponge made by Interlink, a major trading company for Russian produced titanium sponge. The Company purchases nearly all of its Russian titanium sponge through Interlink. These purchases previously carried an 84% dumping duty. The no-dumping finding eliminated the duty, and has allowed the Company to purchase a significant portion of its titanium sponge at lower prices.

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt undertook a major expansion program estimated to cost approximately $25 million, designed to enable Galt to better serve the titanium industry and its customers, and to provide RMI with an increased supply of scrap and consumable titanium electrodes for remelt at lower cost and easier to use sizes and shapes. The expansion will include a new scrap preparation facility, a plasma consolidation furnace, and a plasma hearth furnace. The scrap preparation facility and the consolidation furnace were brought online in 1998, and startup of the hearth furnace is expected in the first half of 1999. During 1998 Galt expended approximately $21 million on these projects.

     The Company purchases titanium tetrachloride, the primary raw material used in the manufacture of titanium sponge, from SCM Chemicals, Inc. pursuant to a long-term supply agreement expiring in 2003. Titanium tetrachloride is shipped to one of the Company's long-term sponge suppliers where it is used in providing sponge for the Company. This contract also contains a force majeure clause which the Company has invoked.

     Companies in the Fabrication and Distribution group obtain the majority of their titanium mill product requirements from RMI. These transactions are made at an arm's length pricing arrangement, which approximates market price. Titanium products which are not available from or are not produced by RMI, are purchased at market prices from independent third-party suppliers. Non-titanium metallic requirements are generally sourced from the best available producer at competitive market prices.

     The Company believes it has adequate sources for titanium sponge, scrap, alloying agents and other raw materials.

COMPETITION AND OTHER MARKET FACTORS

     The titanium metals industry is highly competitive on a worldwide basis. Competition is primarily on the basis of price, quality and timely delivery. Titanium also competes with other metals such as stainless steel and nickel based corrosion resistant alloys. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the titanium industry. However, entry into the titanium industry as an integrated producer would require a significant investment of capital and extensive technical expertise.

     The aerospace consumers of titanium mill products tend to be highly concentrated. The Boeing Company and Airbus Industrie, through direct purchase and their families of subcontractors, consume a majority of aerospace products. Shipments of aerospace products represented approximately 86% of RMI's mill product shipments in 1998. Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China. There are also a small number of domestic nonintegrated producers that, along with the Company, produce mill products from purchased sponge, scrap or ingot. The Company does not believe, however, that any of its nonintegrated U.S. competitors produce as full a line of mill products as does RMI.

     Imports of titanium mill products from countries that receive the most-favored-nation ("MFN") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 45%. Japanese producers, which benefit from MFN treatment, participate significantly in the European market, but historically have not been a major factor in the U.S. mill products market. The United States currently grants MFN treatment to imports, including titanium mill product imports, from the former Soviet Union countries, including Russia. Effective October 18, 1993, the U.S. Government extended the benefits of the Generalized System of Preferences ("GSP") to Russia. Under GSP, the U.S. grants duty-free access to semifinished and agricultural products from developing countries and territories. Certain wrought titanium products are covered by GSP up to certain competitive needs based limits, which effectively restrict the volume of imports for these products. However, unwrought products such as titanium sponge, ingot and billet have not been afforded GSP treatment. In 1995, a Russian producer began to participate in the U.S. market for titanium mill products. This titanium producer has the largest rated capacity in the world (although management believes practical capacity is substantially less).

     In the second half of 1997, this Russian producer filed two separate petitions under the trade laws. The first seeks GSP treatment for unwrought products from Russia (sponge, powders, ingot and billet). The second petition seeks removal of the competitive needs limit for wrought products (plate, sheet, pipe, etc.). The competitive needs limit was actually exceeded by this producer in 1997. In the fall of 1998 the second petition was granted providing GSP treatment to all wrought products from Russia. A decision on whether or not to grant similar GSP treatment to unwrought products is pending.

     The Company believes that any significant increase in the imports of titanium mill products from Russia, without similar treatment for unwrought products, in particular for sponge, could materially affect competition in the domestic titanium industry. The Company is vigorously supporting the granting of the petition for unwrought products.

     Competition in the Fabrication and Distribution Group is primarily on the basis of price, quality, timely delivery and customer service. Weld-Tech Engineering Services, L.P., competes with a number of other fabricators, some of which are significantly larger, in the offshore oil and gas fabrication industry.

MARKETING AND DISTRIBUTION

     RMI Titanium Company markets its titanium mill products and related products and services worldwide. The majority of the company's sales are made through its own sales force and smaller amounts through independent distributors. RMI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Brea, California; Washington, Missouri; and Salt Lake City, Utah. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of products and services provided by companies in the Fabrication and Distribution Group are made by personnel at each plant location. Major locations are in Solon, Ohio; Houston, Texas; Sullivan and Washington, Missouri; Birmingham, England, and Niles, Ohio. Major distribution centers are located in California, Texas, Missouri, Connecticut, and England.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at facilities in Niles, Ohio. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. In addition to the Company's own funding, certain major customers have assisted in funding the Company's development of specific titanium applications. Research, technical and product development costs totaled $4.4 million in 1998 and $3.7 million in each of 1997 and 1996. Customer assisted funding, which is treated as a reduction of research and development spending, reduced the Company's portion of research and development expense to $3.9 million in 1998, $3.1 million in 1997, and $2.1 million in 1996.

     The Company has research laboratories in Niles with melting, metal processing and metal testing facilities and a corrosion laboratory for support of nonaerospace markets. NCM, through its Extrusion Technology Corporation of America subsidiary, conducts research into extrusion processes and technology at its Solon, Ohio facility.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its know-how, trade secrets and patents important to conduct its business, although no individual item is considered to be material to the Company's current business.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries employed 1,469 persons, 487 of whom were classified as administrative and sales personnel. 1,181 of the total number of employees were in the Titanium Group, while 288 were employed in the Fabrication and Distribution Group.

     The United Steelworkers of America ("USWA") represents 527 of the hourly and clerical and technical employees at the Company's plant in Niles, Ohio and the hourly employees at the closed facilities in Ashtabula, Ohio. Other than four hourly workers at the Ashtabula facilities, who are represented by the Oil, Chemicals and Atomic Workers Union, the Company's other employees are not represented by a union. After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the hourly workforce at its Niles, Ohio plant, a work stoppage commenced October 1, 1998, and is continuing. The Niles plant is the Company's largest production facility. Operations at the plant are being conducted by nonstriking personnel at a rate of approximately 40-50% of normal production levels while negotiations continue. Because of numerous acts of violence committed during the strike, a state court injunction, and a federal court injunction obtained by the National Labor Relations Board, are in place to limit picket line misconduct and violence. The hourly employees at the facilities in Ashtabula agreed to a five-year contract on January 15, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company, together with their ages as of December 31, 1998, and titles.

                NAME                  AGE                             TITLE
                ----                  ---                             -----
Richard R. Burkhart.................  48     Group Vice President (Fabrication and Distribution
                                             Group)
Dawne S. Hickton....................  41     Vice President and General Counsel
Lawrence W. Jacobs..................  43     Vice President and Treasurer
John H. Odle........................  56     Executive Vice President
Timothy G. Rupert...................  52     Executive Vice President & Chief Financial Officer
Harry B. Watkins....................  60     Vice President

     Mr. Burkhart was elected Group Vice President in February, 1999. Mr. Burkhart had been half-owner and President of NCM prior to its acquisition by RTI on October 1, 1998. He joined NCM in 1992. Prior to that, he directed a number of corporate reorganizations, start-ups and buy-outs in the capital goods, metals and systems integration industries. He has been affiliated with Republic Steel Corporation, Quanex Corporation, Pratt & Whitney Company, Data Systems Network Corporation, and Emerald Asset Management.

     Ms. Hickton was elected Vice President and General Counsel in June 1997. From 1994 to 1997, she was an Associate Professor of Law at The University of Pittsburgh School of Law and was associated with the Pittsburgh law firm of Burns, White and Hickton in an Of Counsel capacity. Prior to 1994 she was a member of the Law Department of a major corporation.

     Mr. Jacobs was elected Vice President and Treasurer in March 1998. Mr. Jacobs had been Senior Vice President of PNC Bank, N.A. in Pittsburgh, Pennsylvania, where he was the segment executive for the bank's metal industry clients. Prior to joining PNC in 1985, Mr. Jacobs was an account executive with American Standard, Evansville, Indiana.

     Mr. Odle was elected Executive Vice President in June 1996. He previously was Senior Vice President-Commercial of RMI and its predecessor since 1989 and served as Vice President-Commercial from 1978 until 1989. Prior to that, Mr. Odle served as General Manager-Sales. He is also a Director of the Company.

     Mr. Rupert was elected Executive Vice President and Chief Financial Officer in June 1996 and had served as Vice President and Chief Financial Officer since September 1991. He is also a Director of the Company.

     Mr. Watkins was elected to his present position of Vice President on April 25, 1996. Previously, he held a number of managerial and sales positions with RMI beginning in 1985.

ITEM 2. PROPERTIES

MANUFACTURING FACILITIES

     The Company has over 750,000 square feet of manufacturing facilities, exclusive of office space, which are located primarily in Niles, Ohio. The Company's principal manufacturing plants, the principal products produced at such plants and their aggregate capacities are set forth below.

                            MANUFACTURING FACILITIES

                                                                         OPERATING     ANNUAL RATED
     LOCATION                            PRODUCTS                       SEGMENT(1)       CAPACITY
     --------                            --------                     ---------------  ------------
Niles, Ohio           Ingot (million pounds)........................     Titanium           36
Niles, Ohio           Mill Products (million pounds)................     Titanium           22
Hermitage, PA         Tube (thousand pounds)........................     Titanium          780
                      Hot-Formed and Superplastically Formed
Washington, MO        Components
  Sullivan, MO        (thousand press hours)........................        F&D             21
Salt Lake City, UT    Powders (million pounds)......................     Titanium          1.5
                      Ferro titanium and specialty alloys (million       Titanium           16
Canton, Ohio          pounds).......................................
Solon, Ohio           Extruded products (million pounds)............        F&D            1.8

---------------

(1) F&D represents Fabrication and Distribution Group

     The Company owns all of the foregoing facilities, except for the Solon, Ohio, and Sullivan, Missouri facilities and certain buildings and property at Washington, Missouri, all of which are leased. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

CONVERSION SERVICES

     The Company utilizes third-party converters to melt and/or finish approximately 35% of its mill products. The use of these converters raises the Company's effective processing capacity. Certain mill products, such as hot band and cold rolled strip and oversized plate, are produced entirely by such converters using semi-finished titanium mill products supplied by RMI. RMI, however, is responsible for inspecting and delivering these products to customers. RMI maintains long-term relationships with many of these conversion companies. The Company believes that, if necessary, it could obtain alternative sources for conversion services.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Given the critical nature of many of the aerospace end uses for the Company's products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $250 million, which includes grounding liability.

  ENVIRONMENTAL

     The Company is subject to extensive federal, state and local laws and regulations concerning environmental matters. During each of 1998, 1997 and 1996, the Company spent approximately $1.4 million, $1.3 million and $0.6 million, respectively, for environmental-related expenditures. The Company broadly estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $4.0 million during the 1999-2000 period.

     In connection with the 1990 Reorganization, the Company assumed all responsibility for environmental matters relating to RMI Company and its immediate predecessor, Reactive Metals, Inc., which commenced business on April 1, 1964, and agreed to indemnify Quantum and USX against any liability relating to such environmental matters. Quantum and USX have been named as potentially responsible parties in connection with the Fields Brook Superfund site discussed below. In addition, Quantum initially acquired the Company's now closed Ashtabula facilities in 1950, which it owned until 1964, when they were acquired by Reactive Metals, Inc. Although the Company believes it may have claims with respect to possible remediation and other costs against Quantum for the pre-1964 period, ultimate apportionment of any liability between the Company and Quantum has not been finally agreed upon.

     Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

     Fields Brook Superfund Site. The Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency the ("EPA") as a potentially responsible party ("PRP") under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook sediment operable unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards, have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. These studies are nearly complete. The Company, working cooperatively with fourteen others, is complying with the order and has accrued and has been paying its portion of the cost of such compliance. Actual cleanup is not expected to commence prior to late 1999. The Company's share of the study costs has been established at 9.95%. In June 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, actual percentages may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     Resource Conservation and Recovery Act of 1976 ("RCRA") Proceedings-Ashtabula Sodium Plant. The Company, through its independent environmental consultant, has identified and reported to the EPA the presence of metals and hazardous organic materials on portions of its closed facilities in Ashtabula, Ohio. As to the organic material, the consultant has determined it originates from an off-site source, and the Company does not anticipate it will be required to clean up this material.

     A Corrective Measures Study report prepared for the Company by the consultant states that the presence of metals would not be expected to have an adverse impact on humans or the environment, and, after conducting a detailed analysis of cleanup alternatives, the study recommended that metals contaminated material be consolidated at an on-site landfill and contained in place, at an estimated cost of $1 million. The EPA has approved the Corrective Measures Study but has not yet selected a cleanup alternative. The Company has accrued an amount for this matter.

     Ashtabula River. The Ashtabula River and Harbor has been designated one of 43 Areas of Concern on the Great Lakes by the International Joint Commission. Fields Brook empties into the Ashtabula River, which in turn flows into Lake Erie. The State of Ohio has appropriated $7 million in state funds to the Ashtabula River dredging project to assist in securing federal funds needed to conduct the dredging.

     The Company believes it is most appropriate to use public funds to cleanup a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan, is well underway and is completely funded with public money. To fund the Detailed Design and Remedial Action, the Company has estimated the private contribution to the project could approximate $10 million, of which roughly 10% is allocated to the Company (before contributions from third parties). It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brook Superfund site, or, alternatively, as a separate Superfund site. It is not possible at this time to predict the methods or responsibility for any remediation and whether the Company will have any liability for any costs incurred in cleaning up the Ashtabula River and Harbor. The Fields Brook PRP group has indicated to the Ashtabula River Partnership the group's willingness to participate in funding in exchange for a release from CERCLA liability.

     With respect to each of the above sites, all of which are located in Ohio, the State of Ohio may assert its interests and rights independent of those of the EPA. The Company has notified all its insurers relative to the environmental claims reported above and has demanded that the insurers assume the Company's defense of such claims and indemnify the Company against such claims. The Company has settled claims with several insurers.

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize in its financial statements environmental costs as an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1998, the amount accrued for future environmental-related costs was $3.5 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 to $7.0 million in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

     The ultimate resolution of the foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that RMI will remain a viable and competitive enterprise even though it is possible these matters could be resolved unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 1999: 857

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1998

                                                                        DIVIDEND
                     QUARTER                         HIGH      LOW      DECLARED
                     -------                        ------    ------    --------
First.............................................  $24-11/16 $20         $ --
Second............................................   23-1/8    20-1/16      --
Third.............................................   23-7/8    16-11/16     --
Fourth............................................   20        10-5/8       --
Year..............................................  $24-11/16 $10-5/8     $ --

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1997

                                                                        DIVIDEND
                     QUARTER                         HIGH      LOW      DECLARED
                     -------                        ------    ------    --------
First.............................................  $28       $17-1/2     $ --
Second............................................   28        20           --
Third.............................................   29-9/16   20-1/16      --
Fourth............................................   26-3/16   16-1/2       --
Year..............................................  $29-9/16  $16-1/2     $ --

     The Company has not paid dividends on its Common Stock since the second quarter of 1991. The declaration of dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                            Years Ended December 31
                (Dollars in thousands except for per share data)

                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Sales...............................  $337,476    $318,530    $251,357    $171,166    $143,392
Operating income (loss).............    67,996      56,315      33,730      (5,220)(1)   (7,971)
Income (loss) before income taxes
  and cumulative effect of a change
  in accounting principle...........    70,101      57,317      31,659      (4,608)(3)  (11,562)
Net income (loss)...................    68,143(2)   60,085(2)   31,759      (4,608)(3)  (12,764)(4)
BALANCE SHEET DATA:
  (at end of period)
Working Capital.....................  $196,225    $184,824    $132,136    $ 86,738    $ 74,694
Total assets........................   396,020     291,309     215,880     171,559     160,810
Long-term debt......................    20,080          --       3,600      64,020      54,740
Equity..............................   292,765     221,173     158,736(5)   36,889      42,596(6)
NET INCOME (LOSS) PER COMMON SHARE:
Before income taxes and change in
  accounting principle..............  $   3.41    $   2.81    $   1.71    $  (0.30)   $  (1.45)
Net income (loss):
  Basic.............................  $   3.31    $   2.94    $   1.71    $  (0.30)   $  (1.60)
  Diluted...........................  $   3.29    $   2.92    $   1.70    $  (0.30)   $  (1.60)

---------------

(1) Includes a $5.0 million charge reflecting the June 30, 1995 adoption of Statement of Financial Accounting Standards ("SFAS") No. 121.

(2) Includes a $22.8 million and a $21.2 million income tax benefit relating to NOL utilization and the reduction in the deferred tax valuation allowance in 1998 and 1997, respectively.

(3) Includes a $5.0 million charge reflecting the adoption of SFAS No. 121 and a $7.2 million income tax benefit.

(4) Includes a $1.2 million charge reflecting the adoption of SFAS No. 112.

(5) Includes a $80.3 million increase resulting from the net proceeds of a common stock offering.

(6) Includes a $26.4 million increase resulting from the net proceeds of a rights offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the effects of an ongoing work stoppage, the impact of Year 2000 compliance, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission

("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

OVERVIEW

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, titanium mill products shipments registered a cyclical peak of 62 million pounds in 1997 and a low of 32 million pounds in 1983.

     In the last several years, commercial aerospace markets have shown a significant increase in demand while military aerospace markets have stabilized at the reduced build rate levels. In the 1995-1997 period, most major commercial airlines reported stronger operating profits and, during this same period, aircraft manufacturers increased build rates. As of December 31, 1998, the leading manufacturers of commercial aircraft, Boeing Commercial Airplane Group and Airbus Industrie, reported an aggregate of 3,095 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1997 and 1996 were 2,753 planes and 2,370 planes, respectively. The Company estimates that total industry shipments in 1998 were 58 million pounds, down from 62 million pounds in 1997.

     However, because of the ongoing Asian financial crisis, production difficulties at its manufacturing facilities and uncertain global economic conditions which may affect the demand for commercial aircraft, Boeing Commercial Airplane Group has recently made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 1999-2000 time frame. Boeing and Airbus Industrie, through direct purchases and their families of subcontractors, consume the majority of titanium mill products produced for aerospace needs. These companies and their subcontractors exercise considerable purchasing power in the industry. Other aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. The slowing in the growth of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. Based on currently available information, the Company anticipates that U.S. titanium industry's total shipments will decrease in 1999 from 1998 levels of approximately 58 million pounds; although, the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     In recent years, the Company has devoted significant resources in developing new markets for titanium in the oil and gas and geothermal energy production industries. In addition to designing and fabricating the world's first all titanium high pressure drilling riser in 1995, the Company has also produced significant quantities of seamless titanium pipe for use in geothermal energy applications. The Company also received orders to supply titanium stress joints for use in a production riser system located in the Gulf of Mexico. In an effort to expand on these successes, and reach other offshore application markets, in October 1998 the Company acquired the assets of Weld-Tech Engineering Services, L.P., ("Weld-Tech") of Houston, Texas. Weld-Tech fabricates oil and gas components such as production manifolds, connectors and riser systems used in offshore oil and gas production. Additionally, the Company has formed a new subsidiary, RTI Energy Systems, Inc., which engineers, designs and markets offshore riser systems, stress joints, drill pipe and components. RTI intends to build on its capabilities in these areas, and is currently planning an expansion at Weld-Tech, including a heat treating facility, machining center, and a corrosion protection coating facility.

     RTI's strategy is to build on its leading position in the worldwide titanium industry while maintaining a strong financial condition and stringent quality, safety and environmental standards. RTI is emphasizing higher margin products in its traditional markets, while continuing to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales for the year ended December 31, 1998 increased to $337.5 from $318.5 million in 1997, an increase of $19.0 million, or 6%. Sales in the Titanium Group decreased to $229.1 million in 1998 from

$243.9 million in 1997. This decrease is due primarily to reduced titanium mill product shipments in the fourth quarter of 1998 resulting from a work stoppage at RMI's Niles, Ohio plant, partially offset by higher average selling prices on mill products and a shift in product mix toward more value added higher margin flat rolled products such as sheet and plate and away from lower margin commodity products such as billet and bloom. Mill products shipments for 1998 amounted to 17.0 million pounds compared to 18.8 million pounds in 1997. Average realized selling prices for mill products increased to $15.15 per pound in 1998 compared to $14.23 per pound in 1997. Fabrication and distribution group sales increased to $91.6 million in 1998 from $61.4 in 1997. Fabrication and distribution sales were favorably impacted by the addition of New Century Metals and Weld-Tech during the fourth quarter of 1998.

     Gross Profit. Gross profit for the year ended December 31, 1998 amounted to $91.8 million, or 27.2% of sales compared to $72.8 million, or 22.9% of sales in 1997. This increase results primarily from increased selling prices for titanium mill products, a favorable shift in product mix to higher value-added flat rolled products and the inclusion of NCM and Weld-Tech results, partially offset by the effects of the work stoppage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses amounted to $19.9 million in 1998 compared to $13.4 million in 1997. This increase results primarily from increased levels of business activity and the acquisitions of New Century Metals and Weld-Tech.

     Research, Technical and Product Development Expenses. The Company's major research objectives are to maintain its technical expertise in titanium production, provide customer technical support and develop new products and markets. Gross research, technical and product development costs amounted to $4.4 million in 1998 and $3.7 million in 1997. Certain customers assist in funding the Company's overall research and product development costs. Such funding, which is treated as a reduction of expense, reduced the Company's portion of research and development expense to $3.9 million in 1998 and $3.1 million in 1997.

     Operating Income. Operating income for the year ended December 31, 1998 amounted to $68.0 million, or 20.2% of sales compared to $56.3 million, or 17.7% of sales in 1997. This improvement results primarily from increases in average realized selling prices, a shift in mill product shipments from low margin commodity products to higher-value flat rolled products and the inclusion of NCM and Weld-Tech operating results during the fourth quarter, partially offset by the adverse effects of the work stoppage.

     Income Taxes. For the year ended December 31, 1998, the Company recorded a provision for income taxes of $2.0 million compared to a $2.8 million income tax benefit recorded in 1997. The income tax provision of $2.0 million recorded in 1998 is comprised of a current income tax provision of $8.2 million and a deferred tax benefit of $6.2 million. Both components were significantly affected by adjustments to the Company's deferred tax asset valuation allowance resulting from changes in the Company's expectations about the ultimate realization of its deferred tax assets. Exclusive of these adjustments, the effective federal tax rate for the year ended December 31, 1998 was approximately 26%. The difference between the statutory tax of 35% and the effective tax rate for the year ended December 31, 1998 is primarily due to adjustments to the deferred tax asset valuation allowance related to expected current year results. Because the net operating loss carryforwards were fully utilized in 1998, both the effective book income tax rate and actual cash payments for income taxes are expected to more closely approximate statutory tax rates in 1999.

     Other Income. Other income in 1998 amounted to $2.8 million compared to $1.2 million in 1997. This increase results primarily from increased investment income on short-term securities.

     Interest Expense. Interest expense in 1998 amounted to $0.7 million compared to $0.2 million in 1997. This increase results primarily from increased levels of borrowing.

     Net Income. Net income for year ended December 31, 1998 amounted to $68.1 million, or 20.2% of sales compared to $60.1 million, or 18.9% of sales in 1997. This increase is due primarily to increased profit margins on titanium mill products partially offset by increased income tax expense and the unfavorable effects of the work stoppage.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales in 1997 increased to $318.5 million from $251.4 million in 1996, an increase of $67.1 million or 27%. The increase in sales results primarily from significantly higher demand and pricing for the Company's aerospace related products such as titanium mill products and fabricated products. Shipments of titanium mill products in 1997 amounted to 18.8 million pounds compared to 18.5 million pounds in 1996. Average realized mill product selling prices increased to $14.23 per pound in 1997 from $11.88 per pound in 1996, an increase of $2.35 per pound or approximately 20%. This increase results primarily from a further increase in demand for higher valued added aerospace products, particularly flat roll sheet and plate, as well as the imposition of metallic surcharges. Sales of fabricated products and other services, including oil and gas and geothermal energy extraction projects amounted to $61.4 million in 1997 compared to $34.9 million in 1996, an increase of $26.5 million or 76%. This increase is attributable primarily to increased demand and pricing for aerospace related components such as superplastically formed shapes and cut-to-size parts.

     Gross Profit. Gross profit for year ended December 31, 1997 amounted to $72.8 million, or 22.9% of sales, compared to gross profit of $45.6 million, or 18.1% of sales in 1996. This increase results primarily from increased selling prices, including metallic surcharges, for titanium mill products and fabricated products in the Company's aerospace markets.

     Selling, General and Administrative Expenses ("SG&A"). SG&A expenses amounted to $13.4 million in 1997 compared to $9.8 million in 1996. This increase results primarily from increased levels of business activity and the inclusion of Galt Alloys, Inc. Selling, general and administrative expenses amounted to 4.2% of sales in 1997 compared to 3.9% in 1996.

     Research, Technical and Product Development Expenses. The Company's gross research, technical and product development costs, amounted to $3.7 million in each of 1996 and 1997. The Company's major research objectives are to maintain its technical expertise in titanium production, provide customer technical support and develop new products and markets. Certain major customers have assisted in funding the Company's overall product development effort. Such funding, which is included as a reduction of expense, reduced the Company's portion of research and development expense to $3.1 million in 1997, and $2.1 million in 1996.

     Operating Income. Operating income in 1997 amounted to $56.3 million, or 17.7% of sales compared to $33.7 million, or 12.6% in 1996. This improvement results primarily from increases in demand and pricing for the Company's aerospace related products.

     Other Income (Expense). Other income (expense) in 1997 includes approximately $1.0 million in interest income from short-term cash investments. 1996 amounts include a loss of $0.4 million on the disposal of fixed assets.

     Interest Expense. Interest expense in 1997 amounted to $0.2 million compared to $2.2 million in 1996. This improvement results primarily from reduced levels of indebtedness during 1997 when compared to 1996.

     Income Taxes. During 1997, the Company recorded an income tax benefit of $2.8 million. This benefit is comprised of an income tax provision against pretax income for the year of $5.9 million and an income tax benefit of $8.7 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years subsequent to 1997. Excluding the $8.7 million valuation allowance adjustment, the effective tax rate for the year ended December 31, 1997, was approximately 10.3%. The difference between the statutory federal tax rate of 35% and the effective tax rate is principally due to an adjustment to the deferred tax asset valuation allowance which existed at December 31, 1996 as it related to expected 1997 results. The effect of this adjustment reduced the 1997 tax provision by approximately $14.2 million.

     Net Income. Net income for the year ended December 31, 1997 amounted to $60.1 million, or 18.9% of sales compared to $31.8 million in 1996. This increase results primarily from improved operating margins in Company's aerospace related markets.

OUTLOOK

     During the period 1995-1997, and continuing into early 1998, the U.S. titanium industry experienced a significant increase in demand and pricing for titanium mill products. This increase in demand resulted primarily from an unprecedented increase in demand from the commercial aerospace markets. During the 1995-1997 period, most commercial airlines reported stronger operating profits. In order to meet increasing passenger load demands and the need to replace older, less efficient aircraft, commercial airlines placed orders for new and replacement aircraft at near record levels, and the leading manufacturers of commercial aircraft announced increased build and delivery rates for certain aircraft. However, because of the Asian financial crisis, production difficulties at its manufacturing facilities and uncertain global economic conditions which may affect the demand for commercial aircraft, Boeing Commercial Airplane Group recently made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 1999-2000 time frame. Other aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. The extent or duration of this inventory adjustment period, or the amount of excess inventory in the procurement pipeline is unknown. The Company has experienced some order cancellations, and in addition volume and pricing of incoming orders has shown some softening particularly in the forging products such as ingot and bloom. Demand and pricing for the Company's core value-added products, alloy sheet and plate, while softening somewhat, remain relatively strong. The slowing in the growth of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. However, increased military spending should result in increased military aerospace demand. Based on currently available information, the Company anticipates that the U.S. titanium industry's total shipments will decrease in 1999 from 1998 levels; although, the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     On February 2, 1998, RTI entered into an agreement with Boeing Commercial Airplane Group whereby RMI will supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, beginning in 1999, will have an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing will receive firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. Should volumes drop below the minimum commitment, the contract contains provisions for financial compensation.

     In another accord, RTI, through its French affiliate, Reamet, has been chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes.

     Also, during the second quarter of 1998, RTI was designated the sole supplier of titanium mill products for the Air Force F-22 fighter being built by Lockheed Martin and Boeing. The new contract, which begins this year, will continue through the life of the program with approximately 339 aircraft forecast to be produced by the year 2012. The value of this contract could potentially total $340 million.

     RTI has also been selected by military aircraft producers Boeing and Northrop as the principal supplier of titanium alloy plate and alloy sheet including just-in-time, cut-to-size products, for the C-17 Transport, F-15 Eagle and the F/A-18 Hornet programs. The Hornet program includes the new E/F version which utilizes considerably more titanium than earlier C/D models. The agreement will begin with May 1999 requirements and runs through April 2001.

     During the second quarter of 1998, RTI was named by B.F. Goodrich Aerospace Aerostructures Group, which designs and manufactures engine nacelle systems for large commercial and military aerospace applications, as its principal supplier of alloy sheet. During the same period, RMI secured contracts with Contrucciones Aeronauticas S.A. (CASA) of Spain and Daimler-Benz Aerospace AG of Germany for their alloy plate and sheet requirements in connection with the Airbus and Eurofighter programs. All three contracts totaling more than $60 million begin in 1999 and extend for a minimum of three years.

     As a result of softening aerospace demand, and the aerospace inventory adjustments referred to above, the Company's total order backlog as of December 31, 1998 was approximately $303 million, compared to

$383 million at December 31, 1997. The backlog includes amounts for the Company's newly acquired subsidiaries, New Century Metals and Weld-Tech Engineering Services L.P., are included in the 1998 totals.

     After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the hourly workforce at its Niles, Ohio plant, a work stoppage commenced October 1, 1998, and is continuing. The Niles plant is the Company's largest production facility. Operations at the plant are being conducted by nonstriking personnel at a rate of approximately 40-50% of normal production levels while negotiations continue. The cost of the strike, including lost shipments, is currently estimated at $1.0 to $2.5 million per month. Fourth quarter 1998 and first quarter 1999 results were adversely impacted by the effects of the work stoppage. An extended work stoppage would be likely to have an adverse impact on full-year 1999 earnings. The Company is currently unable to quantify the impact of an extended work stoppage on 1999 results. However, depending on a number of factors including the length of the work stoppage, the amount of lost production and the potential inability to supply customer requirements, the work stoppage could have a material adverse effect on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $49.2 million in 1998 compared to $38.4 million in 1997. The change in net cash flows from operating activities for the year ended December 31, 1998, compared to the comparable 1997 period was due primarily to improved results of operations offset by increases in working capital requirements. Working capital amounted to $196.2 million at December 31, 1998, compared to $184.8 million at December 31, 1997. The increase in working capital results primarily from increases in inventory partially offset by a decrease in cash and accounts receivable and an increase in current liabilities. The Company's working capital ratio was 4.3 to 1 at December 31, 1998 compared to 4.9 to 1 at December 31, 1997.

     During 1998 and 1997, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities. Cash flow requirements for the acquisitions made in 1998 were provided through a combination of cash from operating activities and borrowings under the Company's credit facility described below.

     The Company anticipates that it will be able to fund its 1999 working capital requirements and its capital expenditures from funds generated by operations. However, to the extent the work stoppage referred to above impairs the Company's ability to generate sufficient cash flows to support its operating needs, the Company may borrow funds under its credit facility to supplement available cash resources. The Company's long-term liquidity requirements, including capital expenditures and business acquisitions are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

CREDIT AGREEMENT

     Concurrent with the reorganization referred to above, RTI entered into a credit agreement, dated September 30, 1998 (the "Credit Facility"), to replace RMI's then existing credit facilities. The unsecured Credit Facility provides for $125 million five-year and $25 million one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. Under the terms of the Credit Facility, the Company, at its option will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 0.5% to 1.5%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At December 31, 1998, $20.1 million was outstanding under the facility.

INCOME TAXES

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

     When preparing interim and annual financial statements, the Company periodically evaluates its strategic and business plans, in light of evolving business conditions, and the valuation allowance is adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at June 30, 1998, the Company considered a number of factors including the improved profitability in 1998 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1997 valuation allowance. Accordingly, the valuation allowance was fully released in 1998.

     For federal income tax return purposes, the amount of remaining net operating loss carryforwards at December 31, 1997 amounted to approximately $43 million, which were available to offset future taxable income. Because the Company was able to generate sufficient taxable income, the currently available net operating loss carryforwards were fully utilized in 1998. Because of the availability of these net operating loss carryforwards to offset taxable income, actual cash payments for federal income taxes in 1998 were well below the level which could be expected by applying the statutory federal tax rate of 35% to pretax income. Both the effective book income tax rate and actual cash payments for income taxes are expected to more closely approximate statutory tax rates in 1999.

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

     At December 31, 1998, the amount accrued for future environment-related costs was $3.5 million. Based on available information, the Company believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures the years ended December 31, 1998 and 1997 amounted to $33.1 and $7.9 million, respectively. Included in the 1998 spending is approximately $21 million expended on the Galt Alloys expansion. RTI anticipates that current capital spending plans can be funded using cash provided from internally generated sources, supplemented by borrowings as required. Capital spending for 1999 is budgeted at approximately $30 million. However, the amount and timing of capital spending could be affected by the ongoing work stoppage referred to below.

     After completing an evaluation of future information technology needs and growth, together with expanding requirements for additional decision making tools, the Company has decided to install an Enterprise Resource Planning (ERP) software system. Initially, the ERP will be installed at the Company's largest domestic operations, and then eventually to all domestic and foreign operations. The Company has recently purchased and begun installing the ERP system. A pilot program is up and successfully running at one of the Company's distribution facilities. Financial applications such as payroll and general ledger should be installed and running by September 1, 1999 at all major domestic locations. Other applications covering operations and manufacturing functions are currently being studied and should be implemented periodically throughout 1999. The Company estimates it has spent approximately $6.5 million on the ERP project in 1998 and has budgeted approximately $8.0 million for 1999.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 in the first quarter of 1998. Although this standard requires new reporting for comprehensive income, it does not impact the measurement of comprehensive income, and, as such, has not had a material impact on the reported results of operations or financial position.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has adopted this standard in its annual financial statements for 1998. The standard requires disclosure of additional information, but does not prescribe any new measurement standards, and, as such, has not had a material impact on the reported results of operations or financial position.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company has adopted the provisions of this standard in its annual financial statements for 1998.

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

YEAR 2000 COMPLIANCE

     This is a "Year 2000 readiness disclosure" as that term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998. Beginning in January of 1996, the Company began to aggressively manage its computer software and hardware to insure that the Year 2000 date change will not adversely impact its business. The Company has and will continue to make certain investments in its application software to ensure the Company is Year 2000 compliant. In addition, the Company is monitoring the compliance efforts of entities with which it interacts. The Company began modification of its internally developed proprietary software in 1996 and currently estimates that approximately 90% of this software has been modified and tested to make it Year 2000 compliant. Modification of the balance is expected to be completed in the first half of 1999. In any event, many of the Company's internally generated software programs are considered noncritical applications which can, if necessary, be performed manually. Noninformation technology systems such as process control devices and other automated equipment which may contain imbedded chips that could be affected by the year 2000 problem have been identified. Modifications to these devices are underway, and the Company estimates that necessary modifications will be completed during the first half of 1999. The Company has also contacted its key vendors, suppliers and service providers to monitor their compliance efforts. A follow-up has started with those third parties not responding to the Company's original request. To the extent necessary, the Company has begun identifying alternative suppliers. A survey of the Company's customers to assess their Year 2000 readiness is currently underway. The Company estimates its costs to inventory, assess, modify and test both its information and noninformation technology requirements will be less than $1.0 million. These costs do not include the Enterprise Resource Planning software referred to below.

     Following a thorough evaluation and review of its existing and future information technology requirements, RTI has invested in a packaged Enterprise Resource Planning (ERP) software system which will replace much of the Company's existing business systems. Initially, the ERP system will be installed at the Company's largest domestic operations and then, eventually, at all domestic and foreign operations. A pilot version of the ERP system has been installed and is successfully running at one of the Company's distribution centers. Financial applications such as payroll and general ledger should be implemented by the fourth quarter of 1999 at all major domestic locations. Other applications covering operations and manufacturing functions are currently being studied and should be implemented periodically throughout 1999.

     The ERP system is certified to be Year 2000 compliant. The system will replace certain existing software which has not and will not be restructured to address the year-end change at December 31, 1999. For additional information, see Capital Expenditures above.

     The most likely worst case Year 2000 scenario would be the inability of third party suppliers such as utilities, telecommunication suppliers, critical material suppliers, and financial institutions to continue providing their goods and services to the Company. The inability of these vendors to continue supplying the Company could, in the absence of alternative sources, have a possibly material adverse impact on the Company's operations and/or financial condition. The Company has identified multiple alternative supply sources where possible.

     RTI believes it has allocated appropriate resources to identify and fix Year 2000 problems; however, there can be no assurances that all Year 2000 problems will be identified and fixed in advance, and it is possible that some Year 2000 problems could go undetected until after January 1, 2000.

     This discussion of RMI's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward looking statements. RMI's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, RMI has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the results of the Company.

WORK STOPPAGE

     After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the production and maintenance workers' clerical and technical employees at its Niles, Ohio plant, a work stoppage, which commenced October 1, 1998 is continuing. The Niles plant is the Company's largest production facility. Operations at the plant are being conducted by management and salaried personnel at a rate of approximately 40-50% of normal production levels while negotiations continue. The cost of the strike, including lost shipments, is currently estimated at $1.0 to $2.5 million per month. First quarter 1999 results will be adversely impacted by the effects of the work stoppage. An extended work stoppage would be likely to have an adverse impact on 1999 earnings. RMI is currently unable to quantify the impact of an extended work stoppage on full-year 1999 results. However, depending on a number of factors including the length of the work stoppage, the amount of lost production and the potential inability to supply customer requirements, the work stoppage could have a material adverse effect on the results of operations and financial condition of RMI. To the extent the work stoppage impairs RMI's ability to generate sufficient cash flows to support its operating needs, RTI may borrow funds under its revolving credit facility to supplement available cash resources.

ACQUISITIONS

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals, Inc. ("NCM") for $35 million and the payment by RTI of certain bank debt amounting to $8.9 million. The $35 million purchase price consisted of $16 million in cash, a $16 million note, payable January 4, 1999, bearing interest at 5.81% per annum, and $3 million of the Company's common stock valued at $19.2875 per share. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to the manufacturing facilities, NCM operates four distribution centers in the United States and one in England.

     Also on October 1, 1998, RTI acquired all of the assets of Weld-Tech Engineering, L.P. ("Weld-Tech") for $11.3 million in cash and the payment of a $1.4 million note owed by Weld-Tech to a corporation, the shareholders of which were also partners of Weld-Tech. Weld-Tech, based in Houston, Texas, will operate under the name Weld-Tech Engineering Services, L.P. Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services.

     RTI is also in the process of evaluating other potential acquisition candidates. RTI evaluates such potential acquisitions on the basis of their ability to enhance or improve the Company's existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for its products. RTI may make acquisitions using its available cash resources, borrowings under its existing credit facility, new debt financing, RTI Common Stock, joint venture/partnership arrangements or any combination of the above.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to market risk and price fluctuations related to the purchases of certain materials and supplies used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available. The majority of the Company's raw material purchases for titanium sponge and titanium tetrachloride are made under long-term contracts with negotiated prices.

     The Company's long-term debt is based on rates that float with LIBOR based rates or bank prime rates and the carrying value approximates fair value.

     The Company is also subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than the U.S. dollar. The Company does not used forward exchange contracts to manage these risks, which are considered to be minimal. The majority of the Company's sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Management........................................   23
Report of Independent Accountants...........................   24
FINANCIAL STATEMENTS:
  Consolidated Statement of Income for the years ended
     December 31, 1998, 1997 and 1996.......................   25
  Consolidated Balance Sheet at December 31, 1998 and
     1997...................................................   26
  Consolidated Statement of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................   27
  Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1998, 1997 and 1996...   28
  Notes to Consolidated Financial Statements................   29

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                              REPORT OF MANAGEMENT

     RTI International Metals, Inc. has prepared and is responsible for the consolidated financial statements and other financial information included in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts based on the best judgments and estimates of management. Financial information displayed in other sections of this Annual Report is consistent with that in the consolidated financial statements.

     The Company maintains a comprehensive formalized system of internal accounting controls. Management believes that the internal accounting controls provide reasonable assurance that transactions are executed and recorded in accordance with Company policy and procedures and that the accounting records may be relied on as a basis for preparation of the consolidated financial statements and other financial information. In addition, as part of their audit of the consolidated financial statements, the Company's independent accountants, who are elected by the shareholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.

     The Audit Committee of the Board of Directors, composed entirely of directors who are not employees of the Company, meets regularly with the independent accountants, management and internal auditors to discuss the adequacy of internal accounting controls and the quality of financial reporting. Both the independent accountants and internal auditors have full and free access to the Audit Committee.

/s/ John H. Odle
John H. Odle
Executive Vice President

/s/ T. G. Rupert
T. G. Rupert
Executive Vice President &
Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RTI INTERNATIONAL METALS, INC.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 27, 1999

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Sales......................................................  $337,476    $318,530    $251,357
Operating costs:
Cost of sales..............................................   245,710     245,687     205,748
Selling, general and administrative expenses...............    19,884      13,397       9,785
Research, technical and product development expenses.......     3,886       3,131       2,094
                                                             --------    --------    --------
       Total operating costs...............................   269,480     262,215     217,627
                                                             --------    --------    --------
Operating income...........................................    67,996      56,315      33,730
Other income-net...........................................     2,773       1,246         110
Interest expense...........................................      (668)       (244)     (2,181)
                                                             --------    --------    --------
Income before income taxes.................................    70,101      57,317      31,659
Provision (credit) for income taxes (Note 8)...............     1,958      (2,768)       (100)
                                                             --------    --------    --------
Net income.................................................  $ 68,143    $ 60,085    $ 31,759
                                                             ========    ========    ========
Net income per common share (Note 4)
  Basic....................................................  $   3.31    $   2.94    $   1.71
                                                             ========    ========    ========
  Diluted..................................................  $   3.29    $   2.92    $   1.70
                                                             ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997
                                                              --------    --------
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 11,075    $ 30,211
Receivables, less allowance for doubtful accounts of $911
  and $1,064 (Note 6).......................................    63,077      70,898
Inventories, net (Note 5)...................................   166,835     120,732
Deferred income taxes (Note 8)..............................     2,259       4,811
Other current assets........................................    11,685       5,903
                                                              --------    --------
       Total current assets.................................   254,931     232,555
Property, plant and equipment, net (Note 7).................    77,024      43,034
Deferred income taxes (Note 8)..............................    13,675       5,157
Goodwill (Note 3)...........................................    38,144          --
Other noncurrent assets.....................................    12,246      10,563
                                                              --------    --------
       Total assets.........................................  $396,020    $291,309
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable (Note 3).......................................    16,000          --
Accounts payable............................................    16,279      25,346
Accrued wages and other employee costs......................     8,892       8,024
Other accrued liabilities...................................    17,535      14,361
                                                              --------    --------
       Total current liabilities............................    58,706      47,731
Long-term debt (Note 9).....................................    20,080          --
Accrued postretirement benefit cost (Note 10)...............    19,020      19,021
Other noncurrent liabilities................................     5,449       3,384
                                                              --------    --------
       Total liabilities....................................   103,255      70,136
                                                              --------    --------
Contingencies (Note 14).....................................

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized;
  no shares issued or outstanding...........................        --          --
Common Stock, $0.01 par value; 30,000,000 shares authorized;
  20,719,758 and 21,022,253 shares issued; and 20,719,758
  and 20,446,768 outstanding................................       207         210
Additional paid-in capital..................................   238,109     236,970
Deferred compensation.......................................    (2,012)     (1,100)
Treasury Stock, at cost; 0 and 575,485 shares...............        --      (3,225)
Accumulated earnings (deficit)..............................    56,461     (11,682)
                                                              --------    --------
       Total shareholders' equity...........................   292,765     221,173
                                                              --------    --------
       Total liabilities and shareholders' equity...........  $396,020    $291,309
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997        1996
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 68,143    $ 60,085    $ 31,759
Adjustment for items not affecting funds from operations:
     Depreciation and amortization..........................     5,426       5,047       5,049
     Deferred income taxes..................................    (6,266)     (2,768)       (100)
     Other-noncash charges-net..............................       435         617       1,063

Changes in assets and liabilities (net of effects of
  businesses acquired):
     Receivables............................................    16,354     (10,463)    (16,731)
     Inventories............................................   (32,777)    (25,886)    (18,563)
     Accounts payable.......................................   (14,322)      7,368      (2,358)
     Other current liabilities..............................       514       5,259       1,125
     Other assets and liabilities...........................    (4,452)       (876)    (14,883)
                                                              --------    --------    --------
       Cash provided by (used in) operating activities......    33,055      38,383     (13,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries, net of cash acquired.........   (39,287)     (2,605)         --
  Proceeds from sale of facilities..........................        --          --       1,134
  Capital expenditures......................................   (33,131)     (7,894)     (4,194)
                                                              --------    --------    --------
       Cash used in investing activities....................   (72,418)    (10,499)     (3,060)
                                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Employee Stock Options........................       184       1,095       2,161
  Net proceeds from issuance of Common Stock................        --          --      80,393
  Borrowings under revolving credit agreements..............    20,080          --       2,900
  Debt repayments...........................................        --      (4,565)    (63,320)
  Treasury Common Stock repurchased.........................       (37)       (147)         --
                                                              --------    --------    --------
       Cash provided by (used in) financing activities......    20,227      (3,617)     22,134
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............   (19,136)     24,267       5,435
Cash and cash equivalents at beginning of period............    30,211       5,944         509
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 11,075    $ 30,211    $  5,944
                                                              ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized).........  $    412    $     72    $  2,579
                                                              ========    ========    ========
Cash paid for income taxes..................................  $  7,982    $  1,105    $     --
                                                              ========    ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of Common Stock for Restricted Stock
          Awards............................................  $  1,347    $    832    $    682
NON-CASH CONSIDERATION FOR BUSINESSES ACQUIRED:
       Issuance of Note Payable.............................  $ 16,000          --          --
       Issuance of Common Stock.............................  $  2,774          --          --

  Certain prior year amounts have been reclassified for comparative purposes.

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                         EXCESS
                                                       ADDT'L.                   TREASURY   RETAINED     MINIMUM
                                  SHARES      COMMON   PAID-IN      DEFERRED      COMMON    EARNINGS     PENSION    COMPREHENSIVE
                                OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     (DEFICIT)   LIABILITY      INCOME
                                -----------   ------   --------   ------------   --------   ---------   ---------   -------------
Balance at January 1, 1996....  15,339,893     $159    $151,715     $    --      $(3,078)   $(103,526)   $(8,381)
Shares issued for Directors'
  Compensation................       2,585       --          56          --           --           --         --
Shares issued for Restricted
  Stock Award Plans...........      51,000       --         682        (682)          --           --         --
Compensation expense
  recognized..................          --       --          --         125           --           --         --
Shares issued as a result of
  Common Stock Offering.......   4,600,000       46      80,347          --           --           --         --
Shares issued from exercise of
  employee stock options......     297,072        3       2,158          --           --           --         --
Net income....................          --       --          --          --           --       31,759         --       $31,759
Adjustment to minimum pension
  liability...................          --       --          --          --           --           --      7,353         7,353
                                                                                                                       -------
Comprehensive income..........          --       --          --          --           --           --         --       $39,112
                                ----------     ----    --------     -------      -------    ---------    -------       =======
Balance at December 31,
  1996........................  20,290,550     $208    $234,958     $  (557)     $(3,078)   $ (71,767)   $(1,028)
Shares issued for Directors'
  Compensation................       3,346       --          87          --           --           --         --
Shares issued for Restricted
  Stock Award Plans...........      34,950       --         832        (832)          --           --         --
Compensation expense
  recognized..................          --       --          --         289           --           --         --
Treasury Common Stock
  purchased at cost...........      (7,287)      --          --          --         (147)          --         --
Shares issued from exercise of
  employee stock options......     125,209        2       1,093          --           --           --         --
Net income....................          --       --          --          --           --       60,085         --       $60,085
Adjustment to minimum pension
  liability...................          --       --          --          --           --           --      1,028         1,028
                                                                                                                       -------
Comprehensive income..........          --       --          --          --           --           --         --       $61,113
                                ----------     ----    --------     -------      -------    ---------    -------       =======
Balance at December 31,
  1997........................  20,446,768     $210    $236,970     $(1,100)     $(3,225)   $ (11,682)   $    --
Shares issued for Directors'
  Compensation................       4,416       --          92          --           --           --         --
Shares issued for Restricted
  Stock Award Plans...........      69,125       --       1,347      (1,347)          --           --         --
Compensation expense
  recognized..................          --       --          --         435           --           --         --
Treasury Common Stock
  purchased at cost...........      (1,816)      --          --          --          (37)          --         --
Shares issued from exercise of
  employee stock options......      45,725        1         183          --           --           --         --
Reorganization of RMI Titanium
  Company and RTI
  International Metals........          --       (6)     (3,256)         --        3,262           --         --
Shares issued in New Century
  Metals Acquisition..........     155,540        2       2,773          --           --           --         --
Net income....................          --       --          --          --           --       68,143         --       $68,143
                                                                                                                       -------
Comprehensive income..........          --       --          --          --           --           --         --       $68,143
                                                                                                                       =======
                                ----------     ----    --------     -------      -------    ---------    -------
Balance at December 31,
  1998........................  20,719,758     $207    $238,109     $(2,012)     $    --    $  56,461    $    --
                                ==========     ====    ========     =======      =======    =========    =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1--ORGANIZATION AND OPERATIONS:

     The consolidated financial statements of RTI International Metals, Inc. (the "Company") include the financial position and results of operations for the Company and its subsidiaries.

     On September 30, 1998, the shareholders of the Company's now wholly-owned subsidiary RMI Titanium Company ("RMI") approved a proposal to reorganize into a holding company structure ("the 1998 Reorganization"). Pursuant to the 1998 Reorganization, the Company became the parent company of RMI, and shares of RMI Common Stock were exchanged on a one-for-one (1:1) basis for shares of the Company. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in RMI's immediate predecessor, RMI Company, an Ohio general partnership, to RMI in exchange for shares of RMI's Common Stock. Quantum then sold its shares to the public. USX retained ownership of its shares. At September 30, 1998 approximately 27% of the Company's outstanding common stock was owned by USX.

     In November, 1996, USX Corporation completed a public offering of its notes which are exchangeable in February 2000, for 5,483,600 shares of RTI Common Stock, owned by USX (or for an equivalent amount of cash at USX's option). Such shares represent all of the RTI Common Stock owned by USX.

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals ("NCM") of Solon, Ohio. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to manufacturing facilities NCM operates five distribution centers. Also on October 1, 1998, RTI acquired the assets of Weld-Tech Engineering, L.P. ("Weld-Tech"). Weld-Tech, based in Houston, Texas will operate under the name Weld-Tech Engineering Services, L.P. Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair as well as materials engineering and testing services. For further information see Note 3-Acquisitions.

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation:

     The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

  Use of Estimates:

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates.

  Inventories:

     Inventories are primarily valued at cost as determined by the last-in, first-out (LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

  Depreciation and amortization:

     In general, depreciation and amortization of properties is determined using the straight-line method over the estimated useful lives of the various classes of assets. For financial accounting purposes, depreciation and amortization are provided over the following useful lives:

Building and improvements...............................  20-25 years
Machinery and equipment.................................  10-14 years
Furniture and fixtures..................................   3-10 years

  Retirement and disposal of properties:

     The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. The net gain or loss is recognized in other income and expense.

  Maintenance and repairs:

     Routine maintenance, repairs and replacements are charged to operations. Expenditures that materially increase values, change capacities or extend useful lives are capitalized.

  Goodwill:

     Goodwill arising from business acquisitions, which represents the excess of the purchase price over the fair value of the assets acquired is generally amortized over the life of assets acquired, not to exceed 25 years.

  Revenue and cost recognition:

     Revenues from the sale of commercial products are recognized upon passage of title to the customer, which in most cases coincides with shipment. Revenues from long-term, fixed-price contracts are recognized on the percentage-of-completion method, measured based on the achievement of certain milestones in the production and fabrication process. Such milestones have been weighted based on the critical nature of the operation performed, which management believes is the best available measure of progress on these contracts. Revenues related to cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

     Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Contract costs and estimated earnings on uncompleted contracts, net of progress billings, are included in the consolidated balance sheet under "Inventories."

  Pensions:

     The Company and its subsidiaries have a number of pension plans which cover substantially all employees. Most employees in the Titanium Group are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with regulations, provide not only for benefits attributed to date but also for those expected to be earned in the future. The Company's policy is to fund pension costs at amounts equal to the minimum funding requirements of ERISA plus additional amounts as may be approved from time to time.

     The majority of employees in the Fabrication and Distribution Group participate in defined contribution or money purchase plans. Employees of Tradco, Inc. participate in a defined benefit plan.

  Postretirement benefits:

     The Company provides health care benefits and life insurance coverage for certain of its employees and their dependents. Under the Company's current plans, certain of the Company's employees will become eligible for those benefits if they reach retirement age while working with the Company. In general, employees of the Titanium Group are covered by postretirement health care and life insurance benefits.

     The Company does not prefund postretirement benefit costs, but rather pays claims as presented.

  Income tax:

     In connection with the 1990 Reorganization and Initial Public Offering, the tax basis of RMI Titanium Company's assets at that time reflected the fair market value of the common stock then issued by the RMI. The new tax basis was allocated to all assets of RMI based on federal income tax rules and regulations, and the results of an independent appraisal. For financial statement purposes, these assets are carried at historical cost. As a result, the tax basis of a significant portion of RMI's assets exceeds the related book values and depreciation and amortization for tax purposes exceeds the corresponding financial statement amounts.

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. In addition, deferred tax assets can result from net operating losses ("NOL") which can be carried forward to offset future taxable income.

     Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The Company continually evaluates the available evidence supporting the realization of deferred tax assets and adjusts any necessary valuation allowance accordingly.

  Stock-based compensation:

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The statement established standards for accounting for stock-based compensation but also allows companies to continue to account for stock-based compensation under the provisions of Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and make certain additional disclosures in the notes to financial statements. The Company continues to account for stock-based compensation in accordance with APB Opinion No. 25.

  Cash equivalents:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 3--ACQUISITIONS:

     On October 1, 1998, the Company completed the acquisition of two companies, New Century Metals, Inc. (NCM) and Weld-Tech Engineering, L.P. (Weld-Tech). Both acquisitions have been accounted for under the purchase method of accounting.

  NCM

     Pursuant to a Stock Purchase Agreement, dated as of October 1, 1998, by the Company, Richard R. Burkhart, Joseph H. Rice and New Century Metals, Inc. (NCM), the Company purchased all of the capital stock of NCM for $35.0 million. The consideration consisted of $16.0 million in cash, a $16.0 million note payable January 4, 1999, together with interest at the rate of 5.81% per annum and $3.0 million of the Company's Common Stock (155,541 shares valued at $19.2875 per share). The note was paid in full on January 4, 1999.

     NCM manufactures and distributes titanium and other high temperature and corrosion-resistant alloys in long bar form to the aerospace, chemical processing, oil exploration and production and power generation industries. NCM also operates five distribution centers.

  Weld-Tech

     Pursuant to an Asset Purchase Agreement, dated as of October 1, 1998, the Company acquired substantially all of the assets, and assumed certain liabilities, of Weld-Tech Engineering L.P. for $11.3 million in cash. Additionally, the Company paid a total of $1.4 million owed by Weld-Tech to a corporation, the shareholders of which were also partners of Weld-Tech.

     Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair as well as materials engineering and testing services.

     As the Company's financial statements only include three months of operations of NCM and Weld-Tech, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company together with NCM and Weld-Tech as if the acquisitions had occurred on January 1, 1998 and 1997, giving effect to purchase accounting adjustments. This pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired business operated as part of the Company for the years ended December 31, 1998 and 1997.

                                                                   YEAR ENDED DECEMBER 31
                                                     ---------------------------------------------------
                                                               1998                       1997
                                                     ------------------------   ------------------------
                                                                   PRO FORMA                  PRO FORMA
                                                     HISTORICAL   (UNAUDITED)   HISTORICAL   (UNAUDITED)
                                                     ----------   -----------   ----------   -----------
Net sales..........................................   $337,476     $368,361      $318,530     $347,758
Net income.........................................     68,143       69,428        60,085       61,561
Net income per common share:
     Basic.........................................       3.31         3.35          2.94         2.99
     Diluted.......................................       3.29         3.33          2.92         2.97

     The pro forma amounts reflect the results of operations for the Company, the acquired business, and the following purchase accounting adjustments for the periods presented:

     1. Elimination of sales and costs of goods sold on transactions between the Company, NCM and Weld-Tech of $4.2 million and $3.7 million in 1998 and 1997 respectively. The combined historical net sales of NCM and Weld-Tech for the years ended December 31, 1998 and 1997 amounted to $48.4 million and $32.7 million respectively.

     2. Depreciation on fixed assets and amortization of intangible assets based on the purchase price allocation for each period presented. Intangible assets, consisting primarily of goodwill, are amortized over 25 years.

     3. Estimated income tax effect on the pro forma adjustments.

NOTE 4--EARNINGS PER SHARE:

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for each of the years ended December 31, 1998, 1997, 1996 follows. (in thousands except number of shares and per share amounts):

                                                                                      EARNINGS
                                                               NET                    PER SHARE
                                                             INCOME       SHARES       AMOUNT
                                                             -------    ----------    ---------
For the year ended December 31, 1998
Basic EPS..................................................  $68,143    20,560,824      $3.31
Effect of dilutive securities:
  Exercise of stock options................................       --       123,803        .02
                                                             -------    ----------      -----
Diluted EPS................................................  $68,143    20,684,627      $3.29
                                                             =======    ==========      =====
For the year ended December 31, 1997
Basic EPS..................................................  $60,085    20,401,601      $2.94
Effect of dilutive securities:
  Exercise of stock options................................                165,254        .02
                                                             -------    ----------      -----
Diluted EPS................................................  $60,085    20,566,855      $2.92
                                                             =======    ==========      =====
For the year ended December 31, 1996
Basic EPS..................................................  $31,759    18,516,645      $1.71
Effect of dilutive securities:
  Exercise of stock options................................       --       166,959        .01
                                                             -------    ----------      -----
Diluted EPS................................................  $31,759    18,683,604      $1.70
                                                             =======    ==========      =====

NOTE 5--INVENTORIES:

                                                             DECEMBER 31
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Raw materials and supplies.............................  $ 73,820    $ 55,542
Work-in-process and finished goods.....................   111,103      95,462
Adjustment to LIFO values..............................   (18,088)    (30,272)
                                                         --------    --------
                                                         $166,835    $120,732
                                                         ========    ========

NOTE 6--ACCOUNTS RECEIVABLE:

                                                              DECEMBER 31
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Trade and commercial customers...........................  $62,634    $69,527
U.S. Government--Department of Energy....................    1,354      2,435
                                                           -------    -------
                                                            63,988     71,962
Less--Allowance for doubtful accounts....................     (911)    (1,064)
                                                           -------    -------
                                                           $63,077    $70,898
                                                           =======    =======

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                            DECEMBER 31
                                                       ----------------------
                                                         1998         1997
                                                       ---------    ---------
Land.................................................  $   1,247    $     770
Buildings and improvements...........................     42,059       36,637
Machinery and equipment..............................    112,228       89,702
Other................................................     19,976       18,246
Construction in progress.............................     11,718        2,838
                                                       ---------    ---------
                                                         187,228      148,193
Less--Accumulated depreciation.......................   (110,204)    (105,159)
                                                       ---------    ---------
                                                       $  77,024    $  43,034
                                                       =========    =========

NOTE 8--INCOME TAXES:

     The "Provision (credit) for income taxes" caption in the Consolidated Statement of Income includes the following income tax expense (benefit):

                            DECEMBER 31, 1998              DECEMBER 31, 1997              DECEMBER 31, 1996
                       ---------------------------    ----------------------------    --------------------------
                       CURRENT   DEFERRED   TOTAL     CURRENT   DEFERRED    TOTAL     CURRENT   DEFERRED   TOTAL
                       -------   --------   ------    -------   --------   -------    -------   --------   -----
Federal..............  $6,467    $(4,155)   $2,312    $   --    $(2,768)   $(2,768)   $   --     $(100)    $(100)
State................   1,250     (2,111)     (861)       --         --         --        --        --        --
Foreign..............     507         --       507        --         --         --        --        --        --
                       ------    -------    ------    ------    -------    -------    ------     -----     -----
  Total..............  $8,224    $(6,266)   $1,958    $   --    $(2,768)   $(2,768)   $   --     $(100)    $(100)
                       ======    =======    ======    ======    =======    =======    ======     =====     =====

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision (benefit) follows:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
Statutory rate of 35% applied to income before
  income taxes.................................  $ 24,535   $ 20,061   $ 11,081
Effects of net operating loss carryforwards and
  valuation allowance adjustments..............   (22,752)   (21,255)   (11,235)
Other, net.....................................       175     (1,574)        54
                                                 --------   --------   --------
  Total provision (benefit)....................  $  1,958   $ (2,768)  $   (100)
                                                 ========   ========   ========

Deferred tax assets and liabilities resulted from the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Deferred Tax Assets
  Loss Carryforwards ($0 and $43,000).......................  $    --    $ 15,551
  Inventories...............................................    6,756       6,004
  Property, plant and equipment.............................    1,705       2,308
  Intangible assets.........................................    1,652       1,478
  Other postretirement benefit costs........................    7,740       6,846
  Other employment costs....................................    2,484       1,636
  Tax credits...............................................    1,519       1,714
  Environmental related costs...............................    1,634       1,222
  Other.....................................................      986       1,019
  Valuation Allowance.......................................       --     (22,752)
                                                              -------    --------
     Total deferred tax assets..............................   24,476      15,026
Deferred tax liabilities
  Pension costs.............................................   (7,820)     (5,058)
  Federal effect of state deferred tax assets...............     (722)         --
                                                              -------    --------
     Total deferred tax liabilities.........................   (8,542)     (5,058)
                                                              -------    --------
Net deferred tax asset......................................  $15,934    $  9,968
                                                              =======    ========

NOTE 9--LONG-TERM DEBT:

     Concurrent with the 1998 Reorganization, RTI entered into a credit agreement dated September 30, 1998 (the "Credit Facility"), replacing RMI's then existing credit facilities. The unsecured Credit Facility provides for $125 million in five-year borrowings and $25 million in one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 60% of qualified inventory. At December 31, 1998, $20.1 million was outstanding under the facility.

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

     The Credit Facility contains additional terms and financial covenants which are typical for other similar facilities. At December 31, 1998 the Company was in compliance with all covenants and terms of the Credit Facility.

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Revolving Credit Facility dated September 30, 1998,
  maturing September 29, 2003 bearing interest at 5.88%
  at December 31, 1998...................................  $20,080    $    --
                                                           -------    -------
                                                           $20,080    $    --
                                                           =======    =======

NOTE 10--EMPLOYEE BENEFIT PLANS:

     The following table provides reconciliations of the changes in the Company's pension and other postemployment benefit plan obligations and asset fair values for the years ended December 31, 1998 and 1997, and a statement of the funded status as of December 31, 1998 and 1997.

                                                         PENSION          OTHER POSTRETIREMENT
                                                      BENEFIT PLANS          BENEFIT PLANS
                                                    ------------------    --------------------
                                                     1998       1997        1998        1997
                                                    -------    -------    --------    --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation January 1....................    $76,630    $71,833    $ 19,227    $ 19,267
Service cost....................................      1,465      1,252         291         260
Interest cost...................................      5,154      5,166       1,312       1,405
Plan amendments.................................       (710)        --          --          --
Actuarial (gain) loss...........................      2,569      4,398         522        (162)
Benefits paid...................................     (6,014)    (6,019)     (1,604)     (1,543)
                                                    -------    -------    --------    --------
Benefit obligation December 31..................    $79,094    $76,630    $ 19,748    $ 19,227
                                                    =======    =======    ========    ========

CHANGE IN PLAN ASSETS:
Fair value of plan assets January 1.............    $84,697    $73,601
Actual return on plan assets....................     12,512     14,066
Employer contributions..........................      3,306      3,049
Benefits paid...................................     (6,014)    (6,019)
                                                    -------    -------
Fair value of plan assets January 1.............    $94,501    $84,697
                                                    =======    =======

     As of December 31, 1998, approximately 53% of the plans' assets are invested in equity securities, 20% in government debt instruments, and the balance in cash equivalents or debt securities.

                                                         PENSION          OTHER POSTRETIREMENT
                                                      BENEFIT PLANS          BENEFIT PLANS
                                                    ------------------    --------------------
                                                     1998       1997        1998        1997
                                                    -------    -------    --------    --------
FUNDED STATUS:
Funded status December 31.......................    $15,407    $ 8,068    $(19,748)   $(19,227)
Unrecognized net transition obligation..........        563        870          --          --
Unrecognized (gain) loss........................     (1,550)     2,098         728         206
Unrecognized prior service cost.................      1,857      3,012          --          --
                                                    -------    -------    --------    --------
Net amount recognized...........................    $16,277    $14,048    $(19,020)   $(19,021)
                                                    =======    =======    ========    ========

     Amounts recognized in the Consolidated Balance Sheet at December 31 consist of the following:

                                                         PENSION          OTHER POSTRETIREMENT
                                                      BENEFIT PLANS          BENEFIT PLANS
                                                    ------------------    --------------------
                                                     1998       1997        1998        1997
                                                    -------    -------    --------    --------
Prepaid benefit cost............................    $16,277    $14,048    $     --    $     --
Accrued benefit liability.......................         --         --     (19,020)    (19,021)
                                                    -------    -------    --------    --------
                                                    $16,277    $14,048    $(19,020)   $(19,021)
                                                    =======    =======    ========    ========

     Net periodic benefit costs as determined by independent actuaries, include the following components:

                                                                         OTHER POSTRETIREMENT
                                         PENSION BENEFIT PLANS              BENEFIT PLANS
                                     -----------------------------    --------------------------
                                      1998       1997       1996       1998      1997      1996
                                     -------    -------    -------    ------    ------    ------
Service cost.......................  $ 1,465    $ 1,252    $ 1,358    $  291    $  260    $  303
Interest cost......................    5,154      5,166      5,055     1,312     1,405     1,492
Expected return on assets..........   (6,515)    (6,159)    (5,127)       --        --        --
Prior service cost amortization....      445        445        445        --        --        --
Amortization of actuarial loss.....      223         69        291        --       130       163
Amortization of transition
  obligation.......................      307        307        307        --        --        --
                                     -------    -------    -------    ------    ------    ------
Net periodic benefit cost..........  $ 1,079    $ 1,080    $ 2,329    $1,603    $1,795    $1,958
                                     =======    =======    =======    ======    ======    ======

     Assumptions used in the determination of the benefit obligations include the following:

                                                              1998    1997
                                                              ----    ----
Discount rate...............................................  6.75%   7.0%
Expected return on plan assets..............................  9.0%    9.0%

     The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 1998, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense.

NOTE 11--OPERATING LEASES:

     The Company and its subsidiaries have entered into various operating leases for the use of certain equipment, principally office equipment and vehicles. The leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $2.9 million in 1998, $1.9 million in 1997 and $1.3 million in 1996.

NOTE 12--TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services, including conversion services, from USX, which currently owns approximately 27% of RTI's common stock, and related companies. The cost of such transactions to the Company amounted to $0.6 million in 1998, $1.2 million in 1997 and $0.6 million in 1996. The cost of these transactions were on terms no less favorable to the Company than those obtained from other parties. The United States Steel and Carnegie Pension Fund (the "Pension Fund") is the trustee of the Company's pension plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. Other transactions with related parties are incidental to the Company's business and are not significant.

NOTE 13--SEGMENT REPORTING

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group.

     The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, plate, sheet, strip and welded tube. Titanium mill products are sold primarily to customers such as metal fabricators, forge shops and, to a lesser extent, metal distribution companies. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate or further process mill products into finished or semi-finished components or parts.

     The Fabrication and Distribution Group is engaged primarily in the fabrication of titanium, specialty metals and steel products including pipe, engineered tubular products for use in the oil and gas and geothermal energy industries; hot and superplastically formed parts, cut, forged, extruded and rolled shapes for aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size and just-in-time delivery services of titanium, steel and other metal products.

     Other Operations is comprised of certain small businesses and operations dissimilar to either the Titanium Group or the Fabrication and Distribution Group, and primarily consists of the Company's Environmental Services Division located in Ashtabula, Ohio. While the Environmental Services Division is structurally a part of the Titanium Group, the aggregation rules of the accounting standard do not permit combination with that group for this footnote disclosure.

     Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and short-term investments, and deferred taxes.

     Segment information for the three years ended December 31, 1998 is as follows:

                                                               1998        1997        1996
                                                             --------    --------    --------
Business Segment Net Sales:
Titanium
  Trade....................................................  $229,170    $243,906    $206,119
  Intersegment.............................................    49,716      41,064      16,944
                                                             --------    --------    --------
                                                              278,886     284,970     223,063
Fabrication and Distribution
  Trade....................................................    91,608      61,399      34,747
  Intersegment.............................................       105         130         155
                                                             --------    --------    --------
                                                               91,713      61,529      34,902
Other Operations...........................................    16,698      13,225      10,491
Adjustments and Eliminations...............................   (49,821)    (41,194)    (17,099)
                                                             --------    --------    --------
       Total Net Sales.....................................  $337,476    $318,530    $251,357
                                                             ========    ========    ========

Segment Operating Income (loss):
Titanium...................................................  $ 59,791    $ 53,498    $ 30,234
Fabrication and Distribution...............................     7,399       2,475       3,059
Other Operations...........................................       806         342         437
                                                             --------    --------    --------
       Total...............................................  $ 67,996    $ 56,315    $ 33,730
                                                             ========    ========    ========

Allocated Corporate Items included in Segment Operating
  Income(1):
Titanium...................................................  $ (5,015)   $ (3,343)   $ (3,386)
Fabrication and Distribution...............................    (1,574)       (702)       (360)
                                                             --------    --------    --------
                                                             $ (6,589)   $ (4,045)   $ (2,746)
                                                             ========    ========    ========
---------------
(1) Allocated on a three factor formula based on sales, assets and payrolls.

Segment Assets:
Titanium...................................................  $253,357    $212,781    $184,114
Fabrication and Distribution...............................   116,837      35,978      19,293
Other Operations...........................................       198         459         357
General Corporate Assets...................................    25,628      42,091      12,116
                                                             --------    --------    --------
       Total Consolidated Assets...........................  $396,020    $291,309    $215,880
                                                             ========    ========    ========

                                                               1998        1997        1996
                                                             --------    --------    --------
Capital Spending:
Titanium...................................................  $ 32,031    $  7,193    $  3,688
Fabrication and Distribution...............................     1,100         686         506
Other Operations...........................................        --          15          --
                                                             --------    --------    --------
       Total Capital Spending..............................  $ 33,131    $  7,894    $  4,194
                                                             ========    ========    ========
Depreciation and Amortization
Titanium...................................................  $  4,450    $  4,726    $  4,834
Fabrication and Distribution...............................       958         301         195
Other Operations...........................................        18          20          20
                                                             --------    --------    --------
       Total depreciation and amortization.................  $  5,426    $  5,047    $  5,049
                                                             ========    ========    ========

Revenue by Market Information:
Titanium
  Aerospace................................................  $218,719    $239,472    $186,979
  Nonaerospace.............................................    60,167      53,539      44,113
                                                             --------    --------    --------
       Total...............................................   278,886     293,011     231,092
Fabrication and Distribution
  Aerospace................................................    70,773      50,945      26,609
  Nonaerospace.............................................    20,940      10,584       8,293
                                                             --------    --------    --------
       Total...............................................  $ 91,713    $ 61,529    $ 34,902
Other Operations
  Nonaerospace.............................................  $ 16,698    $ 13,225    $ 10,491
                                                             --------    --------    --------
  Adjustments and Eliminations.............................   (49,821)    (49,235)    (25,128)
                                                             --------    --------    --------
       Total Net Sales.....................................  $337,476    $318,530    $251,357
                                                             ========    ========    ========

     The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

                                                               1998        1997        1996
                                                             --------    --------    --------

Geographic location of trade sales:
  United States............................................  $266,596    $256,951    $209,868
  England..................................................    23,770      22,193       8,784
  France...................................................    16,376      15,123      10,453
  Rest of World............................................    30,734      24,263      22,252
                                                             --------    --------    --------
       Total...............................................  $337,476    $318,530    $251,357
                                                             ========    ========    ========

Gross Property, Plant and Equipment:
  United States............................................  $185,695    $147,014    $135,442
  England..................................................     1,533       1,179         963
                                                             --------    --------    --------
       Total...............................................  $187,228    $148,193    $136,405
                                                             ========    ========    ========

     In 1998, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 1998, 1997 and 1996, export sales were $70.9 million, $61.6 million, and $41.5 million, respectively, principally to customers in Western Europe.

     Substantially all of the Company's sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company's sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical, credit and other risks generally associated with the aerospace industry. In the three years ended December 31, 1998, no single customer accounted for as much as 10% of consolidated sales, although Boeing Company, Airbus Industrie and their subcontractors together consume in excess of 10% of the Company's sales. Trade accounts receivable are generally not secured or collateralized.

NOTE 14--CONTINGENCIES:

     In connection with the 1990 Reorganization, the Company agreed to indemnify USX and Quantum against liabilities related to their ownership of RMI and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Quantum in 1964.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Given the critical nature of many of the aerospace end uses for the Company's products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $250 million, which includes grounding liability.

  Environmental Matters

     In the ordinary course of business, the Company is subject to pervasive environmental laws and regulations concerning the production, handling, storage, transportation, emission, and disposal of waste materials and is also subject to other federal and state laws and regulations regarding health and safety matters. These laws and regulations are constantly evolving, and it is not currently possible to predict accurately the ultimate effect these laws and regulations will have on the Company in the future.

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Fields Brook Superfund Site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986. These studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. The Company, working cooperatively with fourteen other PRP's, is complying with the order and has accrued and has been paying its portion of the cost of complying with the cost of such compliance. It is currently anticipated that the studies will be completed no earlier than mid 1999. Actual cleanup is not scheduled to commence prior to late 1999. The Company's share of the study costs have been established at 9.95%. In June 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At December 31, 1998, the amount accrued for future environmental-related costs was $3.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

  Other

     The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 15--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

1989 STOCK OPTION INCENTIVE PLAN:

     The 1989 Stock Option Incentive Plan authorized the granting of options to purchase up to 775,500 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. Options granted could include stock appreciation rights. The option period was not to exceed ten years from the date of the grant. During 1995 substantially all option holders voluntarily relinquished their stock appreciation rights. No further grants can be made under the plan. There are still stock options outstanding under the Plan at December 31, 1998.

1995 STOCK PLAN

     The 1995 Stock Plan, which was approved by a vote of the Company's shareholders at the 1995 Annual Meeting of Shareholders, replaced both the 1989 Stock Option Incentive Plan and the 1989 Employee Restricted Stock Award Plan. The Plan permits the grant of any or all of the following types of awards in any combination: a) Stock Options; b) Stock Appreciation Rights; and c) Restricted Stock. A committee appointed by the Board of Directors administers the Plan, and determines the type or types of grants to be made under the Plan and sets forth in each such Grant the terms, conditions and limitations applicable to it, including, in certain cases, provisions relating to a possible change in control of the Company.

     During 1998, 132,000 option shares were granted at $20.1875 and 176,000 option shares were granted at $13.78125. In 1997, 109,500 option shares were granted at a price of $25.5625, and in 1996 215,000 option shares were granted at a price of $21.62. All options were priced at fair market value on the date of the grant Options are for a term of ten years from the date of the grant, and vest ratably over the three year period beginning with the date of the grant. All 1998 grants were outstanding at December 31, 1998.

     During 1998 and 1997, 39,750 shares and 37,050 shares, respectively, of restricted stock were granted under the 1995 Stock Plan at the fair market value on the date of the grant. Compensation expense is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 1996 through 1998:

                                                               SHARES            PRICE
                                                              --------    -------------------
Balance January 1, 1996.....................................   615,172         $2.80 - $13.32
Granted.....................................................   215,000          $21.62
Exercised...................................................  (297,072)        $2.80 - $13.32
                                                              --------    -------------------
Balance December 31, 1996...................................   533,100         $2.80 - $21.62
                                                              ========    -------------------
Granted.....................................................   109,500          $25.56
Exercised...................................................  (127,609)        $2.80 - $21.62
                                                              --------    -------------------
Balance December 31, 1997...................................   514,991         $2.80 - $25.56
                                                              ========    ===================
Granted.....................................................   308,000        $13.78 - $20.19
Exercised...................................................  (45,725)         $4.06 - $21.62
                                                              --------    -------------------
Balance December 31, 1998...................................   777,266         $2.80 - $25.56
                                                              ========    ===================

     At December 31, 1998 the weighted average exercise price and weighted average remaining contractual life for all outstanding options was $17.21 and
7.64 years, respectively. 332,455 of the outstanding options at December 31, 1998 were exercisable at a weighted average exercise price of $15.35.

     For the purposes of the fair value requirements of SFAS No. 123, a widely accepted option pricing model was used. If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the three years ended December 31, 1998 would have been as follows:

                                                               1998       1997       1996
                                                              -------    -------    -------
Net income
     As reported............................................  $68,143    $60,085    $31,759
     Pro forma..............................................   64,532     58,460     30,154
Basic earnings per share
     As reported............................................  $  3.31    $  2.94    $  1.71
     Pro forma..............................................     3.14       2.87       1.63
Diluted earnings per share
     As reported............................................  $  3.29    $  2.92    $  1.70
     Pro forma..............................................     3.12       2.84       1.61
Weighted average fair value of options granted during the
  year......................................................  $ 16.53    $ 25.56    $ 21.62

NOTE 16--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1998 and 1997.

                                                     1ST           2ND           3RD           4TH
                      1998                         QUARTER      QUARTER(1)     QUARTER      QUARTER(2)
                      ----                        ----------    ----------    ----------    ----------
Sales...........................................   $89,039       $96,542       $81,027       $70,868
Gross profit....................................    25,518        24,178        25,248        16,822
Operating income................................    20,665        19,394        20,019         7,918
Net income......................................    15,053        30,410        15,703         6,977
Net income per share:
  Basic.........................................      0.73          1.48          0.76          0.34
  Diluted.......................................      0.73          1.47          0.76          0.33

                                                     1ST           2ND           3RD           4TH
                      1997                         QUARTER       QUARTER      QUARTER(1)     QUARTER
                      ----                        ----------    ----------    ----------    ----------
Sales...........................................   $73,708       $75,034       $86,438       $83,350
Gross profit....................................    15,776        16,721        19,814        20,532
Operating income................................    12,346        13,218        15,213        15,538
Net income......................................    10,918        12,090        22,542        14,535
Net income per share:
  Basic.........................................      0.54          0.59          1.10          0.71
  Diluted.......................................      0.52          0.57          1.08          0.69

---------------

(1) Net income was favorably affected by the recognition of a $16.1 million income tax benefit in the second quarter of 1998 and an $8.7 million tax benefit in the third quarter 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" in the 1999 Proxy Statement, to be filed at a later date.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors-Compensation of Directors" and "Executive Compensation" in the 1999 Proxy Statement, to be filed at a later date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information-Security Ownership" in the 1999 Proxy Statement, to be filed at a later date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Other Information-Certain Transactions" in the 1999 Proxy Statement, to be filed at a later date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) SEE INDEX TO EXHIBITS.

(b) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998

     On October 15, 1998, the Company filed a report on Form 8-K reporting Item 2., Acquisition of Assets, and Item 5., Other Events, Work Stoppage, and Reorganization into Holding Company Structure.

(c) EXHIBITS

     The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RMI TITANIUM COMPANY


                                        By       /s/ TIMOTHY G. RUPERT
                                          --------------------------------------
                                                     Timothy G. Rupert
                                                 Executive Vice President &
                                                  Chief Financial Officer

Dated: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
CRAIG R. ANDERSSON, Director;
NEIL A. ARMSTRONG, Director;
DANIEL I. BOOKER, Director;
RONALD L. GALLATIN, Director;
CHARLES C. GEDEON, Director;
ROBERT M. HERNANDEZ, Director;
WESLEY W. VON SCHACK, Director


By                   /s/ TIMOTHY G. RUPERT                               March 29, 1999
  ----------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                     /s/ TIMOTHY G. RUPERT                               March 29, 1999
------------------------------------------------------------
                        T. G. Rupert
           Director and Executive Vice President
               (Principal Executive Officer)

                       /s/ JOHN H. ODLE                                  March 29, 1999
------------------------------------------------------------
                        John H. Odle
           Director and Executive Vice President
               (Principal Executive Officer)

                     /s/ TIMOTHY G. RUPERT                               March 29, 1999
------------------------------------------------------------
                        T. G. Rupert
         Executive Vice President & Chief Financial
    Officer (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
 2.0      Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration
          Statement on Form S-1 No. 33-30667 Amendment No. 1.

 2.1 Stock Purchase Agreement, dated as of October 1, 1998, by and among RTI International Metals, Inc., New Century
          Metals, Inc., Richard R. Burkart and Joseph H. Rice, incorporated by reference to exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated October 15, 1998.

 2.2 Asset Purchase Agreement, dated October 1, 1998, by and among Weld-Tech Engineering Services, L.P. and Weld-Tech
          Engineering, L.P., incorporated by reference to exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
          October 15, 1998.

 3.1      Amended and Restated Articles of Incorporation of the
          Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 15, 1998.

 3.2 Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
          Statement on Form S-4 No. 333-61935.

 4.1      Credit Agreement between RTI International Metals, Inc. and
          PNC Bank, National Association, as agent; Mellon Bank,
          National Association of Pennsylvania and Bank One. National
          Association as co-agents, dated as of September 30, 1998, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

10.1 Agreement for the sale and purchase of titanium tetrachloride between SCM Chemicals, Inc., and RMI Titanium
          Company dated March 9, 1993, incorporated by reference to
          Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.+

10.2 Agreement for the supply, purchase and sale of chlorine between SCM Chemicals, Inc., and RMI Titanium Company dated as of November 13, 1990, incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.3 RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration
          Statement on Form S-1 No. 33-30667 Amendment No. 2.

10.4 RMI Titanium Company 1989 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 No. 33-30667 Amendment
          No. 2.

10.5      RMI Titanium Company Supplemental Pension Plan effective
          August 1, 1987, and amended as of December 12, 1990, incorporated by reference to Exhibit 10.8 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1990.

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
10.6      RMI Titanium Company Excess Benefits Plan effective July 18,
          1991, incorporated by reference to Exhibit 10.11 to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1991.

10.7 Sales Agreement for the supply of titanium sponge and plasma electrodes between Oregon Metallurgical Corporation and RMI
          Titanium Company dated as of August 8, 1994 incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.+

10.8 Sales Agreement for the supply of titanium sponge between Osaka Titanium Co., Ltd., Sumitomo Corporation, Sumitomo
          Corporation of America, and RMI Titanium Company dated as of September 4, 1992 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.+

10.9 RMI Titanium Company 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.10     Employment agreement, dated September 1, 1996, between the
          Company and John H. Odle, incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

10.11     Employment agreement, dated September 1, 1996, between the
          Company and T. G. Rupert, incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

10.12 Employment agreement dated May 20, 1997 between the Company and Harry B. Watkins, incorporated by reference to exhibit
          10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.13 Employment agreement, dated May 1, 1997 between the Company and Dawne S. Hickton, incorporated by reference to exhibit
          10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.14     Employment agreement, dated March 6, 1998 between the
          Company and Lawrence W. Jacobs incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.15 Registration Rights Agreement dated August 21, 1996 between the Company and USX Corporation, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended September 30, 1996.

21        Subsidiaries of the Company.

23.1      Consent of PricewaterhouseCoopers LLP.

24        Powers of Attorney.

27        Financial Data Schedule.

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
99.1      Financial Statements of The RMI Employee Savings and
          Investment Plan for the year ended December 31, 1998 (to be filed by amendment).

99.2      Financial Statements of The RMI Bargaining Unit Employee
          Savings and Investment Plan for the year ended December 31, 1998 (to be filed by amendment).

---------------

+ Confidential treatment has been requested.