Form 10-Q
period 1999-03-31
RTI INTERNATIONAL METALS INC
filed 1999-05-14
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                  YES X NO  __

     At May 1, 1998, 20,757,768 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements......    2
     Consolidated Statement of Income.......................    3
     Consolidated Balance Sheet.............................    4
     Consolidated Statement of Cash Flows...................    5
     Consolidated Statement of Shareholders' Equity.........    6
     Selected Notes to Consolidated Financial Statements....    7

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition..................    9

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   15

Item 6. Exhibits and Reports on Form 8-K....................   16

Signatures..................................................   17

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               INTRODUCTION TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    QUARTER ENDED
                                                                       MARCH 31
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Sales.......................................................  $    67,450    $    89,039
Operating costs:
Cost of Sales...............................................       54,112         63,521
Selling, general and administrative expenses................        6,019          4,006
Research, technical and product development expenses........        1,028            847
                                                              -----------    -----------
     Total operating costs..................................       61,159         68,374
                                                              -----------    -----------
Operating income............................................        6,291         20,665
Other income-net............................................          332            542
Interest expense............................................          683             54
                                                              -----------    -----------
Income before income taxes..................................        5,940         21,153
Provision for income taxes (Note 3).........................        2,198          6,100
                                                              -----------    -----------
Net income..................................................  $     3,742    $    15,053
                                                              ===========    ===========
Net income per common share:
     Basic..................................................  $      0.18    $      0.73
                                                              ===========    ===========
     Diluted................................................  $      0.18    $      0.73
                                                              ===========    ===========
Weighted average shares outstanding:
     Basic..................................................   20,743,927     20,482,672
                                                              ===========    ===========
     Diluted................................................   20,825,933     20,622,942
                                                              ===========    ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 17,457       $ 11,075
  Receivables--less allowance for doubtful accounts of
     $1,174 and $911........................................      57,770         63,077
  Inventories, net (Note 5).................................     162,803        166,835
  Deferred income taxes.....................................       2,259          2,259
  Other current assets......................................      10,549         11,685
                                                                --------       --------
     Total current assets...................................     250,838        254,931
  Property, plant and equipment, net........................      80,802         77,024
  Deferred income taxes.....................................      13,675         13,675
  Goodwill..................................................      37,863         38,144
  Other noncurrent assets...................................      11,531         12,246
                                                                --------       --------
     Total assets...........................................    $394,709       $396,020
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $     --       $ 16,000
  Accounts payable..........................................      10,734         16,279
  Accrued wages and other employee costs....................       9,952          8,892
  Other accrued liabilities.................................      16,237         17,535
                                                                --------       --------
     Total current liabilities..............................      36,923         58,706
Long-term debt..............................................      36,500         20,080
Accrued postretirement benefit cost.........................      19,020         19,020
Other noncurrent liabilities................................       5,631          5,449
                                                                --------       --------
     Total liabilities......................................      98,074        103,255
                                                                --------       --------
Contingencies (Note 4)

Shareholders' equity:
  Common Stock, $0.01 par value, 30,000,000 shares
     authorized; 20,757,758 and 20,719,758 shares issued and
     20,757,758 and 20,719,758 outstanding..................         207            207
  Additional paid-in capital................................     238,566        238,109
  Deferred compensation.....................................      (2,341)        (2,012)
  Accumulated earnings......................................      60,203         56,461
                                                                --------       --------
Total shareholders' equity..................................     296,635        292,765
                                                                --------       --------
     Total liabilities and shareholders' equity.............    $394,709       $396,020
                                                                ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  3,742    $15,053
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................     2,339      1,320
  Deferred taxes............................................        --      3,600
  Other-net.................................................       122        106

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.................................................     5,307      1,091
Inventories.................................................     4,032     (7,488)
Accounts payable............................................    (5,545)    (5,054)
Other liabilities...........................................      (238)     7,358
Other assets................................................     1,800        163
                                                              --------    -------
     Cash provided by operating activities..................    11,559     16,149
                                                              --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (5,603)    (5,345)
                                                              --------    -------
     Cash used in investing activities......................    (5,603)    (5,345)
                                                              --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................         6         81
  Borrowings under revolving credit agreement...............    16,420         --
  Repayment of notes payable................................   (16,000)        --
  Treasury Common Stock purchased...........................        --        (37)
                                                              --------    -------
  Cash provided by financing activities.....................       426         44
                                                              --------    -------

INCREASE IN CASH AND CASH EQUIVALENTS.......................     6,382     10,848
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    11,075    $30,211
                                                              --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 17,457    $41,059
                                                              ========    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
     Interest...............................................  $    752    $    10
     Income taxes...........................................       766    $    --
  Noncash financing activities
     Issuance of Common Stock for Restricted Stock Awards...  $    415    $   919

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   ADDT'L.                   RETAINED
                                              SHARES      COMMON   PAID-IN      DEFERRED     EARNINGS    COMPREHENSIVE
                                            OUTSTANDING   STOCK    CAPITAL    COMPENSATION   (DEFICIT)      INCOME
                                            -----------   ------   --------   ------------   ---------   -------------
Balance at December 31, 1998..............  20,719,758     $207    $238,109     $(2,012)     $ 56,461            --
Shares issued for Restricted Stock Award
  Plans...................................      36,250       --         451        (451)           --            --
Compensation expense recognized...........          --       --          --         122            --            --
Shares issued from exercise of employee
  stock options...........................       1,750       --           6          --            --
Net income................................          --       --          --          --         3,742         3,742
                                                                                                            -------
Comprehensive income......................          --       --          --          --            --       $ 3,742
                                            ----------     ----    --------     -------      --------       =======
Balance at March 31, 1999.................  20,757,758     $207    $238,566     $(2,341)     $ 60,203
                                            ==========     ====    ========     =======      ========

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

NOTE 2--ORGANIZATION

     On September 30, 1998, the shareholders of RMI Titanium Company approved the formation of an Ohio holding company named RTI International Metals, Inc. Under the terms of a restructuring agreement, RTI exchanged its shares of common stock on a one-for-one basis for all of the outstanding common stock of RMI Titanium Company, which immediately became a wholly owned subsidiary of RTI. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares.

     In November, 1996, USX Corporation completed a public offering of its notes which are exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock, owned by USX (or for an equivalent amount of cash at USX's option). On March 31, 1999, USX announced that it terminated its ownership interest in the Company. USX irrevocably deposited with Chase Manhattan Trust Company, N.A. ("Chase"), all of the 5,483,600 shares of the Company's Common Stock it previously owned. The deposit of the shares is in full satisfaction of USX's
6 3/4% Exchangeable Notes due February 1, 2000 (the "Notes"). Chase is the trustee under the note indenture and will hold the shares in trust for the benefit of the holders of the Notes until the shares are exchanged for the Notes on the maturity date. The Notes are exchangeable for shares of the Company on a variable basis up to one share per Note depending on the market price of the Company's shares at maturity. The maximum number of RTI shares deliverable upon maturity is 5,483,600 and the minimum is 4,645,706.

     The 5,483,600 shares of common stock previously owned by USX represents approximately 27% of the issued and outstanding shares of the Company. The Company does not believe that any of the Note holders will exercise control over the Company as a result of this transaction.

NOTE 3--INCOME TAXES

     In the three months ended March 31, 1999 the Company recorded an income tax expense of $2.2 million, or 37.7% of pre-tax income. The effective tax rate for the three month period ended March 31, 1998 of 28.8% was less than the statutory rate of 35% because of adjustments to reduce the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets.

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

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") under Comprehensive Environmental Response, Compensation Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. These studies are nearly complete. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of such compliance. Actual cleanup will not commence prior to 2000. The Company's share of the study costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At March 31, 1999, the amount accrued for future environmental-related costs were $3.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 5--INVENTORIES:

                                                      (DOLLARS IN THOUSANDS)
                                                -----------------------------------
                                                MARCH 31, 1999
                                                 (UNAUDITED)      DECEMBER 31, 1998
                                                --------------    -----------------
Raw material and supplies.....................     $ 69,811           $ 73,820
Work-in-process and finished goods............      110,817            111,103
Adjustments to LIFO values....................      (17,825)           (18,088)
                                                   --------           --------
                                                   $162,803           $166,835
                                                   ========           ========

NOTE 6--CREDIT AGREEMENT:

     Concurrent with the restructuring referred to above, RTI entered into a credit agreement dated September 30, 1998 (the "Credit Facility"), replacing RMI's existing credit facilities. The unsecured Credit Facility provides for $125 million in five-year borrowings and $25 million one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 60% of qualified inventory. At March 31, 1999, $36.5 million was outstanding under the facility.

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

NOTE 7--SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the quarterly periods ended March 31, 1999 and 1998 is as follows:

                                                                 QUARTER ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
BUSINESS SEGMENT NET SALES:
Titanium
  Trade.....................................................  $ 32,239    $ 67,878
  Intersegment..............................................    14,130       5,494
                                                              --------    --------
                                                                46,369      73,372
Fabrication and Distribution
  Trade.....................................................  $ 30,240      18,147
  Intersegment..............................................        --          --
                                                              --------    --------
                                                                30,240      18,147
Other operations............................................     4,971       3,014
Adjustments and eliminations................................   (14,130)     (5,494)
                                                              --------    --------
          Total net sales...................................  $ 67,450    $ 89,039
                                                              ========    ========
SEGMENT OPERATING INCOME:
  Titanium..................................................  $  4,741    $ 18,827
  Fabrication and distribution..............................       873       1,564
  Other operations..........................................       677         274
                                                              --------    --------
          Total operating income............................     6,291      20,665
RECONCILIATION OF SEGMENT OPERATING INCOME TO REPORTED
  INCOME BEFORE TAXES:
  Other income--net.........................................       332         542
  Interest expense..........................................       683          54
                                                              --------    --------
          Reported income before taxes......................  $  5,940    $ 21,153
                                                              ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the long-term impact of a recently concluded work stoppage, the impact of Year 2000 compliance, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET SALES

     Net sales decreased to $67.5 million for the three months ended March 31, 1999 compared to net sales of $89.0 million in the corresponding 1998 period. Sales for the Company's Titanium Group amounted to $37.3 million in the first three months of 1999 compared to $70.9 million in the same period of 1998. This sales decrease is due primarily to reduced shipments of titanium mill products resulting from the strike at the Company's Niles, Ohio facility, partially offset by increased average selling prices. Shipments of titanium mill products were 2.2 million pounds in the first quarter of 1999 compared to 4.9 million pounds for the same period in 1998. The decrease in mill product shipments reflects the impact of a strike at the Company's largest production facility which lasted the entire first quarter of 1999, together with a general softening in demand for products used in aerospace applications. Average selling prices on mill products in the first quarter of 1999 increased to $17.63 per pound from $15.06 per pound in the first quarter of 1998. The increase in average selling prices for mill products results primarily from a shift in product mix toward higher value-added flat-rolled products when compared to 1998. Sales for the Company's Fabrication and Distribution Group amounted to $30.2 million in the three months ended March 31, 1999 compared to $18.1 million in the same period of 1998. The primary reason for this increase is the addition of $11.7 million of net sales from the Company's recently acquired subsidiaries, New Century Metals, Inc. ("NCM") and Weld-Tech Engineering, L.P. ("Weld-Tech"). Both companies were acquired during the fourth quarter of 1998.

GROSS PROFIT

     Gross profit amounted to $13.3 million, or 19.7% of sales for the quarter ended March 31, 1999 compared to a gross profit of $25.5 million or 28.6% for the comparable 1998 period. The primary reason for this decrease is the impact of reduced titanium mill product shipments resulting from the work stoppage at the Company's Niles, Ohio plant referred to above, and the general softening in demand for mill products used in aerospace applications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $6.0 million for the quarter ended March 31, 1999 compared to $4.0 million for the same quarter in 1998. This increase results primarily from the inclusion of the Company's recently acquired subsidiaries NCM and Weld-Tech. Research, technical and product development expenses amounted to $1.0 million in the first quarter of 1999 compared to $0.8 million in the first quarter of 1998.

OPERATING INCOME

     Operating income for the three months ended March 31, 1999 amounted to $6.3 million, or 9.3% of sales compared to $20.7 million or 23.2% of sales in the same period of 1998. This decrease resulted primarily from reduced profit margins on mill products. The reduction in mill product profit margins resulted primarily from lower shipping levels as a result of the work stoppage partially offset by a shift in product mix to higher margin value-added flat roll products.

INCOME TAXES

     In the first quarter of 1999, the Company recorded an income tax provision of $2.2 million compared to a $6.1 million provision recorded in the first quarter of 1998. The effective tax rate for the first quarter of 1999 was approximately 37%. The effective tax rate for the first quarter of 1998 was approximately 28%. The difference between the statutory tax rate of 35% and the effective tax rate for the first quarter of 1998 was primarily due to adjustments to the deferred tax asset valuation allowance as it related to expected 1998 full year results.

OTHER INCOME

     Other income for the first quarter of 1999 amounted to $0.3 million compared to $0.5 million for the same period in 1998. This decrease resulted primarily from reduced investment income on short-term securities.

NET INCOME

     Net income for the quarter ended March 31, 1999 amounted to $3.7 million or 5.5% of sales, compared to $15.1 million or 16.9% of sales in the comparable 1998 period. The decrease in net income is due primarily to reduced profits from the Company's titanium mill products business, resulting from significantly decreased shipments when compared to the same period in 1998. The reduced shipping levels resulted from a strike at the Company's primary production facility which lasted the entire quarter as well as reduced overall demand for mill products used in aerospace applications. First quarter 1999 results were also adversely impacted by a higher overall effective tax rate when compared to the first quarter of 1998.

OUTLOOK

     Beginning in 1995, and continuing into early 1998, the U.S. titanium industry experienced a significant increase in demand and pricing for titanium mill products. This increase in demand resulted primarily from an unprecedented increase in demand from the commercial aerospace markets. During the 1995-1997 period, most commercial airlines reported stronger operating profits. In order to meet increasing passenger load demands and the need to replace older, less efficient aircraft, commercial airlines placed orders for new and replacement aircraft at near record levels, and the leading manufacturers of commercial aircraft announced increased build and delivery rates for certain aircraft. Because of the Asian financial crisis, production delays and difficulties at its manufacturing facilities and uncertain global economic conditions which may affect the demand for commercial aircraft, Boeing Commercial Airplane Group has recently made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 1999-2000 time frame. Other aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. The extent or duration of this inventory adjustment period, and the amount of excess inventory in the procurement pipeline is unknown. RMI has experienced some order cancellations and rescheduling of orders. Volume and pricing of incoming orders has shown some softening particularly in the forging products such as ingot and bloom. Demand and pricing for RMI's core value-added products, alloy sheet and plate, while softening somewhat, remain relatively strong. The slowing in the growth of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. Based on currently available information, the Company anticipates that U.S. titanium industry's total shipments will decrease in 1999 from 1998 levels although the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     On February 2, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI will supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, beginning in 1999, will have an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing will receive firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. Additionally, Boeing has restructured its purchasing process for basic materials including titanium, centralizing procurement through a third-party agent. Because of this restructuring, Boeing has only released a portion of the orders for its 1999 titanium requirements.

     In another accord, RMI, through its French affiliate, Reamet, has been chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes. Airbus has indicated that it expects to increase its build rates over the next several years.

     RMI has also been designated the sole supplier of titanium mill products for the Air Force F-22 fighter being built by Lockheed Martin and Boeing. The new contract, which begins this year, will continue through the life of the program with approximately 339 aircraft forecast to be produced by the year 2012. The value of this contract could potentially total $340 million.

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

     RMI has been named by B.F. Goodrich Aerospace Aerostructures Group, which designs and manufactures engine nacelle systems for large commercial and military aerospace applications, as its principal supplier of alloy sheet. RMI also secured contracts with Contrucciones Aeronauticas S.A. (CASA) of Spain and Daimler-Benz Aerospace AG of Germany for their alloy plate and sheet requirements in connection with the Airbus and Eurofighter programs. All three contracts, totaling more than $60 million, begin in 1999 and extend for a minimum of three years.

     Negotiations covering RMI's titanium 1999 sponge requirements and pricing levels have been completed. In 1998 RMI purchased significant quantities of titanium sponge at opportunistic prices. During the work stoppage referred to below, RMI consumed very little sponge, electing instead to purchase ingot from outside suppliers. As a result, the Company has significant quantities of sponge on hand, and estimates that its 1999 sponge purchases will be significantly reduced from 1998 levels. Additionally, because of reduced demand and an abundant worldwide supply of titanium sponge, RMI expects lower sponge prices for 1999. Due to the softening of demand for titanium mill products resulting from reduced commercial aircraft build rates, overall demand for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements has decreased. Because of increased supplies of titanium scrap, prices for scrap have eased. Prices for the Company's alloying agents are closely tied to overall demand. RMI believes that it has an adequate supply of raw materials available from a number of different suppliers.

     As a result of softening demand, the Company's total order backlog as of March 31, 1999 was approximately $266 million, compared to $303 million at December 31, 1998.

     After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the production and maintenance workers' clerical and technical employees at its Niles, Ohio plant, a work stoppage commenced October 1, 1998. On April 9, 1999 a tentative agreement was reached on the terms of a new four and one-half year contract. On April 12 the agreement was ratified ending the six- and one-half month strike. The Niles plant is the Company's largest production facility. During the work stoppage, operations at the plant were conducted by management and salaried personnel at a rate of approximately 40-50% of normal production levels. First quarter 1999 results were adversely impacted by the effects of the work stoppage. Because of the strike, RMI estimates that its shipments of titanium mill products were reduced by approximately 50% in the first quarter of 1999. Because of the time required to complete an orderly recall of production and maintenance workers, it is unlikely that a resumption to normal plant operating levels will be completed until mid second quarter. This delay is likely to have a negative impact on second quarter earnings as well as total year 1999 results, although the Company is currently unable to quantify this impact on full-year results.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $11.6 million in the first three months of 1999 compared to $16.1 million in the first three months of 1998. The change in net cash flows from operating activities in the first three months of 1999 compared to the same period in 1998 was due primarily to reduced results of operations partially offset by a reduction in working capital funding requirements. The decrease in working capital funding resulted primarily from decreases in inventory and accounts receivable partially offset by a reduction in current liabilities. The Company's working capital ratio was 6.8 to 1 at March 31, 1999.

     During the first three months of 1999 and the comparable 1998 period, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities.

     The Company anticipates that it will be able to fund its 1999 working capital requirements and its capital expenditures from funds generated by operations. However, the Company may borrow funds under its credit facility to supplement available cash resources as required. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

CREDIT AGREEMENT

     Concurrent with the reorganization, RTI entered into a credit agreement dated September 30, 1998 (the "Credit Facility"), to replace RMI's existing credit facilities. The unsecured Credit Facility provides for $125 million five-year and $25 million one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. At March 31, 1999 $36.5 million was outstanding under the facility. Under the terms of the Credit Facility, the Company, at its option will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 0.5% to 1.5%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on RMI in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future.

     At March 31, 1999, the amount accrued for future environment-related costs were $3.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures the first three months of 1999 and 1998 amounted to $5.6 and $5.3 million, respectively. The Company has anticipated capital spending of approximately $30 million in 1999, including amounts for the Enterprise Resource Planning ("ERP") software project referred to below, and the completion of the Galt Alloys expansion, which together are expected to total approximately $13 million.

However, based upon a number of factors, including the work stoppage, profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and or timing of capital spending could be affected.

     After completing an evaluation of future information technology needs and growth, together with expanding requirements for additional decision making tools, the Company decided to install an Enterprise Resource Planning software system. Initially, the ERP will be installed at the Company's largest domestic operations, and then eventually at all domestic and foreign operations. The Company has purchased and begun installing the ERP system. A pilot program is up and successfully running at one of the Company's distribution facilities. Financial applications such as payroll and general ledger should be installed and running by the fourth quarter at all major domestic locations. Other applications covering operations and manufacturing functions are currently being developed and should be implemented periodically throughout 1999.

NEW ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The principles established in this statement are required to be applied to the Company's financial statements in 1999. The provisions of this standard were adopted in the first quarter, but did not have a material impact on financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established standards of accounting and reporting of derivative financial instruments. The standard is required to be adopted in 2000. Management has not yet evaluated the impact this standard will have on reported results of operations or financial position.

YEAR 2000 COMPLIANCE

     This is a "Year 2000 readiness disclosure" as that term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998. Beginning in January of 1996, the Company began to aggressively mange its computer software and hardware to insure that the Year 2000 date change will not adversely impact is business. The Company has and will continue to make certain investments in its application software to ensure the Company is Year 2000 compliant. In addition, the Company is monitoring the compliance efforts of entities with which it interacts. The Company began modification of its internally developed proprietary software in 1996 and currently estimates that approximately 90% of this software has been modified and tested to make it Year 2000 compliant. Modification of the balance is expected to be completed in the first half of 1999. In any event, many of the Company's internally generated software programs are considered noncritical applications which can, if necessary, be performed manually. Noninformation technology systems such as process control devices and other automated equipment which may contain imbedded chips that could be affected by the Year 2000 problem have been identified. Modifications to these devices are underway, and the Company estimates that necessary modifications will be completed during the first half of 1999. The Company has also contacted its key vendors, suppliers and service providers to monitor their compliance efforts. A follow-up has started with those third parties not responding to the Company's original request. To the extent necessary, the Company has begun identifying alternative suppliers. A survey of the Company's customers to assess their Year 2000 readiness is currently underway. The Company estimates its costs to inventory, assess, modify and test both its information and noninformation technology requirements will be less than $1.0 million. These costs do not include the ERP software.

     The ERP system is certified to be Year 2000 compliant. The system will replace certain existing software which has not and will not be restructured to address the year-end change at December 31, 1999. For additional information, see Capital Expenditures above.

     The most likely worst case Year 2000 scenario would be the inability of third party suppliers such as utilities, telecommunication suppliers, critical material suppliers, and financial institutions to continue providing their goods and services to the Company. The inability of these vendors to continue supplying the Company could, in the absence of alternative sources, have a possibly material adverse impact on the

Company's operations and/or financial condition. The Company has identified multiple alternative supply sources where possible. It is possible that Year 2000 problems arising either within the Company or with outside suppliers, could prevent the Company from manufacturing or delivery products to its customers. However, management does not believe these potential failures create any new or unique breach of contract liabilities. The Company does not assume or provide any guarantees or warranties for consequential damages for failure to deliver.

     RTI believes it has allocated appropriate resources to identify and fix Year 2000 problems; however, there can be no assurances that all Year 2000 problems will be identified and fixed in advance, and it is possible that some Year 2000 problems could go undetected until after January 1, 2000.

     This discussion of RTI's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward looking statements. RTI's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, RTI has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the results of the Company.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held on April 29, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                                        VOTES          VOTES
                                                         FOR          WITHHELD
                                                      ----------      --------
Craig R. Andersson                                    17,620,760      142,396
Neil A. Armstrong                                     17,619,363      143,793
Daniel I. Booker                                      17,624,155      139,001
Ronald L. Gallatin                                    17,616,306      146,850
Charles C. Gedeon                                     17,607,092      156,064
Robert M. Hernandez                                   17,604,723      158,433
John H. Odle                                          17,625,320      137,836
Timothy G. Rupert                                     17,615,622      147,534
Wesley W. vonSchack                                   17,620,760      142,396

     2. PricewaterhouseCoopers LLP was elected as independent accountants for 1999: For, 17,703,838; against 23,524; abstained; 35,787.

     3. Proposal to amend the Company's Articles of Incorporation to increase the authorized number of Common Shares from 30,000,000 to 50,000,000. A 2/3 majority of all outstanding shares eligible to vote was required to amend the Articles of Incorporation. 16,624,554 shares (82%) of the outstanding shares) voted for and 1,095,399 shares (5% of the outstanding shares) voted against the proposal. 43,143 shares abstained from voting. The required 2/3 majority was obtained and the proposal was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     3.1 Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, filed herewith.

     3.2 Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 No. 333-61935.

     27  Financial Data Schedule

  (b) On April 14, 1999, the Company filed a report on Form 8-K reporting Item 1., Changes in Control of Registrant, and Item 5., Other Events, End of Work Stoppage.

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

Date: May 13, 1999
                                          By:       /s/ T. G. RUPERT

                                            ------------------------------------
                                                        T. G. Rupert
                                             Executive Vice President & Chief
                                                    Financial Officer