Form 10-K405/A
period 1998-12-31
RTI INTERNATIONAL METALS INC
filed 1999-06-30
CIK 1068717

                                   Form 10-K/A
                               Amendment No. 1 to
                                  Annual Report
                                       on
                                    Form 10-K
                               for the year ended
                                December 31, 1998
                                       of
                         RTI INTERNATIONAL METALS, INC.




         Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 1998, so that, as amended, such Items read as set forth herein.

Item 1.  Business

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Index to Exhibits

Exhibit 23.1  Consent of Independent Accountants
Exhibit 99.1  RMI Titanium Company Employee Savings and Investment Plan
Exhibit 99.2 RMI Titanium Company Bargaining Unit Employee Savings and Investment Plan

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

     One of the sponge contracts, which is with a competing producer of mill products, Oremet-Wah Chang, permits the Company to purchase up to seven million pounds per year at negotiated price levels in 1999, depending on the volume of sponge purchased, and thereafter through 2003 at the Company's option at either market price (but not below the supplier's cost) or the price in effect under the contract plus adjustments for changes in certain of the supplier's costs, such as labor, electricity and raw materials. The other contract, which is with a Japanese supplier, Sumitmo Sitix Corporation, permits the Company to purchase up to four million pounds of sponge per year through 2005, either at market price or the price in effect under the contract plus changes in certain of the suppliers' costs, such as labor, electricity and raw materials. In addition, this contract permits the Company to purchase up to an additional four million pounds of sponge at negotiated prices. These contracts are subject to renegotiation or termination under certain circumstances. Both contracts contain force majeure clauses which the Company has invoked for the duration of the work stoppage at RMI's Niles, Ohio plant. The Company purchases the balance of its sponge requirements pursuant to short-term agreements or at negotiated prices. Prices for the Company's 1999 requirements have already been set under these contracts and other short-term arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales for the year ended December 31, 1998 increased to $337.5 from $318.5 million in 1997, an increase of $19.0 million, or 6%. Sales in the Titanium Group decreased to $229.1 million in 1998 from

$243.9 million in 1997. This decrease is due primarily to reduced titanium mill product shipments in the fourth quarter of 1998 resulting from a work stoppage at RMI's Niles, Ohio plant, partially offset by higher average selling prices on mill products and a shift in product mix toward more value added higher margin flat rolled products such as sheet and plate and away from lower margin commodity products such as billet and bloom. It is impossible to know what RMI's sales and earnings would have been, had it not had a work stoppage. The softening of demand for titanium products from aerospace markets, which began before the strike, continued throughout and would likely have reduced both revenues and profit in any event. Therefore, it is not possible to accurately isolate the cost of the work stoppage alone. After evaluating a number of factors, including its own internal sales forecasts, the declining demand for aerospace products, customer requests for delays, push-outs, order modifications and cancellations, the Company broadly estimates that RMI's fourth quarter sales were adversely impacted in a range of $15 to $25 million as a result of the strike. As a consequence of the lost profits from these revenues, and other costs incidental to the strike, such as-security, transportation costs and supplemental pay for nonstriking personnel, RMI estimates the impact of the strike on net income to be in a range of $1.0 to $2.5 million per month. First quarter 1999 results have also been adversely impacted by the effects of the work stoppage. Mill products shipments for 1998 amounted to 17.0 million pounds compared to 18.8 million pounds in 1997. Average realized selling prices for mill products increased to $15.15 per pound in 1998 compared to $14.23 per pound in 1997. Fabrication and distribution group sales increased to $91.6 million in 1998 from $61.4 in 1997. Fabrication and distribution sales were favorably impacted by the addition of New Century Metals and Weld-Tech during the fourth quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $33.1 million in 1998 compared to $38.4 million in 1997. The change in net cash flows from operating activities for the year ended December 31, 1998, compared to the comparable 1997 period was due primarily to improved results of operations offset by increases in working capital requirements. Working capital amounted to $196.2 million at December 31, 1998, compared to $184.8 million at December 31, 1997. The increase in working capital results primarily from increases in inventory partially offset by a decrease in cash and accounts receivable and an increase in current liabilities. The Company's working capital ratio was 4.3 to 1 at December 31, 1998 compared to 4.9 to 1 at December 31, 1997.

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

     Approximately $5.0 million is budgeted for the completion of the Galt project. Another $9 million has been planned for a new extrusion press and related facilities. The balance is budgeted for improvements and upgrades to existing facilities. The extrusion facilities, as well as the balance of the budget, is contingent upon a number of factors, including market conditions and cash flow. Management is unable to predict the level of capital spending beyond 1999. Capital spending will be dependent on a number of factors including overall market conditions and profitability, the availability of capital resources and the success of new market development activities. If capital investments offering sufficient return are not identified, spending levels will be reduced.

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

Dated: June 30, 1999

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


By                   /s/ TIMOTHY G. RUPERT                               June 30, 1999
  ----------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                     /s/ TIMOTHY G. RUPERT                               June 30, 1999
------------------------------------------------------------
                        T. G. Rupert
           Director and Executive Vice President
               (Principal Executive Officer)

                       /s/ JOHN H. ODLE                                  June 30, 1999
------------------------------------------------------------
                        John H. Odle
           Director and Executive Vice President
               (Principal Executive Officer)

                     /s/ TIMOTHY G. RUPERT                               June 30, 1999
------------------------------------------------------------
                        T. G. Rupert
         Executive Vice President & Chief Financial
    Officer (Principal Financial and Accounting Officer)

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

21        Subsidiaries of the Company, (previously filed).

23.1      Consent of PricewaterhouseCoopers LLP.

24        Powers of Attorney, (previously filed).

27        Financial Data Schedule, (previously filed).

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
99.1      Financial Statements of The RMI Employee Savings and
          Investment Plan for the year ended December 31, 1998.

99.2      Financial Statements of The RMI Bargaining Unit Employee
          Savings and Investment Plan for the year ended December 31, 1998.

---------------

+ Confidential treatment has been requested.