Form 10-Q
period 1999-06-30
RTI INTERNATIONAL METALS INC
filed 1999-08-16
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                  YES X NO  __

     At August 1, 1999, 20,760,758 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements......    2
     Consolidated Statement of Income.......................    3
     Consolidated Balance Sheet.............................    4
     Consolidated Statement of Cash Flows...................    5
     Consolidated Statement of Shareholders' Equity.........    6
     Selected Notes to Consolidated Financial Statements....    7

Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    9
PART II--OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................   17
Signatures..................................................   18

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               INTRODUCTION TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  QUARTER ENDED             SIX MONTHS ENDED
                                                     JUNE 30                     JUNE 30
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
Sales.....................................  $    59,186   $    96,542   $   126,636   $   185,581
Operating costs:
Cost of sales.............................       51,413        72,364       105,525       135,885
Selling, general and administrative
  expenses................................        6,280         3,810        12,299         7,816
Research, technical and product
  development expenses....................        1,046           974         2,074         1,821
                                            -----------   -----------   -----------   -----------
     Total operating costs................       58,739        77,148       119,898       145,522
Operating income..........................          447        19,394         6,738        40,059
Other income-net..........................          344           881           676         1,423
Interest expense..........................         (487)           (3)       (1,170)          (57)
                                            -----------   -----------   -----------   -----------
Income before income taxes................          304        20,272         6,244        41,425
Provision for income taxes (Note 3).......          100       (10,138)        2,298        (4,038)
                                            -----------   -----------   -----------   -----------
Net income................................  $       204   $    30,410   $     3,946   $    45,463
                                            ===========   ===========   ===========   ===========
Net income per common share:
     Basic................................  $      0.01   $      1.48   $      0.19   $      2.22
                                            ===========   ===========   ===========   ===========
     Diluted..............................  $      0.01   $      1.47   $      0.19   $      2.20
                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding:
     Basic................................   20,758,186    20,512,420    20,751,096    20,497,628
                                            ===========   ===========   ===========   ===========
     Diluted..............................   20,908,084    20,645,859    20,834,404    20,645,859
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                JUNE 30      DECEMBER 31
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 16,388       $ 11,075
  Receivables -- less allowance for doubtful accounts of
     $1,174 and $911........................................     52,514         63,077
  Inventories, net (Note 5).................................    170,104        166,835
  Deferred income taxes.....................................      2,259          2,259
  Other current assets......................................     11,437         11,685
                                                               --------       --------
     Total current assets...................................    252,702        254,931
  Property, plant and equipment net.........................     88,375         77,024
  Deferred income taxes.....................................     13,675         13,675
  Goodwill..................................................     37,482         38,144
  Other noncurrent assets...................................     11,795         12,246
                                                               --------       --------
     Total assets...........................................   $404,029       $396,020
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Notes payable.............................................   $     --       $ 16,000
  Accounts payable..........................................     14,806         16,279
  Accrued wages and other employee costs....................     11,462          8,892
  Other accrued liabilities.................................     19,418         17,535
                                                               --------       --------
     Total current liabilities..............................     45,686         58,706
Long-term debt..............................................     36,500         20,080
Accrued postretirement benefit cost.........................     19,020         19,020
Other noncurrent liabilities................................      5,619          5,449
                                                               --------       --------
     Total liabilities......................................    106,825        103,255
                                                               --------       --------
Contingencies (Note 4)
Shareholders' equity:
  Common Stock, $0.01 par value, 50,000,000 shares
     authorized; 20,760,758 and 20,719,758 shares issued and
     20,760,758 and 20,719,758 outstanding..................        207            207
  Additional paid-in capital................................    238,578        238,109
  Deferred compensation.....................................     (1,988)        (2,012)
  Accumulated earnings......................................     60,407         56,461
                                                               --------       --------
Total shareholders' equity..................................    297,204        292,765
                                                               --------       --------
     Total liabilities and shareholders' equity.............   $404,029       $396,020
                                                               ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  3,946    $ 45,463
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................     4,658       2,724
  Deferred taxes............................................        --     (12,452)
  Other-net.................................................       235         200

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.................................................    10,563       4,210
Inventories.................................................    (3,269)    (18,257)
Accounts payable............................................    (1,473)     (3,851)
Other liabilities...........................................     4,623       4,341
Other assets................................................       699        (676)
                                                              --------    --------
       Cash provided by operating activities................    19,982      21,702
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (15,107)    (11,279)
                                                              --------    --------
       Cash used in investing activities....................   (15,107)    (11,279)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................        18         108
  Borrowings under revolving credit agreement...............    16,420          --
  Repayment of notes payable................................   (16,000)         --
  Treasury Common Stock purchased...........................        --         (37)
                                                              --------    --------
  Cash provided by financing activities.....................       438          71
                                                              --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................     5,313      10,494
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    11,075      30,211
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 16,388    $ 40,705
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
     Interest...............................................  $    752    $     20
     Income taxes...........................................  $    766    $  5,000
  Noncash financing activities
     Issuance of Common Stock for Restricted Stock Awards...  $    451    $    919

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                ADDT'L.                   RETAINED
                                           SHARES      COMMON   PAID-IN      DEFERRED     EARNINGS    COMPREHENSIVE
                                         OUTSTANDING   STOCK    CAPITAL    COMPENSATION   (DEFICIT)      INCOME
                                         -----------   ------   --------   ------------   ---------   -------------
Balance at December 31, 1998...........  20,719,758     $207    $238,109     $(2,012)     $ 56,461       $    --
Shares issued for Restricted Stock
  Award Plans..........................      36,250       --         451        (451)           --            --
Compensation expense recognized........          --       --          --         475            --            --
Shares issued from exercise of employee
  stock options........................       4,750       --          18          --            --            --
Net income.............................          --       --          --          --         3,946         3,946
                                                                                                         -------
Comprehensive income...................          --       --          --          --            --         3,946
                                         ----------     ----    --------     -------      --------       =======
Balance at June 30, 1999...............  20,760,758     $207    $238,578     $(1,988)     $ 60,407
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

     In November, 1996, USX Corporation completed a public offering of its notes which are exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock, owned by USX (or for an equivalent amount of cash at USX's option). On March 31, 1999, USX announced that it terminated its ownership interest in the Company. USX irrevocably deposited with Chase Manhattan Trust Company, N.A., all of the 5,483,600 shares of the Company's Common Stock it previously owned. The deposit of the shares is in full satisfaction of USX's 6 3/4% Exchangeable Notes due February 1, 2000 (the "Notes"). Chase is the trustee under the note indenture and will hold the shares in trust for the benefit of the holders of the Notes until the shares are exchanged for the Notes on the maturity date. The Notes are exchangeable for shares of the Company on a variable basis up to one share per Note depending on the market price of the Company's shares at maturity. The maximum number of RTI shares deliverable upon maturity is 5,483,600 and the minimum is 4,645,706.

     The 5,483,600 shares of common stock previously owned by USX represents approximately 27% of the issued and outstanding shares of the Company. The Company does not believe that any of the Note holders will exercise control over the Company as a result of the transaction.

NOTE 3--INCOME TAXES

     In the six months ended June 30, 1999 the Company recorded an income tax expense of $2.3 million, or approximately 37% of pre-tax income. The effective tax rate for the six month period ended June 30, 1998 was less than the statutory rate of 35% because of a nonrecurring $16.1 million adjustment to reduce the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets. Exclusive of this adjustment, the effective tax rate for the six months ended June 30, 1998 was approximately 29%.

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

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Fields Brook Superfund Site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what RTI believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

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

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. These studies are nearly complete. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of such compliance. Actual cleanup will not commence prior to 2000. The Company's share of the study and clean-up costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. On July 7, 1999, a consent decree among the PRP's, the United States and the State of Ohio, was entered in United States District Court, which formalized the Company's share of the Fields Brook Phase 2 costs at the previously agreed to cost allocation percentage. The consent decree also settles the Natural Resource Damage Claims, the EPA's past cost demands and also requires the United States, as a PRP, to pay a share of future costs.

     At June 30, 1999, the amount accrued for future environmental-related costs was $3.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 5--INVENTORIES:

                                                      (DOLLARS IN THOUSANDS)
                                                -----------------------------------
                                                JUNE 30, 1999
                                                 (UNAUDITED)      DECEMBER 31, 1998
                                                --------------    -----------------
Raw material and supplies.....................     $ 65,352           $ 73,820
Work-in-process and finished goods............      122,577            111,103
Adjustments to LIFO values....................      (17,825)           (18,088)
                                                   --------           --------
                                                   $170,104           $166,835
                                                   ========           ========

NOTE 6--SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the quarterly and six month periods ended June 30, 1999 and 1998 is as follows:

                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                          JUNE 30                JUNE 30
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------   --------    --------   --------
BUSINESS SEGMENT NET SALE:
Titanium
  Trade............................................  $32,162   $ 64,651    $ 64,401   $132,529
  Intersegment.....................................    4,012      5,278      18,142     10,772
                                                     -------   --------    --------   --------
                                                      36,174     69,929      82,543    143,301
Fabrication and Distribution
  Trade............................................  $22,929   $ 28,661    $ 53,169   $ 46,808
  Intersegment.....................................       --         --          --         --
                                                     -------   --------    --------   --------
                                                      22,929     28,661      53,169     46,808
                                                     -------   --------    --------   --------
Other operations...................................    4,095      3,230       9,066      6,244
Adjustments and eliminations.......................   (4,012)    (5,278)    (18,142)   (10,772)
                                                     -------   --------    --------   --------
     Total net sales...............................  $59,186   $ 96,542    $126,636   $185,581
                                                     =======   ========    ========   ========
SEGMENT OPERATING INCOME:
  Titanium.........................................  $   944   $ 16,352    $  5,685   $ 35,179
  Fabrication and distribution.....................     (815)     2,977          58      4,541
  Other operations.................................      318         65         995        339
                                                     -------   --------    --------   --------
     Total operating income........................      447     19,394       6,738     40,059
RECONCILIATION OF SEGMENT OPERATING INCOME TO
  REPORTED INCOME BEFORE INCOME TAXES:
  Other income-net.................................      344        881         676      1,423
  Interest expense.................................      487          3       1,170         57
     Reported income before income taxes...........  $   304   $ 20,272    $  6,244   $ 41,425
                                                     =======   ========    ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, including proposed congressional spending cuts for the F-22 program; long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the availability of capital on acceptable terms, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the long-term impact of a recently concluded work stoppage, including the implementation of new work rules; the impact of Year 2000 compliance, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES

     Net sales decreased to $59.2 million for the three months ended June 30, 1999 compared to net sales of $96.5 million in the corresponding 1998 period. Sales for the Company's Titanium Group amounted to $36.2 million in the three months ended June 30, 1999 compared to $69.9 million in the same period of 1998. This sales decrease is due primarily to reduced shipments of titanium mill products resulting from reduced aerospace demand, and the impact of a six month strike at the Company's Niles, Ohio facility, partially offset by increased average selling prices. Shipments of titanium mill products were 2.1 million pounds in the second quarter of 1999 compared to 4.9 million pounds for the same period in 1998. The decrease in mill product shipments reflects the impact of a six month strike at the Company's largest production facility which ended April 19, 1999, together with a general softening in demand for products used in aerospace applications. Because of the need to perform needed maintenance on the plant facility following the strike, and training and requalification of returning workers, significant production levels were not attained until early May. Average selling prices on mill products in the second quarter of 1999 increased to $16.18 per pound from $14.57 per pound in the second quarter of 1998. The increase in average selling prices for mill products results primarily from a shift in product mix toward higher value-added flat-rolled products when compared to 1998. Sales for the Company's Fabrication and Distribution Group amounted to $22.9 million in the three months ended June 30, 1999 compared to $28.7 million in the same period of 1998. The primary reasons for this decrease are reduced sales from oil and gas markets as well as reduced sales from fabricated aerospace products, partially offset by the addition of $10.1 million of net sales from the Company's newly acquired subsidiaries, New Century Metals, Inc. ("NCM" and Weld-Tech Engineering, L.P. ("Weld-Tech"). Both companies were acquired during the fourth quarter of 1998.

GROSS PROFIT

     Gross profit amounted to $7.8 million, or 13.1% of sales for the quarter ended June 30, 1999 compared to a gross profit of $24.2 million or 25.0% for the comparable 1998 period. The primary reason for this decrease is the impact of reduced titanium mill product shipments resulting from the work stoppage at the Company's Niles, Ohio plant referred to above, and the general softening in demand for mill products used in aerospace applications, as well as reduced profits from oil and gas activities and reduced activity in the Group's hot-formed part and cut-to-size programs, partially offset by gross profit contributed by NCM and Weld-Tech.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $6.3 million for the quarter ended June 30, 1999 compared to $3.8 million for the same quarter in 1998. This increase results primarily from the inclusion of $2.6 million of SG&A costs from the Company's recently acquired subsidiaries NCM and Weld-Tech. Research, technical and product development expenses amounted to $1.0 million in each of the quarters ended June 30, 1999 and 1998.

OPERATING INCOME

     Operating income for the three months ended June 30, 1999 amounted to $0.4 million, compared to $19.4 million in the same period of 1998. Operating income in the Titanium Group decreased to $0.9 million in 1999 compared to $16.4 million in 1998. This decrease resulted primarily from reduced profit margins on mill products. The reduction in mill product profit margins resulted primarily from lower shipping levels and the incursion of higher operating expenses in advance of increased production levels. Operating income in the Fabrication and Distribution Group amounted to a loss of $0.8 million for the second quarter of 1999 compared to a profit of $3.0 million in 1998. This decrease results primarily from losses generated from oil and gas activities which were adversely impacted by low oil and gas prices, and the Company's cut-to-size programs and distribution businesses, which were affected by reduced aerospace demand.

INCOME TAXES

     In the second quarter of 1999, the Company recorded an income tax provision of $0.1 million compared to a tax credit of $10.1 million recorded in the second quarter of 1998. The second quarter of 1998 was favorably impacted by a $16.1 million nonrecurring deferred tax benefit resulting from an adjustment to the Company's deferred tax valuation allowance. The effective tax rate for the second quarter of 1999 was approximately 37%. Exclusive of the nonrecurring deferred adjustments, the effective tax rate for the second quarter of 1998 was approximately 29%. The difference between the statutory tax rate of 35% and the effective tax rate for the second quarter of 1998 was primarily due to adjustments to the deferred tax asset valuation allowance as it related to expected 1998 full year results.

OTHER INCOME

     Other income for the second quarter of 1999 amounted to $0.3 million compared to $0.9 million for the same period in 1998. This decrease resulted primarily from reduced investment income on short-term securities.

NET INCOME

     Net income for the quarter ended June 30, 1999 amounted to $0.2 million compared to $30.4 million in the comparable 1998 period. The decrease in net income is due primarily to reduced profits in both the Company's Titanium and Fabrication and Distribution Groups when compared to the same period in 1998. Second quarter 1998 results were favorably impacted by a $16.1 million nonrecurring deferred tax benefit when compared to the second quarter of 1999. The Titanium Group's results were adversely impacted by reduced aerospace demand and the effects of the work stoppage. The Fabrication and Distribution Group's results were also impacted by the reduced overall demand for titanium products used in aerospace applications as well as soft demand for tubular goods and fabricated products used in oil and gas applications, where lower oil and gas prices reduced exploration activities.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET SALES

     Net sales amounted to $126.6 million for the six months ended June 30, 1999 compared to net sales of $185.6 million in the corresponding 1998 period. This decrease results primarily from reduced sales of titanium mill products partially offset by increased net revenues from fabricated products. Sales for the Company's Titanium Group amounted to $82.5 million in the six months ended June 30, 1999 compared to $143.3 million in the same period of 1998. This sales decrease is due primarily to reduced shipments of titanium mill products resulting from reduced aerospace demand, and the impact of a six month strike at the Company's Niles, Ohio facility, partially offset by increased average selling prices. Shipments of titanium mill products were 4.3 million pounds in the first six months of 1999 compared to 9.8 million pounds for the same period in 1998. The decrease in mill product shipments reflects the impact of a six month strike at the Company's largest production facility which ended April 12, 1999, together with a general softening in demand for products used in aerospace applications. Because of the need to perform needed maintenance on the plant facility following the strike, and training and requalification of returning workers, significant production levels were not attained until early May. Average selling prices on mill products in the first six months of 1999 increased to $16.92 per pound from $14.82 per pound in the first half of 1998. The increase in average selling prices for mill products results primarily from a shift in product mix toward higher value-added flat-rolled products when compared to 1998. Sales for the Company's Fabrication and Distribution Group amounted to $53.2 million in the six months ended June 30, 1999 compared to $46.8 million in the same period of 1998. The primary reason for this increase is the addition of $21.8 million of net sales from the Company's recently acquired subsidiaries, NCM, and Weld-Tech, partially offset by reduced sales from oil and gas markets as well as reduced sales from fabricated aerospace products. Both NCM and Weld-Tech were acquired during the fourth quarter of 1998.

GROSS PROFIT

     Gross profit amounted to $21.1 million, or 16.7% of sales for the six months ended June 30, 1999 compared to a gross profit of $49.7 million or 26.8%for the comparable 1998 period. The primary reason for this decrease is the impact of reduced titanium mill product shipments resulting from the work stoppage at the Company's Niles, Ohio plant referred to above, the incursion of higher operating expenses in advance of a return to normal production levels following the strike and a reduction of mill product shipments as a result of decreased aerospace demand, partially offset by profits contributed by the Fabrication and Distribution Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $12.3 million for the six months ended June 30, 1999 compared to $7.8 million for the same period in 1998. This increase results primarily from the inclusion of $4.9 million of SG&A costs from the Company's recently acquired subsidiaries, NCM and Weld-Tech. Research, technical and product development expenses amounted to $2.1 million in the six months ended June 30, 1999 compared to $1.8 million in the same period of 1998.

OPERATING INCOME

     Operating income for the six months ended June 30, 1999 amounted to $6.7 million, compared to $40.1 million in the same period of 1998. Operating income in the Titanium Group decreased to $5.7 million in the first six months of 1999 compared to $35.2 million in 1998. This decrease results primarily from reduced profit margins on mill products. The reduction in mill product profit margins results primarily from lower shipping levels as a result of decreased aerospace demand and the work stoppage partially offset by a shift in product mix to higher margin value-added flat roll products. Operating income in the Fabrication and Distribution Group amounted to $0.1 million for the second half of 1999 compared to a profit of $4.5 million in 1998. This decrease results primarily from losses generated from oil and gas activities, the Company's cut-to-size programs and distribution businesses.

INCOME TAXES

     In the first six months of 1999, the Company recorded an income tax provision of $2.3 million compared to a tax credit of $4.0 million recorded in the first half of 1998. The 1998 period benefited from a $16.1 million nonrecurring adjustment to the Company's deferred tax valuation allowance. The effective tax rate for the first six months of 1999 was approximately 37%. Exclusive of the nonrecurring adjustments, the effective tax rate for the first six months of 1998 was approximately 29%. The difference between the statutory tax rate of 35% and the effective tax rate for the second quarter of 1998 was primarily due to adjustments to the deferred tax asset valuation allowance as it related to expected 1998 full year results.

OTHER INCOME

     Other income in the six months ended June 30, 1999 amounted to $0.7 million compared to $1.4 million for the same period in 1998. This decrease resulted primarily from reduced investment income on short-term securities.

INTEREST EXPENSE

     Interest expense for the first six months of 1999 amounted to $1.2 million compared to $0.1 million in the first six months of 1998. This increase is due to increased levels of debt outstanding.

NET INCOME

     Net income for the six months ended June 30, 1999 amounted to $3.9 million compared to $45.5 million in the comparable 1998 period. The decrease in net income is due primarily to reduced profits in both the Company's Titanium and Fabrication and Distribution groups when compared to the same period in 1998.

1998 results were favorably impacted by a $16.1 million nonrecurring tax credit when compared to the first six months of 1999. The Titanium Group's results were adversely impacted by reduced aerospace demand and the effects of the work stoppage. The Fabrication and Distribution Group's results were also impacted by the reduced overall demand for hot formed, cut-to-size and fabricated titanium products used in aerospace applications as well as soft demand, resulting from reduced exploration activity, for tubular goods and fabricated products used in oil and gas applications.

OUTLOOK

     Beginning in 1995, and continuing into early 1998, the U.S. titanium industry experienced a significant increase in demand and pricing for titanium mill products. This increase in demand resulted primarily from an unprecedented increase in demand from the commercial aerospace markets. During the 1995-1997 period, most commercial airlines reported stronger operating profits. In order to meet increasing passenger load demands and the need to replace older, less efficient aircraft, commercial airlines placed orders for new and replacement aircraft at near record levels, and the leading manufacturers of commercial aircraft announced increased build and delivery rates for certain aircraft. Because of the Asian financial crisis, production delays and difficulties at its manufacturing facilities and uncertain global economic conditions which may affect the demand for commercial aircraft, beginning in mid 1998, Boeing Commercial Airplane Group made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 1999-2000 time frame. Other aerospace contractors announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, created a need to adjust inventory requirements downward from peak levels. The extent or duration of this inventory adjustment period, and the amount of excess inventory in the procurement pipeline is unknown, but the inventory correction is expected to last throughout 1999. RMI has experienced some order cancellations and rescheduling of orders. Volume and pricing of incoming orders has shown some softening particularly in the forging products such as ingot and bloom. Demand and pricing for the Company's core value-added products, alloy sheet and plate, while softening somewhat, remain relatively strong. The slowing in the growth of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. Based on currently available information, the Company anticipates that the U.S. titanium industry's total shipments will decrease in 1999 from 1998 levels, although the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     On February 2, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI will supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, can be extended for an additional five years. Under the accord, Boeing will receive firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. Should volumes drop below the minimum contractual commitment, the contract contains provisions for financial compensation. Boeing has recently notified the Company that it is unlikely Boeing will meet its 1999 minimum purchase commitment volumes.

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

     RMI has also been designated the sole supplier of titanium mill products for the Air Force F-22 fighter being built by Lockheed Martin and Boeing. The new contract, which begins this year, will continue through the life of the program with approximately 339 aircraft forecast to be produced by the year 2012. The sales value of this contract could potentially total $340 million. The number of aircraft ultimately produced and the amount of titanium supplied by RMI is contingent upon funding provided for the F-22 program in the military budget. Program funding for the F-22 is currently undergoing congressional debate in Washington. The Company is unable to predict the amount or duration of funding for the program.

     RMI has also been selected by military aircraft producers Boeing and Northrop as the principal supplier of titanium alloy plate and alloy sheet including just-in-time, cut-to-size products, for the C-17 Transport, F-15 Eagle and the F/A-18 Hornet programs. The Hornet program includes the new E/F version which utilizes considerably more titanium than earlier C/D models. The agreement began with May 1999 requirements and runs through April 2001.

     RMI has been named by B.F. Goodrich Aerospace Aerostructures Group, which designs and manufactures engine nacelle systems for large commercial and military aerospace applications, as its principal supplier of alloy sheet. RMI also secured contracts with Contrucciones Aeronauticas S.A. (CASA) of Spain and Daimler-Benz Aerospace AG of Germany for their alloy plate and sheet requirements in connection with the Airbus and Eurofighter programs. All three contracts, totaling more than $60 million, began in 1999 and extend for a minimum of three years.

     Negotiations covering RMI's 1999 titanium sponge requirements and pricing levels have been completed. In 1998 RMI purchased significant quantities of titanium sponge at opportunistic prices. During the work stoppage referred to below, RMI consumed very little sponge, electing instead to purchase ingot from outside suppliers. As a result, the Company has significant quantities of sponge on hand, and estimates that its 1999 sponge purchases will be significantly reduced from 1998 levels. Additionally, because of reduced demand and an abundant worldwide supply of titanium sponge, RMI expects lower sponge prices for 1999. Due to the softening of demand for titanium mill products resulting from reduced commercial aircraft build rates, overall demand for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements has decreased. Because of increased supplies of titanium scrap, prices for scrap have eased. Prices for the Company's alloying agents are closely tied to overall demand. RMI believes that it has an adequate supply of raw materials available from a number of different suppliers.

     As a result of softening demand, the Company's total order backlog as of June 30, 1999 was approximately $226 million, compared to $303 million at December 31, 1998.

     After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the production and maintenance workers' clerical and technical employees at its Niles, Ohio plant, a work stoppage, commenced October 1, 1998. On April 9, 1999 a tentative agreement was reached on the terms of a new four and one-half year contract. On April 12 the agreement was ratified ending the over six and one-half month strike. The Niles plant is the Company's largest production facility. During the work stoppage, operations at the plant were conducted by management and salaried personnel at a rate of approximately 40-50% of normal production level. Second quarter 1999 results were adversely impacted by the effects of the work stoppage. It is impossible to accurately know what RMI's sales and earnings would have been in both the three and six month periods ended June 30, 1999, had the work stoppage not occurred. However, RMI estimates, after giving consideration to market driven reductions, that its shipments of titanium mill products were reduced as a result of the strike by approximately 25% in the first half of 1999. Because of the time required to complete an orderly recall of production and maintenance workers, a resumption to normal plant operating levels was not completed until early May. The softening in both demand and pricing for titanium mill products destined for the aerospace markets began before the strike commenced, and is continuing. Therefore, the Company cannot accurately isolate the cost of the strike, including lost production and shipments, from the overall softening aerospace demand.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $20.0 million in the first six months of 1999 compared to $21.7 million in the first six months of 1998. The change in net cash flows from operating activities in the first six months of 1999, compared to the comparable 1998 period was due primarily to reduced results of operations partially offset by a reduction in working capital funding requirements. The Company's working capital ratio was 5.5 to 1 at June 30, 1999.

     During the first six months of 1999 and the comparable 1998 period, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities.

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

CREDIT AGREEMENT

     Concurrent with the September 1998 reorganization, RTI entered into a credit facility, dated September 30, 1998 to replace RMI's existing credit facilities. The unsecured Credit Facility provides for $125 million five-year and $25 million one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. At June 30, 1999 $36.5 million was outstanding under the facility. Under the terms of the Credit Facility, the Company, at its option will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 0.5% to 1.5%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization.

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

     At June 30, 1999, the amount accrued for future environment-related costs were $3.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures in the first six months of 1999 and 1998 amounted to $15.1 and $11.3 million, respectively. The Company has anticipated capital spending of approximately $25 million in 1999, including amounts for the Enterprise Resource Planning ("ERP") software project referred to below, and the completion of the Galt Alloys expansion, which together are expected to total approximately $7.0 million in the second half of the year. However, based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and or timing of capital spending could be affected.

     After completing an evaluation of future information technology needs and growth, together with expanding requirements for additional decision making tools, the Company decided to install an Enterprise Resource Planning software system. Initially, the ERP will be installed at the Company's largest domestic operations, and then eventually at all domestic and foreign operations. The Company has purchased and begun installing the ERP system. A pilot program is up and successfully running at one of the Company's distribution facilities. Financial applications such as payroll and general ledger have been installed and are running. Other applications covering operations and manufacturing functions are currently being developed and should be implemented periodically throughout 1999.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established standards of accounting and reporting of derivative financial instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". As a result, SFAS No. 133 is required to be adopted by the Company in 2001. Management has not yet evaluated the impact this standard will have on reported results of operations or financial position.

YEAR 2000 COMPLIANCE

     This is a "Year 2000 readiness disclosure" as that term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998.

     Beginning in January of 1996, the Company began to aggressively manage its computer software and hardware to insure that the Year 2000 date change will not adversely impact is business. The Company has and will continue to make certain investments in its application software to ensure the Company is Year 2000 compliant. In addition, the Company is monitoring the compliance efforts of entities with which it interacts. The Company began modification of its internally developed proprietary software in 1996 and currently estimates that substantially all of this software has been modified and tested to make it Year 2000 compliant. In any event, many of the Company's internally generated software programs are considered noncritical applications which can, if necessary, be performed manually. Noninformation technology systems such as process control devices and other automated equipment which may contain imbedded chips that could be affected by the Year 2000 problem have been identified. Modifications to these devices are underway, and the Company estimates that necessary modifications will be completed during the third quarter of 1999. The Company has also contacted its key vendors, suppliers and service providers to monitor their compliance efforts. A follow-up has started with those third parties not responding to the Company's original request. To the extent necessary, the Company has begun identifying alternative suppliers. A survey of the Company's customers to assess their Year 2000 readiness is underway. The Company estimates its costs to inventory, assess, modify and test both its information and noninformation technology requirements will be less than $1.0 million. These costs do not include the ERP software.

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

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

       3.1   Amended and Restated Articles of Incorporation of the
             Company, effective April 29, 199 , incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1999.
       3.2   Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
             Statement on Form S-4 No. 333-61935.
       27    Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RTI INTERNATIONAL METALS, INC.

                                          --------------------------------------
                                                       (Registrant)
Date: August 16, 1999

                                          By:       /s/ L. W. JACOBS

                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer