Form 10-Q
period 1999-09-30
RTI INTERNATIONAL METALS INC
filed 1999-11-15
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

                                 YES X   NO  __

     At November 1, 1999, 20,847,758 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements......    2
     Consolidated Statement of Income.......................    3
     Consolidated Balance Sheet.............................    4
     Consolidated Statement of Cash Flows...................    5
     Consolidated Statement of Changes in Shareholders'
      Equity................................................    6
     Selected Notes to Consolidated Financial Statements....    7

Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    9

PART II--OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   17
Item 5. Other Information...................................   17

Item 6. Exhibits and Reports on Form 8-K....................   17

Signatures..................................................   18

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

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                   QUARTER ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30               SEPTEMBER 30
                                              -----------------------    -----------------------
                                                 1999         1998          1999         1998
                                              ----------   ----------    ----------   ----------
Sales.......................................  $   51,383   $   81,027    $  178,019   $  266,608
Operating costs:
Cost of sales...............................      47,884       55,779       153,409      191,664
Selling, general and administrative
  expenses..................................       5,781        4,130        18,080       11,946
Research, technical and product development
  expenses..................................       1,071        1,099         3,145        2,920
                                              ----------   ----------    ----------   ----------
     Total operating costs..................      54,736       61,008       174,634      206,530
Operating income............................      (3,353)      20,019         3,385       60,078
Other income--net...........................         136          808           812        2,231
Interest expense............................        (694)          --        (1,864)         (57)
                                              ----------   ----------    ----------   ----------
Income (loss) before income taxes...........      (3,911)      20,827         2,333       62,252
Provision for (benefit from) income taxes
  (Note 3)..................................      (1,428)       5,124           870        1,086
                                              ----------   ----------    ----------   ----------
Net income (loss)...........................  $   (2,483)  $   15,703    $    1,463   $   61,166
                                              ==========   ==========    ==========   ==========
Net income (loss) per common share:
     Basic..................................  $     (.12)  $     0.76    $      .07   $     2.98
                                              ==========   ==========    ==========   ==========
     Diluted................................        (.12)  $     0.76    $      .07   $     2.97
                                              ==========   ==========    ==========   ==========
Weighted average shares outstanding:
     Basic..................................  20,761,932   20,527,397    20,754,748   20,507,660
                                              ==========   ==========    ==========   ==========
     Diluted................................  20,761,932   20,647,677    20,858,470   20,627,924
                                              ==========   ==========    ==========   ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31
                                                                  1999            1998
                                                              -------------    -----------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,061        $ 11,075
  Receivables -- less allowance for doubtful accounts of
     $1,449 and $911........................................      42,297          63,077
  Inventories, net (Note 5).................................     178,604         166,835
  Deferred income taxes.....................................       2,259           2,259
  Other current assets......................................      11,552          11,685
                                                                --------        --------
     Total current assets...................................     235,773         254,931
  Property, plant and equipment net.........................      93,445          77,024
  Deferred income taxes.....................................      13,675          13,675
  Goodwill..................................................      37,092          38,144
  Other noncurrent assets...................................      11,404          12,246
                                                                --------        --------
     Total assets...........................................    $391,389        $396,020
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $     --        $ 16,000
  Accounts payable..........................................      14,426          16,279
  Accrued wages and other employee costs....................      11,568           8,892
  Other accrued liabilities.................................      16,071          17,535
                                                                --------        --------
     Total current liabilities..............................      42,065          58,706
Long-term debt..............................................      29,650          20,080
Accrued postretirement benefit cost.........................      19,020          19,020
Other noncurrent liabilities................................       5,568           5,449
                                                                --------        --------
     Total liabilities......................................      96,303         103,255
                                                                --------        --------
Commitments and Contingencies (Note 4)
Shareholders' equity:
  Common Stock, $0.01 par value, 50,000,000 and 30,000,000
     shares authorized; 20,843,258 and 20,719,758 shares
     issued and 20,843,258 and 20,719,758 outstanding.......         208             207
  Additional paid-in capital................................     239,388         238,109
  Deferred compensation.....................................      (2,434)         (2,012)
  Accumulated earnings......................................      57,924          56,461
                                                                --------        --------
Total shareholders' equity..................................     295,086         292,765
                                                                --------        --------
     Total liabilities and shareholders' equity.............    $391,389        $396,020
                                                                ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  1,463    $ 61,166
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................     6,892       3,809
  Deferred taxes............................................        --     (12,452)
  Other-net.................................................       839         349
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.................................................    20,780        (181)
Inventories.................................................   (11,769)    (34,644)
Accounts payable............................................    (1,853)     (5,677)
Other liabilities...........................................     1,331       9,870
Other assets................................................       844      (5,715)
                                                              --------    --------
       Cash provided by operating activities................    18,527      16,525
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (22,130)    (22,888)
                                                              --------    --------
       Cash used in investing activities....................   (22,130)    (22,888)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................        19         236
  Borrowings under revolving credit agreement...............     9,570          --
  Repayment of notes payable................................   (16,000)         --
  Treasury Common Stock purchased...........................        --         (37)
                                                              --------    --------
  Cash provided by (used in) financing activities...........    (6,411)        199
                                                              --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................   (10,014)     (6,164)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    11,075      30,211
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  1,061    $ 24,047
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
     Interest...............................................  $  1,849    $     20
     Income taxes...........................................  $    518    $  7,500
  Noncash financing activities
     Issuance of Common Stock for Restricted Stock Awards...  $  1,261    $    919

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       ADDT'L.
                                  SHARES      COMMON   PAID-IN      DEFERRED     RETAINED   COMPREHENSIVE
                                OUTSTANDING   STOCK    CAPITAL    COMPENSATION   EARNINGS      INCOME
                                -----------   ------   --------   ------------   --------   -------------
Balance at December 31,
1998..........................  20,719,758     $207    $238,109     $(2,012)     $ 56,461      $
Shares issued for Restricted
  Stock Award Plans...........     118,250        1       1,260      (1,261)           --
Compensation expense
  recognized..................          --       --          --         839            --
Shares issued from exercise of
  employee stock options......       5,250       --          19          --            --
Net income....................          --       --          --          --         1,463        1,463
                                                                                               -------
Comprehensive income..........                                                                 $ 1,463
                                ----------     ----    --------     -------      --------      =======
Balance at September 30,
  1999........................  20,843,258     $208    $239,388     $(2,434)     $ 57,924
                                ==========     ====    ========     =======      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--GENERAL

     The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated.

NOTE 2--ORGANIZATION

     On September 30, 1998, the shareholders of RMI Titanium Company ("RMI") approved the formation of an Ohio holding company named RTI International Metals, Inc. Under the terms of a restructuring agreement, RTI exchanged its shares of common stock on a one-for-one basis for all of the outstanding common stock of RMI Titanium Company, which immediately became a wholly owned subsidiary of RTI. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998.

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

NOTE 3--INCOME TAXES

     In the nine months ended September 30, 1999 the Company recorded an income tax expense of $0.9 million, or approximately 37% of pre-tax income. The effective tax rate for the nine month period ended September 30, 1998 was less than the statutory rate of 35% because of a nonrecurring $16.1 million adjustment to reduce the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets. Exclusive of this adjustment, the effective tax rate for the nine months ended September 30, 1998 was approximately 28%.

NOTE 4--COMMITMENTS AND CONTINGENCIES

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

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. These studies are nearly complete. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of such compliance. Actual cleanup will not commence prior to 2000. The Company's share of the study and clean-up costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. On July 7, 1999, a consent decree among the PRPs, the United States and the State of Ohio, was entered in United States District Court, which formalized the Company's share of the Fields Brook Phase 2 costs at the previously agreed to cost allocation percentage. The consent decree also settles the Natural Resource Damage Claims, the EPA's past cost demands and also requires the United States, as a PRP, to pay a share of future costs.

     At September 30, 1999, the amount accrued for future environmental-related costs was $2.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.5 million to $6.3 million, in the aggregate. The July 7, 1999 consent decree formalized the estimated cost of remediation for the Fields Brook site. As a result, the Company, in connection with its quarterly evaluation of its accrual for future environmental-related costs, has reduced its accrual to $2.8 million from $3.5 million as of June 30, 1999. This adjustment has been reflected in cost of sales. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 5--INVENTORIES:

                                                     (DOLLARS IN THOUSANDS)
                                             ---------------------------------------
                                             SEPTEMBER 30, 1999
                                                (UNAUDITED)        DECEMBER 31, 1998
                                             ------------------    -----------------
Raw material and supplies..................       $ 67,908             $ 73,820
Work-in-process and finished goods.........        128,521              111,103
Adjustments to LIFO values.................        (17,825)             (18,088)
                                                  --------             --------
                                                  $178,604             $166,835
                                                  ========             ========

NOTE 6--SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the quarterly and nine month periods ended September 30, 1999 and 1998 is as follows:

                                                QUARTER ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30          SEPTEMBER 30
                                              ------------------    -------------------
                                                1999      1998        1999       1998
                                              --------   -------    --------   --------
BUSINESS SEGMENT NET SALES:
Titanium
  Trade.....................................  $ 26,611   $57,242    $ 91,012   $189,771
  Intersegment..............................    10,209     5,171      28,351     15,943
                                              --------   -------    --------   --------
                                                36,820    62,413     119,363    205,714
Fabrication and Distribution
  Trade.....................................    20,134    17,967      73,303     64,775
  Intersegment..............................     1,004        --       1,004         --
                                              --------   -------    --------   --------
                                                21,138    17,967      74,307     64,775
Other operations............................     4,638     5,818      13,704     12,062
Adjustments and eliminations................   (11,213)   (5,171)    (29,355)   (15,943)
                                              --------   -------    --------   --------
     Total net sales........................  $ 51,383   $81,027    $178,019   $266,608
                                              ========   =======    ========   ========
SEGMENT OPERATING INCOME (LOSS):
  Titanium..................................  $   (838)  $18,238    $  4,847   $ 53,417
  Fabrication and distribution..............    (2,782)    1,654      (2,724)     6,195
  Other operations..........................       267       127       1,262        466
                                              --------   -------    --------   --------
     Total operating income (loss)..........    (3,353)   20,019       3,385     60,078
RECONCILIATION OF SEGMENT OPERATING INCOME
  TO REPORTED INCOME (LOSS) BEFORE INCOME
  TAXES:
  Other income--net.........................       136       751         812      2,174
  Interest expense..........................       694       (57)      1,864          0
                                              --------   -------    --------   --------
     Reported income (loss) before income
       taxes................................  $ (3,911)  $20,827    $  2,333   $ 62,252
                                              ========   =======    ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, the impact of industry-wide adjustments to inventory, uncertain defense spending, long-term supply agreements, the performance of customers under long-term contracts, the ultimate determination of pending trade petitions, global economic conditions, the availability of capital on acceptable terms, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the long-term impact of a recently concluded work stoppage, including the implementation of new work rules; the impact of Year 2000 compliance, the ability to efficiently integrate into the manufacturing process enterprise resource planning software application, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

     Net sales decreased to $51.4 million for the three months ended September 30, 1999 compared to net sales of $81.0 million in the corresponding 1998 period. Sales for the Company's Titanium Group amounted to $36.8 million in the three months ended September 30, 1999 compared to $62.4 million in the same period of 1998. This sales decrease is due primarily to reduced shipments of titanium mill products resulting from reduced aerospace demand, and three and a half weeks of downtime on the four high rolling mill at the Company's Niles, Ohio facility in July. Two weeks of the downtime were for scheduled maintenance; the remaining week and a half were due to equipment failure. Shipments of titanium mill products were 2.1 million pounds in the third quarter of 1999 compared to 4.5 million pounds for the same period in 1998. The decrease in mill product shipments reflects a general softening in demand for products used in aerospace applications as well as the downtime on the rolling mill. Average selling prices on mill products in the third quarter of 1999 decreased marginally to $14.67 per pound from $14.76 per pound in the third quarter of 1998. Sales for the Company's Fabrication and Distribution Group amounted to $21.1 million in the three months ended September 30, 1999 compared to $18.0 million in the same period of 1998. The primary reason for this increase is the addition of $8.5 million of net sales from the Company's newly acquired subsidiaries, New Century Metals, Inc. ("NCM") and Weld-Tech Engineering, L.P. ("Weld-Tech") offset by reduced sales from fabricated aerospace and oil and gas products. Both companies were acquired during the fourth quarter of 1998.

GROSS PROFIT

     Gross profit amounted to $3.5 million, or 6.8% of sales for the quarter ended September 30, 1999 compared to a gross profit of $25.2 million or 31.2% for the comparable 1998 period. The primary reason for this decrease is the impact of reduced titanium mill product shipments resulting from the general softening in demand for mill products used in aerospace applications, reduced profits from oil and gas activities reflecting $1.9 million in aggregate charges related to new market development, the downtime on the rolling mill in July, and reduced activity in hot-formed part and cut-to-size programs, partially offset by NCM and Weld-Tech gross profits.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $5.8 million for the quarter ended September 30, 1999 compared to $4.1 million for the same quarter in 1998. This increase results primarily from the inclusion of $1.5 million of SG&A costs from NCM and Weld-Tech. Research, technical and product development expenses amounted to $1.1 million in each of the quarters ended September 30, 1999 and 1998.

OPERATING INCOME

     Operating loss for the three months ended September 30, 1999 amounted to $3.4 million, compared to a $20.0 million profit in the same period of 1998. The Titanium Group reported an operating loss of $0.8 million in 1999 compared to an $18.2 million profit in 1998. This decrease resulted primarily from reduced profit margins on mill products. The reduction in mill product profit margins resulted primarily from lower shipping levels as a result of the general softening in demand for mill products used in aerospace as well as the three and a half weeks of downtime on the Company's four high rolling mill. Operating income in the Fabrication and Distribution Group amounted to a loss of $2.8 million for the third quarter of 1999 compared to a profit of $1.7 million in 1998. This decrease results primarily from losses generated from oil and gas activities which reflect $1.9 million in aggregate charges related to new market development, and the cut-to-size programs and distribution businesses, which were affected by reduced aerospace demand.

INCOME TAXES

     In the third quarter of 1999, the Company recorded an income tax benefit of $1.4 million compared to a tax provision of $5.1 million recorded in the third quarter of 1998. The effective tax rate for the third quarter of 1999 was approximately 37%. The effective tax rate for the third quarter of 1998 was approximately 25%. The difference between the statutory tax rate of 35% and the effective tax rate for the third quarter of 1998 was primarily due to adjustments to the deferred tax asset valuation allowance as it related to expected 1998 full year results.

OTHER INCOME

     Other income for the third quarter of 1999 amounted to $0.1 million compared to $0.8 million for the same period in 1998. This decrease resulted primarily from reduced investment income on short-term securities.

INTEREST EXPENSE

     Interest expense for the third quarter 1999 amounted to $0.7 million compared to no interest expense in the same period of 1998. This increase is due to increased levels of debt outstanding.

NET INCOME

     Net loss for the quarter ended September 30, 1999 amounted to $2.5 million compared to net income of $15.7 million in the comparable 1998 period. The decrease in net income is due primarily to reduced profits in both the Company's Titanium and Fabrication and Distribution Groups when compared to the same period in 1998. The Titanium Group's results were adversely impacted by reduced aerospace demand and the downtime on the four high rolling mill in July. The Fabrication and Distribution Group's results were also impacted by the reduced overall demand for titanium products used in aerospace applications, $1.3 million in after tax charges related to new market development, as well as soft demand for tubular goods and fabricated products used in oil and gas applications.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

     Net sales amounted to $178.0 million for the nine months ended September 30, 1999 compared to net sales of $266.6 million in the corresponding 1998 period. This decrease results primarily from reduced sales of titanium mill products partially offset by increased net revenues from fabricated products. Sales for the Company's Titanium Group amounted to $119.4 million in the nine months ended September 30, 1999 compared to $205.7 million in the same period of 1998. This sales decrease is due primarily to reduced shipments of titanium mill products resulting from reduced aerospace demand, and the impact of a six month strike at the Company's Niles, Ohio facility, as well as downtime on the Company's rolling mill in Niles, Ohio, partially offset by increased average selling prices. Shipments of titanium mill products were 6.4 million pounds in the first nine months of 1999 compared to 14.3 million pounds for the same period in 1998. Average selling prices on mill products in the first nine months of 1999 increased to $16.17 per pound from $14.80 per pound in the first nine months of 1998. The increase in average selling prices for mill products results primarily from a shift in product mix toward higher value-added flat-rolled products when compared to 1998. Sales for the Company's Fabrication and Distribution Group amounted to $74.3 million in the nine months ended September 30, 1999 compared to $64.8 million in the same period of 1998. The primary reason for this increase is the addition of $30.3 million of net sales from NCM and Weld-Tech, partially offset by reduced sales from oil and gas markets as well as reduced sales from fabricated aerospace products. Both NCM and Weld-Tech were acquired during the fourth quarter of 1998.

GROSS PROFIT

     Gross profit amounted to $24.6 million, or 13.8% of sales for the nine months ended September 30, 1999 compared to a gross profit of $74.9 million or 28.1% for the comparable 1998 period. The primary reason for this decrease is the impact of reduced titanium mill product shipments resulting from the work stoppage at the Company's Niles, Ohio plant referred to above, the incursion of higher operating expenses in advance of a return to normal production levels following the strike, a reduction of mill product shipments as a result of decreased aerospace demand, $1.9 million in aggregate charges related to new market development, and downtime on the rolling mill, partially offset by profits contributed by NCM and Weld-Tech.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $18.1 million for the nine months ended September 30, 1999 compared to $11.9 million for the same period in 1998. This increase results primarily from the inclusion of $6.4 million of SG&A costs from NCM and Weld-Tech. Research, technical and product development expenses amounted to $3.1 million in the nine months ended September 30, 1999 compared to $2.9 million in the same period of 1998.

OPERATING INCOME

     Operating income for the nine months ended September 30, 1999 amounted to $3.4 million, compared to $60.1 million in the same period of 1998. Operating income in the Titanium Group decreased to $4.8 million in the first nine months of 1999 compared to $53.4 million in 1998. This decrease results primarily from reduced profit margins on mill products. The reduction in mill product profit margins resulted primarily from lower shipping levels as a result of decreased aerospace demand, the work stoppage, and downtime on the rolling mill, partially offset by a shift in product mix to higher margin value-added flat roll products. Operating losses in the Fabrication and Distribution Group amounted to $2.7 million for the first nine months of 1999 compared to a profit of $6.2 million in 1998. This decrease resulted from $1.9 million in aggregate charges related to new market development, losses generated from oil and gas activities, and the cut-to-size programs and distribution businesses.

INCOME TAXES

     In the first nine months of 1999, the Company recorded an income tax provision of $0.9 million compared to a provision of $1.1 million recorded in the same period of 1998. The 1998 period benefited from a $16.1 million nonrecurring adjustment to the Company's deferred tax valuation allowance. The effective tax rate for the first nine months of 1999 was approximately 37%. Exclusive of the nonrecurring adjustments, the effective tax rate for the first nine months of 1998 was approximately 28%. The difference between the statutory tax rate of 35% and the effective tax rate for the first nine months of 1998 was primarily due to adjustments to the deferred tax asset valuation allowance as it related to expected 1998 full year results.

OTHER INCOME

     Other income in the nine months ended September 30, 1999 amounted to $0.8 million compared to $2.2 million for the same period in 1998. This decrease resulted primarily from reduced investment income on short-term securities.

INTEREST EXPENSE

     Interest expense for the first nine months of 1999 amounted to $1.9 million compared to $0.1 million in the first nine months of 1998. This increase is due to increased levels of debt outstanding.

NET INCOME

     Net income for the nine months ended September 30, 1999 amounted to $1.5 million compared to $61.2 million in the comparable 1998 period. The decrease in net income is due primarily to reduced profits in both the Company's Titanium and Fabrication and Distribution groups when compared to the same period in 1998. Prior year results were favorably impacted by a $16.1 million nonrecurring tax benefit when compared to the first nine months of 1999. The Titanium Group's results were adversely impacted by reduced aerospace demand, the effects of the work stoppage, and downtime on the rolling mill. The Fabrication and Distribution Group's results were also impacted by reduced demand for hot formed, cut-to-size and fabricated titanium products used in aerospace applications as well as soft demand, resulting from reduced exploration activity, for tubular goods and fabricated products used in oil and gas applications and $1.3 million in after tax charges related to new market development.

OUTLOOK

     Beginning in 1995, and continuing into early 1998, the U.S. titanium industry experienced a significant increase in demand and pricing for titanium mill products. This increase in demand resulted primarily from an unprecedented increase in demand from the commercial aerospace markets. During the 1995-1997 period, most commercial airlines reported stronger operating profits. In order to meet increasing passenger load demands and the need to replace older, less efficient aircraft, commercial airlines placed orders for new and replacement aircraft at near record levels, and the leading manufacturers of commercial aircraft announced increased build and delivery rates for certain aircraft. Because of the Asian financial crisis, production delays and difficulties at its manufacturing facilities and uncertain global economic conditions affecting the demand for commercial aircraft, beginning in mid 1998, Boeing Commercial Airplane Group made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 1999-2000 time frame. Other aerospace contractors announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, created a need to adjust industry-wide inventory requirements downward from peak levels. The extent or duration of this inventory adjustment period, and the amount of excess inventory in the procurement pipeline is unknown, but the inventory correction is expected to last throughout 1999. RMI has experienced some order cancellations and rescheduling of orders. Volume and pricing of incoming orders has shown some softening particularly in the forging products such as ingot and bloom. Demand and pricing for the Company's core value-added products, alloy sheet and plate, while softening somewhat, remain relatively strong. The reduction in commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next three to four quarters. Based on currently available information, the Company anticipates that the U.S. titanium industry's 1999 total shipments will decrease 25%-35% from 1998 levels. If worldwide economic conditions cause commercial airlines to cancel or delay additional aircraft, titanium demand and pricing could come under further pressure.

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

     In another accord, RMI, through its French affiliate, Reamet, has been chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001. Requirements are principally for flat rolled products, including value-added cut-to-size shapes. Airbus has indicated that it expects to increase its build rates over the next several years.

     RMI has also been designated the sole supplier of titanium mill products for the Air Force F-22 fighter being built by Lockheed Martin and Boeing. The new contract, which begins this year, will continue through the life of the program with approximately 339 aircraft forecast to be produced by the year 2012. The sales value of this contract could potentially total $340 million. The number of aircraft ultimately produced and the amount of titanium supplied by RMI is contingent upon funding provided for the F-22 program in the military budget. Program funding for the F-22 was recently approved by Congress for the next year. Future funding for the F-22 program is unclear as the Company believes Congress will be approving funding year-to-year.

     RMI was also selected by military aircraft producers Boeing and Northrop as the principal supplier of titanium alloy plate and alloy sheet including just-in-time, cut-to-size products, for the C-17 Transport, F-15 Eagle and the F/A-18 Hornet programs. The Hornet program includes the new E/F version which utilizes considerably more titanium than earlier C/D models. The agreement began with May 1999 requirements and runs through April 2001. In September 1999, the military effectively cancelled the F-15 Eagle program, however, the Company believes any reductions from the loss of this program will be offset by increases in the C-17 Transport, F/A-18 Hornet, and F-22 programs.

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

     RMI purchases significant quantities of titanium sponge at opportunistic prices. During the work stoppage referred to in this document, RMI consumed very little sponge, electing instead to purchase ingot from outside suppliers. As a result, the Company has significant quantities of sponge on hand, and estimates that its 1999 sponge purchases will be significantly reduced from 1998 levels. Additionally, because of reduced demand and an abundant worldwide supply of titanium sponge, RMI expects lower sponge prices for 1999. Due to the softening of demand for titanium mill products resulting from reduced commercial aircraft build rates, overall demand for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, has decreased. Because of increased supplies of titanium scrap, prices for scrap have eased. Prices for the Company's alloying agents are closely tied to overall demand. RMI believes that it has an adequate supply of raw materials available from a number of different suppliers.

     As a result of softening demand, the Company's total order backlog as of September 30, 1999 was approximately $219 million, compared to $303 million at December 31, 1998.

     After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the production and maintenance workers' clerical and technical employees at its Niles, Ohio plant, a work stoppage, commenced October 1, 1998. On April 9, 1999, a tentative agreement was reached on the terms of a new four and one-half year contract. On April 12, 1999 the agreement was ratified ending the over six and one-half month strike. The Niles plant is the Company's largest production facility. During the work stoppage, operations at the plant were conducted by management and salaried personnel at a rate of approximately 40-50% of normal production level. It is impossible to accurately know what RMI's sales and earnings would have been in the nine month period ended September 30, 1999, had the work stoppage not occurred. However, RMI estimates, after giving consideration to market driven reductions, that its shipments of titanium mill products were reduced as a result of the strike by approximately 25% in the first six months of 1999. Because of the time required to complete an orderly recall of production and maintenance workers, a resumption to normal plant operating levels was not completed until early May. The softening in both demand and pricing for titanium mill products destined for the aerospace markets began before the strike commenced, and is continuing. Therefore, the Company cannot accurately isolate the cost of the strike, including lost production and shipments, from the overall softening aerospace demand.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $18.5 million in the first nine months of 1999 compared to $16.5 million in the first nine months of 1998. The change in net cash flows from operating activities in the first nine months of 1999, compared to the comparable 1998 period was due primarily to the change in working capital partially offset by the adverse change in net income. The Company's working capital ratio was 5.6 to 1 at September 30, 1999.

     During the first nine months of 1999 and the comparable 1998 period, the Company's cash flow requirements for capital expenditures were funded primarily by cash provided from operating activities and, to a lesser degree, by financing activities.

     The Company anticipates that it will be able to fund all of its 1999 working capital requirements with funds generated by operations. Funds for capital expenditures, and the Company's recently announced share repurchase program (see item 5) will be funded from a combination of cash provided by operations and supplemental borrowings as required. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

     On September 9, 1999, the Company filed a universal shelf registration with the Securities and Exchange Commission. The registration would permit RTI to issue up to $100 million of debt and/or equity securities at an unspecified future date. The proceeds of any such issuance could be utilized to finance acquisitions, capital investments or other general purposes; however, the Company has no immediate plans to do so.

CREDIT AGREEMENT

     Concurrent with the September 1998 reorganization, RTI entered into a credit facility, dated September 30, 1998 to replace RMI's existing credit facilities. The unsecured Credit Facility provides for $125 million five-year and $25 million one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. At September 30, 1999, $29.7 million was outstanding under the facility. At September 30, 1999, the Company was in compliance with all covenants under this credit agreement and, under these covenants, had additional borrowing capacity of approximately $20.0 million. Under the terms of the Credit Facility, the Company, at its option will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 0.5% to 1.5%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization.

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

     At September 30, 1999, the amount accrued for future environment-related costs were $2.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.5 million to $6.3 million, in the aggregate. The July 7, 1999 consent decree formalized the estimated cost of remediation for the Fields Brook Site. As a result, the Company, in connection with its quarterly evaluation of its accrual for future environmental-related costs, has reduced its accrual to $2.8 million from $3.5 million at June 30, 1999. This adjustment has been reflected in cost of sales. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures in the first nine months of 1999 and 1998 amounted to $22.1 and $22.9 million, respectively. The Company has anticipated capital spending of approximately $25 million in 1999, including amounts for the Enterprise Resource Planning ("ERP") software project referred to below, and the completion of the Galt Alloys expansion, which together are expected to total approximately $5.0 million in the fourth quarter of the year. However, based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and or timing of capital spending could be affected.

     After completing an evaluation of future information technology needs and growth, together with expanding requirements for additional decision making tools, the Company decided to install an Enterprise Resource Planning software system. The ERP system has been installed at the Company's largest domestic operation in Niles, Ohio. The ERP system, including applications for finance, payroll, general ledger, operations and manufacturing will be implemented at certain other locations in the fourth quarter, 1999.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established standards of accounting and reporting of derivative financial instruments. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." As a result, SFAS No. 133 is required to be adopted by the Company in 2001. Management has not yet evaluated the impact this standard will have on reported results of operations or financial position.

YEAR 2000 COMPLIANCE

     This is a "Year 2000 readiness disclosure" as that term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998.

     Beginning in January of 1996, the Company began to manage its computer software and hardware to insure that the Year 2000 date change will not adversely impact is business. The Company has and will continue to make certain investments in its application software to ensure the Company is Year 2000 compliant. In addition, the Company is monitoring the compliance efforts of entities with which it interacts. The Company began modification of its internally developed proprietary software in 1996 and currently estimates that substantially all of this software has been modified and tested to make it Year 2000 compliant. In any event, many of the Company's internally generated software programs are considered noncritical applications which can, if necessary, be performed manually. Noninformation technology systems such as process control devices and other automated equipment which may contain imbedded chips that could be affected by the Year 2000 problem have been identified. The Company has also contacted its key vendors, suppliers and service providers to monitor their compliance efforts. The Company is continuing to follow up with those third parties not responding to the original request. A survey of the Company's customers to assess their Year 2000 readiness is underway. The Company estimates its costs to inventory, assess, modify and test both its information and noninformation technology requirements will be less than $1.0 million. These costs do not include the ERP software.

     The ERP system is certified to be Year 2000 compliant. The system will replace certain existing software which has not and will not be restructured to address the year-end change at December 31, 1999. For additional information, see Capital Expenditures above.

     The most likely worst case Year 2000 scenario would be the inability of third party suppliers such as utilities, telecommunication suppliers, critical material suppliers, and financial institutions to continue providing their goods and services to the Company. The inability of these vendors to continue supplying the Company could, in the absence of alternative sources, have a material adverse impact on the Company's operations and/or financial condition. The Company has identified multiple alternative supply sources where possible. It is possible that Year 2000 problems arising either within the Company or with outside suppliers, could prevent the Company from manufacturing or delivering products to its customers. However, management does not believe these potential failures create any new or unique breach of contract liabilities. The Company does not assume or provide any guarantees or warranties for consequential damages for failure to deliver.

     RTI believes it has allocated appropriate resources to identify and fix Year 2000 problems; however, there can be no assurances that all Year 2000 problems will be identified and fixed in advance, and it is possible that some Year 2000 problems could go undetected until after January 1, 2000.

     This discussion of RTI's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward-looking statements. RTI's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' abilities to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, RTI has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the results of the Company.

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 5.  OTHER INFORMATION.

     The Board of Directors has authorized the spending of up to $15 million to repurchase shares of RTI common stock. The repurchase program does not include specific price targets or timetables, and is subject to termination prior to completion. Purchases under the program may be in either open market transactions, including block purchases, or in privately negotiated transactions. At the current stock price, the Company could purchase up to approximately 10% of the Company's 20.8 million shares outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

      3.1       Amended and Restated Articles of Incorporation of the
                Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1999.
      3.2       Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
                Statement on Form S-4 No. 333-61935.
      27        Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the quarter ended September 30, 1999.

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

Date: November 15, 1999

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                       L. W. Jacobs
                                             Vice President & Chief Financial
                                                         Officer