Form 10-K
period 1999-12-31
RTI INTERNATIONAL METALS INC
filed 2000-03-29
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [fee required] for the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] for the transition period from ______________________ to _____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
---------

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000: $79,421,024. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding at March 1, 2000: 20,851,799

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Selected Portions of the 2000 Proxy Statement-Part III of this Report.

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

                            ------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   10
Item 3.     Legal Proceedings...........................................   10
Item 4.     Submission of Matters to a Vote of Security Holders.........   12

                                   PART II
Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................   13
Item 6.     Selected Financial Data.....................................   14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   14
Item 7(a).  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   21
Item 8.     Financial Statements and Supplementary Data.................   21
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   40

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   41
Item 11.    Executive Compensation......................................   41
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   41
Item 13.    Certain Relationships and Related Transactions..............   41

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   41
Signatures..............................................................   42
Index to Exhibits.......................................................   43

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     RTI International Metals, Inc., is a leading U.S. producer of titanium mill and fabricated-metal products for the global market. The Company conducts business in two segments: the Titanium Group and the Fabrication and Distribution Group. The Titanium Group's mill products are processed by RTI's customers to provide products for use in the aerospace industry and industrial markets. The Fabrication and Distribution Group's products are used primarily in the aerospace, oil and gas, geothermal energy production and chemical process industries, as well as for a number of other industrial applications. This Group also provides fabrication, extrusion and conversion services for titanium and other specialty metals producers, and operates a number of distribution centers, specializing in high temperature and corrosion resistant alloys including titanium, stainless steel and nickel-based products.

     On September 30, 1998, the shareholders of the Company's now wholly-owned subsidiary RMI Titanium Company ("RMI") approved a proposal to reorganize into a holding company structure (the "1998 Reorganization"). Pursuant to this reorganization, the Company became the parent company of RMI, and shares of RMI Common Stock were automatically exchanged on a one-for-one (1:1) basis for shares of the Company. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in RMI's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of Common Stock (the "1990 Reorganization"). Quantum sold its shares of Common Stock to the public while USX retained ownership of its shares.

     In November, 1996, USX completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock owned by USX. On March 31, 1999, USX announced that it had terminated its ownership interest in the Company. USX irrevocably deposited with Chase Manhattan Trust Company, NA, all of the 5,483,600 shares of the Company's common stock it previously owned. The deposit of the shares was in full satisfaction of the Notes. Chase was the trustee under the note indenture and held the shares in trust for the benefit of the holders of the Notes until the shares were exchanged for the Notes on the maturity date.

     On February 1, 2000, Chase delivered 5,483,000 of RTI common shares to the note holders in exchange for the Notes.

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals ("NCM") of Solon, Ohio. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to manufacturing facilities, NCM operates five distribution centers. Also on October 1, 1998, RTI acquired the assets of Weld-Tech Engineering, L.P. ("Weld-Tech"). Weld-Tech, based in Houston, Texas operates under the name RTI Energy Systems, Inc. Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair as well as materials engineering and testing services.

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., ("Galt") a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers.

INDUSTRY OVERVIEW

     Titanium is one of the newest specialty metals. Its physical characteristics include high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950's when it was used as a component in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. However, significant quantities of the industry's output is used in nonaerospace applications, such as oil and gas exploration and production, geothermal energy production, chemical process industries and armor plate for military applications.

     Aerospace demand originates from two aerospace sectors: commercial and military. Since the late 1980's, commercial aerospace has been the dominant source of titanium demand. The commercial aerospace sector is expected to continue to dominate the demand for titanium as a result of the expected growth of worldwide airline traffic and the need to repair and replace aging commercial airline fleets and reduced military aerospace spending.

     Historically, the cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, U.S. titanium mill product shipments registered cyclical peaks of 62 million pounds in 1997 to a low of 32 million pounds in 1983.

     Commercial aerospace markets experienced significant increases in demand beginning in 1995 and extending through 1998 in new aircraft deliveries, while military aerospace markets stabilized at historically reduced build rate levels. During this period, most major U.S. commercial airline carriers reported strong operating profits, prompting them to place orders for new aircraft.

     Because of the Asian financial crisis, production difficulties at its manufacturing facilities, and uncertain global economic conditions which affected the demand for commercial aircraft, Boeing Commercial Airplane Group made a number of announcements concerning its reduced 1999 production and also reducing forecasted production rates on a number of aircraft models in the 2000-2001 time frame.

     Aerospace subcontractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. The reduction of commercial aircraft build rates will impact overall demand for titanium mill products for at least the next two or three quarters. Based upon currently available information, the Company estimates that the U.S. titanium industry's total shipments decreased 20-25% in 1999 from 1998 levels of approximately 60 million pounds, although the amount of decrease cannot be accurately documented. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     Despite increased oil and gas prices in 1999, reduced exploration resulted in lower demand for the Company's products used in oil and gas; however, deep water, offshore exploration projects and more demanding environments, where most of the Company's products are targeted, are expected to remain active and should improve as oil and gas prices rise.

PRODUCTS AND MARKETS

     The Company's products are produced and marketed by two segments.

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

     The Fabrication and Distribution Group consists primarily of businesses engaged in the fabrication and distribution of titanium and other ferrous and nonferrous metals such as stainless steel and nickel-based alloys. Fabricated products include pipe, engineered tubular products, hot-formed and superplastically formed parts, cut shapes, and various specialized cut-to-size programs. NCM extrudes numerous shapes and sizes of specialty metals for use in aerospace and nonaerospace applications. Weld-Tech fabricates oil and gas components such as production manifolds and riser systems which are used in offshore oil and gas production. RTI Energy Systems, Inc., designs and markets offshore riser systems, stress joints and drill pipe. This Group also operates a number of metal distribution facilities, both foreign and domestic, which stock and deliver cut-to-size titanium products, as well as other nonferrous and ferrous metals.

     The amount of sales and the Company's consolidated percentage of consolidated sales represented by each Group during each of the years beginning in 1997 were as follows (dollars in millions):

                                                        1999            1998          1997(2)
                                                    ------------    ------------    ------------
                                                      $       %       $       %       $       %
Titanium Group....................................  $125.1    51%   $229.2    68%   $243.9    77%
Fabrication and Distribution Group................   100.2    41      91.6    27      61.4    19
Other (1).........................................    18.0     8      16.7     5      13.2     4
                                                    ------   ---    ------   ---    ------   ---
     Total........................................  $243.3   100%   $337.5   100%   $318.5   100%
                                                    ======   ===    ======   ===    ======   ===

---------------

(1) Includes DOE remediation and restoration contract which is managed as part of the Titanium Group.

(2) Certain prior year amounts have been reclassified to reflect current business segments.

     Operating profit (loss) and the percentage of consolidated operating profit contributed by each Group during each of the years beginning in 1997 was as follows (dollars in millions):

                                                     1999             1998            1997
                                                --------------    ------------    ------------
                                                  $        %        $       %       $       %
Titanium Group................................  $  9.2     192%   $59.8     88%   $53.5     95%

Fabrication and Distribution Group............    (6.4)   (134)     7.4     11      2.5      4

Other (1).....................................     2.0      42      0.8      1      0.3      1
                                                ------    ----    -----    ---    -----    ---
     Total....................................  $  4.8     100%   $68.0    100%   $56.3    100%
                                                ======    ====    =====    ===    =====    ===

---------------

(1) Includes DOE remediation and restoration contract which is managed as part of the Titanium Group.

     The amount of the Company's consolidated assets identified with each Group for each of the years ended December 31 were as follows (dollars in millions):

                                                            1999          1998          1997
                                                           ------        ------        ------
Titanium Group...........................................  $255.8        $253.4        $212.8

Fabrication and Distribution Group.......................   134.7         116.8          36.0

Other (1)................................................     0.5           0.2           0.4

General Corporate (2)....................................     9.2          25.6          42.1
                                                           ------        ------        ------
     Total...............................................  $400.2        $396.0        $291.3
                                                           ======        ======        ======

---------------

(1) Includes DOE remediation and restoration contract which is managed as part of the Titanium Group.

(2) Consists primarily of unallocated cash, short-term investments and deferred tax assets.

  TITANIUM GROUP

     The Titanium Group produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Aerospace Business. Approximately 83% of the Company's 1999 mill product sales were aerospace-related compared with approximately 86% in 1998 and 83% in 1997. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, are utilized in aircraft bulkheads, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     As of December 31, 1999, the leading manufacturers of commercial aircraft, Boeing Company, (including the former McDonnell Douglas Corporation which was acquired by Boeing in 1997), and Airbus Industrie, reported an aggregate of 2,957 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1998 and 1997 were 3,095 and 2,753 planes, respectively. Included in the backlog at December 31, 1999 were 189 firm orders for the new Boeing 777 wide-body aircraft, which requires more titanium than any other commercial aircraft. Deliveries of commercial aircraft by these manufacturers totaled 914 in 1999, 790 in 1998, and 557 in 1997. Because it typically takes from 12 to 18 months from placement of an order until delivery of a commercial aircraft, realized delivery rates generally lag behind announced backlog estimates. In addition, changing economic conditions in the domestic and international commercial airline industry has caused manufacturers to re-evaluate aircraft orders and options, thus affecting realized aircraft delivery rates. Recent announcements by Boeing regarding reductions in its forecasted production rates in 2000 has resulted in some industry-wide rescheduling and delays resulting in a need to adjust inventory levels downward from peak levels. This slowing of build rates will impact the overall demand for titanium products in the near term. However, the Company expects that increased military spending will increase military aerospace demand.

     Nonaerospace. Principal nonaerospace mill products include commercially pure (unalloyed) strip, welded tube and plate used for chemical processing and pulp and paper equipment. Bar is sold for the production of medical implants and high-performance automotive engine parts. The Company is also a supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Nonaerospace sales accounted for 17% of the Company's mill product sales in 1999, 14% in 1998 and 17% in 1997. Since the Company's entry into strip production in 1984 and tube production in 1986, sales of these two products have grown to represent a majority of the Company's total nonaerospace mill product sales.

     In July 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt undertook a major expansion program designed to enable Galt to better serve the titanium industry and its customers.

     Currently Galt is in the process of acquiring customer certifications for the newly installed equipment. The Company achieved ISO 9002 and AS 9000 certificates in September, 1999.

     Other. The Company has a long-term agreement with the DOE covering the remediation and restoration of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. government. The Company is serving as the prime contractor during the remediation and restoration period. Year-to-year revenues and the time of completion of the project will depend on DOE funding. In 1999, the Company recognized $18.0 million in such revenues compared to $16.7 million in 1998 and $13.2 million in 1997. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities.

  FABRICATION AND DISTRIBUTION GROUP

     Fabricated products include pipe, engineered tubular products and extrusions for the oil and gas exploration and production and geothermal energy production industries, hot-formed and superplastically formed parts and cut shapes and extrusions for aerospace applications.

     The Company owns and operates a number of distribution facilities, both foreign and domestic. These centers stock titanium as well as other nonferrous and ferrous metals to fill customer needs for smaller quantity, quick delivery orders. These centers also provide cutting and light fabrication services. Two locations, one near

St. Louis, Missouri, and the other near Birmingham, England operate stocking and cut-to-size programs designed to meet the needs of aerospace customers.

     In an effort to expand the fabrication and distribution business, the Company made two strategic acquisitions during the fourth quarter of 1998. On October 1, RTI acquired NCM of Solon, Ohio. NCM manufactures and distributes high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel to the aerospace, chemical processing, oil exploration and production, and power generation industries. NCM also operates five distribution facilities. Additionally, in order to enhance and further expand its already significant efforts to develop new markets for titanium in oil and gas exploration and production and geothermal energy production industries, RTI acquired the assets of Weld-Tech of Houston, Texas on October 1, 1998. Weld-Tech provides engineering and fabrication services to the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services. RTI increased its investment in Weld-Tech with the addition of a machining center. This addition improved capabilities and provided additional fabrication services to Weld-Tech's expanding customer base in titanium and other specialty metals, as well as various steels.

     Another newly formed subsidiary, RTI Energy Systems, Inc., also serves the oil and gas markets. RTI Energy Systems specializes in the design, engineering and marketing of offshore riser systems, connectors, stress joints and drill pipe from titanium and other metals. Weld-Tech operates under the name of RTI Energy Systems.

     The Company continues to work closely with a number of oil companies and engineering concerns to develop other titanium projects or applications in the oil and gas and geothermal energy production industries. RTI has entered into several cooperative ventures to market, engineer, fabricate and install titanium production risers, flow lines and other titanium subsea systems.

     RTI entered into a Joint Industry Project with a number of significant companies in the oil and gas field including Exxon-Mobil, Oryx Energy, Statoil, SagaPetroleum and NorskAgip for the purpose of identifying potential applications where titanium, either alone or in combination with other materials, can provide a cost effective, lightweight solution to competing materials in offshore oil and gas applications, such as production and export riser systems.

EXPORTS

     The majority of the Company's exports consist of titanium mill products and extrusions used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales were 21% of sales in 1999, 21% in 1998 and 19% of sales in 1997. Such sales were made primarily to the European market, where the Company believes it is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company's export sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     As a leading supplier of flat-rolled titanium alloy mill products to the European market, the Company has worked through its distributors to secure contracts to furnish mill products to the major European aerospace manufacturers. As a result, the Company has significant export sales to customers in France, the United Kingdom and Germany. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet, SA. In addition, the Company has expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. Operations at the facility commenced during the second quarter of 1995, and have exhibited steady growth since that time. In 1996, the Company became a qualified supplier to Rolls Royce Plc and has received orders to supply material from the Birmingham facility for use in fan blades and other critical rotating parts in Rolls Royce's family of jet engines. In January, 1998 RTI, through its French affiliate, Reamet, SA., was chosen by Aerospatiale as a major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001.

BACKLOG

     For a discussion of order backlog, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge, a porous metallic material; titanium scrap; and alloying agents. RTI acquires its raw materials from a number of suppliers, both domestic and foreign, under long-term contracts and other negotiated transactions. The Company purchased approximately 6 million pounds of titanium sponge in 1999 and approximately 19 million pounds in 1998. Based on current levels of customer demand, current production schedules, and the level of inventory on hand, the Company broadly estimates its 2000 sponge purchases will approximate 5 million pounds. Requirements for sponge vary based upon product mix and the level of scrap usage. The completion of the Galt expansion program referred to below permits the Company to consume significantly more scrap in its primary melting facility, thus reducing the need for titanium sponge.

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

     One of the sponge contracts, which is with a competing producer of mill products, permits the Company to purchase up to seven million pounds per year at negotiated price levels in 2000, depending on the volume of sponge purchased, and thereafter through 2003 at the Company's option at either market price (but not below the supplier's cost) or the price in effect under the contract plus adjustments for changes in certain of the supplier's costs, such as labor, electricity and raw materials. The other contract, which is with a Japanese supplier, permits the Company to purchase up to four million pounds of sponge per year through 2005, either at market price or the price in effect under the contract plus changes in certain of the suppliers' costs, such as labor, electricity and raw materials. In addition, this contract permits the Company to purchase up to an additional four million pounds of sponge at negotiated prices. These contracts are subject to renegotiation or termination under certain circumstances. In the event additional sponge is required the Company will purchase the balance of its sponge requirements pursuant to short-term agreements or at negotiated prices. Prices for the Company's 2000 requirements have already been set under these contracts and other short-term arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt undertook a major expansion program costing $25 million, which enabled Galt to better serve the titanium industry and its customers, and to provide RMI with an increased supply of scrap and consumable titanium electrodes for remelt at lower cost and easier to use sizes and shapes. The expansion included a new scrap preparation facility, a plasma consolidation furnace, and a plasma hearth furnace. The scrap preparation facility and the consolidation furnace were brought online in 1998, and startup of the hearth furnace occurred in the first half of 1999.

     The Company purchases titanium tetrachloride, the primary raw material used in the manufacture of titanium sponge, from Millennium Inorganic Chemicals, Inc. pursuant to a long-term supply agreement expiring in 2003. Titanium tetrachloride is shipped to one of the Company's long-term sponge suppliers where it is used in providing sponge for the Company.

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

COMPETITION AND OTHER MARKET FACTORS

     The titanium metals industry is highly competitive on a worldwide basis. Titanium competes with other metals such as stainless steel and nickel-based corrosion resistant alloys. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the titanium industry. However, entry into the titanium industry as an integrated producer would require a significant investment of capital and extensive technical expertise.

     The aerospace consumers of titanium mill products tend to be highly concentrated. The Boeing Company and Airbus Industrie, through direct purchase and their families of subcontractors, consume most of the aerospace products. Shipments of aerospace products represented approximately 83% of RMI's mill product shipments in 1999, 40% of which were used in defense applications. Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China.

     Imports of titanium mill products from countries that receive the normal trade relations ("NTR") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive NTR treatment is 45%. Japanese producers, which benefit from NTR treatment, participate significantly in the European market, but historically have not been a major factor in the U.S. mill products market. The United States currently grants NTR treatment to imports, including titanium mill product imports, from the former Soviet Union countries, including Russia. Effective October 18, 1993, the U.S. Government extended the benefits of the Generalized System of Preferences ("GSP") to Russia. Under GSP, the U.S. grants duty-free access to products from developing countries and territories. Certain wrought titanium products are covered by GSP up to certain competitive needs-based limits, which effectively restrict the volume of imports for these products. However, unwrought products such as titanium sponge, ingot and billet have not been afforded GSP treatment. In 1995, an integrated Russian producer began to participate in the U.S. market for wrought titanium mill products. This titanium producer has the largest rated capacity in the world although management believes practical capacity is substantially less.

     In the second half of 1997, this Russian producer filed two separate petitions under the trade laws. The first sought GSP treatment for unwrought products from Russia (sponge, powders, ingot and billet). The second petition sought removal of the competitive needs limit for wrought products (plate, sheet, pipe, etc.). The competitive needs limit was actually exceeded by this producer in 1997, and 1998, and 1999. In July of 1998 the second petition was granted thereby extending the GSP eligibility for wrought products from Russia. A decision on whether or not to grant similar GSP treatment to unwrought products is pending.

     The Company believes that any significant increase in the imports of titanium mill products from Russia, without similar treatment for unwrought products, in particular for sponge, could materially affect competition in the domestic titanium industry. The Company is vigorously supporting the granting of the petition to provide GSP treatment for all unwrought products.

     Competition in the Fabrication and Distribution Group is primarily on the basis of price, quality, timely delivery and customer service. Weld-Tech competes with a number of other fabricators, some of which are significantly larger, in the offshore oil and gas exploration and production industry.

MARKETING AND DISTRIBUTION

     RTI markets its titanium mill products and related products and services worldwide. The majority of the company's sales are made through its own sales force and smaller amounts through independent distributors. RTI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Brea, California; Washington, Missouri; and Salt Lake City, Utah. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of products and services provided by companies in the Fabrication and Distribution Group are made by personnel at each plant location. Major locations are in Solon and Niles, Ohio; Houston, Texas; Sullivan and Washington, Missouri; and Birmingham, England. Major distribution centers are located in California, Texas, Missouri, Connecticut, and England.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at facilities in Niles, Ohio. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. In addition to the Company's own funding, certain major customers have assisted in funding the Company's development of specific titanium applications. Research, technical and product development costs totaled $4.5 million in 1999, $4.4 million in 1998 and $3.7 million in 1997. Customer assisted funding, which is treated as a reduction of research and development spending, reduced the Company's portion of research and development expense to $4.0 million in 1999, $3.9 million in 1998, and $3.1 million in 1997.

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

EMPLOYEES

     As of December 31, 1999, the Company and its subsidiaries employed 1,275 persons, 442 of whom were classified as administrative and sales personnel. 1,021 of the total number of employees were in the Titanium Group, while 243 were employed in the Fabrication and Distribution Group.

     The United Steelworkers of America ("USWA") represents 465 of the hourly and clerical and technical employees at RMI's plant in Niles, Ohio and the hourly employees at the closed facilities in Ashtabula, Ohio. Other than 4 hourly workers at the Ashtabula facility, who are represented by the Oil, Chemicals and Atomic Workers Union, the Company's other employees are not represented by a union. After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the hourly workforce at its Niles, Ohio plant, a work stoppage commenced October 1, 1998, and ended on April 12, 1999. The Niles plant is the Company's largest production facility. Operations at the plant were conducted by nonstriking personnel while negotiations continued. The hourly and clerical employees agreed to a forty-two month contract which provided them with increases in wages and pensions while agreeing to significant changes in work rules. This contract expires in September 2003. The hourly employees at the facilities in Ashtabula agreed to a five-year contract on January 15, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company, together with their ages as of December 31, 1999, and titles.

                   NAME                     AGE                          TITLE
                   ----                     ---                          -----
Timothy G. Rupert.........................  53    President and Chief Executive Officer
John H. Odle..............................  57    Executive Vice President
Lawrence W. Jacobs........................  44    Vice President, Chief Financial Officer, and Treasurer
Dawne S. Hickton..........................  42    Vice President and General Counsel
Gordon L. Berkstresser....................  52    Vice President and Controller
Richard R. Burkhart.......................  49    Group Vice President - Fabrication and Distribution
                                                  Group (resigned February 1, 2000)
Harry B. Watkins..........................  61    Vice President (retired January 31, 2000)

     Mr. Rupert was elected President and Chief Executive Officer in July 1999 and had served as Executive Vice President and Chief Financial Officer since June of 1996 and Vice President and Chief Financial Officer since September 1991. He is also a Director of the Company.

     Mr. Odle was elected Executive Vice President in June 1996. He previously was Senior Vice President-Commercial of RMI and its predecessor since 1989 and served as Vice President-Commercial from 1978 until 1989. Prior to that, Mr. Odle served as General Manager-Sales. He is also a Director of the Company.

     Mr. Jacobs was elected Vice President Chief Financial Officer in July 1999, having served as Vice President and Treasurer since March 1998. Mr. Jacobs had been Senior Vice President of PNC Bank, N.A. in Pittsburgh, Pennsylvania, where he was the segment executive for the bank's metal industry clients.

     Ms. Hickton was elected Vice President and General Counsel in June 1997. Ms. Hickton had been an Associate Professor of Law at The University of Pittsburgh School of Law and was associated with the Pittsburgh law firm of Burns, White and Hickton.

     Mr. Berkstresser was elected Vice President and Controller in October 1999. Mr. Berkstresser joined RTI in February 1999 as Group Controller of the Fabrication and Distribution Group. Prior to that, he was Senior Vice President Finance and Administration of ERI Services Inc., a wholly owned subsidiary of Equitable Resources Inc. Formerly, he worked for Aristech Chemical Corporation, Pittsburgh, Pennsylvania. Mr. Berkstresser is a Certified Public Accountant.

     Mr. Burkhart resigned in February 2000 to pursue other business interests outside the Company. Mr. Burkhart who was elected Group Vice President of the Fabrication and Distribution Group in February 1999, had been half-owner and President of NCM prior to its acquisition by RTI on October 1, 1998.

     Mr. Watkins who was elected Vice President on April 25, 1996, retired on January 31, 2000. Mr. Watkins was President of RTI Energy Systems, Inc., while serving in the capacity of Vice President of the Company.

ITEM 2.  PROPERTIES

MANUFACTURING FACILITIES

     The Company has approximately 840,000 square feet of manufacturing facilities, exclusive of office space, which are located primarily in Niles, Ohio. The Company's principal manufacturing plants, the principal products produced at such plants and their aggregate capacities are set forth below.

                            MANUFACTURING FACILITIES

                                                                                    ANNUAL RATED
          LOCATION                                  PRODUCTS                          CAPACITY
          --------                                  --------                        ------------
TITANIUM
--------
Niles, Ohio                    Ingot (million pounds).............................        36
Niles, Ohio                    Mill Products (million pounds).....................        22
Hermitage, PA                  Tube (thousand pounds).............................       780
Salt Lake City, UT             Powders (million pounds)...........................       1.5
Canton, Ohio                   Ferro titanium and specialty alloys (million
                               pounds)............................................        16

FABRICATION AND DISTRIBUTION
----------------------------
Washington &                   Hot-Formed and superplastically formed
  Sullivan, MO                 components (thousand press hours)..................        21
Solon, Ohio                    Extruded products (million pounds).................       1.8
Houston, TX                    Fabrication oil and gas products (thousand man
                               hours).............................................       246
Birmingham, England            Cut parts and components (thousand man hours)......        21

     The Company owns all of the foregoing facilities, except for the Solon, Ohio; Sullivan, Missouri; Birmingham, England and certain buildings and property at Washington, Missouri, all of which are leased. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

CONVERSION SERVICES

     The Company utilizes third-party converters to melt and/or finish approximately 35% of its mill products. The use of these converters raises the Company's effective processing capacity. Certain mill products, such as hot band and cold rolled strip and oversized plate, are produced entirely by such converters using semi-finished titanium mill products supplied by RMI. However, RMI is responsible for inspecting and delivering these products to customers. RMI maintains long-term relationships with many of these conversion companies. The Company believes that, if necessary, it could obtain alternative sources for conversion services.

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

  ENVIRONMENTAL

     The Company is subject to extensive federal, state and local laws and regulations concerning environmental matters. During each of 1999, 1998 and 1997, the Company spent approximately $1.4 million, $1.4 million and $1.3 million, respectively, for environmental-related expenditures. The Company estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $3.0 million during the 2000-2001 period.

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

     Fields Brook Superfund Site. The Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency the ("EPA") as a potentially responsible party ("PRP") under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. A remedial action contractor was selected recently and cleanup is expected to take place in 2000 with a small portion of the work to be completed in 2001. Based on the bid, the estimated cost of overseeing the project and the long-term maintenance of the landfill, the cost of remediation is estimated to be $15.0 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The Company and twelve others have entered into a cleanup allocation agreement which assigns 9.44% of the cost to RMI. However, actual percentages may be more or less based on contributions from other parties which are not currently participating in the allocation agreement. The Company has accrued an amount for this matter. See note 14 to the consolidated financial statements.

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

     A Corrective Measures Study report prepared for the Company by the consultant states that the presence of metals would not be expected to have an adverse impact on humans or the environment, and, after conducting a detailed analysis of cleanup alternatives, the study recommended that metals contaminated material be consolidated at an on-site landfill and contained in place, at an estimated cost of $1 million. The EPA has approved the Corrective Measures Study but has not yet selected a cleanup alternative. The Company has accrued an amount for this matter. See note 14 to the consolidated financial statements.

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

     The Company believes it is most appropriate to use public funds to cleanup a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan, is well underway and is completely funded with public money. To fund the Detailed Design and Remedial Action, the Company has estimated the private contribution to the project could approximate $10 million, of which roughly 10% is allocated to the Company (before contributions from third parties). It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brook Superfund site, or, alternatively, as a separate Superfund site. It is not possible at this time to predict the methods or responsibility for any remediation and whether the Company will have any liability for any costs incurred in cleaning up the Ashtabula River and Harbor. However, the Company has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan. The Fields Brook PRP group has indicated to the Ashtabula River Partnership the group's willingness to participate in funding in exchange for a release from CERCLA liability. See note 14 to the consolidated financial statements.

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

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1999, the amount accrued for future environmental-related costs was $2.6 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 to $7.0 million in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 2000: 978

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1999

                                                                        DIVIDEND
QUARTER                                              HIGH      LOW      DECLARED
-------                                             ------    ------    --------
First.............................................  $16       $ 9 1/8     $ --
Second............................................   15         9 1/8       --
Third.............................................   14 9/16    9 1/8       --
Fourth............................................   10 1/16    5 7/16      --
Year..............................................  $16       $ 5 7/16    $ --

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1998

                                                                        DIVIDEND
QUARTER                                              HIGH      LOW      DECLARED
-------                                             ------    ------    --------
First.............................................  $24 11/16 $20         $ --
Second............................................   23 1/8    20 1/16      --
Third.............................................   23 7/8    16 11/16     --
Fourth............................................   20        10 5/8       --
Year..............................................  $24 11/16 $10 5/8     $ --

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

ITEM 6.  SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                            Years Ended December 31
                (Dollars in thousands except for per share data)

                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Sales...............................  $243,309    $337,476    $318,530    $251,357    $171,166
Operating income (loss).............     4,769      67,996      56,315      33,730      (5,220)(1)
Income (loss) before income taxes...     3,527      70,101      57,317      31,659     (11,808)
Net income (loss)...................     2,223      68,143(2)   60,085(2)   31,759      (4,608)(3)
BALANCE SHEET DATA:
  (at end of period)
Working Capital.....................  $209,174    $196,225    $184,824    $132,136    $ 86,738
Total assets........................   400,243     396,020     291,309     215,880     171,559
Long-term debt......................    36,200      20,080          --       3,600      64,020
Equity..............................   295,604     292,765     221,173     158,736(4)   36,889
NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss):
  Basic.............................  $   0.11    $   3.31    $   2.94    $   1.71    $  (0.30)
  Diluted...........................  $   0.11    $   3.29    $   2.92    $   1.70    $  (0.30)

---------------

(1) Includes a $5.0 million charge for asset impairments under Statement of Financial Accounting Standards ("SFAS") No. 121.

(2) Includes a $22.8 million and a $21.2 million income tax benefit relating to NOL utilization and the reduction in the deferred tax valuation allowance in 1998 and 1997, respectively.

(3) Includes a $7.2 million income tax benefit from the recognition of deferred tax assets.

(4) Includes a $80.3 million increase resulting from the net proceeds of a common stock offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the impact of Year 2000 compliance, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

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

     In the last several years, commercial aerospace markets have shown a significant increase in demand although 1999 reflected a reduction over prior years while military aerospace markets have stabilized at reduced build rate levels. In the 1995-1997 period, most major commercial airlines reported stronger operating profits and, during this same period, aircraft manufacturers increased build rates. As of December 31, 1999, the leading manufacturers of commercial aircraft, Boeing Commercial Airplane Group and Airbus Industrie, reported an aggregate of 2,957 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1998 and 1997 were 3,095 and 2,753 planes, respectively. The Company estimates that total industry shipments of titanium mill products in 1999 were 45 million pounds, down from 60 million pounds in 1998.

     Because of the ongoing Asian financial crisis, production difficulties at its manufacturing facilities and uncertain global economic conditions which affected the demand for commercial aircraft, Boeing Commercial Airplane Group has recently made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 2000-2001 time frame. Boeing and Airbus Industrie, through direct purchases and their families of subcontractors, consume the majority of titanium mill products produced for aerospace needs. These companies and their subcontractors exercise considerable purchasing power in the industry. Aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. The reduction of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. Based on currently available information, the Company anticipates that the U.S. titanium industry's total shipments will decrease in 2000 from 1999 levels; although, the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     In recent years, the Company has devoted significant resources to developing new markets for titanium in the oil and gas and geothermal energy production industries. In addition to designing and fabricating the world's first all titanium high pressure drilling riser in 1995, the Company has also produced significant quantities of seamless titanium pipe for use in geothermal energy applications. The Company also supplied titanium stress joints for use in a production riser system located in the Gulf of Mexico. In an effort to expand on these successes, and reach other offshore application markets, in October 1998 the Company acquired the assets of Weld-Tech of Houston, Texas. Weld-Tech fabricates oil and gas components such as production manifolds, connectors and riser systems used in offshore oil and gas production. Additionally, the Company formed a new subsidiary, RTI Energy Systems, Inc., which engineers, designs and markets offshore riser systems, stress joints, drill pipe and components. RTI intends to build on its capabilities in these areas.

     RTI's strategy is to build on its leading position in the worldwide titanium industry while maintaining a strong financial condition and stringent quality, safety and environmental standards. RTI is emphasizing higher margin products in its traditional markets, while continuing to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Sales. Net sales for the year ended December 31, 1999 decreased to $243.3 from $337.5 million in 1998, a decrease of $94.2 million, or 28%. Sales in the Titanium Group decreased to $125.1 million in 1999 from $229.2 million in 1998. This decrease was due primarily to reduced titanium mill product shipments in the first half of 1999 during the continuation of the work stoppage for 3 1/2 months at RMI's Niles, Ohio plant and the remobilization period in May and June following the work stoppage. Mill product shipments for 1999 amounted to 8.9 million pounds compared to 17.0 million pounds in 1998. Average realized selling prices for mill products increased to $16.06 per pound in 1999 compared to $15.15 per pound in 1998 as a result of improved product mix. Fabrication and Distribution Group sales increased to $100.2 million in 1999 from $91.6 in 1998. Fabrication and Distribution sales were favorably impacted by the full year effect in 1999 of the additions of NCM and Weld-Tech during the fourth quarter of 1998. This increase was partially offset by reduced sales in the Company's energy businesses.

     Gross Profit. Gross profit for the year ended December 31, 1999 amounted to $33.6 million, or 13.8% of sales compared to $91.8 million, or 27.2% of sales in 1998. This decrease results primarily from work stoppage related effects, reduced margins and shipment levels in Fabrication and Distribution energy markets and startup costs at the Company's newly expanded Galt Alloys facility.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses amounted to $24.8 million in 1999 compared to $19.9 million in 1998. This increase results primarily from the full year effect of the acquisitions of NCM and Weld-Tech.

     Research, Technical and Product Development Expenses. Gross research, technical and product development costs amounted to $4.5 million in 1999 and $4.4 million in 1998. Certain customers assist in funding the Company's overall research and product development costs. Such funding, which is treated as a reduction of expense, reduced the Company's portion of research and development expense to $4.0 million in 1999 and $3.9 million in 1998.

     Operating Income. Operating income for the year ended December 31, 1999 amounted to $4.8 million, or 2.0% of sales compared to $68.0 million, or 20.2% of sales in 1998. This reduction results primarily from work stoppage related effects, reduced margins and shipment levels in Fabrication and Distribution's energy markets and startup costs at the Company's newly expanded Galt Alloys facility. Full year effects of the Company's newly acquired New Century Metals and Weld-Tech acquisitions also increased period costs in selling, general and administrative expenses.

     Income Taxes. For the year ended December 31, 1999, the Company recorded a provision for income taxes of $1.3 million compared to $2.0 million provision in 1998. The income tax provision of $1.3 million recorded in 1999 is comprised of a current income tax benefit of $4.2 million and a deferred tax provision of $5.5 million. The income tax provision of $2.0 million recorded in 1998 was comprised of a current provision of $8.2 million and a deferred tax benefit of $6.2 million. The effective tax rate for the year ended December 31, 1999 was approximately 37% compared to 2.8% in 1998. The difference between the statutory tax rate of 35% and the effective rate for the year ended December 31, 1999 is primarily due to state income taxes and non-deductible goodwill amortization. The difference between the statutory tax rate of 35% and the effective tax rate for the year ended December 31, 1998 was primarily due to adjustments to the deferred tax valuation allowance.

     Other Income. Other income in 1999 amounted to $1.1 million compared to $2.8 million in 1998. This decrease results primarily from a decrease in investment income on short-term securities.

     Interest Expense. Interest expense in 1999 amounted to $2.6 million compared to $0.7 million in 1998. This increase results primarily from increased levels of borrowing.

     Net Income. Net income for year ended December 31, 1999 amounted to $2.2 million, or 0.9% of sales compared to $68.1 million, or 20.2% of sales in 1998. This decrease is due primarily to reduced titanium mill product shipments, startup costs at the Company's Galt facility, the work stoppage and restart of operations in the first half and higher losses in the Fabrication and Distribution businesses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales for the year ended December 31, 1998 increased to $337.5 from $318.5 million in 1997, an increase of $19.0 million, or 6%. Sales in the Titanium Group decreased to $229.1 million in 1998 from $243.9 million in 1997. This decrease is due primarily to reduced titanium mill product shipments in the fourth quarter of 1998 resulting from the work stoppage at RMI's Niles, Ohio plant, partially offset by higher average selling prices on mill products and a shift in product mix toward more value-added higher margin flat rolled products such as sheet and plate and away from lower margin commodity products such as billet and bloom. Mill product shipments for 1998 amounted to 17.0 million pounds compared to 18.8 million pounds in 1997. Average realized selling prices for mill products increased to $15.15 per pound in 1998 compared to $14.23 per pound in 1997. Fabrication and Distribution Group sales increased to $91.6 million in 1998 from $61.4 in 1997. Fabrication and Distribution sales were favorably impacted by the addition of New Century Metals and Weld-Tech during the fourth quarter of 1998.

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

     Operating Income. Operating income for the year ended December 31, 1998 amounted to $68.0 million, or 20.2% of sales compared to $56.3 million, or 17.7% of sales in 1997. This improvement resulted primarily from increases in average realized selling prices, a shift in mill product shipments from low margin commodity products to higher-value flat rolled products and the inclusion of NCM and Weld-Tech operating results during the fourth quarter, partially offset by the adverse effects of the work stoppage.

     Income Taxes. For the year ended December 31, 1998, the Company recorded a provision for income taxes of $2.0 million compared to a $2.8 million income tax benefit in 1997. The income tax provision of $2.0 million recorded in 1998 is comprised of a current income tax provision of $8.2 million and a deferred tax benefit of $6.2 million. Both components were significantly affected by adjustments to the Company's deferred tax asset valuation allowance resulting from changes in the Company's expectations about the ultimate realization of its deferred tax assets. Exclusive of these adjustments, the effective federal tax rate for the year ended December 31, 1998 was approximately 26%. The difference between the statutory tax of 35% and the effective tax rate for the year ended December 31, 1998 is primarily due to adjustments to the deferred tax asset valuation allowance related to expected current year results.

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

OUTLOOK

     Because of the Asian financial crisis, production difficulties at its manufacturing facilities and uncertain global economic conditions which affects the demand for commercial aircraft, Boeing Commercial Airplane Group recently made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 2000-2001 time frame. Aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. The extent or duration of this inventory adjustment period, or the amount of excess inventory in the procurement pipeline is unknown. The Company has experienced some order cancellations, and in addition volume and pricing of incoming orders has shown some softening particularly in forging products such as ingot and bloom. Demand and pricing for the Company's core value-added products, alloy sheet and plate, while softening somewhat, remain relatively strong. The reduction of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. However, increased military spending should result in increased military aerospace demand. Based on currently available information, the Company anticipates that the U.S. titanium industry's total shipments will decrease in 2000 from 1999 levels although the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     On January 29, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI would supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes drop below the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement RMI presented a demand notice of approximately $7.0 million to Boeing Commercial Airplane Group for such compensation since 1999 shipments amounted to only 900,000 pounds. RMI has not yet received any of the proceeds related to this claim, nor has it accrued the effect of the expected revenues.

     In another accord, RMI, through its French affiliate, Reamet, was chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes.

     During the second quarter of 1998, RMI was designated the sole supplier of titanium mill products for the Air Force F-22 fighter being built by Lockheed Martin and Boeing. The new contract began in 1998 and will continue through the life of the program with approximately 339 aircraft forecast to be produced by the year 2012. Revenues over the life of this contract could potentially total $340 million.

     RMI was also selected by military aircraft producers Boeing and Northrop as the principal supplier of titanium alloy plate and alloy sheet including just-in-time, cut-to-size products, for the C-17 Transport and the F/A-18 Hornet programs. The Hornet program includes the new E/F version which utilizes considerably more titanium than earlier C/D models. The agreement began in May 1999 and runs through April 2001.

     RMI is also the principal supplier of alloy sheet to B.F. Goodrich Aerospace Aerostructures Group, which designs and manufactures engine nacelle systems for large commercial and military aerospace applications. RMI has contracts with Construcciones Aeronauticas S.A. (CASA) of Spain and Daimler-Benz Aerospace AG of Germany for their alloy plate and sheet requirements in connection with the Airbus and Eurofighter programs. All three contracts, with potential revenues totaling $60 million, began in 1999 and extend for a minimum of three years.

     As a result of softening aerospace demand, and the aerospace inventory adjustments referred to above, the Company's total order backlog as of December 31, 1999 was approximately $150 million, compared to $303 million at December 31, 1998. The backlog includes amounts for the Company's newly acquired subsidiaries, New Century Metals and Weld-Tech Engineering Services L.P.

     On April 12, 1999, a strike by the United Steelworkers of America that began on October 1, 1998 was settled by negotiation. The Niles plant is the Company's largest production facility. Operations at the plant were conducted by nonstriking personnel at a rate of approximately 40-50% of normal production levels while negotiations continued. The cost of the strike, including lost shipments, was estimated to have been between $1.0 to $2.5 million per month. Fourth quarter 1998 and first quarter 1999 results were adversely impacted by the effects of the work stoppage. Second quarter 1999 results were also effected as the strike extended until April 12, 1999 and startup and retraining time delayed the resumption of full operations until July 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $20.0 million in 1999 compared to $33.1 million in 1998. The change in net cash flows from operating activities for the year ended December 31, 1999, compared to the comparable 1998 period was due primarily to reduced income partially offset by reduced spending on working capital compared to 1998. Working capital amounted to $209.2 million at December 31, 1999, compared to $196.2 million at December 31, 1998. The increase in working capital results primarily from the repayment of the NCM note payable in January 1999. The Company's working capital ratio was 5.8 to 1 at December 31, 1999 compared to 4.3 to 1 at December 31, 1998.

     During 1999 and 1998, the Company's cash flow requirements for capital expenditures were funded by cash flow from operations and borrowing under the Company's $150 million unsecured credit facility. Cash flow requirements for the acquisitions made in 1998 were provided through a combination of cash from operating activities and borrowings under the Company's credit facility. No acquisitions were made in 1999.

     The Company anticipates that it will be able to fund its 2000 working capital requirements and its capital expenditures from funds generated primarily by operations.

     On September 9, 1999, RTI filed a universal shelf registration with the Securities and Exchange Commission. The registration would permit RTI to issue up to $100 million of debt and/or equity securities at an unspecified future date. The proceeds of any such issuance could be utilized to finance acquisitions, capital investments or other general purposes; however, RTI has no immediate plans to do so.

CAPITAL EXPENDITURES

     Gross capital expenditures for the years ended December 31, 1999 and 1998 amounted to $27.2 and $33.1 million, respectively. Included in 1999 spending was $4.4 million on the Galt Alloys expansion, $3.3 million related to a new 5,000 ton press at NCM, $3.0 million for a new machine shop at the Company's Houston facility, approximately $4.0 million for process improvements in Niles, Ohio and $9.8 million on the Company's Enterprise Resource Planning (ERP) software system. RTI anticipates that current capital spending plans can be funded using cash provided from internally generated sources. Capital spending for 2000 is budgeted at approximately $15.0 million.

     After completing an evaluation of future information technology needs and growth, together with expanding requirements for additional decision making tools, the Company decided to install an ERP software system. In 1999 the ERP system was installed at the Company's largest domestic operations, and will eventually be installed at all domestic and foreign operations. The Company spent $6.3 million in 1998. Approximately $1.7 million is budgeted for 2000.

CREDIT AGREEMENT

     RTI entered into an unsecured credit agreement, dated September 30, 1998 (the "Credit Facility"), to replace RMI's then existing credit facilities. This agreement provides for $125 million five-year and $25 million one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. Total borrowings are subject to a maximum leverage test in accordance with the agreement. Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 0.5% to 1.5%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At December 31, 1999, the Company was in compliance with all covenants under this credit agreement and, under these covenants, had additional borrowing capacity of approximately $23.4 million. At December 31, 1999, $36.2 million was outstanding under the facility.

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

     At December 31, 1999, the amount accrued for future environment-related costs was $2.6 million. Based on available information, the Company believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NEW ACCOUNTING STANDARDS

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value will be recognized in income immediately if the derivatives are deemed not to be effective hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the financial effect of the adoption of SFAS No. 133.

YEAR 2000 COMPLIANCE

     This is a "Year 2000 readiness disclosure" as that term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998. Beginning in January of 1996, the Company began to aggressively manage its computer software and hardware to insure that the Year 2000 date change would not adversely impact its business. The Company made certain investments in its application software to ensure the Company was Year 2000 compliant. In addition, the Company monitored the compliance efforts of entities with which it interacts. The Company began modification of its internally developed proprietary software in 1996. Noninformation technology systems such as process control devices and other automated equipment which may have contained imbedded chips that could have been affected by the year 2000 problem were identified and modified during 1999. The Company contacted its key vendors, suppliers and service providers to monitor their compliance efforts. A follow-up was made with those third parties not responding to the Company's original request. To the extent necessary, the Company identified alternative suppliers. A survey of the Company's customers to assess their Year 2000 readiness was performed. The Company spent $1.0 million to inventory, assess, modify and test both its information and noninformation technology requirements. These costs do not include the Enterprise Resource Planning software.

     Following a thorough evaluation and review of its existing and future information technology requirements, RTI invested in a packaged Enterprise Resource Planning (ERP) software system which replaced much of the Company's existing business systems. Initially, the ERP system was installed at the Company's largest domestic operations. Eventually, all domestic and foreign operations will be converted to the new system.

     The ERP system is certified Year 2000 compliant. The system replaced certain existing software which was not restructured to address the year-end change at December 31, 1999.

     The Company spent approximately $16.1 million for consulting, software and hardware in conjunction with the Enterprise Resource Planning software. Of that amount, $9.8 million was spent in 1999, and $6.3 million was spent in 1998. The Company expects to spend an additional $1.7 million in 2000.

     The Company believes that its Year 2000 compliance efforts were successful, that its ability to manufacture and distribute its products was not impaired by Year 2000 issues, and that it will not incur liability for breach of contract or other harm arising out of any failure of its ERP system to be Year 2000 compliant.

WORK STOPPAGE

     RMI and the United Steelworkers reached an agreement on a four and a half year agreement after a six month strike which ended April 12, 1999. The new agreement provided the union with increases in wages and pensions while in turn they agreed to significant changes in work rules. Operations during the strike were conducted by management and salaried personnel at a rate of approximately 40-50% of normal production levels. The cost of the strike including the effect of lost shipments was estimated at $1.0 to $2.5 million per month from January through June of 1999. Startup and retraining costs were incurred from mid-April through June. The effect of the work stoppage for the entire fourth quarter 1998 was also estimated at $1.0 to $2.5 million per month. The Niles plant is the Company's largest production facility.

ACQUISITIONS

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals, Inc., for $35 million and the payment by RTI of certain bank debt amounting to $8.9 million. The $35 million purchase price consisted of $16 million in cash, a $16 million note, payable January 4, 1999, bearing interest at 5.81% per annum, and $3 million of the Company's common stock valued at $19.2875 per share. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil and gas exploration and production, and power generation industries. In addition to the manufacturing facilities, NCM operates four distribution centers in the United States and one in England.

     Also on October 1, 1998, RTI acquired all of the assets of Weld-Tech Engineering, L.P., for $11.3 million in cash and the payment of a $1.4 million note owed by Weld-Tech to a corporation, the shareholders of which were also partners of Weld-Tech. Weld-Tech, based in Houston, Texas, operates under the name RTI Energy Systems. Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services.

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

     The Company is also subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than the U.S. dollar. The Company does not use forward exchange contracts to manage these risks, which are considered to be minimal. The majority of the Company's sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
       Report of Management........................................   22
       Report of Independent Accountants...........................   22

       FINANCIAL STATEMENTS:
         Consolidated Statement of Income for the years ended
            December 31, 1999, 1998 and 1997.......................   23
         Consolidated Balance Sheet at December 31, 1999 and
            1998...................................................   24
         Consolidated Statement of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997.......................   25
         Consolidated Statement of Shareholders' Equity for the
            years ended December 31, 1999, 1998 and 1997...........   26
         Notes to Consolidated Financial Statements................   27

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                              REPORT OF MANAGEMENT

     RTI International Metals, Inc., has prepared and is responsible for the consolidated financial statements and other financial information included in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts based on the best judgments and estimates of management. Financial information displayed in other sections of this Annual Report is consistent with that in the consolidated financial statements.

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

/s/ T. G. Rupert
T. G. Rupert
President and
Chief Executive Officer

/s/ Lawrence W. Jacobs
Lawrence W. Jacobs
Vice President,
Chief Financial Officer and Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RTI INTERNATIONAL METALS, INC.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 28, 2000

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Sales......................................................  $243,309    $337,476    $318,530
Operating costs:
Cost of sales..............................................   209,703     245,710     245,687
Selling, general and administrative expenses...............    24,794      19,884      13,397
Research, technical and product development expenses.......     4,043       3,886       3,131
                                                             --------    --------    --------
     Total operating costs.................................   238,540     269,480     262,215
                                                             --------    --------    --------
Operating income...........................................     4,769      67,996      56,315
Other income-net...........................................     1,319       2,773       1,246
Interest expense...........................................    (2,561)       (668)       (244)
                                                             --------    --------    --------
Income before income taxes.................................     3,527      70,101      57,317
Provision (credit) for income taxes (Note 8)...............     1,304       1,958      (2,768)
                                                             --------    --------    --------
Net income.................................................  $  2,223    $ 68,143    $ 60,085
                                                             ========    ========    ========
Net income per common share (Note 4)
  Basic....................................................  $   0.11    $   3.31    $   2.94
                                                             ========    ========    ========
  Diluted..................................................  $   0.11    $   3.29    $   2.92
                                                             ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                1999        1998
                                                              --------    --------
                           ASSETS
ASSETS:
Cash and cash equivalents...................................  $  3,664    $ 11,075
Receivables, less allowance for doubtful accounts of $1,454
  and $911 (Note 5).........................................    56,050      63,077
Inventories, net (Note 6)...................................   175,783     166,835
Deferred income taxes (Note 8)..............................     6,764       2,259
Other current assets........................................    10,508      11,685
                                                              --------    --------
     Total current assets...................................   252,769     254,931
Property, plant and equipment, net (Note 7).................    96,524      77,024
Deferred income taxes (Note 8)..............................     2,274      13,675
Goodwill....................................................    37,366      38,144
Other noncurrent assets.....................................    11,310      12,246
                                                              --------    --------
     Total assets...........................................  $400,243    $396,020
                                                              ========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Note payable (Note 3).......................................  $     --    $ 16,000
Accounts payable............................................    20,271      16,279
Accrued wages and other employee costs......................    16,560      15,446
Other accrued liabilities...................................     6,764      10,981
                                                              --------    --------
     Total current liabilities..............................    43,595      58,706
Long-term debt (Note 9).....................................    36,200      20,080
Accrued postretirement benefit cost (Note 10)...............    19,383      19,020
Other noncurrent liabilities................................     5,461       5,449
                                                              --------    --------
     Total liabilities......................................   104,639     103,255
                                                              --------    --------
Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY:
Common Stock, $0.01 par value; 50,000,000 and 30,000,000
  shares authorized; 20,860,599 and 20,719,758 shares
  issued; and 20,798,299 and 20,719,758 outstanding.........       208         207
Additional paid-in capital..................................   239,812     238,109
Deferred compensation.......................................    (2,660)     (2,012)
Treasury Stock, at cost; 62,300 and 0 shares................      (440)         --
Accumulated earnings........................................    58,684      56,461
                                                              --------    --------
     Total shareholders' equity.............................   295,604     292,765
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $400,243    $396,020
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  2,223    $68,143    $60,085
Adjustment for items not affecting funds from operations:
     Depreciation and amortization..........................     9,338      5,426      5,047
     Deferred income taxes..................................     6,894     (6,266)    (2,768)
     Other noncash charges-net..............................     1,016        435        617

Changes in assets and liabilities (net of effects of
  businesses acquired):
     Receivables............................................     7,027     16,354    (10,463)
     Inventories............................................    (8,948)   (32,777)   (25,886)
     Accounts payable.......................................     3,992    (14,322)     7,368
     Other current liabilities..............................    (3,103)       514      5,259
     Other assets and liabilities...........................     1,609     (4,452)      (876)
                                                              --------    -------    -------
       Cash provided by operating activities................    20,048     33,055     38,383

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries, net of cash acquired.........   (16,000)   (39,287)    (2,605)
  Capital expenditures......................................   (27,179)   (33,131)    (7,894)
                                                              --------    -------    -------
       Cash used in investing activities....................   (43,179)   (72,418)   (10,499)
                                                              --------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................        40        184      1,095
  Borrowings under revolving credit agreements..............    16,120     20,080         --
  Debt repayments...........................................        --         --     (4,565)
  Treasury common stock repurchased.........................      (440)       (37)      (147)
                                                              --------    -------    -------
       Cash provided by (used in) financing activities......    15,720     20,227     (3,617)
                                                              --------    -------    -------
Increase (decrease) in cash and cash equivalents............    (7,411)   (19,136)    24,267
Cash and cash equivalents at beginning of period............    11,075     30,211      5,944
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $  3,664    $11,075    $30,211
                                                              ========    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized).........  $  2,218    $   412    $    72
                                                              ========    =======    =======
Cash paid for income taxes..................................  $    712    $ 7,982    $ 1,105
                                                              ========    =======    =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for restricted stock awards........  $  1,502    $ 1,347    $   832
                                                              ========    =======    =======
Issuance of note payable for purchase of business...........  $     --    $16,000    $    --
                                                              ========    =======    =======
Issuance of common stock for purchase of business...........  $     --    $ 2,774    $    --
                                                              ========    =======    =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                    EXCESS
                                                ADDT'L.                   TREASURY   ACCUMULATED    MINIMUM
                           SHARES      COMMON   PAID-IN      DEFERRED      COMMON     EARNINGS      PENSION
                         OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK      (DEFICIT)    LIABILITY    TOTAL
                         -----------   ------   --------   ------------   --------   -----------   ---------   --------
Balance at December 31,
  1996.................  20,290,550     $208    $234,958     $  (557)     $(3,078)    $(71,767)     $(1,028)   $158,736
Shares issued for
  directors'
  compensation.........       3,346       --          87          --           --           --           --          87
Shares issued for
  restricted stock
  award plans..........      34,950       --         832        (832)          --           --           --          --
Compensation expense
  recognized...........          --       --          --         289           --           --           --         289
Treasury common stock
  purchased at cost....      (7,287)                  --          --         (147)          --           --        (147)
Shares issued upon
  exercise of employee
  stock options........     125,209        2       1,093          --           --           --           --       1,095
Net income.............          --       --          --          --           --       60,085           --      60,085
Adjustment to minimum
  pension liability....          --       --          --          --           --           --        1,028       1,028
Comprehensive income...
                         ----------     ----    --------     -------      -------     --------      -------    --------
Balance at December 31,
  1997.................  20,446,768     $210    $236,970     $(1,100)     $(3,225)    $(11,682)     $    --    $221,173
Shares issued for
  directors'
  compensation.........       4,416       --          92          --           --           --           --          92
Shares issued for
  restricted stock
  award plans..........      69,125       --       1,347      (1,347)          --           --           --          --
Compensation expense
  recognized...........          --       --          --         435           --           --           --         435
Treasury common stock
  purchased at cost....      (1,816)      --          --          --          (37)          --           --         (37)
Shares issued upon
  exercise of employee
  stock options........      45,725        1         183          --           --           --           --         184
Reorganization of RMI
  Titanium Company and
  RTI International
  Metals...............          --       (6)     (3,256)         --        3,262           --           --          --
Shares issued in New
  Century Metals
  acquisition..........     155,540        2       2,773          --           --           --           --       2,775
Net income.............          --       --          --          --           --       68,143           --      68,143
Comprehensive income...          --       --          --          --           --           --           --
                         ----------     ----    --------     -------      -------     --------      -------    --------
Balance at December 31,
  1998.................  20,719,758     $207    $238,109     $(2,012)     $    --     $ 56,461      $    --    $292,765
Shares issued for
  directors'
  compensation.........      12,841       --         162          --           --           --           --         162
Shares issued for
  restricted stock
  award plans..........     118,250        1       1,501      (1,502)          --           --           --          --
Compensation expense
  recognized...........          --       --          --         854           --           --           --         854
Treasury common stock
  purchased at cost....     (62,300)      --          --          --         (440)          --           --        (440)
Shares issued upon
  exercise of employee
  stock options........       9,750       --          40          --           --           --           --          40
Net income.............          --       --          --          --           --        2,223           --       2,223
Comprehensive income...
                         ----------     ----    --------     -------      -------     --------      -------    --------
Balance at December 31,
  1999.................  20,798,299     $208    $239,812     $(2,660)     $  (440)    $ 58,684      $    --    $295,604
                         ==========     ====    ========     =======      =======     ========      =======    ========


                         COMPREHENSIVE
                            INCOME
                         -------------
Balance at December 31,
  1996.................
Shares issued for
  directors'
  compensation.........
Shares issued for
  restricted stock
  award plans..........
Compensation expense
  recognized...........
Treasury common stock
  purchased at cost....
Shares issued upon
  exercise of employee
  stock options........
Net income.............     $60,085
Adjustment to minimum
  pension liability....       1,028
                            -------
Comprehensive income...     $61,113
                            =======
Balance at December 31,
  1997.................
Shares issued for
  directors'
  compensation.........
Shares issued for
  restricted stock
  award plans..........
Compensation expense
  recognized...........
Treasury common stock
  purchased at cost....
Shares issued upon
  exercise of employee
  stock options........
Reorganization of RMI
  Titanium Company and
  RTI International
  Metals...............
Shares issued in New
  Century Metals
  acquisition..........
Net income.............     $68,143
                            -------
Comprehensive income...     $68,143
                            =======
Balance at December 31,
  1998.................
Shares issued for
  directors'
  compensation.........
Shares issued for
  restricted stock
  award plans..........
Compensation expense
  recognized...........
Treasury common stock
  purchased at cost....
Shares issued upon
  exercise of employee
  stock options........
Net income.............     $ 2,223
                            -------
Comprehensive income...     $ 2,223
                            =======
Balance at December 31,
  1999.................

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

Building and improvements...................................  20-25 years
Machinery and equipment.....................................  10-14 years
Furniture and fixtures......................................   3-10 years

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

  Environmental:

     The Company expenses environmental expenditures related to existing conditions from which no future benefit is determinable. Expenditures that enhance or extend the life of the assets are capitalized. The Company determines its liability for remediation on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

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

     The majority of employees in the Fabrication and Distribution Group participate in defined contribution or money purchase plans. Employees of Tradco, Inc., participate in a defined benefit plan.

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

  Income taxes:

     In connection with the 1990 Reorganization and Initial Public Offering, the tax basis of RMI Titanium Company's assets at that time reflected the fair market value of the common stock then issued by RMI. The new tax basis was allocated to all assets of RMI based on federal income tax rules and regulations, and the results of an independent appraisal. For financial statement purposes, these assets are carried at historical cost. As a result, the tax basis of a significant portion of RMI's assets exceeds the related book values and depreciation and amortization for tax purposes exceeds the corresponding financial statement amounts.

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. In addition, deferred tax assets can result from net operating losses ("NOL") which can be carried forward to offset future taxable income.

     Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The Company continually evaluates the available evidence supporting the realization of deferred tax assets and adjusts the valuation allowance accordingly.

  Stock-based compensation:

     As permitted by the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to measure stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and to adopt the disclosure-only alternative described in SFAS No. 123. For stock options granted at exercise prices less than fair value, the Company records deferred stock-based compensation. Such deferred stock-based compensation is amortized over the vesting period of each individual award.

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

NOTE 4--EARNINGS PER SHARE:

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for each of the years ended December 31, 1999, 1998, 1997 follows (in thousands except number of shares and per share amounts):

                                                       NET                    EARNINGS
                                                     INCOME       SHARES      PER SHARE
                                                     -------    ----------    ---------
For the year ended December 31, 1999
Basic EPS..........................................  $ 2,223    20,776,200      $0.11
Effect of potential common stock:
  Stock options....................................       --        94,683         --
                                                     -------    ----------      -----
Diluted EPS........................................  $ 2,223    20,870,883      $0.11
                                                     =======    ==========      =====
For the year ended December 31, 1998
Basic EPS..........................................  $68,143    20,560,824      $3.31
Effect of potential common stock:
  Stock options....................................                123,803       0.02
                                                     -------    ----------      -----
Diluted EPS........................................  $68,143    20,684,627      $3.29
                                                     =======    ==========      =====
For the year ended December 31, 1997
Basic EPS..........................................  $60,085    20,401,601      $2.94
Effect of potential common stock:
  Stock options....................................       --       165,254       0.02
                                                     -------    ----------      -----
Diluted EPS........................................  $60,085    20,566,855      $2.92
                                                     =======    ==========      =====

NOTE 5--ACCOUNTS RECEIVABLE:

                                                             DECEMBER 31,
                                                          ------------------
                                                           1999       1998
                                                          -------    -------
Trade and commercial customers..........................  $56,824    $62,634
U.S. Government--Department of Energy...................      680      1,354
                                                          -------    -------
                                                           57,504     63,988
Less--Allowance for doubtful accounts...................   (1,454)      (911)
                                                          -------    -------
                                                          $56,050    $63,077
                                                          =======    =======

NOTE 6--INVENTORIES:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Raw materials and supplies.............................  $ 65,468    $ 73,820
Work-in-process and finished goods.....................   128,140     111,103
Adjustment to LIFO values..............................   (17,825)    (18,088)
                                                         --------    --------
                                                         $175,783    $166,835
                                                         ========    ========

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
Land.................................................  $   1,174    $   1,247
Buildings and improvements...........................     41,752       42,059
Machinery and equipment..............................    125,894      112,228
Other................................................     37,626       19,976
Construction in progress.............................      9,427       11,718
                                                       ---------    ---------
                                                         215,873      187,228
Less--Accumulated depreciation.......................   (119,349)    (110,204)
                                                       ---------    ---------
                                                       $  96,524    $  77,024
                                                       =========    =========

NOTE 8--INCOME TAXES:

     The "Provision (credit) for income taxes" caption in the Consolidated Statement of Income includes the following income tax expense (benefit):

                            DECEMBER 31, 1999              DECEMBER 31, 1998              DECEMBER 31, 1997
                       ---------------------------    ---------------------------    ----------------------------
                       CURRENT   DEFERRED   TOTAL     CURRENT   DEFERRED   TOTAL     CURRENT   DEFERRED    TOTAL
                       -------   --------   ------    -------   --------   ------    -------   --------   -------
Federal..............  $(4,227)   $5,287    $1,060    $6,467    $(4,155)   $2,312     $ --     $(2,768)   $(2,768)
State................      36        318       354     1,250     (2,111)     (861)      --          --         --
Foreign..............     (42)       (68)     (110)      507         --       507       --          --         --
                       -------    ------    ------    ------    -------    ------     ----     -------    -------
    Total............  $(4,233)   $5,537    $1,304    $8,224    $(6,266)   $1,958     $ --     $(2,768)   $(2,768)
                       =======    ======    ======    ======    =======    ======     ====     =======    =======

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision (benefit) follows:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                    1999      1998       1997
                                                   ------   --------   --------
Statutory rate of 35% applied to income before
  income taxes...................................  $1,234   $ 24,535   $ 20,061
Effects of net operating loss carryforwards and
  valuation allowance adjustments................     312    (22,752)   (21,255)
State income taxes, net of federal benefit.......     559       (560)        --
Adjustments of prior year's tax..................    (844)       777         --
Effects of foreign operations....................    (530)      (109)        --
Nondeductible business expenses..................     573        201         60
Other miscellaneous..............................      --       (134)    (1,634)
                                                   ------   --------   --------
     Total provision (benefit)...................  $1,304   $  1,958   $ (2,768)
                                                   ======   ========   ========

Deferred tax assets and liabilities resulted from the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
Deferred Tax Assets
  Inventories...............................................    $  5,122    $  6,756
  Property, plant and equipment.............................          --       1,705
  Intangible assets.........................................       1,585       1,652
  Other postretirement benefit costs........................       7,888       7,740
  Other employment costs....................................       2,809       2,484
  Tax credits...............................................          44       1,519
  Environmental related costs...............................       1,074       1,634
  Other.....................................................       1,472         986
                                                                --------    --------
     Total deferred tax assets..............................      19,994      24,476
Deferred tax liabilities
  Pension costs.............................................      (6,036)     (7,820)
  Property, plant and equipment.............................      (4,195)         --
  Federal effect of state deferred tax assets...............        (413)       (722)
                                                                --------    --------
     Total deferred tax liabilities.........................    $(10,644)   $ (8,542)
  Valuation Allowance.......................................        (312)         --
                                                                --------    --------
Net deferred tax asset......................................    $  9,038    $ 15,934
                                                                ========    ========

NOTE 9--LONG-TERM DEBT:

     Concurrent with the 1998 Reorganization, RTI entered into a credit agreement dated September 30, 1998 (the "Credit Facility"), replacing RMI's then existing credit facilities. The unsecured Credit Facility provides for $125 million in five-year borrowings and $25 million in one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 60% of qualified inventory. At December 31, 1999, $36.2 million was outstanding under the facility.

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

     The Credit Facility contains additional terms and financial covenants which are typical for other similar facilities. At December 31, 1999 the Company was in compliance with all covenants and terms of the Credit Facility.

                                                             DECEMBER 31,
                                                          ------------------
                                                           1999       1998
                                                          -------    -------
Revolving Credit Facility dated September 30, 1998,
  Maturing September 29, 2003 bearing interest at 6.02%
  at December 31, 1999..................................  $36,200    $20,080
                                                          -------    -------
                                                          $36,200    $20,080
                                                          =======    =======

NOTE 10--EMPLOYEE BENEFIT PLANS:

     The following table provides reconciliations of the changes in the Company's pension and other postemployment benefit plan obligations and the values of plan assets for the years ended December 31, 1999 and 1998, and a statement of the funded status as of December 31, 1999 and 1998.

                                                           PENSION          OTHER POSTRETIREMENT
                                                        BENEFIT PLANS          BENEFIT PLANS
                                                      ------------------    --------------------
                                                       1999       1998        1999        1998
                                                      -------    -------    --------    --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation January 1........................  $79,094    $76,630    $19,748     $19,227
Service cost........................................    1,801      1,465        197         291
Interest cost.......................................    5,461      5,154      1,211       1,312
Plan amendments.....................................    4,904       (710)        --          --
Actuarial (gain) loss...............................       24      2,569     (3,483)        522
Benefits paid.......................................   (6,445)    (6,014)    (1,044)     (1,604)
                                                      -------    -------    -------     -------
Benefit obligation December 31......................  $84,839    $79,094    $16,629     $19,748
                                                      =======    =======    =======     =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets January 1.................  $94,501    $84,697
Actual return on plan assets........................    5,845     12,512
Employer contributions..............................      214      3,306
Benefits paid.......................................   (6,445)    (6,014)
                                                      -------    -------
Fair value of plan assets December 31...............  $94,115    $94,501
                                                      =======    =======

     As of December 31, 1999, approximately 56.4% of the plans' assets are invested in equity securities, 20.9% in government debt instruments, and the balance in cash equivalents or debt securities.

                                                         PENSION          OTHER POSTRETIREMENT
                                                      BENEFIT PLANS          BENEFIT PLANS
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
FUNDED STATUS:
Funded status December 31.......................    $ 9,276    $15,407    $(16,629)   $(19,748)
Unrecognized net transition obligation..........        256        563          --          --
Unrecognized (gain) loss........................       (364)    (1,550)     (2,754)        728
Unrecognized prior service cost.................      5,970      1,857          --          --
                                                    -------    -------    --------    --------
Net amount recognized...........................    $15,138    $16,277    $(19,383)   $(19,020)
                                                    =======    =======    ========    ========

     Amounts recognized in the Consolidated Balance Sheet at December 31 consist of the following:

                                                 PENSION          OTHER POSTRETIREMENT
                                              BENEFIT PLANS          BENEFIT PLANS
                                            ------------------    --------------------
                                             1999       1998        1999        1998
                                            -------    -------    --------    --------
Prepaid benefit cost....................    $15,138    $16,277    $     --    $     --
Accrued benefit liability...............         --         --     (19,383)    (19,020)
                                            -------    -------    --------    --------
                                            $15,138    $16,277    $ 19,383    $(19,020)
                                            =======    =======    ========    ========

     Net periodic benefit costs as determined by independent actuaries, include the following components:

                                                                      OTHER POSTRETIREMENT
                                         PENSION BENEFIT PLANS           BENEFIT PLANS
                                      ---------------------------   ------------------------
                                       1999      1998      1997      1999     1998     1997
                                      -------   -------   -------   ------   ------   ------
Service cost.......................   $ 1,801   $ 1,465   $ 1,252   $  197   $  291   $  260
Interest cost......................     5,461     5,154     5,166    1,211    1,312    1,405
Expected return on assets..........    (7,183)   (6,515)   (6,159)      --       --       --
Prior service cost amortization....       791       445       445       --       --       --
Amortization of actuarial loss.....       175       223        69       --       --      130
Amortization of transition
  Obligation.......................       307       307       307       --       --       --
                                      -------   -------   -------   ------   ------   ------
Net periodic benefit cost..........   $ 1,352   $ 1,079   $ 1,080   $1,408   $1,603   $1,795
                                      =======   =======   =======   ======   ======   ======

     Assumptions used in the determination of the benefit obligations include the following:

                                                              1999      1998
                                                              ----      ----
Discount rate...............................................  7.75%     6.75%
Rate of increase in compensation............................   4.8%      4.8%
Expected return on plan assets..............................   9.0%      9.0%

     The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 1999, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense.

NOTE 11--OPERATING LEASES:

     The Company and its subsidiaries have entered into various operating leases for the use of certain equipment, principally office equipment and vehicles. The leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $3.6 million in 1999, $2.9 million in 1998 and $1.9 million in 1997.

     The Company's commitments under operating leases for years after 1999 are as follows (in thousands):

                                                 FUTURE
     2000     2001     2002     2003     2004    YEARS
    ------   ------   ------   ------   ------   ------
    $2,444   $2,574   $1,938   $1,471   $1,057    $55
    ======   ======   ======   ======   ======    ===

NOTE 12--TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services, including conversion services, from USX, which until March 31, 1999, owned approximately 27% of RTI's common stock, and related companies. The cost of such transactions to the Company amounted to $0.8 million in 1999, $0.6 million in 1998, and $1.2 million in 1997. The United States Steel and Carnegie Pension Fund (the "Pension Fund") is the trustee of the Company's pension plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. The Company paid the Pension Fund $131,000 in 1999, $136,000 in 1998 and $106,000 in 1997.

     Mr. Richard Burkhart, an officer of the Company prior to his resignation in February, 2000 received, as a 50% owner of XXI, LLC, Company, the benefit of rent paid for a building in Solon, Ohio amounting to $159,566 in 1999 and $39,891 in 1998. On January 6, 1999, RTI paid $16,247,443 to Mr. Burkhart as part of the purchase transaction for NCM. Mr. Burkhart was 50% owner of NCM.

NOTE 13--SEGMENT REPORTING

     The Company's reportable operating segments are the Titanium Group and the Fabrication and Distribution Group.

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

     Other Operations is comprised of certain small businesses and operations dissimilar to either the Titanium Group or the Fabrication and Distribution Group, and primarily consists of the Company's Environmental Services Division located in Ashtabula, Ohio. While the Environmental Services Division is structurally a part of the Titanium Group, the aggregation rules of generally accepted accounting principles do not permit combination with that group for this footnote disclosure.

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

     Segment information for the three years ended December 31, 1999 is as follows:

                                                               1999        1998        1997
                                                             --------    --------    --------
NET SALES:
Titanium
  Trade....................................................  $125,079    $229,170    $243,906
  Intersegment.............................................    40,680      49,716      41,064
                                                             --------    --------    --------
                                                              165,759     278,886     284,970
Fabrication and Distribution
  Trade....................................................  $100,195      91,608      61,399
  Intersegment.............................................     2,238         105         130
                                                             --------    --------    --------
                                                              102,433      91,713      61,529
Other Operations...........................................    18,035      16,698      13,225
Adjustments and Eliminations...............................   (42,918)    (49,821)    (41,194)
                                                             --------    --------    --------
       Total Net Sales.....................................  $243,309    $337,476    $318,530
                                                             ========    ========    ========

OPERATING INCOME (LOSS):
Titanium...................................................  $  9,153    $ 59,791    $ 53,498
Fabrication and Distribution...............................    (6,356)      7,399       2,475
Other Operations...........................................     1,972         806         342
                                                             --------    --------    --------
       Total...............................................  $  4,769    $ 67,996    $ 56,315
                                                             ========    ========    ========

                                                               1999        1998        1997
                                                             --------    --------    --------
Allocated Corporate Items included in Segment Operating
  Income(1):
Titanium...................................................  $ (6,500)   $ (5,015)   $ (3,343)
Fabrication and Distribution...............................    (3,633)     (1,574)       (702)
                                                             --------    --------    --------
                                                             $(10,133)   $ (6,589)   $ (4,045)
                                                             ========    ========    ========
(1) Allocated on a three factor formula based on sales, assets and payrolls.

ASSETS:
Titanium...................................................  $255,825    $253,357    $212,781
Fabrication and Distribution...............................   134,695     116,837      35,978
Other Operations...........................................       505         198         459
General Corporate Assets...................................     9,218      25,628      42,091
                                                             --------    --------    --------
       Total Consolidated Assets...........................  $400,243    $396,020    $291,309
                                                             ========    ========    ========
CAPITAL EXPENDITURES:
Titanium...................................................  $ 20,071    $ 32,031    $  7,193
Fabrication and Distribution...............................     6,995       1,100         686
Other Operations...........................................       113          --          15
                                                             --------    --------    --------
       Total Capital Spending..............................  $ 27,179    $ 33,131    $  7,894
                                                             ========    ========    ========
DEPRECIATION AND AMORTIZATION:
Titanium...................................................  $  6,425    $  4,450    $  4,726
Fabrication and Distribution...............................     2,898         958         301
Other Operations...........................................        15          18          20
                                                             --------    --------    --------
       Total depreciation and amortization.................  $  9,338    $  5,426    $  5,047
                                                             ========    ========    ========

REVENUE BY MARKET INFORMATION:
Titanium
  Aerospace................................................  $127,859    $218,719    $239,472
  Nonaerospace.............................................    55,625      60,167      53,539
                                                             --------    --------    --------
       Total...............................................  $183,484    $278,886    $293,011
Fabrication and Distribution
  Aerospace................................................  $ 75,163    $ 70,773    $ 50,945
  Nonaerospace.............................................    27,382      20,940      10,584
                                                             --------    --------    --------
       Total...............................................  $102,545    $ 91,713    $ 61,529
Other Operations
  Nonaerospace.............................................  $ 18,035    $ 16,698    $ 13,225
  Adjustments and Eliminations.............................   (60,755)    (49,821)    (49,235)
                                                             --------    --------    --------
       Total Net Sales.....................................  $243,309    $337,476    $318,530
                                                             ========    ========    ========

     The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

                                                               1999        1998        1997
                                                             --------    --------    --------

Geographic location of trade sales:
  United States............................................  $192,434    $266,596    $256,951
  England..................................................    18,775      23,770      22,193
  France...................................................    13,269      16,376      15,123
  Rest of World............................................    18,831      30,734      24,263
                                                             --------    --------    --------
       Total...............................................  $243,309    $337,476    $318,530
                                                             ========    ========    ========

Gross Property, Plant and Equipment:
  United States............................................  $213,929    $185,695    $147,014
  England..................................................     1,944       1,533       1,179
                                                             --------    --------    --------
       Total...............................................  $215,873    $187,228    $148,193
                                                             ========    ========    ========

     In 1999, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 1999, 1998 and 1997, export sales were $50.9 million, $70.9 million, and $61.6 million, respectively, principally to customers in Western Europe.

     Substantially all of the Company's sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company's sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical, credit and other risks generally associated with the aerospace industry. In the three years ended December 31, 1999, no single customer accounted for as much as 10% of consolidated sales, although Boeing Company, Airbus Industrie and their subcontractors together consume in excess of 10% of the Company's sales. Trade accounts receivable are generally not secured or collateralized.

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

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986. These studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $15 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At December 31, 1999, the amount accrued for future environmental-related costs was $2.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

  Gain Contingency

     RTI made claim against Boeing Commercial Airplane Group of approximately $7 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 1999. Actual shipments were less than one million pounds. This claim has been treated as a gain contingency under SFAS No. 5, "Accounting for Contingencies." Therefore, recognition of any amounts under this claim has been deferred pending resolution of the contingency.

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

NOTE 15--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

1989 STOCK OPTION INCENTIVE PLAN:

     The 1989 Stock Option Incentive Plan authorized the granting of options to purchase up to 775,500 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. Options granted could include stock appreciation rights. The option period was not to exceed ten years from the date of the grant. During 1995 substantially all option holders voluntarily relinquished their stock appreciation rights. No further grants can be made under the plan. There are still stock options outstanding under the Plan at December 31, 1999.

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

     During 1999, 184,500 option shares were granted at an exercise price of $12.438 and 198,000 option shares were granted at an exercise price of $9.59375. In 1998, 132,000 option shares were granted at a price of $20.1875, and in 1997 109,500 option shares were granted at a price of $25.5625. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three year period beginning with the date of the grant. All 1999 grants were outstanding at December 31, 1999.

     During 1999 and 1998, 53,500 shares and 39,750 shares, respectively, of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 1997 through 1999:

                                                                            WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                               ---------    ----------------
Balance January 1, 1997.....................................     533,100         $12.61
Granted.....................................................     109,500         $25.56
Exercised...................................................    (127,609)        $ 8.59
                                                               ---------         ------
Balance December 31, 1997...................................     514,991         $16.21
Granted.....................................................     308,000         $16.53
Exercised...................................................     (45,725)        $ 3.98
                                                               ---------         ------
Balance December 31, 1998...................................     777,266         $17.21
Granted.....................................................     382,500         $10.97
Exercised...................................................      (9,750)        $ 4.06
                                                               ---------         ------
Balance December 31, 1999...................................   1,150,016         $15.25
                                                               =========         ======

     Fair values of options at grant date were estimated using the Black-Scholes model and the assumptions listed below.

                                                              1999     1998      1997
                                                              -----    -----    ------
Expected life (years).......................................      5        5         5
Risk-free interest rate.....................................    5.5%     5.5%      5.5%
Volatility..................................................   58.8%    53.5%     45.7%
Dividend yield..............................................      0%       0%        0%
Weighted average fair value of options granted during the
  year......................................................  $6.13    $8.67    $12.12

     At December 31, 1999 the weighted average exercise price and weighted average remaining contractual life for all outstanding options was $15.25 and
7.91 years, respectively. 520,649 of the outstanding options at December 31, 1999 were exercisable at a weighted average exercise price of $17.18.

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the three years ended December 31, 1999 would have been as follows:

                                                               1999      1998       1997
                                                              ------    -------    -------
Net income
     As reported............................................  $2,223    $68,143    $60,085
     Pro forma..............................................    (101)    65,885     58,460
Basic earnings per share
     As reported............................................  $ 0.11    $  3.31    $  2.94
     Pro forma..............................................      --       3.20       2.87
Diluted earnings per share
     As reported............................................  $ 0.11    $  3.29    $  2.92
     Pro forma..............................................      --       3.18       2.84

NOTE 16--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1999 and 1998.

                                                       1ST        2ND         3RD          4TH
                       1999                          QUARTER    QUARTER     QUARTER      QUARTER
                       ----                          -------    -------    ----------    -------
Sales..............................................  $67,450    $59,186     $51,383      $65,290
Gross profit.......................................   13,338      7,773       3,499        8,996
Operating income...................................    6,291        447      (3,353)       1,384
Net income.........................................    3,742        204      (2,483)         760
Net income per share:
  Basic............................................     0.18       0.01       (0.12)        0.04
  Diluted..........................................     0.18       0.01       (0.12)        0.04

                                                       1ST        2ND         3RD          4TH
                       1998                          QUARTER    QUARTER    QUARTER(1)    QUARTER
                       ----                          -------    -------    ----------    -------
Sales..............................................  $89,039    $96,542     $81,027      $70,868
Gross profit.......................................   25,518     24,178      25,248       16,822
Operating income...................................   20,665     19,394      20,019        7,918
Net income.........................................   15,053     30,410      15,703        6,977
Net income per share:
  Basic............................................     0.73       1.48        0.76         0.34
  Diluted..........................................     0.73       1.47        0.76         0.33

---------------
(1) Net income was favorably affected by the recognition of a $16.1 million income tax benefit in the second quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" in the 2000 Proxy Statement, to be filed at a later date.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors-Compensation of Directors" and "Executive Compensation" in the 2000 Proxy Statement, to be filed at a later date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information-Security Ownership" in the 2000 Proxy Statement, to be filed at a later date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, to be filed at a later date.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) See Index to Exhibits.

(b) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1999

     None.

(c) EXHIBITS

     The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RTI INTERNATIONAL METALS, INC.

                                          By       /s/ LAWRENCE W. JACOBS

                                            ------------------------------------
                                                     Lawrence W. Jacobs
                                                      Vice President,
                                            Chief Financial Officer & Treasurer

Dated: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
CRAIG R. ANDERSSON, Director;
NEIL A. ARMSTRONG, Director;
DANIEL I. BOOKER, Director;
RONALD L. GALLATIN, Director;
CHARLES C. GEDEON, Director;
ROBERT M. HERNANDEZ, Director;
EDITH E. HOLIDAY, Director;
JOHN H. ODLE, Director;
WESLEY W. VON SCHACK, Director

                   /s/ TIMOTHY G. RUPERT                                 March 28, 2000
------------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                   /s/ TIMOTHY G. RUPERT                                 March 28, 2000
------------------------------------------------------------
                        T. G. Rupert
     Director and President and Chief Executive Officer
               (Principal Executive Officer)

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

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
10.8      Sales Agreement for the supply of titanium sponge between
          Osaka Titanium Co., Ltd., Sumitomo Corporation, Sumitomo
          Corporation of America, and RMI Titanium Company dated as of
          September 4, 1992 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1995.+
10.9      RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
10.10     Employment agreement, dated August 1, 1999, between the
          Company and John H. Odle, filed herewith.
10.11     Employment agreement, dated August 1, 1999, between the
          Company and T. G. Rupert, filed herewith.
10.12     Employment agreement, dated August 1, 1999 between the
          Company and Dawne S. Hickton, filed herewith.
10.13     Employment agreement, dated August 1, 1999 between the
          Company and Lawrence W. Jacobs, filed herewith.
10.14     Employment agreement, dated November 1, 1999, between the
          Company and Gordon L. Berkstresser, filed herewith.
21        Subsidiaries of the Company.
23.1      Consent of PricewaterhouseCoopers LLP.
24        Powers of Attorney.
27        Financial Data Schedule.
99.1      Financial Statements of The RMI Employee Savings and
          Investment Plan for the year ended December 31, 1999 (to be filed by amendment).
99.2      Financial Statements of The RMI Bargaining Unit Employee
          Savings and Investment Plan for the year ended December 31,
          1999 (to be filed by amendment).

---------------

+ Confidential treatment has been requested.