Form 10-Q
period 2000-03-31
RTI INTERNATIONAL METALS INC
filed 2000-05-12
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                                 YES X   NO  __

     At May 1, 2000, 20,851,799 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements......    2
     Consolidated Statement of Income.......................    3
     Consolidated Balance Sheet.............................    4
     Consolidated Statement of Cash Flows...................    5
     Consolidated Statement of Changes in Shareholders'
      Equity................................................    6
     Selected Notes to Consolidated Financial Statements....    7

Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   10

PART II--OTHER INFORMATION..................................   15
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   15

Item 6. Exhibits and Reports on Form 8-K....................   16

Signatures..................................................   17

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

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                   QUARTER ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Sales.......................................................  $   70,508   $   67,450
Operating costs:
Cost of Sales...............................................      59,748       54,112
Selling, general and administrative expenses................       7,144        6,019
Research, technical and product development expenses........         393        1,028
                                                              ----------   ----------
     Total operating costs..................................      67,285       61,159
                                                              ----------   ----------
Operating income............................................       3,223        6,291
Other income-net............................................         149          332
Interest expense............................................        (773)        (683)
                                                              ----------   ----------
Income before income taxes..................................       2,599        5,940
Provision for income taxes (Note 3).........................       1,014        2,198
                                                              ----------   ----------
Net income..................................................  $    1,585   $    3,742
                                                              ==========   ==========
Net income per common share (Note 4):
     Basic..................................................  $     0.08   $     0.18
                                                              ==========   ==========
     Diluted................................................  $     0.08   $     0.18
                                                              ==========   ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $    390      $  3,664
  Receivables--less allowance for doubtful accounts of
     $1,467 and $1,454......................................      58,066        56,050
  Inventories, net (Note 6).................................     172,747       175,783
  Deferred income taxes.....................................       6,766         6,764
  Other current assets......................................       9,714        10,508
                                                                --------      --------
     Total current assets...................................     247,683       252,769
  Property, plant and equipment, net........................      96,406        96,524
  Deferred income taxes.....................................       2,274         2,274
  Goodwill..................................................      36,954        37,366
  Other noncurrent assets...................................      12,355        11,310
                                                                --------      --------
     Total assets...........................................    $395,672      $400,243
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 20,251      $ 20,271
  Accrued wages and other employee costs....................      12,057        16,560
  Other accrued liabilities.................................       6,770         6,764
                                                                --------      --------
     Total current liabilities..............................      39,078        43,595
Long-term debt..............................................      34,500        36,200
Accrued postretirement benefit cost.........................      19,383        19,383
Other noncurrent liabilities................................       5,310         5,461
                                                                --------      --------
     Total liabilities......................................      98,271       104,639
                                                                --------      --------
Commitments and Contingencies (Note 5)
Shareholders' equity:
  Common Stock, $0.01 par value, 50,000,000 shares
     authorized; 20,914,099 and 20,860,599 shares issued and
     20,851,799 and 20,798,299 outstanding..................         208           208
  Additional paid-in capital................................     240,203       239,812
  Deferred compensation.....................................      (2,839)       (2,660)
  Treasury Stock, at cost; 62,300 and 62,300 shares.........        (440)         (440)
  Accumulated earnings......................................      60,269        58,684
                                                                --------      --------
Total shareholders' equity..................................     297,401       295,604
                                                                --------      --------
     Total liabilities and shareholders' equity.............    $395,672      $400,243
                                                                ========      ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 1,585   $  3,742
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................    2,927      2,339
  Deferred taxes............................................       (2)        --
  Other-net.................................................      212        122
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.................................................   (2,016)     5,307
Inventories.................................................    3,036      4,032
Accounts payable............................................      (20)    (5,545)
Other current liabilities...................................   (4,497)      (238)
Other assets and liabilities................................     (402)     1,800
                                                              -------   --------
       Cash provided by operating activities................      823     11,559
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries, net of cash acquired.........       --    (16,000)
  Capital expenditures......................................   (2,397)    (5,603)
                                                              -------   --------
       Cash used in investing activities....................   (2,397)   (21,603)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................       --          6
  Net borrowings and repayments under revolving credit
     agreement..............................................   (1,700)    16,420
                                                              -------   --------
  Cash provided by (used in) financing activities...........   (1,700)    16,426
                                                              -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (3,274)     6,382
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    3,664     11,075
                                                              -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   390   $ 17,457
                                                              =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $   170   $    752
  Cash paid for income taxes................................  $   931   $    766
  Noncash financing activities
     Issuance of common stock for restricted stock awards...  $   391   $    415

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 ADDT'L.                              RETAINED
                            SHARES      COMMON   PAID-IN      DEFERRED     TREASURY   EARNINGS               COMPREHENSIVE
                          OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     (DEFICIT)    TOTAL        INCOME
                          -----------   ------   --------   ------------   --------   ---------   --------   -------------
Balance at December 31,
  1999..................  20,798,299     $208    $239,812     $(2,660)       (440)     $58,684     295,604          --
Shares issued for
  restricted stock award
  plans.................      53,500       --         391        (391)         --           --          --          --
Compensation expense
  recognized............          --       --          --         212          --           --         212          --
Shares issued from
  exercise of employee
  stock options.........          --       --          --          --          --           --          --
Net income..............          --       --          --          --          --        1,585       1,585       1,585
                                                                                                                ------
Comprehensive income....          --       --          --          --          --           --          --      $1,585
                          ----------     ----    --------     -------       -----      -------    --------      ======
Balance at March 31,
  2000..................  20,851,799     $208    $240,203     $(2,839)      $(440)     $60,269    $297,401
                          ==========     ====    ========     =======       =====      =======    ========

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

     The Company is a successor to entities that have been operating in the titanium industry since 1951. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares.

     In November, 1996, USX Corporation completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for
5,483,600 shares of RTI Common Stock owned by USX. On March 31, 1999, USX announced that it terminated its ownership interest in the Company. USX irrevocably deposited with Chase Manhattan Trust Company, NA, all of the 5,483,600 shares of the Company's common stock it previously owned. The deposit of the shares was in full satisfaction of the Notes. Chase was the trustee under the note indenture and held the shares in trust for the benefit of the holders of the Notes until the shares were exchanged for the Notes on the maturity date.

     On February 1, 2000, Chase delivered 5,483,000 of RTI common shares to the note holders in exchange for the Notes.

NOTE 3--INCOME TAXES

     In the three months ended March 31, 2000, the Company recorded an income tax expense of $1.0 million, or 39.0% of pre-tax income. The effective tax rate for the three month period ended March 31, 2000 of 39.0% exceeded the federal statutory rate of 35% as a result of state income taxes and non-deductible goodwill amortization.

NOTE 4--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2000 and 1999 follows (in thousands except number of shares and per share amounts):

                                                               NET                  EARNINGS
                                                              INCOME     SHARES     PER SHARE
                                                              ------   ----------   ---------
For the quarter ended March 31, 2000
Basic EPS...................................................  $1,585   20,832,182     $0.08
Effect of potential common stock:
  Stock options.............................................      --       62,432        --
                                                              ------   ----------     -----
Diluted EPS.................................................  $1,585   20,894,614     $0.08
                                                              ======   ==========     =====
For the quarter ended March 31, 1999
Basic EPS...................................................  $3,742   20,743,927     $0.18
Effect of potential common stock:
  Stock options.............................................      --       82,006        --
                                                              ------   ----------     -----
Diluted EPS.................................................  $3,742   20,825,933     $0.18
                                                              ======   ==========     =====

NOTE 5--COMMITMENTS AND CONTINGENCIES

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

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") under Comprehensive Environmental Response, Compensation Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The current estimate of the cost of remediation of Fields Brook, based on recent studies, improved remediation technology and redefined cleanup standards is approximately $15 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At March 31, 2000, the amount accrued for future environmental-related costs were $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

Gain Contingency

     In 1999, RTI made claim against Boeing Commercial Airplane Group of approximately $7 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 1999. Actual shipments were less than one million pounds. This claim was treated as a gain contingency under SFAS No. 5, "Accounting for Contingencies" as of December 31, 1999 and March 31, 2000, therefore recognition of any amount realizable under this claim has been deferred.

     On April 26, 2000, Boeing satisfied the above mentioned contractual claim for approximately $6 million. The financial impact of this settlement will be reflected in the quarter ending June 30, 2000.

Other

     The company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to the business.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 6--INVENTORIES:

                                                       (DOLLARS IN THOUSANDS)
                                                 ----------------------------------
                                                 MARCH 31, 2000
                                                  (UNAUDITED)     DECEMBER 31, 1999
                                                 --------------   -----------------
Raw material and supplies......................     $ 65,510          $ 65,468
Work-in-process and finished goods.............      125,062           128,140
Adjustments to LIFO values.....................      (17,825)          (17,825)
                                                    --------          --------
                                                    $172,747          $175,783
                                                    ========          ========

NOTE 7--SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the quarterly periods ended March 31, 2000 and 1999 is as follows:

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
NET SALES:
Titanium
  Trade.....................................................  $37,286   $32,239
  Intersegment..............................................   13,647    14,130
                                                              -------   -------
                                                               50,933    46,369
Fabrication and Distribution
  Trade.....................................................   29,144    30,240
  Intersegment..............................................      175        --
                                                              -------   -------
                                                               29,319    30,240
Other operations............................................    4,078     4,971
Adjustments and eliminations................................  (13,822)  (14,130)
                                                              -------   -------
     Total net sales........................................  $70,508   $67,450
                                                              =======   =======
OPERATING INCOME:
  Titanium..................................................  $ 2,932   $ 4,741
  Fabrication and distribution..............................       91       873
  Other operations..........................................      200       677
                                                              -------   -------
     Total operating income.................................    3,223     6,291
RECONCILIATION OF OPERATING INCOME TO
  REPORTED INCOME BEFORE TAXES:
  Other income--net.........................................      149       332
  Interest expense..........................................     (773)     (683)
                                                              -------   -------
     Reported income before taxes...........................  $ 2,599   $ 5,940
                                                              =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, competition in the domestic and international titanium and specialty metals industries, demand for the Company's products, the historic cyclicality of the aerospace, chemical processing and the oil and gas industries, uncertain defense spending, the enforceability of long-term supply agreements, difficulties associated with new market development, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the impact of Year 2000 compliance, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES

     Net sales increased to $70.5 million for the three months ended March 31, 2000 compared to net sales of $67.5 million in the corresponding 1999 period. Sales for the Company's Titanium Group amounted to $41.3 million in the first three months of 2000 compared to $37.3 million in the same period of 1999. This sales increase is due primarily to increased shipments of titanium mill products partially offset by a decrease in average selling prices. Shipments of titanium mill products were 2.8 million pounds in the first quarter of 2000 compared to
2.2 million pounds for the same period in 1999. The increase in first quarter 2000 mill product shipments reflects the impact of the strike at the Company's largest production facility which lasted the entire first quarter of 1999. Average selling prices on mill products in the first quarter of 2000 decreased to $16.60 per pound from $17.63 per pound in the first quarter of 1999. The decrease in average selling prices for mill products results primarily from an increase in product mix of lower value-added forged products when compared to 1999. Sales for the Company's Fabrication and Distribution Group amounted to $29.1 million in the three months ended March 31, 2000 compared to $30.2 million in the same period of 1999. The primary reason for this decrease was a general softening in demand for products used in aerospace and energy applications.

GROSS PROFIT

     Gross profit amounted to $10.8 million, or 15.3% of sales for the quarter ended March 31, 2000 compared to a gross profit of $13.3 million or 19.7% for the comparable 1999 period. This decrease primarily reflects the unfavorable impact of an increase in product mix of lower value-added forged mill products, lower selling prices as a result of the general softening in demand for products used in aerospace and energy applications, offset by the comparative increase in mill product shipments due to the strike by the United Steelworkers of America at the company's Niles, Ohio facility which began October 1, 1998 and was settled April 12, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $7.1 million for the quarter ended March 31, 2000 compared to $6.0 million for the same quarter in 1999. Research, technical and product development expenses amounted to $0.4 million in the first quarter of 2000 compared to $1.0 million in the first quarter of 1999. The increase in selling, general and administrative expenses is primarily offset by the decrease in research, technical and product development expenses as costs incurred by RTI Energy Systems have shifted from product development to sales and administrative in nature. The remainder of the increase in selling, general and administrative is primarily due to one time pension expense related to an executive retirement in the first quarter of 2000.

OPERATING INCOME

     Operating income for the three months ended March 31, 2000 amounted to $3.2 million, or 4.6% of sales compared to $6.3 million or 9.3% of sales in the same period of 1999. This change consists of a decrease in operating income in the Titanium Group of $1.8 million primarily due to the unfavorable impact of an increase in product mix of lower value-added forged mill products, lower selling prices as a result of the general softening in demand for products used in aerospace applications, partially offset by an increase in mill product shipments due to the strike by the United Steelworkers of America at the company's Niles, Ohio facility which began October 1, 1998 and was settled April 12, 1999. The change also reflects a decrease in operating income in the Fabrication and Distribution Group of $.8 million due to lower selling prices as a result of the general softening in demand for products used in aerospace and energy applications.

INCOME TAXES

     In the first quarter of 2000, the Company recorded an income tax provision of $1.0 million compared to a $2.2 million provision recorded in the first quarter of 1999. The effective tax rate for the first quarter of 2000 was approximately 39%. The effective tax rate for the first quarter of 1999 was approximately 37%. The effective tax rate for the three month period ended March 31, 2000 of 39.0% was greater than the Federal statutory rate of 35% due to state income taxes and non-deductible goodwill amortization.

OTHER INCOME

     Other income for the first quarter of 2000 amounted to $0.1 million compared to $0.3 million for the same period in 1999. This decrease resulted primarily from reduced investment income on short-term securities.

NET INCOME

     Net income for the quarter ended March 31, 2000 amounted to $1.6 million or 2.2% of sales, compared to $3.7 million or 5.5% of sales in the comparable 1999 period. This decrease reflects the unfavorable impact of an increase in product mix of lower value-added forged mill products, lower selling prices as a result of the general softening in demand for products used in aerospace and energy applications, partially offset by an increase in mill product shipments due to the strike by the United Steelworkers of America at the company's Niles, Ohio facility which began October 1, 1998 and was settled April 12, 1999.

OUTLOOK

     Because of the Asian financial crisis, production difficulties at its manufacturing facilities and uncertain global economic conditions which affect the demand for commercial aircraft, Boeing Commercial Airplane Group recently made a number of announcements reducing its forecasted production rates on a number of aircraft models in the 2000-2001 time frame. Aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. The extent or duration of this inventory adjustment period, or the amount of excess inventory in the procurement pipeline is unknown. The Company has experienced some order cancellations, and in addition, the volume and pricing of incoming orders has shown some softening particularly in forging products such as ingot and bloom. Demand and pricing for the Company's core value-added products, alloy sheet and plate, while softening somewhat, remain relatively strong. The reduction of commercial aircraft build rates will impact the overall demand for titanium mill products for at least the next two to three quarters. However, increased military spending should result in increased military aerospace demand. Based on currently available information, the Company anticipates that the U.S. titanium industry's total shipments may decrease in 2000 from 1999 levels; although, the amount of decrease cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     On January 28, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI will supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes drop below the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement RMI presented a demand notice of approximately $7.1 million to Boeing Commercial Airplane Group for such compensation since 1999 shipments amounted to only 900,000 pounds. On April 26, 2000, Boeing satisfied the above mentioned contractual claim for approximately $6 million. The financial impact of this settlement will be reflected in the quarter ending June 30, 2000.

     In another accord, RMI, through its French affiliate, Reamet, was chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs which began in 1999 and extend through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes.

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

     As a result of continuing softening aerospace demand, and the aerospace inventory adjustments referred to above, the Company's total order backlog as of March 31, 2000 was approximately $125 million, compared to $150 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $.8 million in the first three months of 2000 compared to $11.6 million in the first three months of 1999. The change in net cash flows from operating activities in the first three months of 2000 compared to the same period in 1999 was due primarily to reduced income and an increase in working capital funding requirements. The increase in working capital funding resulted from increases in accounts receivable and accounts payable partially offset by a reduction in current liabilities. The reduction in current liabilities was primarily a result of the payment of prior year profit sharing amounts to union employees at the company's Niles, Ohio facility. The Company's working capital ratio was 6.3 to 1 at March 31, 2000.

     During the first three months of 2000, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations and cash on hand. During the comparable 1999 period, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities.

     The Company anticipates that it will be able to fund its 2000 capital expenditures with funds generated by operations.

     On September 9, 1999, RTI filed a universal shelf registration with the Securities and Exchange Commission. This registration would permit RTI to issue up to $100 million of debt and/or equity securities at an unspecified future date. The proceeds of any such issuance could be utilized to finance acquisitions, capital investments or other general purposes; however, RTI has no immediate plans to do so.

CREDIT AGREEMENT

     RTI entered into a credit agreement dated September 30, 1998 (the "Credit Facility"), to replace RMI's then existing credit facilities. The agreement provides for $125 million five-year and $25 million one-year borrowings, on a revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. Total borrowings are subject to a maximum leverage test in accordance with the agreement. Under the terms of the Credit Facility, the Company, at its option will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or
(b) LIBOR plus a spread (ranging from 0.5% to 1.5%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At March 31, 2000 the Company was in compliance with all covenants under this credit agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $15.4 million. At March 31, 2000, $34.5 million was outstanding under the facility.

     Recently, the Company determined that the above mentioned agreement provided more credit than it was likely to need and that the leverage covenant restricted its full usage. Accordingly, on May 11, 2000, the Company amended the agreement to 1) reduce the $125 million facility to $100 million and terminate the $25 million facility, 2) increase the leverage covenant, and 3) increase certain LIBOR borrowing spreads by

 .25%. The resulting $100 million credit will permit more effective use of the facility with no immediate increase in the borrowing rate. Costs and fees related to the execution of the amendment were minimal.

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

     At March 31, 2000, the amount accrued for future environment-related costs were $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures the first three months of 2000 and 1999 amounted to $2.4 and $5.6 million, respectively. The Company has anticipated capital spending of approximately $15 million in 2000, including amounts for the Enterprise Resource Planning ("ERP") software project referred to below. However, based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and or timing of capital spending could be affected.

     After completing an evaluation of future information technology needs and growth, together with expanding requirements for additional decision making tools, the Company decided to install an ERP software system. In 1999 the ERP system was installed at the Company's largest domestic operations. Approximately $1.7 million is budgeted for 2000.

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

YEAR 2000 COMPLIANCE

     This is a "Year 2000 readiness disclosure" as that term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998. Beginning in January of 1996, the Company began to aggressively manage its computer software and hardware to insure that the Year 2000 date change would not adversely impact its business. The Company made certain investments in its application software to ensure the Company was Year 2000 compliant. In addition, the Company monitored the compliance efforts of entities with which it interacts. The Company began modification of its internally developed proprietary software in 1996. Non-information technology systems such as process control devices and other automated equipment which may have contained imbedded chips that could have been affected by the Year 2000 problem were identified and modified during 1999. The Company also contacted its key vendors, suppliers and service providers to monitor their compliance efforts. A follow-up was made with those third parties not responding to the Company's original request. To the extent necessary, the Company identified alternative suppliers. A survey of the Company's customers to assess their Year 2000 readiness was performed. The Company spent $1.0 million to inventory, assess, modify and test both its information and non-information technology requirements. These costs do not include the Enterprise Resource Planning software.

     Following a thorough evaluation and review of its existing and future information technology requirements, RTI invested in a packaged Enterprise Resource Planning (ERP) software system which replaced much of the Company's existing business systems. Initially, the ERP system was installed at the Company's largest domestic operations.

     The ERP system is certified to be Year 2000 compliant. The system replaced certain existing software which was not restructured to address the year-end change at December 31, 1999.

     The Company spent approximately $16.1 million for consulting, software and hardware in conjunction with the ERP software through 1999 and $.7 million in the 3 months ending March 31, 2000. The Company expects to spend a total of $1.7 million in 2000.

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

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held on April 28, 2000. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

  1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                                           VOTES      VOTES
                                                            FOR      WITHHELD
                                                          --------   --------
Craig R. Andersson                                        17,265,731 1,489,329
Neil A. Armstrong                                         17,264,261 1,490,799
Daniel I. Booker                                          17,262,531 1,492,529
Ronald L. Gallatin                                        17,261,615 1,493,445
Charles C. Gedeon                                         17,263,331 1,491,729
Robert M. Hernandez                                       17,262,040 1,493,020
Edith E. Holiday                                          17,260,961 1,494,099
John H. Odle                                              17,264,478 1,490,582
Timothy G. Rupert                                         17,257,797 1,497,263
Wesley W. von Schack                                      17,265,531 1,489,529

  2. PricewaterhouseCoopers LLP was elected as independent accountants for 2000:
For, 17,293,129; against 1,354,768; abstained; 107,163.

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

  (b) On January 26, 2000, the Company filed a report on Form 8-K reporting Item 5, Other Events, Claim against Boeing Commercial Airplane Group. On April 6, 2000, the Company filed a report on Form 8-K reporting Item 5, Other Events, Settlement of Claim against Boeing Commercial Airplane Group.

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

Date: May 12, 2000

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                       L. W. Jacobs
                                             Vice President & Chief Financial
                                                         Officer