Form 10-K/A
period 1999-12-31
RTI INTERNATIONAL METALS INC
filed 2000-06-30
CIK 1068717

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE  REQUIRED]
               FOR THE TRANSITION PERIOD FROM __________ TO _________

                        Commission File Number  1-10319


                         RTI INTERNATIONAL METALS, INC.
             (Exact name of registrant as specified in its charter)

                  OHIO                                    52-2115953
        (State of Incorporation)                       (I.R.S. Employer
                                                      Identification No.)

      1000 WARREN AVENUE, NILES, OHIO                       44446
  (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code:  330-544-7700


================================================================================

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1999
                                       OF

                         RTI INTERNATIONAL METALS, INC.

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 1999, so that, as amended, such Items read as set forth herein.

Index to Exhibits
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

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

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
10.8      Sales Agreement for the supply of titanium sponge between
          Osaka Titanium Co., Ltd., Sumitomo Corporation, Sumitomo
          Corporation of America, and RMI Titanium Company dated as of
          September 4, 1992 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1995.+
10.9      RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
10.10     Employment agreement, dated August 1, 1999, between the
          Company and John H. Odle, filed herewith.
10.11     Employment agreement, dated August 1, 1999, between the
          Company and T. G. Rupert, filed herewith.
10.12     Employment agreement, dated August 1, 1999 between the
          Company and Dawne S. Hickton, filed herewith.
10.13     Employment agreement, dated August 1, 1999 between the
          Company and Lawrence W. Jacobs, filed herewith.
10.14     Employment agreement, dated November 1, 1999, between the
          Company and Gordon L. Berkstresser, filed herewith.
21        Subsidiaries of the Company.
23.1      Consent of PricewaterhouseCoopers LLP.
23.2      Consent of PricewaterhouseCoopers LLP. (filed herewith).
24        Powers of Attorney.
27        Financial Data Schedule.
99.1      Financial Statements of The RMI Employee Savings and
          Investment Plan for the year ended December 31, 1999 (filed herewith).
99.2      Financial Statements of The RMI Bargaining Unit Employee
          Savings and Investment Plan for the year ended December 31,
          1999 (filed herewith).

---------------

+ Confidential treatment has been requested.