Form 10-Q
period 2000-06-30
RTI INTERNATIONAL METALS INC
filed 2000-08-14
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

                                 YES X   NO  __

     At August 1, 2000, 20,858,451 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements......    2
     Consolidated Statement of Income.......................    3
     Consolidated Balance Sheet.............................    4
     Consolidated Statement of Cash Flows...................    5
     Consolidated Statement of Changes in Shareholders'
      Equity................................................    6
     Selected Notes to Consolidated Financial Statements....    7

Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   11
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   16

PART II--OTHER INFORMATION..................................   16
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   16

Item 6. Exhibits and Reports on Form 8-K....................   17

Signatures..................................................   18

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

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  QUARTER ENDED                SIX MONTHS
                                                     JUNE 30                  ENDED JUNE 30
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Sales.....................................  $    63,345   $    59,186   $   133,853   $   126,636
Operating costs:
Cost of sales.............................       54,419        51,413       114,167       105,525
Selling, general and administrative
  expenses................................        6,791         6,280        13,935        12,299
Research, technical and product
  development expenses....................          356         1,046           749         2,074
                                            -----------   -----------   -----------   -----------
     Total operating costs................       61,566        58,739       128,851       119,898
Operating income (Note 5).................        1,779           447         5,002         6,738
Other income-net..........................        6,504           344         6,653           676
Interest expense..........................          363           487         1,136         1,170
                                            -----------   -----------   -----------   -----------
Income before income taxes................        7,920           304        10,519         6,244
Provision for income taxes (Note 3).......        3,085           100         4,099         2,298
                                            -----------   -----------   -----------   -----------
Net income................................  $     4,835   $       204   $     6,420   $     3,946
                                            ===========   ===========   ===========   ===========
Net income per common share (Note 4):
     Basic................................  $      0.23   $      0.01   $      0.31   $      0.19
                                            ===========   ===========   ===========   ===========
     Diluted..............................  $      0.23   $      0.01   $      0.31   $      0.19
                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding:
     Basic................................   20,853,240    20,758,186    20,844,583    20,751,096
                                            ===========   ===========   ===========   ===========
     Diluted..............................   21,028,302    20,908,084    20,956,982    20,834,404
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  1,272       $  3,664
  Receivables--less allowance for doubtful accounts of
     $1,511 and $1,467......................................     52,956         56,050
  Inventories, net (Note 6).................................    168,264        175,783
  Deferred income taxes.....................................      6,766          6,764
  Other current assets......................................     10,075         10,508
                                                               --------       --------
     Total current assets...................................    239,333        252,769
  Property, plant and equipment, net........................     96,845         96,524
  Deferred income taxes.....................................      2,274          2,274
  Goodwill..................................................     36,548         37,366
  Other noncurrent assets...................................     11,743         11,310
                                                               --------       --------
     Total assets...........................................   $386,743       $400,243
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 16,967       $ 20,271
  Accrued wages and other employee costs....................     12,339         16,560
  Other accrued liabilities.................................     10,225          6,764
                                                               --------       --------
     Total current liabilities..............................     39,531         43,595
Long-term debt (Note 8).....................................     19,900         36,200
Accrued postretirement benefit cost.........................     19,586         19,383
Other noncurrent liabilities................................      5,192          5,461
                                                               --------       --------
     Total liabilities......................................     84,209        104,639
                                                               --------       --------
Commitments and Contingencies (Note 5)
Shareholders' equity:
  Common Stock, $0.01 par value, 50,000,000 shares
     authorized; 20,925,806 and 20,860,599 shares issued and
     20,863,506 and 20,798,299 outstanding..................        208            208
  Additional paid-in capital................................    240,284        239,812
  Deferred compensation.....................................     (2,622)        (2,660)
  Treasury Stock, at cost; 62,300 and 62,300 shares.........       (440)          (440)
  Accumulated earnings......................................     65,104         58,684
                                                               --------       --------
Total shareholders' equity..................................    302,534        295,604
                                                               --------       --------
     Total liabilities and shareholders' equity.............   $386,743       $400,243
                                                               ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  6,420   $  3,946
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................     5,847      4,658
  Deferred taxes............................................        (2)        --
  Other-net.................................................       429        235
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.................................................     3,094     10,563
Inventories.................................................     7,519     (3,269)
Accounts payable............................................    (3,304)    (1,473)
Other current liabilities...................................      (760)     4,623
Other assets and liabilities................................       (74)       699
                                                              --------   --------
       Cash provided by operating activities................    19,169     19,982
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (5,342)   (15,107)
                                                              --------   --------
       Cash used in investing activities....................    (5,342)   (15,107)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................        81         18
  Net borrowings and repayments under revolving credit
     agreement..............................................   (16,300)    16,420
  Repayment of notes payable................................        --    (16,000)
                                                              --------   --------
  Cash provided by (used in) financing activities...........   (16,219)       438
                                                              --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (2,392)     5,313
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     3,664     11,075
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  1,272   $ 16,388
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $  1,685   $    752
  Cash paid for income taxes................................  $    888   $    766
  Noncash financing activities
     Issuance of common stock for restricted stock awards...  $    391   $    451

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        ADDT'L.
                                   SHARES      COMMON   PAID-IN      DEFERRED     TREASURY   RETAINED              COMPREHENSIVE
                                 OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS    TOTAL        INCOME
                                 -----------   ------   --------   ------------   --------   --------   --------   -------------
Balance at December 31,
  1999.........................  20,798,299     $208    $239,812     $(2,660)       (440)    $58,684     295,604          --
Shares issued for restricted
  stock award plans............      53,500       --         391        (391)         --          --          --          --
Compensation expense
  recognized...................          --       --          --         429          --          --         429          --
Shares issued from exercise of
  employee stock options.......      11,707       --          81          --          --          --          81
Net income.....................          --       --          --          --          --       6,420       6,420       6,420
                                                                                                                      ------
Comprehensive income...........          --       --          --          --          --          --          --      $6,420
                                 ----------     ----    --------     -------       -----     -------    --------      ======
Balance at June 30, 2000.......  20,863,506     $208    $240,284     $(2,622)      $(440)    $65,104    $302,534
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

     In November, 1996, USX Corporation completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock owned by USX. On March 31, 1999, USX announced that it terminated its ownership interest in the Company. USX irrevocably deposited with Chase Manhattan Trust Company, NA ("Chase"), all of the 5,483,600 shares of the Company's common stock it previously owned. The deposit of the shares was in full satisfaction of the Notes. Chase was the trustee under the note indenture and held the shares in trust for the benefit of the holders of the Notes until the shares were exchanged for the Notes on the maturity date.

     On February 1, 2000, Chase delivered 5,483,000 of RTI common shares to the note holders in exchange for the Notes.

NOTE 3--INCOME TAXES

     In the six months ended June 30, 2000, the Company recorded an income tax expense of $4.1 million, or 39.0% of pre-tax income. The effective tax rate for the six month period ended June 30, 2000 of 39.0% exceeded the federal statutory rate of 35% primarily as a result of state income taxes and non-deductible goodwill amortization.

NOTE 4--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters and six months ended June 30, 2000 and 1999 are as follows (in thousands except number of shares and per share amounts):

                                          QUARTER ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                     -------------------------------   -------------------------------
                                      NET                  EARNINGS     NET                  EARNINGS
                                     INCOME     SHARES     PER SHARE   INCOME     SHARES     PER SHARE
                                     ------   ----------   ---------   ------   ----------   ---------
For the periods ended June 30, 2000
Basic EPS..........................  $4,835   20,853,240     $0.23     $6,420   20,844,583     $0.31
Effect of potential common stock:
  Stock options....................      --      175,062        --         --      112,399        --
                                     ------   ----------     -----     ------   ----------     -----
Diluted EPS........................  $4,835   21,028,302     $0.23     $6,420   20,956,982     $0.31
                                     ======   ==========     =====     ======   ==========     =====
For the periods ended June 30, 1999
Basic EPS..........................  $  204   20,758,186     $0.01     $3,946   20,751,096     $0.19
Effect of potential common stock:
  Stock options....................      --      149,898        --         --       83,308        --
                                     ------   ----------     -----     ------   ----------     -----
Diluted EPS........................  $  204   20,908,084     $0.01     $3,946   20,834,404     $0.19
                                     ======   ==========     =====     ======   ==========     =====

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

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The current estimate of the cost of remediation of Fields Brook is approximately $15 million.

     The Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At June 30, 2000, the amount accrued for future environmental-related costs were $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

Gain Contingency

     In 1999, RTI made claim against Boeing Commercial Airplane Group of approximately $7 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 1999. Actual shipments were less than one million pounds. This claim was treated as a gain contingency under SFAS No. 5, "Accounting for Contingencies", deferring the realization of income until Boeing satisfied the claim.

     On April 26, 2000, Boeing satisfied the above mentioned contractual claim for approximately $6 million. The financial impact of this settlement was reflected in Other income-net for the quarter ending June 30, 2000.

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

NOTE 6--INVENTORIES:

                                                  JUNE 30, 2000   DECEMBER 31, 1999
                                                  -------------   -----------------
Raw material and supplies.......................    $ 58,767          $ 65,468
Work-in-process and finished goods..............     123,587           128,140
Adjustments to LIFO values......................     (14,090)          (17,825)
                                                    --------          --------
                                                    $168,264          $175,783
                                                    ========          ========

NOTE 7--SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the quarterly periods ended June 30, 2000 and 1999 is as follows:

                                                         QUARTER ENDED       SIX MONTHS ENDED
                                                            JUNE 30               JUNE 30
                                                       ------------------   -------------------
                                                         2000      1999       2000       1999
                                                       --------   -------   --------   --------
NET SALES:
Titanium
  Trade..............................................  $ 30,309   $32,162   $ 67,644   $ 64,401
  Intersegment.......................................    13,395     4,012     27,042     18,142
                                                       --------   -------   --------   --------
                                                         43,704    36,174     94,686     82,543
Fabrication and Distribution
  Trade..............................................    28,958    22,929     58,102     53,169
  Intersegment.......................................        23        --        198         --
                                                       --------   -------   --------   --------
                                                         28,981    22,929     58,300     53,169
Other operations.....................................     4,078     4,095      8,107      9,066
Adjustments and eliminations.........................   (13,418)   (4,012)   (27,240)   (18,142)
                                                       --------   -------   --------   --------
     Total net sales.................................  $ 63,345   $59,186   $133,853   $126,636
                                                       ========   =======   ========   ========
OPERATING INCOME:
  Titanium...........................................  $  1,257   $   944   $  4,182   $  5,685
  Fabrication and distribution.......................       322      (815)       413         58
  Other operations...................................       200       318        407        995
                                                       --------   -------   --------   --------
     Total operating income..........................     1,779       447      5,002      6,738
RECONCILIATION OF OPERATING INCOME TO REPORTED INCOME
  BEFORE TAXES:
  Other income--net..................................     6,504       344      6,653        676
  Interest expense...................................       363       487      1,136      1,170
                                                       --------   -------   --------   --------
     Reported income before taxes....................  $  7,920   $   304   $ 10,519   $  6,244
                                                       ========   =======   ========   ========

NOTE 8--CREDIT AGREEMENT

     RTI entered into a credit agreement dated September 30, 1998 ("the Credit Facility") to replace RMI's existing credit facilities. This agreement provided for $125 million five-year and $25 million one-year borrowings, on an unsecured revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. Total borrowings were subject to a maximum leverage test in accordance with the agreement.

     On May 11, 2000, the Company amended the agreement reducing the $125 million facility to $100 million. terminating the $25 million facility, increasing the leverage covenant, and increasing certain LIBOR borrowing spreads by .25%. The Company can now borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At June 30, 2000, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $66.0 million. At June 30, 2000, $19.9 million was outstanding under the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, competition in the domestic and international titanium and specialty metals industries, the impact of e-commerce, demand for the Company's products, the historic cyclicality of the aerospace, chemical processing and the oil and gas industries, uncertain defense spending, the enforceability of long-term supply agreements, difficulties associated with new market development, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES

     Net sales increased to $63.3 million for the three months ended June 30, 2000 compared to net sales of $59.2 million in the corresponding 1999 period. Sales for the Company's Titanium Group and Other operations amounted to $34.4 million in the first three months of 2000 compared to $36.2 million in the same period of 1999. Titanium Group net sales decreased as its aerospace customers continued to liquidate excess titanium inventories during the quarter. Average net selling prices also decreased as product mix shifted to lower priced products. Shipments of titanium mill products were 2.4 million pounds in the second quarter of 2000 compared to 2.1 million pounds for the same period in 1999. The increase in second quarter 2000 mill product shipments reflects increased sales to companies in the Fabrication and Distribution Group (intercompany), as well as the impact of the six-month strike at the Company's largest production facility which ended April 12, 1999. Average selling prices on mill products in the second quarter of 2000 decreased to $15.74 per pound from $16.18 per pound in the second quarter of 1999. The decrease in average selling prices for mill products results primarily from an increase of lower value-added forged products in product mix when compared to 1999. Sales for the Company's Fabrication and Distribution Group amounted to $29.0 million in the three months ended June 30, 2000 compared to $22.9 million in the same period of 1999. This increase reflects continued improvements in demand in distribution sales in the United States and Europe.

GROSS PROFIT

     Gross profit amounted to $8.9 million, or 14.1% of sales for the quarter ended June 30, 2000 compared to a gross profit of $7.8 million or 13.1% for the comparable 1999 period. This increase primarily reflects increased sales at the Company's distribution businesses, improved profitability at the Company's newly expanded Galt Alloys facility which incurred start up costs in the same period in 1999 and the comparative increase in mill product shipments due to the strike by the United Steelworkers of America at the company's Niles, Ohio facility in 1999, partially offset by reduced sales to aerospace customers and an unfavorable impact in product mix of lower value-added forged mill products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $6.8 million for the quarter ended June 30, 2000 compared to $6.3 million for the same quarter in 1999. Research, technical and product development expenses amounted to $0.4 million in the first quarter of 2000 compared to $1.0 million in the second quarter of 1999. The increase in selling, general and administrative expenses is primarily offset by the decrease in research, technical and product development expenses as costs incurred by RTI Energy Systems shifted from product development to sales and administrative in nature.

OPERATING INCOME

     Operating income for the three months ended June 30, 2000 amounted to $1.8 million, or 2.8% of sales compared to $0.4 million or 0.8% of sales in the same period of 1999. This change consists of an increase in operating income from the Titanium Group and Other operations of $0.2 million primarily due to improved profitability at the Company's newly expanded Galt Alloys facility which incurred start up costs in the same period of 1999, and an increase in mill product shipments due to the strike by the United Steelworkers of America at the company's Niles, Ohio facility in 1999, partially offset by an unfavorable product mix of lower value-added forged mill products, and reduced sales to aerospace customers. The change also reflects an increase in operating income in the Fabrication and Distribution Group of $1.1 million as distribution sales increased and losses were reduced in the energy sector.

OTHER INCOME

     Other income for the three months ended June 30, 2000 amounted to $6.5 million, or 10.3% of sales compared to $0.3 million, or 0.6% of sales in the same period of 1999. The increase is primarily the result of the April 26, 2000 financial settlement of approximately $6.0 million between RTI and Boeing Commercial Airplane Group whereby Boeing compensated RTI for failure to meet minimum order quantities during 1999 under terms of their long-term supply agreement. The remainder of the increase reflects income on the sale of a portion of RMI's now closed Ashtabula, Ohio facilities.

INCOME TAXES

     In the second quarter of 2000, the Company recorded an income tax provision of $3.1 million compared to a $0.1 million provision recorded in the second quarter of 1999. The effective tax rate for the second quarter of 2000 was approximately 39%. The effective tax rate for the second quarter of 1999 was approximately 37%. The effective tax rate for the three month period ended June 30, 2000 of 39.0% was greater than the Federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

NET INCOME

     Net income for the quarter ended June 30, 2000 amounted to $4.8 million or 7.6% of sales, compared to $0.2 million or 0.3% of sales in the comparable 1999 period. This increase reflects the financial settlement from Boeing relating to its failure to meet minimum order requirements under terms of its long-term agreement in 1999, improvements in profitability at the Company's distribution and Galt Alloys facilities, and increased mill product shipments due to the strike by the United Steelworkers of America at the Company's Niles, Ohio facility in 1999, partially offset by reduced revenues in aerospace and unfavorable mix changes from lower value-added forged mill products.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SALES

     Net sales increased to $133.9 million for the six months ended June 30, 2000 compared to net sales of $126.6 million in the corresponding 1999 period. Sales for the Company's Titanium Group and Other operations amounted to $75.8 million in the first six months of 2000 compared to $73.5 million in the same period of 1999. This sales increase is due primarily to increased shipments of titanium mill products partially offset by a decrease in average selling prices. Shipments of titanium mill products were 5.2 million pounds in the first six months of 2000 compared to 4.3 million pounds for the same period in 1999. The increase in mill product shipments in the first six months of 2000 reflects the impact of the strike at the Company's largest production facility which lasted until April 12, 1999, as well as increased shipments to companies in the Fabrication and Distribution Group (intercompany). Average selling prices on mill products in the first six months of 2000 decreased to $16.20 per pound from $16.92 per pound in the first six months of 1999. The decrease in average selling prices for mill products results primarily from an increase in product mix of lower value-added forged products when compared to 1999, as well as reduced shipments of aerospace and energy products. Sales for the Company's Fabrication and Distribution Group amounted to $58.1 million in the six months ended June 30, 2000 compared to $53.2 million in the same period of 1999. The primary reason for this increase is due to increased shipments for the Company's distribution products in the U.S. and Europe.

GROSS PROFIT

     Gross profit amounted to $19.7 million, or 14.7% of sales for the six months ended June 30, 2000 compared to a gross profit of $21.1 million or 16.7% for the comparable 1999 period. This decrease primarily reflects the unfavorable impact of an increase of lower value-added forged mill products in product mix and reduced sales to aerospace and energy customers. These decreases were partially offset by an increase in mill product shipments due to the strike by the United Steelworkers of America at the company's Niles, Ohio facility in 1999, and increases in sales at the Company's distribution and Galt Alloys facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $13.9 million for the six months ended June 30, 2000 compared to $12.2 million for the same period in 1999. Research, technical and product development expenses amounted to $0.7 million in the first six months of 2000 compared to $2.1 million in the first six months of 1999. The increase in selling, general and administrative expenses was primarily offset by the decrease in research, technical and product development expenses as costs incurred by RTI Energy Systems have shifted from product development to sales and administrative in nature. The remainder of the increase in selling, general and administrative expense is primarily due to one time pension expense related to an executive retirement in the first quarter of 2000.

OPERATING INCOME

     Operating income for the six months ended June 30, 2000 amounted to $5.0 million, or 3.7% of sales compared to $6.7 million or 5.3% of sales in the same period of 1999. This change consists of a decrease in operating income in the Titanium Group and other operations of $2.1 million primarily due to the unfavorable impact of an increase of lower value-added forged mill products in the product mix and reduced sales to aerospace customers as a result of excess titanium inventory existing at these customers. Partially offsetting was an increase in mill product shipments due to the strike by the United Steelworkers of America at the company's Niles, Ohio facility in 1999. The change also reflects an increase in operating income in the Fabrication and Distribution Group of $0.4 million due to increases in sales at the Company's distribution businesses.

INCOME TAXES

     In the first quarter of 2000, the Company recorded an income tax provision of $4.1 million compared to a $2.3 million provision recorded in the first six months of 1999. The effective tax rate for the first six months of 2000 was approximately 39%. The effective tax rate for the first six months of 1999 was approximately 37%. The effective tax rate for the six-month period ended June 30, 2000 of 39.0% was greater than the Federal statutory rate of 35% due to state income taxes and non-deductible goodwill amortization.

OTHER INCOME

     Other income for the six months ended June 30, 2000 amounted to $6.7 million, or 5.0% of sales compared to $0.7 million, or 0.5% of sales in the same period of 1999. The increase is primarily the result of the April 26, 2000 financial settlement of approximately $6.0 million between RTI and Boeing Commercial Airplane Group whereby Boeing compensated RTI for failure to meet minimum order quantities during 1999 under terms of their long-term supply agreement. The remainder of the increase reflects income on sale of a portion of RMI's now closed Ashtabula, Ohio facilities offset by reduced investment income on short-term securities.

NET INCOME

     Net income for the six months ended June 30, 2000 amounted to $6.4 million or 4.8% of sales, compared to $3.9 million or 3.1% of sales in the comparable 1999 period. This increase reflects the financial settlement from Boeing related to its failure to meet minimum order requirements under terms of its long-term agreement with RTI in 1999, improvements in profitability at the Company's distribution and Galt Alloys companies and an increase in mill product shipments due to the strike by the United Steelworkers of America at the Company's Niles, Ohio facility which began October 1, 1998 and ended April 12, 1999. Partially offsetting was an unfavorable impact of an increase of lower value-added forged mill products in product mix and reduced revenue from aerospace and energy customers.

OUTLOOK

     Last year Boeing announced lower production rates for 2000 and 2001 due to lower demand, principally from the Asian market, and its own production difficulties. The latest Boeing forecast indicates an aircraft build rate change from 620 in 1999 to 490 in 2000, and approximately 450 to 475 in 2001. Aerospace contractors have adjusted production to accommodate the lower rates from Boeing and, therefore, a need to adjust inventory requirements downward from peak levels in 1999. Recently Boeing announced that the lower production levels could be improved by 5% to 10% for 2001 and 2002. The Company has adjusted its production to accommodate the lower demand levels from the Boeing rate change which is expected to continue for the next 2 or 3 quarters. However, increased demand from increasing Airbus production rates, and increased military spending should help to offset the effect of the rate change in Boeing Commercial Aircraft production. Based on currently available information the Company anticipates that the U.S. titanium industry's total shipments may improve somewhat from 1999 levels, although the amount of increase, if any, cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft production further, titanium demand and pricing could come under further pressure.

     On January 28, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI would supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes drop below the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, a demand notice of approximately $7.0 million was presented to Boeing Commercial Airplane Group for such compensation since 1999 shipments amounted to only 900,000 pounds. On April 26, 2000, Boeing satisfied the above mentioned contractual claim for approximately $6 million. The financial impact of this settlement was reflected in Other income-net for the quarter ending June 30, 2000.

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

     RMI was also selected by military aircraft producers Boeing and Northrop as the principal supplier of titanium alloy plate and alloy sheet including just-in-time, cut-to-size products, for the C-17 Transport and the F/ A-18 Hornet programs. The Hornet program includes the new E/F version which utilizes considerably more titanium than earlier C/D models. The agreement began in May 1999 and runs through December 2003.

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

     As a result of continuing softening aerospace demand, and the aerospace inventory adjustments referred to above, the Company's total order backlog as of June 30, 2000 was approximately $114 million, compared to $150 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $19.2 million in the first six months of 2000 compared to $20.0 million in the first six months of 1999. The change in net cash flows from operating activities in the first six months of 2000 compared to the same period in 1999 was due primarily to a slower rate of reductions in working capital, partially offset by increased income. Working capital was reduced in the first six months of 2000 as the Company's inventory reduction efforts resulted in a $7.5 million reduction and accounts receivable were reduced by $3.1 million primarily from energy business customers. Partially offsetting these favorable impacts was a reduction in accounts payable of $3.3 million. The Company's working capital ratio was 6.1 to 1 at June 30, 2000.

     During the first six months of 2000, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations and cash on hand. During the comparable 1999 period, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities.

     The Company anticipates that it will be able to fund its 2000 capital expenditures with funds generated by operations.

     On September 9, 1999, RTI filed a universal shelf registration with the Securities and Exchange Commission. This registration would permit RTI to issue up to $100 million of debt and/or equity securities at an unspecified future date. The proceeds of any such issuance could be utilized to finance acquisitions, capital investments or other general purposes; however, RTI has not issued any securities to date and has no immediate plans to do so.

CREDIT AGREEMENT

     RTI entered into a credit agreement dated September 30, 1998 ("the Credit Facility") to replace RMI's existing credit facilities. This agreement provided for $125 million five-year and $25 million one-year borrowings, on an unsecured revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. Total borrowings were subject to a maximum leverage test in accordance with the agreement.

     On May 11, 2000, the Company amended the agreement reducing the $125 million facility to $100 million, terminating the $25 million facility, increasing the leverage covenant, and increasing certain LIBOR borrowing spreads by .25%. The Company can now borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At June 30, 2000, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $66.0 million. At June 30, 2000, $19.9 million was outstanding under the facility.

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

     At June 30, 2000, the amount accrued for future environment-related costs were $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the first six months of 2000 and 1999 amounted to $5.3 and $15.1 million, respectively. The Company has anticipated capital spending of approximately $15 million in 2000. Based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and or timing of capital spending could be affected.

NEW ACCOUNTING STANDARDS

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value will be recognized in income immediately if the derivatives are deemed not to be effective hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 133 will have a material financial impact.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information has not been included as it is not material to the Company.

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

  (b) On April 6, 2000, the Company filed a report on Form 8-K reporting Item 5, Other Events, Settlement of Claim against Boeing Commercial Airplane Group.

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

Date: August 14, 2000

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                       L. W. Jacobs
                                             Vice President & Chief Financial
                                                         Officer