Form 10-Q
period 2000-09-30
RTI INTERNATIONAL METALS INC
filed 2000-11-13
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

                                 YES X   NO  __

     At November 1, 2000, 20,853,413 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements......    2
     Consolidated Statement of Operations...................    3
     Consolidated Balance Sheet.............................    4
     Consolidated Statement of Cash Flows...................    5
     Consolidated Statement of Changes in Shareholders'
      Equity................................................    6
     Selected Notes to Consolidated Financial Statements....    7

Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   11
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   17

PART II--OTHER INFORMATION..................................   17
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   17

Item 6. Exhibits and Reports on Form 8-K....................   17

Signatures..................................................   18

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

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  QUARTER ENDED                NINE MONTHS
                                                  SEPTEMBER 30             ENDED SEPTEMBER 30
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Sales.....................................  $    61,723   $    51,383   $   195,576   $   178,019
Operating costs:
Cost of sales.............................       53,089        47,884       167,256       153,409
Selling, general and administrative
  expenses................................        6,667         5,781        20,602        18,080
Research, technical and product
  development expenses....................          270         1,071         1,019         3,145
                                            -----------   -----------   -----------   -----------
     Total operating costs................       60,026        54,736       188,877       174,634
                                            -----------   -----------   -----------   -----------
Operating income (loss)...................        1,697        (3,353)        6,699         3,385
Other income-net (Note 5).................          159           136         6,812           812
Interest expense..........................          619           694         1,755         1,864
                                            -----------   -----------   -----------   -----------
Income (loss) before income taxes.........        1,237        (3,911)       11,756         2,333
Provision for (benefit from) income taxes
  (Note 3)................................          839        (1,428)        4,938           870
                                            -----------   -----------   -----------   -----------
Net income (loss).........................  $       398   $    (2,483)  $     6,818   $     1,463
                                            ===========   ===========   ===========   ===========
Net income (loss) per common share (Note
  4):
     Basic................................  $      0.02   $     (0.12)  $      0.33   $      0.07
                                            ===========   ===========   ===========   ===========
     Diluted..............................  $      0.02   $     (0.12)  $      0.32   $      0.07
                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding:
     Basic................................   20,852,898    20,761,932    20,847,372    20,754,748
                                            ===========   ===========   ===========   ===========
     Diluted..............................   21,089,808    20,761,932    21,000,257    20,858,470
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,363        $  3,664
  Receivables--less allowance for doubtful accounts of
     $1,425 and $1,454......................................      55,252          56,050
  Inventories, net (Note 6).................................     158,226         175,783
  Deferred income taxes.....................................       6,764           6,764
  Other current assets......................................      10,245          10,508
                                                                --------        --------
     Total current assets...................................     232,850         252,769
  Property, plant and equipment, net........................      96,014          96,524
  Deferred income taxes.....................................       2,274           2,274
  Goodwill..................................................      36,141          37,366
  Other noncurrent assets...................................      11,426          11,310
                                                                --------        --------
     Total assets...........................................    $378,705        $400,243
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 12,096        $ 20,271
  Accrued wages and other employee costs....................      12,292          16,560
  Other accrued liabilities.................................       5,783           6,764
                                                                --------        --------
     Total current liabilities..............................      30,171          43,595
Long-term debt (Note 8).....................................      20,900          36,200
Accrued postretirement benefit cost.........................      19,785          19,383
Other noncurrent liabilities................................       5,051           5,461
                                                                --------        --------
     Total liabilities......................................      75,907         104,639
                                                                --------        --------
Commitments and Contingencies (Note 5)
Shareholders' equity:
  Common Stock, $0.01 par value, 50,000,000 shares
     authorized; 20,943,715 and 20,860,599 shares issued and
     20,851,415 and 20,798,299 outstanding..................         208             208
  Additional paid-in capital................................     240,505         239,812
  Deferred compensation.....................................      (2,571)         (2,660)
  Treasury Stock, at cost; 92,300 and 62,300 shares.........        (846)           (440)
  Accumulated earnings......................................      65,502          58,684
                                                                --------        --------
Total shareholders' equity..................................     302,798         295,604
                                                                --------        --------
     Total liabilities and shareholders' equity.............    $378,705        $400,243
                                                                ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  6,818   $  1,463
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................     8,732      6,892
  Other-net.................................................       646        839
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.................................................       798     20,780
Inventories.................................................    17,557    (11,769)
Accounts payable............................................    (8,175)    (1,853)
Other current liabilities...................................    (5,249)     1,331
Other assets and liabilities................................       125        844
                                                              --------   --------
       Cash provided by operating activities................    21,252     18,527
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (6,983)   (22,130)
                                                              --------   --------
       Cash used in investing activities....................    (6,983)   (22,130)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................       136         19
  Net borrowings and repayments under revolving credit
     agreement..............................................   (15,300)     9,570
  Repayment of notes payable................................        --    (16,000)
  Treasury Common Stock repurchased.........................      (406)        --
                                                              --------   --------
       Cash used in financing activities....................   (15,570)    (6,411)
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (1,301)   (10,014)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     3,664     11,075
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  2,363   $  1,061
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $  2,159   $  1,849
  Cash paid for income taxes................................  $  2,143   $    518
  Noncash financing activities Issuance of common stock for
     restricted stock awards................................  $    557   $  1,261

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        ADDT'L.
                                   SHARES      COMMON   PAID-IN      DEFERRED     TREASURY   RETAINED              COMPREHENSIVE
                                 OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS    TOTAL        INCOME
                                 -----------   ------   --------   ------------   --------   --------   --------   -------------
Balance at December 31,
  1999.........................  20,798,299     $208    $239,812     $(2,660)      $(440)    $58,684    $295,604
Shares issued for directors'
  compensation.................      12,110       --         166        (166)         --          --          --
Shares issued for restricted
  stock award plans............      53,500       --         391        (391)         --          --          --
Compensation expense
  recognized...................          --       --          --         646          --          --         646
Treasury common stock purchased
  at cost......................     (30,000)      --          --          --        (406)         --        (406)
Shares issued from exercise of
  employee stock options.......      17,506       --         136          --          --          --         136
Net income.....................          --       --          --          --          --       6,818       6,818      $6,818
                                                                                                                      ------
Comprehensive income...........          --       --          --          --          --          --          --      $6,818
                                 ----------     ----    --------     -------       -----     -------    --------      ======
Balance at September 30,
  2000.........................  20,851,415     $208    $240,505     $(2,571)      $(846)    $65,502    $302,798
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

NOTE 3--INCOME TAXES

     In the nine months ended September 30, 2000, the Company recorded an income tax expense of $4.9 million, or 42.0% of pre-tax income. The effective tax rate for the nine month period ended September 30, 2000 of 42.0% exceeded the federal statutory rate of 35% primarily as a result of state income taxes and non-deductible goodwill amortization. The effective tax rate of 68% for the quarter ended September 30, 2000 is the combination of the adjustment to bring the nine-month provision up to the revised full-year estimated effective rate of 42% plus the quarterly provision at the effective rate of 42%.

NOTE 4--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2000 and 1999 are as follows (in thousands except number of shares and per share amounts):

                                      QUARTER ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                   --------------------------------   --------------------------------
                                     NET                  EARNINGS      NET                  EARNINGS
                                   INCOME      SHARES     PER SHARE   INCOME      SHARES     PER SHARE
                                   -------   ----------   ---------   -------   ----------   ---------
For the periods ended September
  30, 2000
Basic EPS........................  $   398   20,852,898    $ 0.02     $ 6,818   20,847,372    $ 0.33
Effect of potential common stock:
  Stock options..................       --      236,910        --          --      152,885     (0.01)
                                   -------   ----------    ------     -------   ----------    ------
Diluted EPS......................  $   398   21,089,808    $ 0.02     $ 6,818   21,000,257    $ 0.32
                                   =======   ==========    ======     =======   ==========    ======
For the periods ended September
  30, 1999
Basic EPS........................  $(2,483)  20,761,932    $(0.12)    $ 1,463   20,754,748    $ 0.07
Effect of potential common stock:
  Stock options..................       --           --        --          --      103,722        --
                                   -------   ----------    ------     -------   ----------    ------
Diluted EPS......................  $(2,483)  20,761,932    $(0.12)    $ 1,463   20,858,470    $ 0.07
                                   =======   ==========    ======     =======   ==========    ======

     There were 110,565 shares of potential common stock excluded from the denominator of the diluted earnings per share calculation for the three months ended September 30, 1999 because their effect was anti-dilutive.

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

     At September 30, 2000, the amount accrued for future environmental-related costs were $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

     On April 26, 2000, Boeing satisfied the above mentioned contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income-net during the quarter ended June 30, 2000.

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

NOTE 6--INVENTORIES:

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                              ------------------   -----------------
Raw material and supplies...................       $ 51,500            $ 65,468
Work-in-process and finished goods..........        120,816             128,140
Adjustments to LIFO values..................        (14,090)            (17,825)
                                                   --------            --------
                                                   $158,226            $175,783
                                                   ========            ========

NOTE 7--SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the nine-month and quarterly periods ended September 30, 2000 and 1999 is as follows:

                                                          QUARTER ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30         SEPTEMBER 30
                                                        -----------------   -------------------
                                                         2000      1999       2000       1999
                                                        -------   -------   --------   --------
NET SALES:
Titanium
  Trade...............................................  $32,628   $26,611   $100,272   $ 91,012
  Intersegment........................................   11,058    10,209     38,100     28,351
                                                        -------   -------   --------   --------
                                                         43,686    36,820    138,372    119,363
Fabrication and Distribution
  Trade...............................................   24,893    20,134     82,995     73,303
  Intersegment........................................       71     1,004        269      1,004
                                                        -------   -------   --------   --------
                                                         24,964    21,138     83,264     74,307
Other operations......................................    4,202     4,638     12,309     13,704
Adjustments and eliminations..........................  (11,129)  (11,213)   (38,369)   (29,355)
                                                        -------   -------   --------   --------
     Total net sales..................................  $61,723   $51,383   $195,576   $178,019
                                                        =======   =======   ========   ========
OPERATING INCOME (LOSS):
  Titanium............................................  $   495   $  (838)  $  4,678   $  4,847
  Fabrication and distribution........................      937    (2,782)     1,349     (2,724)
  Other operations....................................      265       267        672      1,262
                                                        -------   -------   --------   --------
     Total operating income (loss)....................    1,697    (3,353)     6,699      3,385
RECONCILIATION OF OPERATING INCOME (LOSS) TO REPORTED
  INCOME (LOSS) BEFORE TAXES:
  Other income--net...................................      159       136      6,812        812
  Interest expense....................................      619       694      1,755      1,864
                                                        -------   -------   --------   --------
     Reported income (loss) before taxes..............  $ 1,237   $(3,911)  $ 11,756   $  2,333
                                                        =======   =======   ========   ========

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

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At September 30, 2000, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $77.5 million. At September 30, 2000, $20.9 million was outstanding under the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis may contain forward-looking statements as defined by The Private Securities Litigation Reform Act of 1995. As such, these statements are subject to the safe harbor provisions created by that Act, and include statements regarding future sales, earnings, and profitability, as well as other matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties. These risks include competition in the domestic and international specialty metals industries, the evolving role of e-commerce, future availability and pricing of raw materials, demand for the Company's products, cyclicality of the aerospace, chemical processing and energy industries, levels of defense spending, difficulties associated with new market development, and global economic conditions. These risks and uncertainties are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being previously described in the Company's regular filings with the Securities and Exchange Commission, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

     Net sales increased to $61.7 million for the three months ended September 30, 2000 compared to net sales of $51.4 million in the corresponding 1999 period. Sales for the Company's Titanium Group and Other operations amounted to $36.8 million in the three months ending September 30, 2000 compared to $31.2 million in the same period of 1999. Titanium Group net sales increased as a result of higher average realized prices and an increase in volume of mill product shipments. Average net realized prices increased as product mix shifted to higher priced products. Shipments of titanium mill products were 2.3 million pounds in the third quarter of 2000 compared to 2.1 million pounds for the same period in 1999. The increase in third quarter 2000 mill product shipments reflects the lingering impact on the third quarter of 1999 of the six-month strike at the Company's Niles, Ohio facility which ended April 12, 1999, as well as increased shipments to companies in the Fabrication and Distribution Group (intercompany). Average realized prices on mill products in the third quarter of 2000 increased to $15.90 per pound from $14.67 per pound in the third quarter of 1999. The increase in average realized prices for mill products results primarily from an increase of higher value-added rolled products in product mix when compared to 1999. Sales for the Company's Fabrication and Distribution Group amounted to $24.9 million in the three months ended September 30, 2000 compared to $20.1 million in the same period of 1999. This increase reflects continued improvements in demand in distribution sales in the United States and Europe partially offset by a reduction in the oil and gas related businesses.

GROSS PROFIT

     Gross profit amounted to $8.6 million, or 14.0% of sales for the quarter ended September 30, 2000 compared to a gross profit of $3.5 million or 6.8% for the comparable 1999 period. This increase reflects comparative increased profits from oil and gas activities as a result of a $1.9 million charge relating to new market development in 1999, increased sales at the Company's distribution businesses, and improved profitability at the Company's newly expanded Galt Alloys facility which incurred start up costs in the same period in 1999. Increases in mill product shipments in 2000 from those affected by the strike by the United Steelworkers of America at the company's Niles, Ohio facility in 1999, a favorable impact in product mix of higher value-added rolled mill products, as well as the favorable impact of import duty drawback claims by RMI to U.S. Customs contributed to the increase in gross profits. The increase was partially offset by the devaluation of certain scrap inventories and increased costs of production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $6.7 million for the quarter ended September 30, 2000 compared to $5.8 million for the same quarter in 1999. Research, technical and product development expenses amounted to $0.3 million in the third quarter of 2000 compared to $1.1 million in the third quarter of 1999. The increase in selling, general and administrative expenses is essentially offset by the decrease in research, technical and product development expenses as costs incurred by RTI Energy Systems shifted from product development to sales and administrative in nature.

OPERATING INCOME

     Operating income for the three months ended September 30, 2000 amounted to $1.7 million, or 2.7% of sales compared to a loss of $3.4 million in the same period of 1999. This change consists of an increase in operating income from the Titanium Group and Other operations of $1.3 million primarily due to improved profitability at the Company's newly expanded Galt Alloys facility which incurred start up costs in the same period of 1999, and an increase in mill product shipments in 2000 from those affected by the strike by the United Steelworkers of America at the Company's Niles, Ohio facility in 1999. A favorable product mix of higher value-added rolled mill products, as well as the favorable impact of import duty drawback claims by RMI to U.S. Customs contributed to increased operating income. The change also reflects an increase in operating income in the Fabrication and Distribution Group of $3.7 million as distribution sales increased and losses were reduced in the oil and gas businesses as a result of a $1.9 million charge relating to new market development in 1999. The increase was partially offset by the devaluation of certain scrap inventories and increased costs of production.

OTHER INCOME

     Other income for the three months ended September 30, 2000 amounted to $0.2 million, or 0.3% of sales compared to $0.1 million, or 0.3% of sales in the same period of 1999.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 2000 amounted to $0.6 million, or 1.0% of sales compared to $0.7 million, or 1.4% in the same period of 1999.

INCOME TAXES

     In the third quarter of 2000, the Company recorded an income tax provision of $0.8 million compared to a $1.4 million credit recorded in the third quarter of 1999. The effective tax rate for the third quarter of 2000 was approximately 68%. The effective tax rate for the third quarter of 1999 was approximately 37%. The effective tax rate for the three month period ended September 30, 2000 of 68% was the result of a $0.3 million adjustment to reflect the increase in the effective tax rate from 39%, which was the estimate through June 30, 2000, to 42% through September 30, 2000. The effective tax rate for the nine months ended September 30, 2000 of 42% was greater than the Federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

NET INCOME

     Net income for the quarter ended September 30, 2000 amounted to $0.4 million or 0.6% of sales, compared to a loss of $2.5 million in the comparable 1999 period. This increase reflects improvements in profitability at the Company's distribution and Galt Alloys facilities, increased mill product shipments in 2000 from those affected by the strike by the United Steelworkers of America at the Company's Niles, Ohio facility on 1999, and favorable mix changes from higher value-added rolled mill products. The favorable impact of import duty drawback claims by RMI to U.S. Customs as well as reduced losses in the energy sector due to the prior year $1.9 million charge related to new market development also contributed to the increased net income. Partially offsetting the increase in net income for the quarter was the devaluation of certain scrap inventories, increased costs of production, and increased provision for income taxes resulting from the adjustment to the full year effective tax rate from 39% to 42% which was recorded during the third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

     Net sales increased to $195.6 million for the nine months ended September 30, 2000 compared to net sales of $178.0 million in the corresponding 1999 period. Sales for the Company's Titanium Group and Other operations amounted to $112.6 million in the first nine months of 2000 compared to $104.7 million in the same period of 1999. The sales increase is due primarily to increased shipments of titanium mill products. Shipments of titanium mill products were
7.5 million pounds in the first nine months of 2000 compared to 6.4 million pounds for the same period in 1999. The increase in mill product shipments in the first nine months of 2000 reflects the impact of the strike at the Company's Niles, Ohio facility which lasted until April 12, 1999, as well as increased shipments to companies in the Fabrication and Distribution Group (intercompany). Average realized prices on mill products in the first nine months of 2000 decreased marginally to $16.11 per pound from $16.17 per pound in the first nine months of 1999. The decrease in average realized prices for mill products results primarily from an increase in product mix of lower value-added forged products when compared to 1999. Sales for the Company's Fabrication and Distribution Group amounted to $83.0 million in the nine months ended September 30, 2000 compared to $73.3 million in the same period of 1999. The primary reason for this increase is increased shipments of the Company's distribution products in the U.S. and Europe partially offset by a decrease in sales in the oil and gas businesses.

GROSS PROFIT

     Gross profit amounted to $28.3 million, or 14.5% of sales for the nine months ended September 30, 2000 compared to a gross profit of $24.6 million or 13.8% for the comparable 1999 period. This increase primarily reflects reduced losses on oil and gas activities as a result of a $1.9 million charge relating to new market development in 1999, and an increase in mill product shipments in 2000 from those affected by the strike by the United Steelworkers of America at the company's Niles, Ohio facility in 1999. Increased sales at the Company's distribution companies, improved profitability at the Galt Alloys facilities, as well as the favorable impact of import duty drawback claims by RMI to U.S. Customs also contributed to increased gross profits. The increase was partially offset by increased costs of production and the devaluation of certain scrap inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $20.6 million for the nine months ended September 30, 2000 compared to $18.1 million for the same period in 1999. Research, technical and product development expenses amounted to $1.0 million in the first nine months of 2000 compared to $3.1 million in the first nine months of 1999. The increase in selling, general and administrative expenses was essentially offset by the decrease in research, technical and product development expenses as costs incurred by RTI Energy Systems have shifted from product development to sales and administrative in nature. The remainder of the increase in selling, general and administrative expense is primarily due to one time separation benefit expense related to an executive retirement in the first quarter of 2000.

OPERATING INCOME

     Operating income for the nine months ended September 30, 2000 amounted to $6.7 million, or 3.4% of sales compared to $3.4 million or 1.9% of sales in the same period of 1999. This change consists of a decrease in operating income in the Titanium Group and Other operations of $0.8 million. The decrease reflects increased costs of production in the first nine months of 2000, and the devaluation of certain scrap inventories, partially offset by an increase in mill product shipments in 2000 from those affected by the strike by the United Steelworkers of America at the company's Niles, Ohio facility in 1999, improved profitability at the Galt Alloys facilities, as well as the favorable impact of import duty drawback claims by RMI to U.S. Customs. The change also reflects an increase in operating income in the Fabrication and Distribution Group of $4.1 million due to increases in sales and continuing cost reduction efforts at the Company's distribution businesses.

OTHER INCOME

     Other income for the nine months ended September 30, 2000 amounted to $6.8 million, or 3.5% of sales compared to $0.8 million, or 0.5% of sales in the same period of 1999. The increase is primarily the result of the April 26, 2000 financial settlement of approximately $6.0 million between RTI and Boeing Commercial Airplane Group whereby Boeing compensated RTI for its failure to meet minimum order quantities during 1999 under terms of their long-term supply agreement. The remainder of the increase reflects income on the sale of a portion of RMI's now closed Ashtabula, Ohio facilities offset by reduced investment income on short-term securities.

INTEREST EXPENSE

     Interest expense for the nine months ended September 30, 2000 amounted to $1.8 million, or 0.9% of sales compared to $1.9 million, or 1.0% of sales in the same period of 1999.

INCOME TAXES

     In the first nine months of 2000, the Company recorded an income tax provision of $4.9 million compared to a $0.9 million provision recorded in the first nine months of 1999. The effective tax rate for the first nine months of 2000 was approximately 42%. The effective tax rate for the first nine months of 1999 was approximately 37%. The effective tax rate for the nine-month period ended September 30, 2000 of 42% was greater than the Federal statutory rate of 35% due to state income taxes and non-deductible goodwill amortization.

NET INCOME

     Net income for the nine months ended September 30, 2000 amounted to $6.8 million or 3.5% of sales, compared to $1.5 million or 0.8% of sales in the comparable 1999 period. This increase reflects the April 26, 2000 financial settlement from Boeing related to its failure to meet 1999 minimum order requirements under terms of a long-term agreement, improvements in profitability at the Company's distribution and Galt Alloys companies and an increase in mill product shipments in 2000 from those affected by the strike by the United Steelworkers of America at the Company's Niles, Ohio facility in 1999. Reduced losses in oil and gas activities as a result of a $1.9 million charge relating to new market development in 1999, as well as the favorable impact of import duty drawback claims by RMI to U.S. Customs also contributed to the favorable change. Partially offsetting the increase in net income were increased costs of production, the devaluation of certain scrap inventories and the increase in the effective tax rate from 37% in 1999 to 42% in 2000.

OUTLOOK

     Following announcements last year by Boeing of lower commercial aircraft production rates for 2000 and 2001 due to lower demand, aerospace contractors adjusted production to accommodate the lower rates from Boeing and adjusted their inventories downward from peak levels in 1999. Since then, the titanium industry has been in a cyclical downturn, characterized by reduced demand and lower product pricing. Those conditions are expected to continue into 2001.

     More recently, however, Boeing and Airbus have announced increased orders and that they expect their production levels to be improved by 5% to 10% for 2001 and 2002. As a result, it is expected that excess inventories in the commercial aerospace supply lines will be reduced to normal levels and market conditions for titanium mill products will improve in 2001. In addition, the Company believes that increased military spending and increased spending on oil and gas exploration and production projects will further strengthen its commercial markets. Based on currently available information the Company anticipates that the U.S. titanium industry's total shipments in 2000 will improve from 1999 levels and increase further in 2001, although the amount of increase, if any, cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft orders, titanium demand and pricing could remain under pressure. Longer term, aerospace forecasters continue to project growth in revenue passenger miles and aircraft demand, particularly in wider body aircraft which generally require more titanium.

     On January 28, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI would supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes drop below the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, a demand notice of approximately $7.0 million was presented to Boeing Commercial Airplane Group for such compensation since 1999 shipments amounted to only 900,000 pounds. On April 26, 2000, Boeing satisfied the above mentioned contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income-net during the quarter ended June 30, 2000. It is expected that a similar payment will be sought under the contract in connection with 2000 shipments.

     In another accord, RMI, through its French affiliate, Reamet, was chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs which began in 1999 and extends through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes.

     RMI is the designated sole supplier of titanium mill products for the Air Force F-22 fighter being built by Lockheed Martin and Boeing. The contract began in 1998 and will continue through the life of the program with approximately 339 aircraft forecast to be produced by the year 2012. The value of this contract could potentially total $340 million.

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

     RMI is also the principal supplier of alloy sheet to B.F. Goodrich Aerospace Aerostructures Group, which designs and manufactures engine nacelle systems for large commercial and military aerospace applications. RMI has contracts with Construcciones Aeronauticas S.A. (CASA) of Spain and Daimler-Benz Aerospace AG of Germany for their alloy plate and sheet requirements in connection with the Airbus and Eurofighter programs. All three contracts, with potential revenues totaling $60 million, began in 1999 and extend through 2001.

     RTI International Metals, Inc. was chosen by BAE Systems RO Defence UK to supply the titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery is expected to begin in 2003 and continue through 2010, with titanium shipments beginning in 2001. Initial deliveries will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 800 guns will be produced. The value of this contract could potentially exceed $100 million.

     As a result of continuing softening aerospace demand, and the aerospace inventory adjustments referred to above, the Company's total order backlog as of September 30, 2000 was approximately $104 million, compared to $150 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $21.3 million in the first nine months of 2000 compared to $18.5 million in the first nine months of 1999. The change in net cash flows from operating activities in the first nine months of 2000 compared to the same period in 1999 was due primarily to an increase in net income, partially offset by a slower rate of reductions in working capital. Working capital was reduced in the first nine months of 2000 as the Company's inventory reduction efforts resulted in a $17.6 million reduction and accounts receivable were reduced by $.8 million primarily from energy business customers. Partially offsetting these favorable impacts was a reduction in accounts payable and other current liabilities of $13.4 million. The Company's working capital ratio was 7.7 to 1 at September 30, 2000.

     During the first nine months of 2000, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. During the comparable 1999 period, cash flow requirements for capital expenditures were funded by cash provided from operating activities and borrowings under the Company's unsecured credit facility.

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

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At September 30, 2000, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $77.5 million. At September 30, 2000, $20.9 million was outstanding under the facility.

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

     At September 30, 2000, the amount accrued for future environment-related costs were $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.2 million to $7.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the first nine months of 2000 and 1999 amounted to $7.0 and $22.1 million, respectively. The Company has anticipated capital spending of approximately $10 million in 2000. Based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and or timing of capital spending could be affected.

NEW ACCOUNTING STANDARDS

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value will be recognized in income immediately if the derivatives are deemed not to be effective hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has evaluated the requirements of SFAS No. 133 and has determined that the adoption of this standard will not have a material impact on the consolidated financial statements.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company has evaluated the requirements of SAB 101 and has determined that the adoption of this standard will not have a material impact on the consolidated financial statements.

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

  (b) There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

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

Date: November 13, 2000

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                       L. W. Jacobs
                                             Vice President & Chief Financial
                                                         Officer