Form 10-K
period 2000-12-31
RTI INTERNATIONAL METALS INC
filed 2001-03-19
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [fee required] for the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] for the transition period from
      _____________________ to _____________________

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001: $195,580,933. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding at March 1, 2001: 20,870,668

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Selected Portions of the 2001 Proxy Statement-Part III of this Report.

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

                            ------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    2
Item 2.     Properties..................................................   10
Item 3.     Legal Proceedings...........................................   10
Item 4.     Submission of Matters to a Vote of Security Holders.........   12

                                   PART II
Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................   13
Item 6.     Selected Financial Data.....................................   14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   14
Item 7(a).  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   21
Item 8.     Financial Statements and Supplementary Data.................   21
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   42

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   43
Item 11.    Executive Compensation......................................   43
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   43
Item 13.    Certain Relationships and Related Transactions..............   43

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   43
Signatures..............................................................   44
Index to Exhibits.......................................................   45

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     RTI International Metals, Inc., is a leading U.S. producer of titanium mill and fabricated-metal products for the global market. The Company conducts business in two segments: the Titanium Group and the Fabrication and Distribution Group. The Titanium Group's mill products are processed by RTI's customers to provide products for use in the aerospace industry and industrial markets. The Fabrication and Distribution Group's products are used primarily in the aerospace, oil and gas, geothermal energy production and chemical process industries, and a number of other industrial applications. The Fabrication and Distribution Group also provides fabrication, extrusion and conversion services to titanium and other specialty metals producers, and operates a number of distribution centers specializing in high temperature and corrosion resistant alloys including titanium, stainless steel and nickel-based products.

     On September 30, 1998, the shareholders of the Company's now wholly-owned subsidiary RMI Titanium Company ("RMI") approved a proposal to reorganize into a holding company structure (the "1998 Reorganization"). Pursuant to this reorganization, the Company became the parent company of RMI, and shares of RMI Common Stock were automatically exchanged on a one-for-one (1:1) basis for shares of RTI. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998.

     The Company is a successor to entities that have been operating in the titanium industry since 1951. In 1990, USX Corporation and Millennium Petrochemicals Inc. ("Millennium", formerly Quantum Chemical Corporation) transferred their entire ownership interest in RMI's immediate predecessor, RMI Company, an Ohio general partnership, to RMI in exchange for shares of common stock (the "1990 Reorganization"). Millennium sold its shares of common stock to the public while USX retained ownership of its shares.

     In November, 1996, USX completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock owned by USX. On March 31, 1999, USX announced that it had terminated its ownership interest in the Company. USX irrevocably deposited with Chase Manhattan Trust Company ("Chase") all of the 5,483,600 shares of RTI's common stock it previously owned. The deposit of the shares was in full satisfaction of the Notes. Chase was the trustee under the note indenture and held the shares in trust for the benefit of the holders of the Notes until the shares were exchanged for the Notes on the maturity date.

     On February 1, 2000, Chase delivered 5,483,000 of RTI common shares to the note holders in exchange for the Notes.

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., ("Galt") a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. Subsequent to the 90% acquisition of Galt, new facilities were constructed at Galt that provide low cost feedstock to the Company's Niles, Ohio facility. Galt conducts business as part of the Titanium Group.

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals, Inc. ("NCM") of Solon, Ohio. NCM was a manufacturer and distributor of high temperature and corrosion resistant alloys including titanium, stainless steel and nickel, in long bar form, for use in the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to manufacturing facilities, which now operate as part of the Fabrication unit of the Fabrication and Distribution Group, NCM operated four distribution centers which now operate as part of the Distribution unit of the Fabrication and Distribution Group. Also on October 1, 1998, RTI acquired the assets of Weld-Tech Engineering, L.P. ("Weld-Tech"). Weld-Tech, based in Houston, Texas operates as part of the Energy unit of the Fabrication and Distribution Group. Weld-Tech provides engineered and fabricated products, systems and services for the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services.

     On December 14, 2000, the Company purchased the remaining 60% of the outstanding shares of Reamet, S.A. ("Reamet"). Since 1992, the Company had owned 40% of the outstanding shares of Reamet. Reamet, located in Villette, France, is a premier distributor of titanium products to the French market, serving aerospace, military and industrial customers. Its largest customer is Aerospatiale, French partner to the Airbus consortium, with which it has a contract to supply titanium, principally in the form of cut plate. Reamet now operates as part of the Fabrication and Distribution Group.

INDUSTRY OVERVIEW

     Titanium is one of the newest specialty metals. Its physical characteristics include high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950's when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. However, significant quantities of the industry's output are currently used in nonaerospace applications, such as oil and gas exploration and production, geothermal energy production, chemical processing and armor plate for military applications.

     Aerospace demand originates from two aerospace sectors: commercial and military. Since the late 1980's, commercial aerospace has been the dominant source of titanium demand. The commercial aerospace sector is expected to continue to dominate the long-term demand for titanium as a result of the expected growth of worldwide airline traffic and the need to repair and replace aging commercial airline fleets over the next 20 years coupled with reduced military aerospace spending in the post-cold war era.

     Historically, the cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, U.S. titanium mill product shipments registered cyclical peaks of 62 million pounds in 1997 to a low of 32 million pounds in 1983. The U.S. titanium industry's reported shipments decreased to 48 million pounds in 1999 from 1998 levels of 60 million pounds. The estimate for 2000 is approximately 50-52 million pounds, although this estimate is subject to uncertainties. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft orders, titanium demand and pricing could come under further pressure.

     Commercial aerospace markets experienced significant increases in demand beginning in 1995 and extending through 1999 in new aircraft deliveries, while military aerospace markets stabilized at historically reduced build rate levels. During this period, most major U.S. commercial airline carriers reported strong operating profits, prompting them to place orders for new aircraft.

     Starting with the Asian financial crisis in late 1998, coupled with production difficulties at its manufacturing facilities, and uncertain global economic conditions which affected the demand for commercial aircraft, Boeing Commercial Airplane Group made a number of announcements concerning its reduced 2000 production rates and expected reduced order bookings for new aircraft in the 2000-2001 time frame.

     Recently, however, Boeing and Airbus announced increased orders, and that they expect production levels to improve by 5% to 10% for 2001 and 2002.

     Despite increased oil and gas prices in 2000, reduced exploration resulted in lower demand for the Company's products used in oil and gas exploration; however, deep water, offshore exploration projects and more demanding environments, where most of the Company's products are targeted, are expected to remain active and should improve as oil and gas prices stabilize at higher price levels. At the end of 2000, the Company's energy related businesses had received a significant increase in orders as the markets in oil and gas exploration began to expand.

PRODUCTS AND MARKETS

     The Company's products are produced and marketed by two operating segments.

     The Titanium Group's products consist primarily of titanium mill products and specialty alloys for use in the ferrous and nonferrous metals industries. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, sheet, plate, strip and welded tube. These products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets such as prime aircraft manufacturers and subcontractors including metal fabricators, forge shops, machine shops and metal distribution companies. Titanium mill products are semi-finished goods and most often represent the raw or starting material for these customers, who then form, fabricate, machine or further process them into finished or semi-finished parts. This Group also manufactures titanium powders and, through Galt, specialty alloys used by the ferrous and nonferrous metal industries. Galt also processes, consolidates and melts titanium scrap which is used in the Company's titanium mill product melting facilities.

     The Fabrication and Distribution Group consists primarily of businesses engaged in the fabrication and distribution of titanium and other ferrous and nonferrous metals such as stainless steel and nickel-based alloys. Fabricated products include pipe, engineered tubular products, hot-formed and superplastically formed parts, cut shapes, and various specialized cut-to-size programs. The Fabrication unit extrudes numerous shapes and sizes of specialty metals for use in aerospace and nonaerospace applications. The Energy unit fabricates components such as connectors, subsea manifolds and riser systems which are used in offshore oil and gas production. The Energy unit also designs and markets offshore riser systems, stress joints and drill pipe. The Distribution unit also operates a number of metal distribution facilities, both foreign and domestic, which stock and deliver cut-to-size titanium products, as well as other nonferrous and ferrous metals.

     The amount of sales and the percentage of the Company's consolidated sales represented by each Group during each of the years beginning in 1998 were as follows (dollars in millions):

                                                        2000            1999            1998
                                                    ------------    ------------    ------------
                                                      $       %       $       %       $       %
Titanium Group....................................  $124.2    50%   $125.1    51%   $229.2    68%
Fabrication and Distribution Group................   108.4    43     100.2    41      91.6    27
Other (1).........................................    16.8     7      18.0     8      16.7     5
                                                    ------   ---    ------   ---    ------   ---
     Total........................................  $249.4   100%   $243.3   100%   $337.5   100%
                                                    ======   ===    ======   ===    ======   ===

---------------

(1) Includes United States Department of Energy ("DOE") remediation and restoration contract.

     Operating profit (loss) and the percentage of consolidated operating profit contributed by each Group during each of the years beginning in 1998 was as follows (dollars in millions):

                                                     2000            1999             1998
                                                  -----------    -------------    ------------
                                                   $       %       $       %        $       %
Titanium Group..................................  $5.6     84    $ 9.2     192%   $59.8     88%
Fabrication and Distribution Group..............    --     --     (6.4)   (134)     7.4     11
Other (1).......................................   1.1     16      2.0      42      0.8      1
                                                  ----    ---    -----    ----    -----    ---
     Total......................................  $6.7    100%   $ 4.8     100%   $68.0    100%
                                                  ====    ===    =====    ====    =====    ===

---------------

(1) Includes DOE remediation and restoration contract.

     The amount of the Company's consolidated assets identified with each Group for each of the years ended December 31 were as follows (dollars in millions):

                                                            2000          1999          1998
                                                           ------        ------        ------
Titanium Group...........................................  $225.4        $255.8        $253.4
Fabrication and Distribution Group.......................   149.5         134.7         116.8
Other (1)................................................     0.5           0.5           0.2
General Corporate (2)....................................     8.4           9.2          25.6
                                                           ------        ------        ------
     Total...............................................  $383.8        $400.2        $396.0
                                                           ======        ======        ======

---------------

(1) Includes DOE remediation and restoration contract.

(2) Consists primarily of unallocated cash, short-term investments and deferred tax assets.

  TITANIUM GROUP

     The Titanium Group produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Aerospace Business. Approximately 84% of the Company's 2000 mill product sales were aerospace-related compared with approximately 83% in 1999 and 86% in 1998. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, are utilized in aircraft bulkheads, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     According to The Airline Monitor, at December 31, 2000, the leading manufacturers of commercial aircraft, Boeing Company and Airbus Industrie, reported an aggregate of 3,224 aircraft under firm order and deliverable over the next five years. The comparable backlog as of December 31, 1999 was 2,943 aircraft. Notably, the backlog for wide body aircraft, such as the Airbus A330, and A340 and the Boeing 767 and 777, which typically consume more titanium per aircraft than their narrow body counterparts, at December 31, 2000, was 672 aircraft as compared to 596 aircraft at December 31, 1999. Included in the wide body backlog at December 31, 2000 were 247 Boeing 777 aircraft, which consume significantly more titanium than any other commercial aircraft, representing a 30% increase over the December 31, 1999 backlog of 189 aircraft.

     Both Boeing and Airbus have indicated plans for increased production in 2001 to meet expected shipment rates of 537 aircraft and 368 aircraft, respectively.

     Nonaerospace. Principal nonaerospace mill products include commercially pure (unalloyed) strip, welded tube and plate used for chemical processing and pulp and paper equipment. Bar is sold for the production of medical implants and high-performance automotive engine parts. The Company is also a supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Nonaerospace sales accounted for 16% of the Company's mill product sales in 2000, 17% in 1999 and 14% in 1998. Since the Company's entry into strip production in 1984 and tube production in 1986, sales of these two products have grown to represent a majority of the Company's total nonaerospace mill product sales.

     In July 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt undertook a major expansion program designed to enable Galt to better serve the titanium industry and its customers.

     Currently, Galt produces plasma consolidated and plasma hearth melted electrodes and casts for aerospace and military titanium applications domestically and internationally. The Company continues to hold ISO 9002 and AS 9000 certification status.

     Other. The Company has a long-term agreement with the DOE covering the remediation and restoration of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. government. The Company is serving as the prime contractor during the remediation and restoration period. Year-to-year revenues and the time of completion of the project will depend on DOE funding. In 2000, the Company recognized $16.8 million in revenues under this program compared to $18.0 million in 1999 and $16.7 million in 1998. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities.

  FABRICATION AND DISTRIBUTION GROUP

     Fabricated products include pipe, engineered tubular products and extrusions for the oil and gas exploration and production and geothermal energy production industries, hot-formed and superplastically formed parts and cut shapes and extrusions for aerospace applications.

     The Company owns and operates a number of distribution facilities, both foreign and domestic. These centers stock titanium as well as other nonferrous and ferrous metals to fill customer needs for smaller quantity, quick delivery orders. These centers also provide cutting and light fabrication services. Three locations, one near

St. Louis, Missouri, one near Birmingham, England, and one near Paris, France operate stocking and cut-to-size programs designed to meet the needs of aerospace and nonaerospace customers.

     In an effort to expand the fabrication and distribution business, the Company made two strategic acquisitions during the fourth quarter of 1998. On October 1, RTI acquired NCM of Solon, Ohio. NCM manufactured and distributed high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel to the aerospace, chemical processing, oil exploration and production, and power generation industries. The manufacturing facilities now operate as part of the Fabrication unit of the Fabrication and Distribution Group. NCM also operated four distribution facilities which now operate as part of the Distribution unit of the Fabrication and Distribution Group. Additionally, in order to enhance and further expand its already significant efforts to develop new markets for titanium in the oil and gas exploration and production and geothermal energy production industries, RTI acquired the assets of Weld-Tech of Houston, Texas on October 1, 1998. Weld-Tech, which now operates as part of the Energy unit of the Fabrication and Distribution Group, provides engineering and fabrication services to the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services. RTI increased its investment in Weld-Tech with the addition of a machining center. This addition improved capabilities and provided additional fabrication services to Weld-Tech's expanding customer base in titanium and other specialty metals, as well as various steels.

     Another subsidiary, RTI Energy Systems, Inc., also serves the oil and gas markets. RTI Energy Systems specializes in the design, engineering and marketing of offshore riser systems, connectors, stress joints and drill pipe from titanium and other metals. Weld-Tech, together with RTI Energy Systems, operates under the name of RTI Energy Systems, as the Energy unit of the Fabrication and Distribution Group.

     The Company continues to work closely with a number of oil companies and engineering concerns to develop other titanium projects or applications in the oil and gas and geothermal energy production industries. RTI has entered into several cooperative ventures to market, engineer, fabricate and install production risers, flow lines and other subsea systems.

EXPORTS

     The majority of the Company's exports consist of titanium mill products and extrusions used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales were 23% of sales in 2000, 21% in 1999 and 21% of sales in 1998. Such sales were made primarily to the European market, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company's export sales are denominated in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     As a leading supplier of flat-rolled titanium alloy mill products to the European market, the Company has worked through its distributors to secure contracts to furnish mill products to the major European aerospace manufacturers. As a result, the Company has significant export sales to customers in France, the United Kingdom, Italy, Spain, and Germany. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet. In 2000, RTI purchased the remaining 60% of Reamet. In addition, the Company expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. Operations at the facility commenced during the second quarter of 1995, and have exhibited steady growth since that time. In 1996, the Company became a qualified supplier to Rolls Royce Plc and has received orders to supply material from the Birmingham facility for use in fan blades and other critical rotating parts in Rolls Royce's family of jet engines. In January, 1998 RTI, through its French subsidiary, Reamet, was chosen by Aerospatiale as a major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001.

BACKLOG

     For a discussion of order backlog, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge, a porous metallic material; titanium scrap; and alloying agents. RTI acquires its raw materials from a number of domestic and foreign suppliers, under long-term contracts and other negotiated transactions. Requirements for sponge and scrap vary depending upon the volume and mix of final products. The addition of the Galt cold hearth melting facility permits the Company to consume significantly more scrap in its primary melting facility, thus reducing the need for purchased titanium sponge. Based on the current levels of customer demand, current production schedules, and the level of inventory on hand, the Company estimates its purchases of sponge and scrap will increase significantly during 2001.

     The Company has previously entered into two long-term sponge supply agreements. One of the agreements is with a Japanese supplier and permits the Company to purchase up to four million pounds of sponge per year through 2005, either at market price or the price in effect under the contract plus changes in certain of the supplier's costs. In addition, this contract permits the Company to purchase up to an additional four million pounds of sponge at negotiated prices. This contract is subject to renegotiation or termination under certain conditions. Allvac-Oremet, a division of Allegheny Technologies, Inc., has been the supplier of sponge under the other long-term agreement. Late in 2000, Allegheny Technologies announced the idling of sponge production at the Allvac-Oremet facility in 2001. RTI is in the process of developing sourcing alternatives for the long-term supply of sponge.

     Companies in the Fabrication and Distribution group obtain the majority of their titanium mill product requirements from the Titanium Group. These transactions are priced at amounts approximating arm's length prices. Titanium products that are not available or are not produced by the Titanium Group are purchased at market prices from independent third-party suppliers. Non-titanium metallic requirements are generally sourced from the best available producer at competitive market prices.

     The Company believes it has adequate sources of supply for titanium sponge, scrap, alloying agents and other raw materials.

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

     The aerospace consumers of titanium mill products tend to be highly concentrated. The Boeing Company and Airbus Industrie, through direct purchase and their families of subcontractors, consume most of the aerospace mill products. Shipments of aerospace products represented approximately 84% of RMI's mill product shipments in 2000, 35% of which were used in defense applications. Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China.

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

     In the second half of 1997, this Russian producer filed two separate petitions under the trade laws. The first sought GSP treatment for unwrought products from Russia (sponge, powders, ingot and billet). The second petition sought removal of the competitive needs limit for wrought products (plate, sheet, pipe, etc.). The competitive needs limit was actually exceeded by this producer in 1997, 1998, 1999 and 2000. In July of 1998 the second petition was granted thereby extending the GSP eligibility for wrought products from Russia. A decision on whether or not to grant similar GSP treatment to unwrought products is pending.

     The Company believes that any significant increase in the imports of titanium mill products from Russia, without similar treatment for unwrought products, in particular for sponge, could materially affect competition in the domestic titanium industry. The Company supports the granting of the petition to provide GSP treatment for all unwrought products.

     Competition in the Fabrication and Distribution Group is primarily on the basis of price, quality, timely delivery and customer service. RTI Energy Systems competes with a number of other fabricators, some of which are significantly larger, in the offshore oil and gas exploration and production industry.

MARKETING AND DISTRIBUTION

     RTI markets its titanium mill products and related products and services worldwide. The majority of the company's sales are made through its own sales force and lesser amounts through independent distributors. RTI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Brea, California; Washington, Missouri; and Salt Lake City, Utah. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of products and services provided by companies in the Fabrication and Distribution Group are made by personnel at each plant location. Fabrication and Distribution Group locations include: Solon, Ohio; Los Angeles, California; Houston, Texas; Sullivan and Washington, Missouri; Birmingham, England; Villette, France; Dusseldorf, Germany; and Milan, Italy. Major U.S. distribution centers are located in California, Texas, Missouri, and Connecticut.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at its facilities in Niles, Ohio. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. In addition to the Company's own funding, certain major customers have assisted in funding the Company's development of specific titanium applications. Research, technical and product development costs totaled $1.3 million in 2000, $4.5 million in 1999 and $4.4 million in 1998. Customer assisted funding, which is treated as a reduction of research and development spending, reduced the Company's portion of research and development expense to $4.0 million in 1999, and $3.9 million in 1998. Customer funding for research and development in 2000 was nominal.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its know-how, trade secrets and patents important to conduct its business, although no individual item is considered to be material to the Company's current business.

EMPLOYEES

     As of December 31, 2000, the Company and its subsidiaries employed 1,291 persons, 474 of whom were classified as administrative and sales personnel. 1,015 of the total number of employees were in the Titanium Group, while 276 were employed in the Fabrication and Distribution Group.

     The United Steelworkers of America represents 421 of the hourly and clerical and technical employees at RMI's plant in Niles, Ohio and 19 hourly employees at Earthline Technologies, Inc., in Ashtabula, Ohio. No other Company employees are represented by a union.

     After the United Steelworkers of America and RMI failed to reach agreement on a new contract covering the hourly workforce at its Niles, Ohio plant, a work stoppage commenced October 1, 1998, and ended on April 12, 1999. The Niles plant is the Company's largest production facility. Operations at the plant were conducted by nonstriking personnel while negotiations continued. The hourly and clerical employees agreed to a forty-two month contract which provided them with increases in wages and pensions while in turn agreeing to significant changes in work rules. This contract expires in October 2003. The contract for the hourly employees at the facilities in Ashtabula expires in January, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company, together with their ages as of December 31, 2000, and titles.

                   NAME                     AGE                          TITLE
                   ----                     ---                          -----
Timothy G. Rupert.........................  54    President and Chief Executive Officer
John H. Odle..............................  58    Executive Vice President
Lawrence W. Jacobs........................  45    Vice President, Chief Financial Officer, and
                                                  Treasurer
Dawne S. Hickton..........................  43    Vice President and General Counsel
Gordon L. Berkstresser....................  53    Vice President and Controller

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

     Mr. Jacobs was elected Vice President, Chief Financial Officer, and Treasurer in July 1999, having served as Vice President and Treasurer since March 1998. Mr. Jacobs had been Senior Vice President of PNC Bank, N.A. in Pittsburgh, Pennsylvania, where he was the segment executive for the bank's metal industry clients.

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

ITEM 2.  PROPERTIES

MANUFACTURING FACILITIES

     The Company has approximately 1.2 million square feet of manufacturing facilities, exclusive of office space. The Company's principal manufacturing plants, the principal products produced at such plants and their aggregate capacities are set forth below.

                            MANUFACTURING FACILITIES

                                                                                    ANNUAL RATED
          LOCATION                                  PRODUCTS                          CAPACITY
          --------                                  --------                        ------------
TITANIUM
-----------------------------
Niles, OH                      Ingot (million pounds).............................      36.0
Niles, OH                      Mill Products (million pounds).....................      22.0
Hermitage, PA                  Tube (million pounds)..............................       0.8
Salt Lake City, UT             Powders (million pounds)...........................       1.5
Canton, OH                     Ferro titanium and specialty alloys (million
                               pounds)............................................      16.0
FABRICATION AND DISTRIBUTION
-----------------------------
Washington, MO                 Hot-Formed and superplastically formed
                               components (thousand press hours)..................      50.0
Sullivan, MO                   Cut Parts (thousand man hours).....................      23.0
Solon, OH                      Extruded products (million pounds).................       1.8
Houston, TX                    Machining & Fabrication oil and gas products
                               (thousand man hours)...............................     246.0
Birmingham, England            Cut parts and components (thousand man hours)......      21.0
Villette, France               Cut parts and components (thousand man hours)......       9.0

     A second extrusion press is under construction at a recently acquired site in Houston, Texas. This new 5,000 ton press will have an annual capacity of 1.8 million pounds.

     The Company leases the facilities in Solon, Ohio; Sullivan, Missouri; the newly acquired site in Houston, Texas; Birmingham, England and certain buildings and property at Washington, Missouri and Canton, Ohio. All other facilities are owned. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

CONVERSION SERVICES

     The Company utilizes third-party converters to melt and/or finish approximately 35% of its mill products. The use of these converters raises the Company's effective processing capacity. Certain mill products, such as hot band and cold rolled strip and oversized plate, are produced entirely by such converters using semi-finished titanium mill products supplied by the Company. However, the Company is responsible for inspecting and delivering these products to customers. The Company maintains long-term relationships with many of these conversion companies. The Company believes that, if necessary, it could provide these products by utilization of other methods and sources of conversion.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Given the critical nature of many of the aerospace end uses for the Company's products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $250 million, which includes grounding liability. There are currently no material pending or threatened claims against the Company, other than the environmental matters discussed below.

  ENVIRONMENTAL

     The Company is subject to federal, state and local laws and regulations concerning environmental matters. During 2000, 1999, and 1998, the Company spent approximately $1.2 million, $1.4 million and $1.4 million, respectively, for environmental remediation, compliance, and related services. The Company estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $1.5 million annually for 2001 and 2002.

     In connection with the 1990 Reorganization, the Company assumed all responsibility for environmental matters relating to RMI Company and its immediate predecessor, Reactive Metals, Inc., which commenced business on April 1, 1964, and agreed to indemnify Millennium and USX against any liability relating to such environmental matters. Millennium and USX have been named as potentially responsible parties in connection with the Fields Brook Superfund site discussed below. Millennium initially acquired the Company's now closed Ashtabula facilities in 1950, which it owned until 1964, when they were acquired by Reactive Metals, Inc. Although the Company believes it may have claims with respect to possible remediation and other costs against Millennium for the pre-1964 period, ultimate apportionment of any liability between the Company and Millennium has not been finally agreed upon.

     Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

     Fields Brook Superfund Site. The Company has been identified by the U.S. Environmental Protection Agency the ("EPA") as a potentially responsible party ("PRP") under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. Cleanup began in 2000, and is expected to be completed in 2001. Based on the original bid, the estimated cost of dealing with additional material found during the cleanup, the estimated cost of overseeing the project and the long-term maintenance of the landfill, the cost of remediation is currently estimated to be $20.0 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

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

     A Corrective Measures Study report prepared for the Company by the consultant states that the presence of metals would not be expected to have an adverse impact on humans or the environment, and, after conducting a detailed analysis of cleanup alternatives, the study recommended that metals contaminated material be consolidated at the Fields Brook Superfund site landfill. That work was completed in 2000. It is possible that the EPA will require additional work. See Note 14 to the consolidated financial statements.

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

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 2000, the amount accrued for future environmental-related costs was $1.8 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.8 to $9.0 million in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.6 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 2001: 902

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2000

QUARTER                                                  HIGH          LOW
-------                                                ---------    ---------
First................................................  $  9.4375    $  6.1875
Second...............................................    13.9375       8.3750
Third................................................    14.8750      11.5625
Fourth...............................................   14.93750     12.31225
Year.................................................  $14.93750    $  6.1875

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1999

QUARTER                                                  HIGH          LOW
-------                                                ---------    ---------
First................................................  $ 16.0000    $  9.1250
Second...............................................    15.0000       9.1250
Third................................................    14.5625       9.1250
Fourth...............................................    10.0625       5.4375
Year.................................................  $ 16.0000    $  5.4375

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                          (Dollars in thousands except for per share data)
INCOME STATEMENT DATA:
Sales...............................  $249,382    $243,309    $337,476    $318,530    $251,357
Operating income....................     6,741       4,769      67,996      56,315      33,730
Income before income taxes..........    11,409(1)    3,527      70,101      57,317      31,659
Net income..........................     6,731       2,223      68,143(2)   60,085(2)   31,759
NET INCOME PER COMMON SHARE:
  Basic.............................  $   0.32    $   0.11    $   3.31    $   2.94    $   1.71
  Diluted...........................  $   0.32    $   0.11    $   3.29    $   2.92    $   1.70

                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                                       (Dollars in thousands)
BALANCE SHEET DATA:
Working Capital.....................  $208,388    $209,174    $196,225    $184,824    $132,136
Total assets........................   386,279     400,243     396,020     291,309     215,880
Long-term debt......................    19,800      36,200      20,080          --       3,600
Total shareholders' equity..........   301,859     295,604     292,765     221,173     158,736

---------------

(1) Includes the effect of a $6.0 million gain from the settlement of a contractual dispute.

(2) Includes a $22.8 million and a $21.2 million income tax benefit relating to NOL utilization and the reduction in the deferred tax valuation allowance in 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the long-term impact of the current energy situation, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

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

     In the last several years, commercial aerospace markets have shown a significant increase in demand with the aforementioned cyclical peak occurring in 1997. Demand was reduced in 1998 and again in 1999. In 2000, demand was modestly improved compared to 1999. Demand from military aerospace markets in recent years has stabilized at reduced build rate levels. In the 1995-1997 period, most major commercial airlines reported stronger operating profits and, during this same period, aircraft manufacturers increased build rates. According to The Airline Monitor, at December 31, 2000, the leading manufacturers of commercial aircraft, Boeing Company and Airbus Industrie, reported an aggregate of 3,224 aircraft under firm order and deliverable over the next five years. The comparable backlog as of December 31, 1999 was 2,943 aircraft. Notably, the backlog for wide body aircraft, such as the Airbus A330, and A340 and the Boeing 767 and 777, which typically consume more titanium per aircraft than their narrow body counterparts, at December 31, 2000, was 672 aircraft as compared to 596 aircraft at December 31, 1999. Included in the wide body backlog at December 31, 2000 were 247 Boeing 777 aircraft, which consume significantly more titanium than any other commercial aircraft, representing a 30% increase over the December 31, 1999 backlog of 189 aircraft. Both Boeing and Airbus have indicated plans for increased production in 2001 to meet expected shipment rates of 537 aircraft and 368 aircraft, respectively. The Company estimates that total industry shipments of titanium mill products in 2000 increased to approximately 50-52 million pounds, from 48 million pounds in 1999.

     Starting with the Asian financial crisis, production difficulties at its manufacturing facilities and uncertain global economic conditions which affected the demand for commercial aircraft, Boeing Commercial Airplane Group made a number of announcements reducing its forecasted production rates on a number of aircraft models through 2001. Boeing and Airbus Industrie, through direct purchases and their families of subcontractors, consume the majority of titanium mill products produced for aerospace needs. These companies and their subcontractors exercise considerable purchasing power in the industry. Aerospace contractors have announced delivery delays and rescheduling resulting from the Boeing announcements and, therefore, a need to adjust inventory requirements downward from peak levels. Based on currently available information, the Company anticipates that the U.S. titanium industry's total shipments will increase in 2001 from 2000 levels; although, the amount of increase cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft, titanium demand and pricing could come under further pressure.

     In recent years, the Company has devoted significant resources to developing new markets for titanium in the oil and gas and geothermal energy production industries. In addition to designing and fabricating the world's first all titanium high pressure drilling riser in 1995, the Company has also produced significant quantities of seamless titanium pipe for use in geothermal energy applications. The Company also supplied titanium stress joints for use in a production riser system located in the Gulf of Mexico. The Company conducts its operations for oil and gas and geothermal energy from its Houston, Texas facility under the name RTI Energy Systems, Inc. RTI Energy Systems also engineers, designs and markets offshore riser systems, stress joints, drill pipe and components.

     On December 14, 2000, the Company purchased the remaining 60% of the outstanding shares of Reamet. Since 1992, the Company had owned 40% of the outstanding shares of Reamet. Reamet, located in Villette, France, is a premier distributor of titanium products to the French market, serving aerospace, military and industrial customers. Its largest customer is Aerospatiale, French partner to the Airbus consortium, with which it has a contract to supply titanium, principally in the form of cut plate. Reamet now operates as part of the Fabrication and Distribution Group.

     RTI's strategy is to build on its leading position in the worldwide titanium industry while maintaining a strong financial condition and stringent quality, safety and environmental standards. RTI is emphasizing higher margin products in its traditional markets, while continuing to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net Sales. Net sales for the year ended December 31, 2000 increased to $249.4 from $243.3 million in 1999, an increase of $6.1 million, or 3%. Titanium Group sales to third parties decreased to $124.2 million in 2000 from $125.1 million in 1999. Mill product shipments for 2000 amounted to 9.4 million pounds compared to 8.9 million pounds in 1999. The increase in 2000 mill product shipments compared to 1999 is primarily due to increased shipments to companies in the Fabrication and Distribution Group (intercompany). Average realized selling prices for mill products decreased to $15.73 per pound in 2000 compared to $16.06 per pound in 1999 primarily as a result of an increase in product mix of lower value-added forged products. Fabrication and

Distribution Group sales increased to $108.4 million in 2000 from $100.2 in 1999 due to greater demand for fabricated products by the energy sector and increased shipments of the Company's distribution products in the United States and Europe. The Segment also benefited from the acquisition of Reamet on December 14, 2000.

     Gross Profit. Gross profit for the year ended December 31, 2000 amounted to $36.0 million, or 14.4% of sales compared to $33.6 million, or 13.8% of sales in 1999. The increase in gross profit was primarily a result of increased sales in the Fabrication and Distribution Group enhanced by improved gross profit percentages at the Company's Distribution locations. The improvement also reflects a $1.9 million charge related to new market development in 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses amounted to $27.9 million in 2000 compared to $24.8 million in 1999. The increase reflects a change in classification of expenses reported as research, technical, and product development in 1999 to selling, general and administrative in 2000, as the energy business evolved into a stand-alone commercial enterprise.

     Research, Technical and Product Development Expenses. Research, technical and product development costs amounted to $1.3 million in 2000 and $4.0 million in 1999. The decrease reflects a change in classification of expenses reported as research, technical, and product development in 1999 to selling, general and administrative in 2000, as the energy business evolved into a stand-alone commercial enterprise.

     Operating Income. Operating income for the year ended December 31, 2000 amounted to $6.7 million, or 2.7% of sales compared to $4.8 million, or 2.0% of sales in 1999. The improvement in operating income reflects the $6.4 million improvement to the Fabrication and Distribution Group's results primarily due to greater demand for fabricated products by the energy sector and increased shipments of distribution products in the United States and Europe. The improvement also reflects a $1.9 million charge related to new market development in 1999. This is partially offset by a reduction in operating income in the Titanium Group due to an adverse change in product mix.

     Other Income. Other income in 2000 amounted to $6.5 million compared to $1.3 million in 1999. This increase results primarily from the settlement of a contractual dispute with the Boeing Company, whereby the Boeing Company paid the Company contractually specified liquidated damages for failing to meet minimum order volumes.

     Interest Expense. Interest expense in 2000 amounted to $1.9 million compared to $2.6 million in 1999. This decrease results primarily from increased capitalization of interest during 2000 compared to 1999.

     Income Taxes. For the year ended December 31, 2000, the Company recorded a provision for income taxes of $4.7 million compared to $1.3 million in 1999. The effective tax rate for the year ended December 31, 2000 was approximately 41% compared to 37% in 1999. The difference between the statutory tax rate of 35% and the effective rate for the years ended December 31, 2000 and 1999 is primarily due to state income taxes, non-deductible goodwill amortization and prior year tax adjustments.

     Net Income. Net income for year ended December 31, 2000 amounted to $6.7 million, or 2.7% of sales compared to $2.2 million, or 0.9% of sales in 1999. This increase is due primarily to improved results in the Company's Fabrication and Distribution Segment, and the settlement with Boeing Company.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Sales. Net sales for the year ended December 31, 1999 decreased to $243.3 from $337.5 million in 1998, a decrease of $94.2 million, or 28%. Sales in the Titanium Group decreased to $125.1 million in 1999 from $229.2 million in 1998. This decrease was due primarily to reduced titanium mill product shipments in the first half of 1999 during the continuation of the work stoppage for three and a half months at RMI's Niles, Ohio plant and the remobilization period in May and June following the work stoppage. Mill product shipments for 1999 amounted to 8.9 million pounds compared to 17.0 million pounds in 1998. Average realized selling prices for mill products increased to $16.06 per pound in 1999 compared to $15.15 per pound in 1998 as a result of improved product mix. Fabrication and Distribution Group sales increased to $100.2 million in 1999 from $91.6 in 1998. Fabrication and Distribution sales were favorably impacted by the full year effect in 1999 of the additions of

NCM and Weld-Tech during the fourth quarter of 1998. This increase was partially offset by reduced sales in the Company's energy businesses.

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

     Other Income. Other income in 1999 amounted to $1.3 million compared to $2.8 million in 1998. This decrease results primarily from a decrease in investment income on short-term securities.

     Interest Expense. Interest expense in 1999 amounted to $2.6 million compared to $0.7 million in 1998. This increase results primarily from increased levels of borrowing.

     Income Taxes. For the year ended December 31, 1999, the Company recorded a provision for income taxes of $1.3 million compared to a $2.0 million provision in 1998. The effective tax rate for the year ended December 31, 2000 was approximately 37% compared to 2.8% in 1998. The difference between the statutory tax rate of 35% and the effective rate for the year ended December 31, 1999 is primarily due to state income taxes and non-deductible goodwill amortization. The difference between the statutory tax rate of 35% and the effective tax rate for the year ended December 31, 1998 was primarily due to adjustments to the deferred tax valuation allowance.

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

OUTLOOK

     Following announcements in 1999 by Boeing of lower commercial aircraft production rates for 2000 and 2001 due to lower demand, aerospace contractors adjusted production to accommodate the lower rates from Boeing and adjusted their inventories downward from peak levels in 1999. Since then, the titanium industry has been in a cyclical downturn, characterized by reduced demand and lower product pricing. Those conditions prevailed through most of 2000.

     More recently, however, Boeing and Airbus have announced increased orders and expectations of improved production levels of 5% to 10% for 2001 and 2002. The inventory of titanium products that existed in the commercial aerospace supply lines as of the end of 1999 and throughout 2000, which had exceeded near-term demand now appears to be more in line with forecasted production levels. As a result, it is expected that market conditions for titanium mill products will improve in 2001. In addition, the Company believes that increased military spending and increased spending on oil and gas exploration and production projects will further strengthen demand in key markets. Based on currently available information, the Company anticipates that the

U.S. titanium industry's total shipments in 2001 will improve from 2000 levels, although the amount of increase, if any, cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft orders, titanium demand and pricing could remain under pressure. Longer term, aerospace forecasters continue to project growth in revenue passenger miles and aircraft demand, particularly in wider body aircraft which generally require more titanium.

     On January 28, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI would supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes drop below the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, a demand notice of approximately $6 million was presented to Boeing Commercial Airplane Group for such compensation since 2000 shipments amounted to only 1.1 million pounds. The Company has not received any of the proceeds related to this claim, nor has it accrued the effect of the expected revenues. A similar claim was made in connection with 1999 shipments, and, on April 26, 2000, Boeing settled the contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income during the quarter ended June 30, 2000.

     RMI, through its French distributor and now wholly-owned subsidiary, Reamet, was chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for Aerospatiale's Airbus programs which began in 1999 and extend through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes.

     RMI is the designated sole supplier of titanium mill products for the Air Force F-22 fighter being built by Lockheed Martin and Boeing. The contract began in 1998 and will continue through the life of the program with approximately 339 aircraft forecast to be produced by the year 2012. Sales under this contract could potentially total $340 million.

     RMI was also selected by military aircraft producers Boeing and Northrop as the principal supplier of titanium alloy plate and alloy sheet including just-in-time, cut-to-size products, for the C-17 Transport and the F/A-18 Hornet program. The Hornet program includes the new E/F version which utilizes considerably more titanium than earlier C/D models. The agreement began in May 1999 and runs through December 2003.

     RMI is also the principal supplier of alloy sheet to Goodrich Aerospace Aerostructures Group, which designs and manufactures engine nacelle systems for large commercial and military aerospace applications. RMI has contracts with Construcciones Aeronauticas S.A. (CASA) of Spain and Daimler-Benz Aerospace AG of Germany for their alloy plate and sheet requirements in connection with the Airbus and Eurofighter programs. All three contracts, with potential revenues totaling $60 million, began in 1999 and extend through 2001.

     The Company was chosen by BAE Systems RO Defence UK to supply the titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery is expected to begin in 2003 and continue through 2010, with titanium shipments beginning in 2001. Initial deliveries will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 800 guns will be produced. Sales under this contract could potentially exceed $100 million.

     The Company's order backlog increased to $125 million in the fourth quarter of 2000, from $104 million at September 30, 2000, principally due to new business in the Energy unit of the Fabrication and Distribution Group. However, due to continuing soft aerospace demand, and the aerospace inventory adjustments referred to above, the Company's total order backlog as of December 31, 2000 was less than the $150 million backlog at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $32.3 million in 2000 compared to $20.0 million in 1999. The change in net cash flows from operating activities for the year ended December 31, 2000, compared to the comparable 1999 period was due primarily to increased income and cash generated through working capital reductions. In 2000, $10.1 million was generated through a reduction in working capital, and in 1999 $1.0 million was spent on an increase in working capital. Working capital amounted to $208.4 million at December 31, 2000, compared to $209.2 million at December 31, 1999. The decrease in working capital results primarily from an inventory reduction at the Company's Niles, Ohio facility. The Company's working capital ratio was 8.2 to 1 at December 31, 2000 compared to 5.8 to 1 at December 31, 1999.

     During 2000 and 1999, the Company's cash flow requirements for capital expenditures were funded by cash flow from operations and borrowing under the Company's $100 million unsecured credit facility. The Company used cash flow from operations to acquire the remaining 60% of the outstanding shares of Reamet in the fourth quarter of 2000. No acquisitions were made in 1999.

     The Company anticipates that it will be able to fund its 2001 working capital requirements and its capital expenditures from funds generated primarily by operations.

     RTI filed a universal shelf registration with the Securities and Exchange Commission in 1999 for the sale of up to $100 million of debt and/or equity securities at an unspecified future date. The proceeds of any such sale could be utilized to finance acquisitions, capital expenditures or other general purposes. The Company has not issued any debt or equity under the registration since it was filed nor has it any immediate plans to do so.

CAPITAL EXPENDITURES

     Gross capital expenditures for the years ended December 31, 2000 and 1999 amounted to $11.6 and $27.2 million, respectively. Included in 2000 spending was $5.5 million related to a new 5,000 ton press and site preparation at an NCM location in Houston, Texas, and $2.7 million for capital improvements to the production processes in Niles, Ohio. The Company continues to invest in its Enterprise Resource Planning (ERP) software system and in 2000 spent $2.5 million compared to $9.8 million spent on the system in 1999. RTI anticipates that current capital spending plans can be funded using cash provided from internally generated sources. Capital spending for 2001 is budgeted at approximately $16.0 million.

CREDIT AGREEMENT

     RTI entered into a credit agreement dated September 30, 1998 (the "Credit Facility") to replace RMI's existing credit facilities. This agreement provided for $125 million five-year and $25 million one-year borrowings, on an unsecured revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. Total borrowings were subject to a maximum leverage test in accordance with the agreement.

     On May 11, 2000, the Company amended the agreement reducing the $125 million facility to $100 million, terminating the $25 million facility, increasing the maximum permitted leverage and increasing certain LIBOR borrowing spreads by .25%. The Company can now borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At December 31, 2000, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $54.0 million. At December 31, 2000, $19.8 million was outstanding under the facility.

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

     At December 31, 2000, the amount accrued for future environment-related costs was $1.8 million. Based on available information, the Company believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.8 million to $9.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.6 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NEW ACCOUNTING STANDARDS

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value will be recognized in income immediately if the derivatives are designated for purposes other than hedging or are deemed not to be effective hedges. The Company adopted SFAS No. 133 on January 1, 2001. A net charge of approximately $0.3 million will be reflected as a cumulative effect of adoption of SFAS No. 133 in the Company's results of operations for the first quarter of 2001.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognized policies. This guidance was required to be implemented in 2000. The Company implemented SAB 101 as of October 1, 2000 without a material impact on the quarterly or annual results of operations.

WORK STOPPAGE

     RMI and the United Steelworkers of America reached an agreement on a four and a half year agreement after a six month strike which ended April 12, 1999. The new agreement provided the union with increases in wages and pensions while in turn it agreed to significant changes in work rules. Operations during the strike were conducted by management and salaried personnel at a rate of approximately 40-50% of normal production levels. The cost of the strike including the effect of lost shipments was estimated at $1.0 to $2.5 million per month from January through June of 1999. Startup and retraining costs were incurred from mid-April through June. The effect of the work stoppage for the entire fourth quarter 1998 was also estimated at $1.0 to $2.5 million per month. The Niles plant is the Company's largest production facility.

ACQUISITIONS

     On October 1, 1998, RTI acquired all of the capital stock of NCM for $35 million and the payment by RTI of certain bank debt amounting to $8.9 million. The $35 million purchase price consisted of $16 million in cash, a $16 million note, payable January 4, 1999, bearing interest at 5.81% per annum, and $3 million of the Company's common stock valued at $19.2875 per share. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil and gas exploration and production, and power generation industries. In addition to the manufacturing facilities, NCM operates four distribution centers in the United States and one in England.

     Also on October 1, 1998, RTI acquired all of the assets of Weld-Tech, for $11.3 million in cash and the payment of a $1.4 million note owed by Weld-Tech to a corporation, the shareholders of which were also partners of Weld-Tech. Weld-Tech, based in Houston, Texas, now operates under the name RTI Energy Systems. Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services.

     On December 14, 2000, RTI acquired the remaining outstanding shares of Reamet of Villette, France for $4.3 million. Net of cash acquired, the Company's additional investment equaled $1.3 million. Reamet is a premier distributor of titanium products to the French market, serving aerospace, military and industrial customers. Its largest customer is Aerospatiale, French partner to the Airbus consortium, with which it has a contract to supply titanium, principally in the form of cut plate.

     RTI is in the process of evaluating other potential acquisition candidates to determine if they are likely to increase the Company's earnings and value. RTI evaluates such potential acquisitions on the basis of their ability to enhance or improve the Company's existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for its products. RTI may make acquisitions using its available cash resources, borrowings under its existing credit facility, new debt financing, the Company's common stock, joint venture/partnership arrangements or any combination of the above.

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

     The Company's long-term debt is based on rates that float with LIBOR based rates or bank prime rates and the carrying value approximates fair value. Because of the relatively low levels of debt outstanding, the Company believes movements in market interest rates would not have a significant impact on the Company's financial position.

     The Company is subject to foreign currency exchange exposure for purchases of materials, equipment and services, including wages, which are denominated in currencies other than the U.S. dollar, as well as non-dollar denominated sales. From time to time the Company may use forward exchange contracts to manage these risks, although they are generally considered to be minimal. The majority of the Company's sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuation.

     As of December 31, 2000, the Company had an outstanding purchase commitment of 3.45 million Deutsch Marks due at various times through 2001. At year-end, this purchase commitment was equivalent to $1.67 million. The Company also had forward contracts for the purchase of 3.45 million Deutsch Marks at a contractual rate of 1.762 Deutsch Marks per U.S. dollar.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
       Report of Management........................................   22
       Report of Independent Accountants...........................   22

       FINANCIAL STATEMENTS:
         Consolidated Statement of Income for the years ended
            December 31, 2000, 1999 and 1998 ......................   23
         Consolidated Balance Sheet at December 31, 2000 and
            1999...................................................   24
         Consolidated Statement of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998.......................   25
         Consolidated Statement of Changes in Shareholders' Equity
            for the years ended December 31, 2000, 1999 and 1998...   26
         Notes to Consolidated Financial Statements................   27

       FINANCIAL STATEMENT SCHEDULES:
         Report of Independent Accountants on Financial Statement
            Schedule...............................................  S-1
         Schedule II -- Valuation and Qualifying Accounts..........  S-2

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

/s/ T. G. Rupert
T. G. Rupert
President and
Chief Executive Officer

/s/ Lawrence W. Jacobs
Lawrence W. Jacobs
Vice President,
Chief Financial Officer and Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RTI INTERNATIONAL METALS, INC.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 26, 2001

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Sales......................................................  $249,382    $243,309    $337,476
Operating costs:
Cost of sales..............................................   213,432     209,703     245,710
Selling, general and administrative expenses...............    27,935      24,794      19,884
Research, technical and product development expenses.......     1,274       4,043       3,886
                                                             --------    --------    --------
     Total operating costs.................................   242,641     238,540     269,480
                                                             --------    --------    --------
Operating income...........................................     6,741       4,769      67,996
Other income--net..........................................     6,540       1,319       2,773
Interest expense...........................................    (1,872)     (2,561)       (668)
                                                             --------    --------    --------
Income before income taxes.................................    11,409       3,527      70,101
Provision for income taxes (Note 8)........................     4,678       1,304       1,958
                                                             --------    --------    --------
Net income.................................................  $  6,731    $  2,223    $ 68,143
                                                             ========    ========    ========
Net income per common share (Note 4)
  Basic....................................................  $   0.32    $   0.11    $   3.31
                                                             ========    ========    ========
  Diluted..................................................  $   0.32    $   0.11    $   3.29
                                                             ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                2000        1999
                                                              --------    --------
                           ASSETS
ASSETS:
Cash and cash equivalents...................................  $  6,374    $  3,664
Receivables, less allowance for doubtful accounts of $926
  and $1,454 (Note 5).......................................    46,417      56,050
Inventories, net (Note 6)...................................   165,210     175,783
Deferred income taxes (Note 8)..............................     9,146       6,764
Other current assets........................................    10,235      10,508
                                                              --------    --------
     Total current assets...................................   237,382     252,769
Property, plant and equipment, net (Note 7).................    97,989      96,524
Deferred income taxes (Note 8)..............................        --       2,274
Goodwill....................................................    35,736      37,366
Other noncurrent assets.....................................    15,172      11,310
                                                              --------    --------
     Total assets...........................................  $386,279    $400,243
                                                              ========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable............................................  $ 18,199    $ 20,271
Accrued wages and other employee costs......................     5,646      16,560
Other accrued liabilities...................................     5,149       6,764
                                                              --------    --------
     Total current liabilities..............................    28,994      43,595
Long-term debt (Note 9).....................................    19,800      36,200
Accrued postretirement benefit cost (Note 10)...............    19,986      19,383
Deferred income taxes (Note 8)..............................     2,555          --
Noncurrent pension liability................................     7,106          --
Other noncurrent liabilities................................     5,979       5,461
                                                              --------    --------
     Total liabilities......................................    84,420     104,639
                                                              --------    --------
Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY:
Common Stock, $0.01 par value; 50,000,000 and 30,000,000
  shares authorized; 20,946,712 and 20,860,599 shares
  issued; and 20,851,962 and 20,798,299 shares
  outstanding...............................................       208         208
Additional paid-in capital..................................   240,527     239,812
Deferred compensation.......................................    (2,187)     (2,660)
Treasury Stock, at cost; 94,750 and 62,300 shares...........      (846)       (440)
Accumulated other comprehensive income......................    (1,258)         --
Retained earnings...........................................    65,415      58,684
                                                              --------    --------
     Total shareholders' equity.............................   301,859     295,604
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $386,279    $400,243
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                2000        1999        1998
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  6,731    $  2,223    $ 68,143
Adjustment for non-cash items not included in net income:
     Depreciation and amortization..........................    11,941       9,338       5,426
     Deferred income taxes..................................     2,447       6,894      (6,266)
     Stock-based compensation...............................     1,030       1,016         435

Changes in assets and liabilities (net of effects of
  businesses acquired):
     Receivables............................................    12,375       7,027      16,354
     Inventories............................................    14,418      (8,948)    (32,777)
     Accounts payable.......................................    (6,369)      3,992     (14,322)
     Other current liabilities..............................   (12,567)     (3,103)        514
     Other assets and liabilities...........................     2,271       1,609      (4,452)
                                                              --------    --------    --------
       Cash provided by operating activities................    32,277      20,048      33,055

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries, net of cash acquired.........    (1,325)    (16,000)    (39,287)
  Capital expenditures......................................   (11,594)    (27,179)    (33,131)
                                                              --------    --------    --------
       Cash used in investing activities....................   (12,919)    (43,179)    (72,418)
                                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........       158          40         184
  Net borrowings (repayments) under revolving credit
     agreements.............................................   (16,400)     16,120      20,080
  Purchase of common stock held in treasury.................      (406)       (440)        (37)
                                                              --------    --------    --------
       Cash provided by (used in) financing activities......   (16,648)     15,720      20,227
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............     2,710      (7,411)    (19,136)
Cash and cash equivalents at beginning of period............     3,664      11,075      30,211
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $  6,374    $  3,664    $ 11,075
                                                              ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized).........  $  2,108    $  2,218    $    412
                                                              ========    ========    ========
Cash paid for income taxes..................................  $  2,143    $    712    $  7,982
                                                              ========    ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for restricted stock awards........  $    391    $  1,502    $  1,347
                                                              ========    ========    ========
Issuance of note payable for purchase of business...........  $     --    $     --    $ 16,000
                                                              ========    ========    ========
Issuance of common stock for purchase of business...........  $     --    $     --    $  2,774
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

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       ACCUMULATED
                                                      ADDT'L.                   TREASURY                  OTHER
                                 SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                               OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                               -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  1997.......................  20,446,768     $210    $236,970     $(1,100)     $(3,225)   $(11,682)          --      $221,173
Shares issued for directors'
  compensation...............       4,416       --          92          --           --          --           --            92
Shares issued for restricted
  stock award plans..........      69,125       --       1,347      (1,347)          --          --           --            --
Compensation expense
  recognized.................          --       --          --         435           --          --           --           435
Treasury common stock
  purchased at cost..........      (1,816)      --          --          --          (37)         --           --           (37)
Exercise of employee stock
  options including tax
  benefit....................      45,725        1         183          --           --          --           --           184
Reorganization of RMI
  Titanium Company and RTI
  International Metals.......          --       (6)     (3,256)         --        3,262          --           --            --
Shares issued in New Century
  Metals acquisition.........     155,540        2       2,773          --           --          --           --         2,775
Net income...................          --       --          --          --           --      68,143           --        68,143
Comprehensive income.........
                               ----------     ----    --------     -------      -------    --------      -------      --------
Balance at December 31,
  1998.......................  20,719,758     $207    $238,109     $(2,012)     $    --    $ 56,461           --      $292,765
Shares issued for directors'
  compensation...............      12,841       --         162          --           --          --           --           162
Shares issued for restricted
  stock award plans..........     118,250        1       1,501      (1,502)          --          --           --            --
Compensation expense
  recognized.................          --       --          --         854           --          --           --           854
Treasury common stock
  purchased at cost..........     (62,300)      --          --          --         (440)         --           --          (440)
Exercise of employee stock
  options including tax
  benefit....................       9,750       --          40          --           --          --           --            40
Net income...................          --       --          --          --           --       2,223           --         2,223
Comprehensive income.........
                               ----------     ----    --------     -------      -------    --------      -------      --------
Balance at December 31,
  1999.......................  20,798,299     $208    $239,812     $(2,660)     $  (440)   $ 58,684           --      $295,604
Shares issued for directors'
  compensation...............      12,110       --         166          --           --          --           --           166
Shares issued for restricted
  stock award plans..........      53,500       --         391        (391)          --          --           --            --
Compensation expense
  recognized.................          --       --          --         864           --          --           --           864
Treasury common stock
  purchased at cost..........     (32,450)      --          --          --         (406)         --           --          (406)
Exercise of employee stock
  options including tax
  benefit....................      20,503       --         158          --           --          --           --           158
Net income...................          --       --          --          --           --       6,731           --         6,731
Adjustment to excess minimum
  pension liability..........          --       --          --          --           --          --       (1,258)       (1,258)
Comprehensive income.........
                               ----------     ----    --------     -------      -------    --------      -------      --------
Balance at December 31,
  2000.......................  20,851,962     $208    $240,527     $(2,187)     $  (846)   $ 65,415      $(1,258)     $301,859
                               ==========     ====    ========     =======      =======    ========      =======      ========


                               COMPREHENSIVE
                                  INCOME
                               -------------
Balance at December 31,
  1997.......................
Shares issued for directors'
  compensation...............
Shares issued for restricted
  stock award plans..........
Compensation expense
  recognized.................
Treasury common stock
  purchased at cost..........
Exercise of employee stock
  options including tax
  benefit....................
Reorganization of RMI
  Titanium Company and RTI
  International Metals.......
Shares issued in New Century
  Metals acquisition.........
Net income...................     $68,143
                                  -------
Comprehensive income.........     $68,143
                                  =======
Balance at December 31,
  1998.......................
Shares issued for directors'
  compensation...............
Shares issued for restricted
  stock award plans..........
Compensation expense
  recognized.................
Treasury common stock
  purchased at cost..........
Exercise of employee stock
  options including tax
  benefit....................
Net income...................     $ 2,223
                                  -------
Comprehensive income.........     $ 2,223
                                  =======
Balance at December 31,
  1999.......................
Shares issued for directors'
  compensation...............
Shares issued for restricted
  stock award plans..........
Compensation expense
  recognized.................
Treasury common stock
  purchased at cost..........
Exercise of employee stock
  options including tax
  benefit....................
Net income...................       6,731
Adjustment to excess minimum
  pension liability..........     $(1,258)
                                  -------
Comprehensive income.........     $ 5,473
                                  =======
Balance at December 31,
  2000.......................

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1--ORGANIZATION AND OPERATIONS:

     The Company is a successor to entities that have been operating in the titanium industry since 1951. The Company is engaged in the manufacture of titanium mill products and the fabrication and distribution of titanium and other specialty metal products for use in the aerospace, oil and gas exploration and production, geo-thermal energy production, chemical processing, and other industries.

     The consolidated financial statements of RTI International Metals, Inc. (the "Company") include the financial position and results of operations for the Company and its subsidiaries.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation:

     The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

  Use of estimates:

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates.

  Inventories:

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method for approximately 60% of the Company's inventories. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (FIFO) and weighted average cost methods. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded.

  Property, plant and equipment:

     In general, depreciation and amortization of properties is determined using the straight-line method over the estimated useful lives of the various classes of assets. For financial accounting purposes, depreciation and amortization are provided over the following useful lives:

Building and improvements...................................  20-25 years
Machinery and equipment.....................................  10-14 years
Furniture and fixtures......................................   3-10 years
Computer hardware and software..............................   3-10 years

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

     The cost of property, plant and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized.

     Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internet-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) internet costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

  Goodwill:

     Goodwill arising from business acquisitions, which represents the excess of the purchase price over the fair value of the assets acquired is generally amortized over the life of assets acquired, not to exceed 25 years.

     The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that the carrying amount of goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the acquired entity to which the goodwill relates over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. In addition, goodwill associated with assets acquired in a purchase business combination are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

  Pensions:

     The Company and its subsidiaries have a number of pension plans which cover substantially all employees. Most employees in the Titanium Group are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with applicable regulations, provide not only for benefits attributed to date but also for those expected to be earned in the future. The Company's policy is to fund pension costs at amounts equal to the minimum funding requirements of ERISA plus additional amounts as may be approved from time to time.

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

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities multiplied by the enacted tax rates which will be in effect when these differences are expected to reverse. In addition, deferred tax assets may arise from net operating losses ("NOL") which can be carried forward to offset future taxable income, as well as tax credits which can be carried forward to offset future cash tax liabilities.

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

  Foreign Currencies:

     Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income.

     For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities are remeasured at current rates, non-monetary assets and liabilities are remeasured at historical rates, and revenues and expenses are translated at average rates on a monthly basis throughout the period. Resulting differences from the remeasurement process are recognized in income in the respective category of revenue or cost.

     Transactions and balances denominated in currencies other than the functional currency of the transacting entity are remeasured at current rates when the transaction occurs and at each balance sheet date.

  Derivative Financial Instruments:

     The Company may enter into derivative financial instruments only for hedging purposes. Prior to the adoption of SFAS No. 133 in January of 2001, gains or losses arising on the derivative instrument were deferred when changes in the value of the derivative effectively reduced the underlying exposure. If a derivative instrument failed to meet the criteria as an effective hedge, gains and losses were recognized currently in income.

     SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value will be recognized in income immediately if the derivatives are designated for purposes other than hedging or are deemed not to be effective hedges. The Company adopted SFAS No. 133 on January 1, 2001. A net charge of approximately $0.3 million will be reflected as a cumulative effect of adoption of SFAS No. 133 in the Company's results of operations for the first quarter of 2001.

  Stock-based compensation:

     As permitted by the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to measure stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and to adopt the disclosure-only alternative described in SFAS No. 123. For restricted stock awards, the Company records deferred stock-based compensation based on the fair market value of common stock on the date of the award. Such deferred stock-based compensation is amortized over the vesting period of each individual award.

  Cash equivalents:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  New Accounting Standards:

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognized policies. This guidance was required to be implemented in 2000. The Company implemented SAB 101 as of October 1, 2000 without a material impact on the quarterly or annual results of operations.

NOTE 3--ACQUISITIONS:

  NCM

     Pursuant to a Stock Purchase Agreement, dated as of October 1, 1998, between the Company, Richard R. Burkhart, Joseph H. Rice and NCM, the Company purchased all of the capital stock of NCM for $35.0 million. The consideration consisted of $16.0 million in cash, a $16.0 million note payable January 4, 1999, together with interest at the rate of 5.81% per annum and $3.0 million of the Company's Common Stock (155,541 shares valued at $19.2875 per share). This acquisition was accounted for using the purchase method of accounting.

     NCM manufactures and distributes titanium and other high temperature and corrosion-resistant alloys in long bar form to the aerospace, chemical processing, oil exploration and production and power generation industries. NCM also operates five distribution centers.

  Weld-Tech

     Pursuant to an Asset Purchase Agreement, dated as of October 1, 1998, the Company acquired substantially all of the assets, and assumed certain liabilities, of Weld-Tech for $11.3 million in cash. Additionally, the Company paid a total of $1.4 million owed by Weld-Tech to a corporation, the shareholders of which were also partners of Weld-Tech. This acquisition was accounted for using the purchase method of accounting.

     Weld-Tech provides engineering and fabrication services for the oil and gas industry, including weld design, fabrication and repair as well as materials engineering and testing services.

  Reamet

     Pursuant to a Stock Purchase Agreement dated December 14, 2000, RTI acquired the remaining 70,000 shares of Reamet of Villette, France for cash of $4.0 million. This acquisition was accounted for using the purchase method of accounting.

     Reamet is a premier distributor of titanium products to the French market. Reamet was previously accounted for under the cost basis of accounting, despite the Company's 40% interest due to the practical inability of RTI to exercise significant influence.

     The accompanying financial statements include the results of operations of Reamet from the date of acquisition on December 14, 2000 through December 31, 2000. The following unaudited pro forma income statement data presents a summary of the results of operations of RTI and Reamet on a combined basis as if the acquisition had occurred on January 1, 1999 and January 1, 2000. This pro forma combined data is presented for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquisition occurred on January 1, 1999 or January 1, 2000.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               PRO FORMA      PRO FORMA
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Net sales...................................................    253,304        249,023
                                                                =======        =======
Net income..................................................      8,596          3,343
                                                                =======        =======
Net income per common share
  Basic.....................................................    $  0.41        $  0.16
                                                                =======        =======
  Diluted...................................................    $  0.41        $  0.16
                                                                =======        =======

     The purchase price of $4.9 million, consisting of cash paid of $4.0 million, acquisition costs of $0.3 million, and the Company's original cost of the minority interest it held in Reamet prior to the acquisition of $0.6 million, has been allocated to the assets acquired and liabilities assumed on a preliminary basis pending completion of an evaluation of the fair values of the assets and liabilities. Management expects to complete this evaluation in the first quarter of 2001.

NOTE 4--EARNINGS PER SHARE:

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for each of the years ended December 31, 2000, 1999, and 1998, follows (in thousands except number of shares and per share amounts):

                                                       NET                    EARNINGS
                                                     INCOME       SHARES      PER SHARE
                                                     -------    ----------    ---------
For the year ended December 31, 2000
Basic EPS..........................................  $ 6,731    20,848,783      $0.32
Effect of potential common stock:
  Stock options....................................       --       176,208         --
                                                     -------    ----------      -----
Diluted EPS........................................  $ 6,731    21,024,991      $0.32
                                                     =======    ==========      =====
For the year ended December 31, 1999
Basic EPS..........................................  $ 2,223    20,776,200      $0.11
Effect of potential common stock:
  Stock options....................................       --        94,683         --
                                                     -------    ----------      -----
Diluted EPS........................................  $ 2,223    20,870,883      $0.11
                                                     =======    ==========      =====
For the year ended December 31, 1998
Basic EPS..........................................  $68,143    20,560,824      $3.31
Effect of potential common stock:
  Stock options....................................       --       123,803       0.02
                                                     -------    ----------      -----
Diluted EPS........................................  $68,143    20,684,627      $3.29
                                                     =======    ==========      =====

780,600, 772,177, and 459,834 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share in 2000, 1999 and 1998, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5--ACCOUNTS RECEIVABLE:

                                                             DECEMBER 31,
                                                          ------------------
                                                           2000       1999
                                                          -------    -------
Trade and commercial customers..........................  $44,425    $56,824
U.S. Government--Department of Energy...................    2,918        680
                                                          -------    -------
                                                           47,343     57,504
Less--Allowance for doubtful accounts...................     (926)    (1,454)
                                                          -------    -------
                                                          $46,417    $56,050
                                                          =======    =======

NOTE 6--INVENTORIES:

                                                            DECEMBER 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
Raw materials and supplies............................  $ 35,323    $ 65,468
Work-in-process and finished goods....................   141,084     128,140
Adjustment to LIFO values.............................   (11,197)    (17,825)
                                                        --------    --------
                                                        $165,210    $175,783
                                                        ========    ========

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Land.................................................  $   1,162    $   1,174
Buildings and improvements...........................     42,767       41,752
Machinery and equipment..............................    132,304      125,894
Computer hardware and software, furniture and
  fixtures, and other................................     39,858       37,626
Construction in progress.............................     11,310        9,427
                                                       ---------    ---------
                                                         227,401      215,873
Less--Accumulated depreciation.......................   (129,412)    (119,349)
                                                       ---------    ---------
                                                       $  97,989    $  96,524
                                                       =========    =========

NOTE 8--INCOME TAXES:

     The "Provision for income taxes" caption in the Consolidated Statement of Income includes the following income tax expense (benefit):

                            DECEMBER 31, 2000              DECEMBER 31, 1999              DECEMBER 31, 1998
                       ---------------------------    ---------------------------    ---------------------------
                       CURRENT   DEFERRED   TOTAL     CURRENT   DEFERRED   TOTAL     CURRENT   DEFERRED   TOTAL
                       -------   --------   ------    -------   --------   ------    -------   --------   ------
Federal..............  $1,390     $2,806    $4,196    $(4,227)   $5,287    $1,060    $6,467    $(4,155)   $2,312
State................     184        503       687        36        318       354     1,250     (2,111)     (861)
Foreign..............     (19)      (186)     (205)      (42)       (68)     (110)      507         --       507
                       ------     ------    ------    -------    ------    ------    ------    -------    ------
    Total............  $1,555     $3,123    $4,678    $(4,233)   $5,537    $1,304    $8,224    $(6,266)   $1,958
                       ======     ======    ======    =======    ======    ======    ======    =======    ======

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    ------   ------   --------
Statutory rate of 35% applied to income before
  income taxes....................................  $3,993   $1,234   $ 24,535
Effects of net operating loss carryforwards and
  valuation allowance adjustments.................      --      312    (22,752)
State income taxes, net of federal benefit........     450      559       (560)
Adjustments of prior year's tax...................     (82)    (844)       777
Effects of foreign operations.....................    (148)    (530)      (109)
Nondeductible expenses............................     465      573        201
Other.............................................      --       --       (134)
                                                    ------   ------   --------
     Total provision..............................  $4,678   $1,304   $  1,958
                                                    ======   ======   ========

Deferred tax assets and liabilities resulted from the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred Tax Assets
  Inventories...............................................  $  5,003    $  5,122
  Intangible assets.........................................     1,460       1,585
  Postretirement benefit costs..............................     7,632       7,888
  Employment costs..........................................     2,325       2,809
  Tax credits...............................................     2,012          44
  Environmental related costs...............................       697       1,074
  Other.....................................................     1,213       1,472
                                                              --------    --------
     Total deferred tax assets..............................    20,342      19,994
Deferred tax liabilities
  Pension costs.............................................    (4,638)     (6,036)
  Property, plant and equipment.............................    (9,113)     (4,195)
  Federal effect of state deferred tax assets...............        --        (413)
                                                              --------    --------
     Total deferred tax liabilities.........................  $(13,751)   $(10,644)
  Valuation Allowance.......................................        --        (312)
                                                              --------    --------
Net deferred tax asset......................................  $  6,591    $  9,038
                                                              ========    ========

     Alternative minimum tax credits as of December 31, 2000 amounted to $2.0 million and have no expiration date. The valuation allowance of $0.3 million as of December 31, 1999 was absorbed during the year due to the expiration of a deferred tax asset related to a capital loss carry forward.

NOTE 9--LONG-TERM DEBT:

     The Company entered into a credit agreement dated September 30, 1998 ("the Credit Facility") to replace RMI's existing credit facilities. This agreement provided for $125 million five-year and $25 million one-year borrowings, on an unsecured revolving basis, of up to the lesser of $150 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. Total borrowings were subject to a maximum leverage test in accordance with the agreement.

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

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or

(b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At December 31, 2000, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $54.0 million. At December 31, 2000, $19.8 million was outstanding under the facility.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revolving Credit Facility maturing September 29, 2003
  bearing interest at 7.67% at December 31, 2000 and 6.02%
  at December 31, 1999......................................  $19,800    $36,200
                                                              =======    =======

NOTE 10--EMPLOYEE BENEFIT PLANS:

     The following table provides reconciliations of the changes in the Company's pension and other postemployment benefit plan obligations and the values of plan assets for the years ended December 31, 2000 and 1999, and a statement of the funded status as of December 31, 2000 and 1999.

                                                           PENSION          OTHER POSTRETIREMENT
                                                        BENEFIT PLANS          BENEFIT PLANS
                                                      ------------------    --------------------
                                                       2000       1999        2000        1999
                                                      -------    -------    --------    --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation January 1........................  $84,839    $79,094    $16,629     $19,748
Service cost........................................    1,757      1,801        223         197
Interest cost.......................................    6,329      5,461      1,396       1,211
Plan amendments.....................................       --      4,904      2,118          --
Actuarial (gain) loss...............................    4,993         24          6      (3,483)
Benefits paid.......................................   (6,640)    (6,445)    (1,144)     (1,044)
                                                      -------    -------    -------     -------
Benefit obligation December 31......................  $91,278    $84,839    $19,228     $16,629
                                                      =======    =======    =======     =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets January 1.................  $94,115    $94,501
Actual return on plan assets........................    2,995      5,845
Employer contributions..............................       63        214
Benefits paid.......................................   (6,640)    (6,445)
                                                      -------    -------
Fair value of plan assets December 31...............  $90,533    $94,115
                                                      =======    =======

     As of December 31, 2000, approximately 53.7% of the plans' assets are invested in equity securities, 21.0% in government debt instruments, and the balance in cash equivalents or debt securities. Included in the aggregate disclosures above are three plans for which the projected benefit obligation exceeds the fair value of plan assets at December 31, 2000 by $1.4 million. As of December 31, 1999 the fair value of plan assets exceeded the benefit obligation for all plans.

                                                         PENSION          OTHER POSTRETIREMENT
                                                      BENEFIT PLANS          BENEFIT PLANS
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
FUNDED STATUS:
Funded status December 31.........................  $  (745)   $ 9,276    $(19,228)   $(16,629)
Unrecognized net transition obligation............       --        256                      --
Unrecognized (gain) loss..........................    9,273       (364)     (2,683)     (2,754)
Unrecognized prior service cost...................    5,179      5,970       1,925          --
                                                    -------    -------    --------    --------
Net amount recognized.............................  $13,707    $15,138    $(19,986)   $(19,383)
                                                    =======    =======    ========    ========

     Amounts recognized in the Consolidated Balance Sheet at December 31 consist of the following:

                                                         PENSION          OTHER POSTRETIREMENT
                                                      BENEFIT PLANS          BENEFIT PLANS
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Prepaid benefit cost..............................  $13,707    $15,138    $     --    $     --
Intangible asset..................................    5,171         --          --          --
Accrued benefit liability.........................       --         --     (19,986)    (19,383)
Additional minimum liability......................   (7,106)        --          --          --
Accumulated other comprehensive income............    1,935         --          --          --
                                                    -------    -------    --------    --------
                                                    $13,707    $15,138    $ 19,986    $ 19,383
                                                    =======    =======    ========    ========

     Net periodic benefit costs as determined by independent actuaries, include the following components:

                                                                         OTHER POSTRETIREMENT
                                         PENSION BENEFIT PLANS              BENEFIT PLANS
                                     -----------------------------    --------------------------
                                      2000       1999       1998       2000      1999      1998
                                     -------    -------    -------    ------    ------    ------
Service cost.......................  $ 1,757    $ 1,801    $ 1,465    $  223    $  197    $  291
Interest cost......................    6,329      5,461      5,154     1,396     1,211     1,312
Expected return on assets..........   (7,640)    (7,183)    (6,515)       --        --        --
Prior service cost amortization....      791        791        445       193        --        --
Amortization of actuarial loss.....        2        175        223        --        --        --
Amortization of transition
  obligation.......................      256        307        307        --        --        --
                                     -------    -------    -------    ------    ------    ------
Net periodic benefit cost..........  $ 1,495    $ 1,352    $ 1,079    $1,812    $1,408    $1,603
                                     =======    =======    =======    ======    ======    ======

     Assumptions used in the determination of the benefit obligations include the following:

                                                              2000      1999
                                                              ----      ----
Discount rate...............................................  7.25%     7.75%
Rate of increase in compensation............................   4.8%      4.8%
Expected return on plan assets..............................   9.0%      9.0%

     The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 2000, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense.

NOTE 11--LEASES:

     The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $3.7 million in 2000, $3.6 million in 1999 and $2.9 million in 1998.

     The Company's future minimum commitments under operating and capital leases for years after 2000 are as follows (in thousands):

                                                           OPERATING    CAPITAL
                                                           ---------    -------
2001.....................................................   $2,386       $140
2002.....................................................    1,975        117
2003.....................................................    1,181         99
2004.....................................................      760         57
2005.....................................................      432         45
Thereafter...............................................      558         16
                                                            ------       ----
     Total lease payments................................   $7,292        474
                                                            ======
Less interest portion...............................................      (61)
                                                                         ----
Amount recognized as capital lease obligations......................     $413
                                                                         ====

NOTE 12--TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services from USX, which was deemed a related party until March 31, 1999. On that date, USX's right to approximately 27% ownership of the Company was irrevocably transferred. In 1999, the Company purchased goods and services equal to $0.8 million and in 1998, $0.6 million.

     The United States Steel and Carnegie Pension Fund (the "Pension Fund") is the trustee of the Company's pension plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. The Company paid the Pension Fund $131,000 in 1999 and $136,000 in 1998. For the year 2000 the Pension Fund was not considered a related party.

     Mr. Richard Burkhart, an officer of the Company prior to his resignation in February, 2000, received, as a 50% owner of XXI, LLC, the benefit of rent paid for a building in Solon, Ohio amounting to $199,445 in 2000, $159,566 in 1999 and $39,891 in 1998. On January 6, 1999, RTI paid $16,247,443 to Mr. Burkhart as part of the purchase of NCM. Mr. Burkhart was 50% owner of NCM.

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

     The Fabrication and Distribution Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded and rolled shapes for aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size and just-in-time delivery services of titanium, steel and other metal products.

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

     Segment information for the three years ended December 31, 2000 is as follows:

                                                               2000        1999        1998
                                                             --------    --------    --------
NET SALES:
Titanium
  Trade....................................................  $124,149    $125,079    $229,170
  Intersegment.............................................    45,806      40,680      49,716
                                                             --------    --------    --------
                                                              169,955     165,759     278,886
Fabrication and Distribution
  Trade....................................................  $108,423    $100,195      91,608
  Intersegment.............................................       318       2,238         105
                                                             --------    --------    --------
                                                              108,741     102,433      91,713

Other Operations...........................................    16,810      18,035      16,698
Eliminations...............................................   (46,124)    (42,918)    (49,821)
                                                             --------    --------    --------
       Total Net Sales.....................................  $249,382    $243,309    $337,476
                                                             ========    ========    ========

OPERATING INCOME (LOSS):
Titanium...................................................  $  5,608    $  9,153    $ 59,791
Fabrication and Distribution...............................       (17)     (6,356)      7,399
Other Operations...........................................     1,150       1,972         806
                                                             --------    --------    --------
       Total...............................................  $  6,741    $  4,769    $ 67,996
                                                             ========    ========    ========

Allocated Corporate Items included in Segment Operating
  Income(1):
Titanium...................................................  $ (4,051)   $ (6,500)   $ (5,015)
Fabrication and Distribution...............................    (2,238)     (3,633)     (1,574)
                                                             --------    --------    --------
                                                             $ (6,289)   $(10,133)   $ (6,589)
                                                             ========    ========    ========
(1) Allocated on a three factor formula based on sales, assets and payrolls.

ASSETS:
Titanium...................................................  $225,379    $255,825    $253,357
Fabrication and Distribution...............................   149,536     134,695     116,837
Other Operations...........................................       462         505         198
General Corporate Assets...................................     8,398       9,218      25,628
                                                             --------    --------    --------
       Total Consolidated Assets...........................  $383,775    $400,243    $396,020
                                                             ========    ========    ========
CAPITAL EXPENDITURES:
Titanium...................................................  $  5,564    $ 20,071    $ 32,031
Fabrication and Distribution...............................     5,958       6,995       1,100
Other Operations...........................................        72         113          --
                                                             --------    --------    --------
       Total Capital Spending..............................  $ 11,594    $ 27,179    $ 33,131
                                                             ========    ========    ========
DEPRECIATION AND AMORTIZATION:
Titanium...................................................  $  8,962    $  6,425    $  4,450
Fabrication and Distribution...............................     2,957       2,898         958
Other Operations...........................................        22          15          18
                                                             --------    --------    --------
       Total depreciation and amortization.................  $ 11,941    $  9,338    $  5,426
                                                             ========    ========    ========

                                                               2000        1999        1998
                                                             --------    --------    --------
REVENUE BY MARKET INFORMATION:
Titanium
  Aerospace................................................  $123,594    $112,380    $218,719
  Nonaerospace.............................................    46,361      53,379      60,167
                                                             --------    --------    --------
       Total...............................................  $169,955    $165,759    $278,886
Fabrication and Distribution
  Aerospace................................................  $ 76,386    $ 75,163    $ 70,773
  Nonaerospace.............................................    32,355      27,270      20,940
                                                             --------    --------    --------
       Total...............................................  $108,741    $102,433    $ 91,713
Other Operations
  Nonaerospace.............................................  $ 16,810    $ 18,035    $ 16,698
  Eliminations.............................................   (46,124)    (42,918)    (49,821)
                                                             --------    --------    --------
       Total Net Sales.....................................  $249,382    $243,309    $337,476
                                                             ========    ========    ========

     The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

                                                               2000        1999        1998
                                                             --------    --------    --------

Geographic location of trade sales:
  United States............................................  $192,058    $192,434    $266,596
  England..................................................    14,624      18,775      23,770
  France...................................................    17,833      13,269      16,376
  Rest of World............................................    24,867      18,831      30,734
                                                             --------    --------    --------
       Total...............................................  $249,382    $243,309    $337,476
                                                             ========    ========    ========

Gross Property, Plant and Equipment:
  United States............................................  $224,886    $213,929    $185,695
  England..................................................     1,976       1,944       1,533
  France...................................................       182          --          --
                                                             --------    --------    --------
       Total...............................................  $227,044    $215,873    $187,228
                                                             ========    ========    ========

     In 2000, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 2000, 1999 and 1998, export sales were $57.3 million, $50.9 million, and $70.9 million, respectively, principally to customers in Western Europe.

     Substantially all of the Company's sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company's sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical, credit and other risks generally associated with the aerospace industry. In the three years ended December 31, 2000, no single customer accounted for as much as 10% of consolidated sales, although Boeing Company, Airbus Industrie and their subcontractors together consume in excess of 10% of the Company's sales. Trade accounts receivable are generally not secured or collateralized.

NOTE 14--CONTINGENCIES:

     In connection with the 1990 Reorganization, the Company agreed to indemnify USX and Millennium against liabilities related to their ownership of RMI and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Millennium in 1964.

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

     With regard to the Fields Brook Superfund Site, the Company has been identified by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986. These studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $20 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At December 31, 2000, the amount accrued for future environmental-related costs was $1.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.8 million to $9.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

  Gain Contingency

     In 1999, RTI made a claim against Boeing Commercial Airplane Group for approximately $7 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 1999. Actual shipments were less than one million pounds. This claim was treated as a gain contingency under SFAS No. 5, "Accounting for Contingencies", deferring the realization of income until Boeing satisfied the claim.

     On April 26, 2000, Boeing satisfied the above-mentioned contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income during the quarter ended June 30, 2000.

     In 2000, RTI made a similar claim against Boeing Commercial Airplane Group for approximately $6 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 2000. Actual shipments were approximately 1.1 million pounds. This claim has also been treated as a gain contingency under SFAS No. 5, "Accounting for Contingencies." Therefore, recognition of any amounts under this claim has been deferred pending resolution of the contingency.

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

NOTE 15--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

1989 STOCK OPTION INCENTIVE PLAN:

     The 1989 Stock Option Incentive Plan authorized the granting of options to purchase up to 775,500 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. Awards under the plan could include stock appreciation rights. The exercise period of the options may be up to ten years from the date of the grant. During 1995 substantially all option holders voluntarily relinquished their stock appreciation rights. No further grants can be made under the plan. There are still stock options outstanding under the 1989 Plan at December 31, 2000.

1995 STOCK PLAN

     The 1995 Stock Plan, which was approved by a vote of the Company's shareholders at the 1995 Annual Meeting of Shareholders, replaced both the 1989 Stock Option Incentive Plan and the 1989 Employee Restricted Stock Award Plan. The Plan permits the grant of any or all of the following types of awards in any combination: a) stock options; b) stock appreciation rights; and c) restricted stock. The plan does not permit the granting of options with exercise prices that are less than the market value on the date the options are granted. A committee appointed by the Board of Directors administers the Plan, and determines the type or types of grants to be made under the Plan and sets forth in each such Grant the terms, conditions and limitations applicable to it, including, in certain cases, provisions relating to a possible change in control of the Company.

     During 2000, 179,000 option shares were granted at an exercise price of $7.313. In 1999, 184,500 option shares were granted at an exercise price of $12.438 and 198,000 option shares were granted at an exercise price of $9.59375. In 1998 132,000 option shares were granted at a price of $20.1875 and 176,000 option shares were granted at a price of $13.7813. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. All 2000 grants were outstanding at December 31, 2000.

     During 2000 and 1999, 65,610 shares and 53,500 shares, respectively, of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 1998 through 2000:

                                                                            WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                               ---------    ----------------
Balance January 1, 1998.....................................     514,991         $16.21
Granted.....................................................     308,000         $16.53
Exercised...................................................     (45,725)        $ 3.98
                                                               ---------         ------
Balance December 31, 1998...................................     777,266         $17.21
Granted.....................................................     382,500         $10.97
Exercised...................................................      (9,750)        $ 4.06
                                                               ---------         ------
Balance December 31, 1999...................................   1,150,016         $15.25
Granted.....................................................     179,000         $ 7.31
Exercised...................................................     (20,503)        $ 7.81
Expired.....................................................     (19,891)        $13.32
                                                               ---------         ------
Balance December 31, 2000...................................   1,288,622         $14.28
                                                               =========         ======

     At December 31, 2000 the weighted average exercise price and weighted average remaining contractual life for all outstanding options was $14.28 and
7.17 years, respectively. 749,220 of the outstanding options at December 31, 2000 were exercisable at a weighted average exercise price of $16.74.

     Fair values of options at grant date were estimated using a Black-Scholes model and the assumptions listed below.

                                                              2000     1999     1998
                                                              -----    -----    -----
Expected life (years).......................................      5        5        5
Risk-free interest rate.....................................    5.0%     5.5%     5.5%
Volatility..................................................   57.5%    58.8%    53.5%
Dividend yield..............................................      0%       0%       0%
Weighted average fair value of options granted during the
  year......................................................  $3.98    $6.13    $8.67

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the three years ended December 31, 2000 would have been as follows:

                                                                2000       1999      1998
                                                              --------    ------    -------
Net income
     As reported............................................  $  6,731    $2,223    $68,143
     Pro forma..............................................     5,268      (101)    65,885
Basic earnings per share
     As reported............................................  $   0.32    $ 0.11    $  3.31
     Pro forma..............................................      0.25        --       3.20
Diluted earnings per share
     As reported............................................  $   0.32    $ 0.11    $  3.29
     Pro forma..............................................      0.25        --       3.18

NOTE 16--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 2000 and 1999.

                                                       1ST         2ND          3RD        4TH
                       2000                          QUARTER    QUARTER(1)    QUARTER    QUARTER
                       ----                          -------    ----------    -------    -------
Sales..............................................  $70,508     $63,345      $61,723    $53,806
Gross profit.......................................   10,760       8,926        8,634      7,630
Operating income...................................    3,223       1,779        1,697         42
Net income.........................................    1,585       4,835          398        (87)
Net income per share:
  Basic............................................     0.08        0.23         0.02         --
  Diluted..........................................     0.08        0.23         0.02         --

                                                       1ST         2ND          3RD        4TH
                       1999                          QUARTER     QUARTER      QUARTER    QUARTER
                       ----                          -------    ----------    -------    -------
Sales..............................................  $67,450     $59,186      $51,383    $65,290
Gross profit.......................................   13,338       7,773        3,499      8,996
Operating income...................................    6,291         447       (3,353)     1,384
Net income.........................................    3,742         204       (2,483)       760
Net income per share:
  Basic............................................     0.18        0.01        (0.12)      0.04
  Diluted..........................................     0.18        0.01        (0.12)      0.04

---------------
(1) Net income was favorably affected by the April 26, 2000 financial settlement from Boeing related to its failure to meet 1999 minimum order requirements under terms of a long-term agreement between RTI and Boeing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" in the 2001 Proxy Statement, to be filed at a later date.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors-Compensation of Directors" and "Executive Compensation" in the 2001 Proxy Statement, to be filed at a later date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information-Security Ownership" in the 2001 Proxy Statement, to be filed at a later date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, to be filed at a later date.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) See Index to Exhibits.

(b) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2000

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

Dated: March 19, 2001

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

                   /s/ TIMOTHY G. RUPERT                                 March 19, 2001
------------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                   /s/ TIMOTHY G. RUPERT                                 March 19, 2001
------------------------------------------------------------
                        T. G. Rupert
     Director and President and Chief Executive Officer
               (Principal Executive Officer)

                               INDEX TO EXHIBITS

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
  2.0     Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration
          Statement on Form S-1 No. 33-30667 Amendment No. 1.
  2.1     Stock Purchase Agreement, dated as of October 1, 1998, by
          and among RTI International Metals, Inc., New Century
          Metals, Inc., Richard R. Burkhart and Joseph H. Rice,
          incorporated by reference to Exhibit 2.1 and 2.2 to the
          Company's Current Report on Form 8-K dated October 15, 1998.
  2.2     Asset Purchase Agreement, dated October 1, 1998, by and
          among Weld-Tech Engineering Services, L.P. and Weld-Tech
          Engineering, L.P., incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
          October 15, 1998.
  3.1     Amended and Restated Articles of Incorporation of the
          Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1999.
  3.2     Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
          Statement on Form S-4 No. 333-61935.
  4.1     Credit Agreement between RTI International Metals, Inc. and
          PNC Bank, National Association, as agent; Mellon Bank,
          National Association of Pennsylvania and Bank One, National
          Association as co-agents, dated as of September 30, 1998,
          incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
          1998.
  4.2     Amendment to Credit Agreement between RTI International
          Metals, Inc. and PNC Bank, National Association, as agent:
          Mellon Bank, National Association of Pennsylvania and Bank
          One, National Association, as co-agents, dated May 11, 2000 filed herewith.
 10.1     Agreement for the sale and purchase of titanium
          tetrachloride between SCM Chemicals, Inc., and RMI Titanium
          Company dated March 9, 1993, incorporated by reference to
          Exhibit 10.13 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1992.+
 10.2     Agreement for the supply, purchase and sale of chlorine
          between SCM Chemicals, Inc., and RMI Titanium Company dated as of November 13, 1990, incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for
          the year ended December 31, 1990.
 10.3     RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration
          Statement on Form S-1 No. 33-30667 Amendment No. 2.
 10.4     RMI Titanium Company 1989 Stock Option Incentive Plan,
          incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 No. 33-30667 Amendment
          No. 2.
 10.5     RTI International Metals, Inc. Supplemental Pension Plan
          effective August 1, 1987, and amended as of January 28,
          2000, filed herewith.
 10.6     RTI International Metals, Inc. Excess Benefits Plan
          effective July 18, 1991, as amended January 28, 2000, filed herewith.

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
 10.7     Sales Agreement for the supply of titanium sponge and plasma electrodes between Oregon Metallurgical Corporation and RMI
          Titanium Company dated as of August 8, 1994 incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995.+
 10.8     Sales Agreement for the supply of titanium sponge between
          Osaka Titanium Co., Ltd., Sumitomo Corporation, Sumitomo
          Corporation of America, and RMI Titanium Company dated as of
          September 4, 1992 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1995.+
 10.9     RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 10.10    Employment agreement, dated August 1, 1999, between the
          Company and John H. Odle, incorporated by reference to
          Exhibit 10.10 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1999.
 10.11    Employment agreement, dated August 1, 1999, between the
          Company and T. G. Rupert, incorporated by reference to
          Exhibit 10.11 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1999.
 10.12    Employment agreement, dated August 1, 1999 between the
          Company and Dawne S. Hickton, incorporated by reference to
          Exhibit 10.12 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1999.
 10.13    Employment agreement, dated August 1, 1999 between the
          Company and Lawrence W. Jacobs, incorporated by reference to
          Exhibit 10.13 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1999.
 10.14    Employment agreement, dated November 1, 1999, between the
          Company and Gordon L. Berkstresser, incorporated by
          reference to Exhibit 10.14 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1999.
 21       Subsidiaries of the Company.
 23.1     Consent of PricewaterhouseCoopers LLP.
 24       Powers of Attorney.
 99.1     Financial Statements of The RMI Employee Savings and
          Investment Plan for the year ended December 31, 2000 (to be filed by amendment).
 99.2     Financial Statements of The RMI Bargaining Unit Employee
          Savings and Investment Plan for the year ended December 31,
          2000 (to be filed by amendment).

---------------

+ Confidential treatment has been requested.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of RTI International Metals, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 26, 2001, appearing in this Annual Report on Form 10-K of RTI International Metals, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in connection with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 26, 2001

                         RTI INTERNATIONAL METALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         (CHARGED)
                                         BALANCE AT     CREDITED TO     WRITEOFFS              BALANCE
                                         BEGINNING       COSTS AND       AGAINST               AT END
              DESCRIPTION                 OF YEAR        EXPENSES       ALLOWANCE    OTHER     OF YEAR
              -----------                ----------    -------------    ---------    ------    -------
Year ended December 31, 2000:
  Allowance for doubtful accounts......   $ (1,454)       $   197        $   331     $   --    $  (926)
                                          ========        =======        =======     ======    =======
  Valuation allowance for deferred
     income taxes......................   $   (312)       $    --        $   312     $   --    $    --
                                          ========        =======        =======     ======    =======
Year ended December 31, 1999:
  Allowance for doubtful accounts......   $ (1,067)       $  (256)       $    --     $ (131)(b) $(1,454)
                                          ========        =======        =======     ======    =======
  Valuation allowance for deferred
     income taxes......................   $     --        $  (312)       $    --     $   --    $  (312)
                                          ========        =======        =======     ======    =======
Year ended December 31, 1998:
  Allowance for doubtful accounts......   $ (1,064)       $    (3)       $    --     $   --    $(1,067)
                                          ========        =======        =======     ======    =======
  Valuation allowance for deferred
     income taxes......................   $(22,752)       $22,752(a)     $    --     $   --    $    --
                                          ========        =======        =======     ======    =======

---------------

(a) Release of valuation allowance due to changes in expectations of current and future years taxable income.

(b) Allowance for doubtful accounts recorded in final opening balance sheet of subsidiaries acquired in fourth quarter of 1998.