Form 10-Q
period 2001-03-31
RTI INTERNATIONAL METALS INC
filed 2001-05-14
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

     At May 1, 2001, 20,891,565 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1.  Consolidated Financial Statements:
     Consolidated Statement of Income.......................    2
     Consolidated Balance Sheet.............................    3
     Consolidated Statement of Cash Flows...................    4
     Consolidated Statement of Shareholders' Equity.........    5
     Selected Notes to Consolidated Financial Statements....    6

Item 2.  Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    9

Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................   13

PART II--OTHER INFORMATION..................................   14

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................   14

Item 6.  Exhibits and Reports on Form 8-K...................   14

Signatures..................................................   15

                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                   QUARTER ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Sales.......................................................  $   66,239   $   70,508
Operating costs:
Cost of sales...............................................      56,728       59,748
Selling, general and administrative expenses................       8,349        7,144
Research, technical and product development expenses........         362          393
                                                              ----------   ----------
     Total operating costs..................................      65,439       67,285
                                                              ----------   ----------
Operating income............................................         800        3,223
Other income-net (Note 5)...................................       6,049          149
Interest expense............................................         210          773
                                                              ----------   ----------
Income before income taxes..................................       6,639        2,599
Provision for income taxes (Note 3).........................       2,581        1,014
                                                              ----------   ----------
Income before cumulative effect of change in accounting
  principle.................................................       4,058        1,585
Cumulative effect of change in accounting principle (Note
  8)........................................................        (191)          --
                                                              ----------   ----------
Net income..................................................  $    3,867   $    1,585
                                                              ==========   ==========
Earnings per common share (Note 4):
Income before cumulative effect of change in accounting
  principle:
     Basic..................................................  $     0.19   $     0.08
                                                              ==========   ==========
     Diluted................................................  $     0.19   $     0.08
                                                              ==========   ==========
Net income:
     Basic..................................................  $     0.19   $     0.08
                                                              ==========   ==========
     Diluted................................................  $     0.18   $     0.08
                                                              ==========   ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................   $  5,982        $  6,374
  Receivables--less allowance for doubtful accounts of
     $1,111 and $926........................................     52,305          46,417
  Inventories, net (Note 6).................................    161,827         165,210
  Deferred income taxes.....................................      9,269           9,146
  Other current assets......................................      9,639          10,235
                                                               --------        --------
     Total current assets...................................    239,022         237,382
  Property, plant and equipment, net........................     97,524          97,989
  Goodwill..................................................     35,323          35,736
  Other noncurrent assets...................................     15,084          15,172
                                                               --------        --------
     Total assets...........................................   $386,953        $386,279
                                                               ========        ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................   $ 14,938        $ 18,199
  Accrued wages and other employee costs....................      8,785           5,646
  Other accrued liabilities.................................      8,457           5,149
                                                               --------        --------
     Total current liabilities..............................     32,180          28,994
Long-term debt..............................................     13,000          19,800
Accrued postretirement benefit cost.........................     20,136          19,986
Deferred income taxes.......................................      2,555           2,555
Noncurrent pension liability................................      7,106           7,106
Other noncurrent liabilities................................      5,908           5,979
                                                               --------        --------
     Total liabilities......................................     80,885          84,420
                                                               --------        --------
Commitments and contingencies (Note 5)......................         --              --
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,000,250 and 20,946,712 shares issued and
     20,902,000 and 20,851,962 outstanding..................        210             208
  Additional paid-in capital................................    241,259         240,527
  Deferred compensation.....................................     (2,537)         (2,187)
  Treasury stock, at cost; 98,250 and 94,750 shares.........       (888)           (846)
  Accumulated other comprehensive income....................     (1,258)         (1,258)
  Retained earnings.........................................     69,282          65,415
                                                               --------        --------
Total shareholders' equity..................................    306,068         301,859
                                                               --------        --------
     Total liabilities and shareholders' equity.............   $386,953        $386,279
                                                               ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                               2001        2000
                                                              -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 3,867     $ 1,585
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................    3,230       2,927
  Other-net.................................................      266         210

Changes in assets and liabilities (excluding cash):
  Receivables...............................................   (6,083)     (2,016)
  Inventories...............................................    3,383       3,036
  Accounts payable..........................................   (3,261)        (20)
  Other current liabilities.................................    6,447      (4,497)
  Other assets and liabilities..............................      762        (402)
                                                              -------     -------
       Cash provided by operating activities................    8,611         823
                                                              -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (2,351)     (2,397)
                                                              -------     -------
       Cash used in investing activities....................   (2,351)     (2,397)
                                                              -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................      190          --
  Net borrowings and repayments under revolving credit
     agreement..............................................   (6,800)     (1,700)
  Purchase of common stock held in treasury.................      (42)         --
                                                              -------     -------
       Cash used in financing activities....................   (6,652)     (1,700)
                                                              -------     -------
DECREASE IN CASH AND CASH EQUIVALENTS.......................     (392)     (3,274)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    6,374       3,664
                                                              -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    5,982     $   390
                                                              =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $   374     $   170
  Cash paid for income taxes................................  $   192     $   931
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $   544     $   391

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                      ACCUMULATED
                                                     ADDT'L.                   TREASURY                  OTHER
                                SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                              OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                              -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2000......................  20,851,962     $208    $240,527     $(2,187)      $(846)    $65,415       $(1,258)     $301,859
Shares issued for directors'
  compensation..............          --       --          --          --          --          --            --            --
Shares issued for restricted
  stock award plans.........      34,500       --         544        (544)         --          --            --            --
Compensation expense
  recognized................          --       --          --         194          --          --            --           194
Treasury common stock
  purchased at cost.........      (3,500)      --          --          --         (42)         --            --           (42)
Shares issued from exercise
  of employee stock
  options...................      19,038        2         188          --          --          --            --           190
Net income..................          --       --          --          --          --       3,867            --         3,867
Comprehensive income........          --       --          --          --          --                        --            --
                              ----------     ----    --------     -------       -----     -------       -------      --------
Balance at March 31, 2001...  20,902,000     $210    $241,259     $(2,537)      $(888)    $69,282       $(1,258)     $306,068
                              ==========     ====    ========     =======       =====     =======       =======      ========


                              COMPREHENSIVE
                                 INCOME
                              -------------
Balance at December 31,
  2000......................
Shares issued for directors'
  compensation..............
Shares issued for restricted
  stock award plans.........
Compensation expense
  recognized................
Treasury common stock
  purchased at cost.........
Shares issued from exercise
  of employee stock
  options...................
Net income..................     $3,867
                                 ------
Comprehensive income........     $3,867
                                 ======
Balance at March 31, 2001...

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

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

     In November, 1996, USX Corporation completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock owned by USX. On February 1, 2000, the trustee under the note indenture delivered 5,483,000 of RTI common shares to the note holders in exchange for the Notes terminating USX's ownership interest.

NOTE 3--INCOME TAXES

     In the three months ended March 31, 2001, the Company recorded an income tax expense of $2.6 million, or 39% of pre-tax income compared to an expense of $1.0 million, or 39% for the quarter ending March 31, 2000. The effective tax rate for the three-month period ended March 31, 2001 and March 31, 2000, of 39% exceeded the federal statutory rate of 35% primarily as a result of state income taxes and non-deductible goodwill amortization.

NOTE 4--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2001 and 2000 are as follows (in thousands except number of shares and per share amounts):

                                                           QUARTER ENDED MARCH 31
                                                     ----------------------------------
                                                      NET                     EARNINGS
                                                     INCOME      SHARES       PER SHARE
                                                     ------    -----------    ---------
For the quarter ended March 31, 2001
Basic EPS..........................................  $3,867     20,890,835     $ 0.19
Effect of potential common stock:
  Stock options....................................      --        293,191      (0.01)
                                                     ------    -----------     ------
Diluted EPS........................................  $3,867     21,184,026     $ 0.18
                                                     ======    ===========     ======
For the quarter ended March 31, 2000
Basic EPS..........................................  $1,585     20,832,182     $ 0.08
Effect of potential common stock:
  Stock options....................................      --         62,432         --
                                                     ------    -----------     ------
Diluted EPS........................................  $1,585     20,894,614     $ 0.08
                                                     ======    ===========     ======

565,854 and 983,825 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ending March 31, 2001 and 2000, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5--COMMITMENTS AND CONTINGENCIES

     Under a 1990 reorganization, the Company agreed to indemnify USX Corporation and Quantum Chemical Corporation against liabilities related to their ownership of RMI and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Quantum in 1964.

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

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Fields Brook Superfund Site. Given the status of the proceedings with respect to these sites, ultimate remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook

Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The Company and twelve other parties entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement. Cleanup began in 2000 and is expected to be completed in 2001. The current estimate of the total cost of remediation of the Fields Brook site is approximately $15 million.

     At March 31, 2001, the amount accrued for future environmental-related costs were $1.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.8 million to $9.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

     In 2000, RTI made a similar claim against Boeing Commercial Airplane Group for approximately $6 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 2000. Actual shipments were approximately 1.1 million pounds. This claim was also treated as a gain contingency under SFAS No. 5, "Accounting for Contingencies", deferring the realization of income until Boeing satisfied the claim.

     On March 19, 2001, Boeing satisfied the above-mentioned 2000 contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income for the quarter ended March 31, 2001.

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

NOTE 6--INVENTORIES:

                                               MARCH 31, 2001    DECEMBER 31, 2000
                                               --------------    -----------------
Raw material and supplies....................     $ 28,737           $ 35,323
Work-in-process and finished goods...........      146,167            141,084
Adjustments to LIFO values...................      (13,077)           (11,197)
                                                  --------           --------
                                                  $161,827           $165,210
                                                  ========           ========

NOTE 7--SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the three-month periods ended March 31, 2001 and 2000 is as follows:

                                                                QUARTER ENDED
                                                                   MARCH 31
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
NET SALES:
Titanium
  Trade.....................................................  $26,602    $37,286
  Intersegment..............................................   13,690     13,647
                                                              -------    -------
                                                               40,292     50,933
Fabrication and Distribution
  Trade.....................................................   36,139     29,144
  Intersegment..............................................       43        175
                                                              -------    -------
                                                               36,182     29,319
Other operations............................................    3,498      4,078
Adjustments and eliminations................................  (13,733)   (13,822)
                                                              -------    -------
     Total net sales........................................  $66,239    $70,508
                                                              =======    =======
OPERATING INCOME (LOSS):
  Titanium..................................................  $  (503)   $ 2,932
  Fabrication and distribution..............................    1,129         91
  Other operations..........................................      174        200
                                                              -------    -------
     Total operating income.................................      800      3,223

RECONCILIATION OF OPERATING INCOME TO REPORTED INCOME BEFORE
  TAXES:
  Other income--net.........................................    6,049        149
  Interest expense..........................................     (210)      (773)
                                                              -------    -------
     Reported income before taxes...........................  $ 6,639    $ 2,599
                                                              =======    =======

NOTE 8--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

     The Company adopted SFAS No. 133 on January 1, 2001. A charge of approximately $0.2 million, net of a tax benefit of approximately $0.1 million, was recorded as a cumulative effect of adoption of SFAS No. 133 in the Company's results of operations for the first quarter of 2001. The charge represents the fair value of the net liability of a foreign currency forward purchase contract upon adoption. Changes in value since January 1, 2001 have been recorded in other income.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES

     Net sales decreased to $66.2 million for the three months ended March 31, 2001 compared to net sales of $70.5 million in the corresponding 2000 period. Sales for the Company's Titanium Group and Other operations amounted to $30.1 million in the three months ended March 31, 2001 compared to $41.3 million in the same period of 2000. Titanium Group net sales decreased as a result of lower average realized prices and a decrease in volume of mill product shipments. Average net realized prices decreased as product mix shifted to lower priced products. Shipments of titanium mill products were 2.4 million pounds in the first quarter of 2001, compared to 2.8 million pounds for the same period in 2000. Mill product shipments in the first quarter 2001 were lower than those of the first quarter 2000 as product requirements in aerospace markets fell short of expected demand. However, mill product shipments did reflect improved demand over the fourth quarter of 2000 as anticipated. Average realized prices on mill products in the first quarter of 2001 decreased to $14.97 per pound from $16.60 per pound in the first quarter of 2000. The decrease in average realized prices for mill products results primarily from an increase of lower value-added products in product mix when compared to 2000. Sales for the Company's Fabrication and Distribution Group amounted to $36.1 million in the three months ended March 31, 2001, compared to $29.1 million in the same period of 2000. This increase reflects continued improvements in demand in distribution sales in the United States and Europe, including the impact of Reamet, which was acquired in the fourth quarter of 2000.

GROSS PROFIT

     Gross profit amounted to $9.5 million, or 14.4% of sales for the quarter ended March 31, 2001 compared to a gross profit of $10.8 million or 15.3% for the comparable 2000 period. This decrease reflects decreased sales in the Titanium Group as a result of a reduction in pounds shipped and a decrease in realized prices as a result of an unfavorable impact in product mix of lower value-added mill products, offset by improvements in demand for distribution products in the United States and Europe, including the impact of Reamet.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $8.3 million or 12.6% of sales for the quarter ended March 31, 2001 compared to $7.1 million or 10.1% of sales for the same quarter in 2000. The increase in selling, general and administrative expenses reflects the impact of the Reamet acquisition, startup and relocation costs associated with the installation of a new extrusion press in Houston, Texas, as well as increased expenses in the distribution businesses as a result of increased sales volume and expansion into new markets.

OPERATING INCOME

     Operating income for the three months ended March 31, 2001 amounted to $0.8 million, or 1.2% of sales compared to $3.2 million in the same period of 2000. This change consists of a decrease in operating income from the Titanium Group of $3.4 million primarily due to a decrease in mill product shipments and a decrease in realized prices as a result of an unfavorable impact in product mix of lower value-added mill products. This is partially offset by an increase in operating income in the Fabrication and Distribution Group of $1.0 million due to improved distribution sales in both the United States and Europe, and due to the impact of the Reamet acquisition.

OTHER INCOME

     Other income for the three months ended March 31, 2001 amounted to $6.1 million, compared to $0.1 million in the same period of 2000. This increase resulted from the payment to the Company by the Boeing Company of contractually specified liquidated damages for failing to meet minimum order volumes in 2000. The 1999 settlement from Boeing was not received until the second quarter of 2000.

INTEREST EXPENSE

     Interest expense for the three months ended March 31, 2001 amounted to $0.2 million, or 0.3% of sales compared to $0.8 million, or 1.1% in the same period of 2000. The decrease is primarily the result of reduced borrowing levels as well as increased capitalization of interest during the first quarter of 2001 related to the new Houston press.

INCOME TAXES

     In the first quarter of 2001, the Company recorded an income tax expense of $2.6 million compared to a $1.0 million expense recorded in the first quarter of 2000. The effective tax rate for the first quarter of 2001 and 2000 was approximately 39%. The effective tax rate of 39% was greater than the Federal statutory rate of 35%, primarily due to state income taxes and non-deductible goodwill amortization.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The cumulative effect of change in accounting principle for the quarter ended March 31, 2001 of $0.2 million results from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The charge represents the fair value of the net liability of a foreign currency forward purchase contract upon adoption. Changes in value since January 1, 2001 have been recorded in other income.

NET INCOME

     Net income for the quarter ended March 31, 2001 amounted to $3.9 million or 5.8% of sales, compared to $1.6 million in the comparable 2000 period. This increase reflects the settlement of a contractual dispute with the Boeing Company and an increase in operating income in the Fabrication and Distribution Group due to improving sales, offset by reduced operating income from the Titanium Group as a result of a decrease in mill product shipments and a decrease in realized prices.

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

     More recently, however, Boeing and Airbus have announced increased orders and expectations of improved production levels of 5% to 10% for 2001 and 2002. The inventory of titanium products that existed in the commercial aerospace supply lines as of the end of 1999 and throughout 2000, which had exceeded near-term demand now appears to be more in line with forecasted productions levels. As a result, it is expected that market conditions for titanium mill products will improve in 2001. In addition, the Company believes that increased military spending and increased spending on oil and gas exploration and production projects will further strengthen demand in key markets. Based on currently available information, the Company anticipates that the U.S. titanium industry's total shipments in 2001 will improve from 2000 levels, although the amount of increase, if any, cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft orders, titanium demand and pricing could remain under pressure. Longer term, aerospace forecasters continue to project growth in revenue passenger miles and aircraft demand, particularly in wider body aircraft which generally require more titanium.

     On January 28, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI would supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes drop below the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, a demand notice of approximately $6 million was presented to Boeing Commercial Airplane Group for such compensation since 2000 shipments amounted to only 1.1 million pounds. On March 19, 2001, Boeing settled the demand notice for approximately $6 million. The financial impact of this settlement was recorded in other income for the quarter ended March 31, 2001. A similar claim was made in connection with 1999 shipments, and, on April 26, 2000, Boeing settled the contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income during the quarter ended June 30, 2000.

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

     The Company's order backlog increased to $169 million in the first quarter of 2001, from $132 million at December 31, 2000, principally due to new business for titanium mill products from aerospace markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $8.6 million in the first three months of 2001 compared to $0.8 million in the first three months of 2000. The change in net cash flows from operating activities for the three months ended March 31, 2001, compared to the same period in 2000 was due primarily to increased income and cash generated through working capital reductions. In 2001, $1.2 million was generated through a reduction in working capital, and in 2000, $3.9 million was spent on an increase in working capital. The Company's working capital ratio was 7.4 to 1.0 at March 31, 2001.

     During the first three months of 2001, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. During the comparable 2000 period, cash flow requirements for capital expenditures were funded by cash provided from operating activities and cash on hand.

     The Company anticipates that it will be able to fund its 2001 capital expenditures with funds generated by operations.

     On September 9, 1999, RTI filed a universal shelf registration with the Securities and Exchange Commission. This registration permits RTI to issue up to $100 million of debt and/or equity securities at an unspecified future date. The proceeds of any such issuance could be utilized to finance acquisitions, capital investments or other general purposes; however, RTI has not issued any securities to date and has no immediate plans to do so.

CREDIT AGREEMENT

     RTI entered into a credit agreement dated September 30, 1998. This agreement provided five-year borrowings, on an unsecured revolving basis, of up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory. Total borrowings were subject to a maximum leverage test in accordance with the agreement.

     At March 31, 2001, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $72.5 million. At March 31, 2001, $13.0 million was outstanding under the facility.

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

     At March 31, 2001, the amount accrued for future environment-related costs were $1.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.8 million to $9.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.6 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the first three months of 2001 and 2000 amounted to $2.4 million. The Company has anticipated capital spending of approximately $15 million in 2001. Based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and or timing of capital spending could be affected.

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

  (b) There were no reports on Form 8-K filed for the quarter ended March 31, 2001.

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

Date: May 14, 2001

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer