Form 10-K/A
period 1999-12-31
RTI INTERNATIONAL METALS INC
filed 2001-06-28
CIK 1068717

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

                         RTI INTERNATIONAL METALS, INC.

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 2000, so that, as amended, such Items read as set forth herein.

Index to Exhibits
Exhibit 23.2
Exhibit 99.1
Exhibit 99.2

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