Form 10-Q
period 2001-06-30
RTI INTERNATIONAL METALS INC
filed 2001-08-13
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

     At August 1, 2001, 20,907,277 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1.  Consolidated Financial Statements:
     Consolidated Statement of Income.......................    2
     Consolidated Balance Sheet.............................    3
     Consolidated Statement of Cash Flows...................    4
     Consolidated Statement of Shareholders' Equity.........    5
     Selected Notes to Consolidated Financial Statements....    6

Item 2.  Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   10

Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................   16

PART II--OTHER INFORMATION..................................   17

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................   17

Item 6.  Exhibits and Reports on Form 8-K...................   17

Signatures..................................................   18

                         PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  QUARTER ENDED                SIX MONTHS
                                                     JUNE 30                  ENDED JUNE 30
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Sales.....................................  $    74,868   $    63,345   $   141,107   $   133,853
Operating costs:
Cost of sales.............................       64,680        54,419       121,408       114,167
Selling, general and administrative
  expenses................................        8,340         6,791        16,689        13,935
Research, technical and product
  development expenses....................          538           356           900           749
                                            -----------   -----------   -----------   -----------
     Total operating costs................       73,558        61,566       138,997       128,851
Operating income..........................        1,310         1,779         2,110         5,002
Other (expense) income, net (Note 5)......         (169)        6,504         5,881         6,653
Interest expense..........................          113           363           323         1,136
                                            -----------   -----------   -----------   -----------
Income before income taxes................        1,028         7,920         7,668        10,519
Provision for income taxes (Note 3).......          399         3,085         2,981         4,099
                                            -----------   -----------   -----------   -----------
Income before cumulative effect of change
  in accounting principle.................          629         4,835         4,687         6,420
Cumulative effect of change in accounting
  principle (Note 8)......................           --            --          (191)           --
                                            -----------   -----------   -----------   -----------
Net income................................  $       629   $     4,835   $     4,496   $     6,420
                                            ===========   ===========   ===========   ===========
Earnings per common share (Note 4)
Income before cumulative effect of change
  in accounting principle:
  Basic...................................  $      0.03   $      0.23   $      0.22   $      0.31
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.03   $      0.23   $      0.22   $      0.31
                                            ===========   ===========   ===========   ===========
Net Income:
  Basic...................................  $      0.03   $      0.23   $      0.22   $      0.31
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.03   $      0.23   $      0.21   $      0.31
                                            ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic...................................   20,895,667    20,853,240    20,893,264    20,844,583
                                            ===========   ===========   ===========   ===========
  Diluted.................................   21,143,242    21,028,302    21,164,149    20,956,982
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................    $  4,958       $  6,374
  Receivables--less allowance for doubtful accounts of
     $1,189 and $926........................................      61,504         46,417
  Inventories, net (Note 6).................................     159,633        165,210
  Deferred income taxes.....................................       9,269          9,146
  Other current assets......................................      10,427         10,235
                                                                --------       --------
     Total current assets...................................     245,791        237,382
  Property, plant and equipment, net........................      98,108         97,989
  Goodwill..................................................      34,920         35,736
  Other noncurrent assets...................................      13,935         15,172
                                                                --------       --------
     Total assets...........................................    $392,754       $386,279
                                                                ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................    $ 18,211       $ 18,199
  Accrued wages and other employee costs....................       8,393          5,646
  Other accrued liabilities.................................      12,571          5,149
                                                                --------       --------
     Total current liabilities..............................      39,175         28,994
Long-term debt..............................................      10,900         19,800
Accrued postretirement benefit cost.........................      20,286         19,986
Deferred income taxes.......................................       2,555          2,555
Accrued pension cost........................................       7,106          7,106
Other noncurrent liabilities................................       5,852          5,979
                                                                --------       --------
     Total liabilities......................................      85,874         84,420
                                                                --------       --------
Commitments and contingencies (Note 5)......................          --             --
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,017,627 and 20,946,712 shares issued;
     20,907,277 and 20,851,962 shares outstanding...........         210            208
  Additional paid-in capital................................     241,361        240,527
  Deferred compensation.....................................      (2,309)        (2,187)
  Treasury stock, at cost; 110,350 and 94,750 shares........      (1,035)          (846)
  Accumulated other comprehensive income (loss).............      (1,258)        (1,258)
  Retained earnings.........................................      69,911         65,415
                                                                --------       --------
Total shareholders' equity..................................     306,880        301,859
                                                                --------       --------
     Total liabilities and shareholders' equity.............    $392,754       $386,279
                                                                ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  4,496     $  6,420
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................     6,450        5,847
  Deferred income taxes.....................................      (123)          (2)
  Other, net................................................       998          429

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................   (15,440)       3,094
  Inventories...............................................     5,577        7,519
  Accounts payable..........................................        12       (3,304)
  Other current liabilities.................................    10,169         (760)
  Other assets and liabilities..............................     1,218          (74)
                                                              --------     --------
       Cash provided by operating activities................    13,357       19,169
                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (5,976)      (5,342)
                                                              --------     --------
       Cash used in investing activities....................    (5,976)      (5,342)
                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................       292           81
  Net borrowings and repayments under revolving credit
     agreement..............................................    (8,900)     (16,300)
  Purchase of common stock held in treasury.................      (189)          --
                                                              --------     --------
       Cash used in financing activities....................    (8,797)     (16,219)
                                                              --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (1,416)      (2,392)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     6,374        3,664
                                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     4,958     $  1,272
                                                              ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $    587     $  1,685
  Cash paid for income taxes................................  $  1,882     $    888
NONCASH FINANCING ACTIVITIES
  Issuance of common stock for restricted stock awards......  $    544     $    391

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                      ACCUMULATED
                                                     ADDT'L.                   TREASURY                  OTHER
                                SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                              OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                              -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2000......................  20,851,962     $208    $240,527     $(2,187)     $  (846)   $65,415       $(1,258)     $301,859
Shares issued for directors'
  compensation..............          --       --          --          --           --         --            --            --
Shares issued for restricted
  stock award plans.........      34,500       --         544        (544)          --         --            --            --
Compensation expense
  recognized................          --       --          --         422           --         --            --           422
Treasury common stock
  purchased at cost.........     (15,600)      --          --          --         (189)        --            --          (189)
Shares issued from exercise
  of employee stock
  options...................      36,415        2         290          --           --         --            --           292
Net income..................          --       --          --          --           --      4,496            --         4,496
Comprehensive income........          --       --          --          --           --                       --            --
                              ----------     ----    --------     -------      -------    -------       -------      --------
Balance at June 30, 2001....  20,907,277     $210    $241,361     $(2,039)     $(1,035)   $69,911       $(1,258)     $306,880
                              ==========     ====    ========     =======      =======    =======       =======      ========


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
Net income..................     $4,496
                                 ------
Comprehensive income........     $4,496
                                 ======
Balance at June 30, 2001....

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 2--ORGANIZATION

     On September 30, 1998, the shareholders of RMI Titanium Company approved the formation of an Ohio holding company named RTI International Metals, Inc ("RTI"). Under the terms of a restructuring agreement, RTI exchanged its shares of common stock on a one-for-one basis for all of the outstanding common stock of RMI Titanium Company, which immediately became a wholly owned subsidiary of RTI. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998.

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

     In November, 1996, USX Corporation completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock owned by USX. On February 1, 2000, the trustee under the note indenture delivered 5,483,000 shares of RTI common stock to the note holders in exchange for the Notes terminating USX's ownership interest in RTI.

NOTE 3--INCOME TAXES

     In the six months ended June 30, 2001, the Company recorded an income tax expense of $3.0 million, or 39% of pre-tax income compared to an expense of $4.1 million, or 39% for the six months ending June 30, 2000. The effective tax rate for the six-month period ended June 30, 2001 and June 30, 2000, of 39% exceeded the federal statutory rate of 35% primarily as a result of state income taxes and non-deductible goodwill amortization.

NOTE 4--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters and six months ended June 30, 2001 and 2000 are as follows (in thousands except number of shares and per share amounts):

                                            QUARTER ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                       -------------------------------   -------------------------------
                                        NET                  EARNINGS     NET                  EARNINGS
                                       INCOME     SHARES     PER SHARE   INCOME     SHARES     PER SHARE
                                       ------   ----------   ---------   ------   ----------   ---------
For the periods ended June 30, 2001
Basic EPS............................  $  629   20,895,667     $0.03     $4,496   20,893,264     $0.22
Effect of potential common stock:
  Stock options......................      --      247,575        --         --      270,885      0.01
                                       ------   ----------     -----     ------   ----------     -----
Diluted EPS..........................  $  629   21,143,242     $0.03     $4,496   21,164,149     $0.21
                                       ======   ==========     =====     ======   ==========     =====
For the periods ended June 30, 2000
Basic EPS............................  $4,835   20,853,240     $0.23     $6,420   20,844,583     $0.31
Effect of potential common stock:
  Stock options......................      --      175,062        --         --      112,399        --
                                       ------   ----------     -----     ------   ----------     -----
Diluted EPS..........................  $4,835   21,028,302     $0.23     $6,420   20,956,982     $0.31
                                       ======   ==========     =====     ======   ==========     =====

565,727 and 785,825 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ending June 30, 2001 and 2000, respectively, and 565,727 and 983,759 have been excluded for the six months ending June 30, 2001 and 2000, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5--COMMITMENTS AND CONTINGENCIES

     Under a 1990 reorganization, the Company agreed to indemnify USX and Millenium against liabilities related to their ownership of RMI and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Millenium in 1964.

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

     The Ashtabula River and Harbor has been designated one of 43 Areas of Concern on the Great Lakes by the International Joint Commission. Fields Brook empties into the Ashtabula River, which in turn flows into Lake Erie. The State of Ohio has appropriated $7 million in state funds to the Ashtabula River dredging project to assist in securing federal funds needed to conduct the dredging. The Company believes it is most appropriate to use public funds to remediate a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan is complete except for public review. To fund the Detailed Design and Remedial Action, the Company has estimated the private contribution to the project could approximate $14 million, of which roughly 10% is allocated to the Company (before contributions from third parties). It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brooks Superfund site, or, alternatively, as a separate Superfund site. The Company has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan. The Fields Brook PRP group has indicated to the Ashtabula River Partnership the group's willingness to participate in funding in exchange for a release from CERCLA liability.

     At June 30, 2001, the amount accrued for future environmental-related costs were $1.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.8 million to $9.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

     On April 26, 2000, Boeing satisfied the above-mentioned contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income during the three and six-month periods ended June 30, 2000.

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

     On March 19, 2001, Boeing satisfied the above-mentioned 2000 contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income for the quarter ended March 31, 2001 and for the six-months ended June 30, 2001.

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

NOTE 6--INVENTORIES:

                                                   JUNE 30, 2001   DECEMBER 31, 2000
                                                   -------------   -----------------
Raw material and supplies........................    $ 31,283          $ 35,323
Work-in-process and finished goods...............     141,273           141,084
Adjustments to LIFO values.......................     (12,923)          (11,197)
                                                     --------          --------
                                                     $159,633          $165,210
                                                     ========          ========

NOTE 7--SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the three and six-month periods ended June 30, 2001 and 2000 is as follows:

                                                            QUARTER ENDED      SIX MONTHS ENDED
                                                               JUNE 30              JUNE 30
                                                          -----------------   -------------------
                                                           2001      2000       2001       2000
                                                          -------   -------   --------   --------
NET SALES:
Titanium
  Trade.................................................  $34,701   $30,309   $ 61,303   $ 67,644
  Intersegment..........................................   11,702    13,395     25,392     27,042
                                                          -------   -------   --------   --------
                                                           46,403    43,704     86,695     94,686
Fabrication and Distribution
  Trade.................................................   36,388    28,958     72,527     58,102
  Intersegment..........................................      574        23        617        198
                                                          -------   -------   --------   --------
                                                           36,962    28,981     73,144     58,300
Other operations........................................    3,779     4,078      7,277      8,107
Adjustments and eliminations............................  (12,276)  (13,418)   (26,009)   (27,240)
                                                          -------   -------   --------   --------
     Total net sales....................................  $74,868   $63,345   $141,107   $133,853
                                                          =======   =======   ========   ========
OPERATING INCOME:
  Titanium..............................................  $  (110)  $ 1,257   $   (613)  $  4,182
  Fabrication and distribution..........................    1,251       322      2,380        413
  Other operations......................................      169       200        343        407
                                                          -------   -------   --------   --------
     Total operating income.............................    1,310     1,779      2,110      5,002
RECONCILIATION OF OPERATING INCOME TO REPORTED INCOME
  BEFORE TAXES:
  Other income--net.....................................     (169)    6,504      5,881      6,653
  Interest expense......................................      113       363        323      1,136
                                                          -------   -------   --------   --------
     Reported income before taxes.......................  $ 1,028   $ 7,920   $  7,668   $ 10,519
                                                          =======   =======   ========   ========

NOTE 8--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Changes in the fair value of derivatives will be recognized in income immediately if the derivatives are designated for purposes other than hedging or are deemed not to be effective hedges.

     The Company adopted SFAS No. 133 on January 1, 2001. A charge of approximately $0.2 million, net of a tax benefit of approximately $0.1 million, was recorded as a cumulative effect of adoption of SFAS No. 133 in the Company's results of operations for the first quarter of 2001. The charge represents the fair value of the net liability of a foreign currency forward purchase contract upon adoption. Changes in value of approximately $0.1 million since January 1, 2001 have been recorded in other income.

NOTE 9--NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets".

     FAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (2) establishing specific criteria for the recognition of intangible assets separately from goodwill; and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     FAS 142 supersedes APB 17, "Intangible Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     FAS 141 must be applied to all business communications initiated or completed after June 30, 2001. FAS 142 must be adopted as of January 1, 2002. At adoption of FAS 142, an evaluation of goodwill and intangible assets will be required and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management has not yet completed the evaluation of the impact of adoption of these standards.

     In July 2001, the FASB approved the issuance of FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES

     Net sales increased to $74.9 million for the three months ended June 30, 2001 compared to net sales of $63.3 million in the corresponding 2000 period. Sales for the Company's Titanium Group and Other operations amounted to $38.5 million in the three months ending June 30, 2001 compared to $34.4 million in the same period of 2000. Titanium Group net sales increased as a result of an increase in volume of mill product shipments. Average net realized prices decreased as product mix shifted to lower priced products. Shipments of titanium mill products were 3.0 million pounds in the second quarter of 2001, compared to
2.4 million pounds for the same period in 2000. The increase in second quarter 2001 mill product shipments reflects an increase in aerospace demand for forged mill products, when compared to the second quarter of 2000. Average realized prices on mill products in the second quarter of 2001 decreased to $13.73 per pound from $15.74 per pound in the second quarter of 2000. The decrease in average realized prices for mill products results primarily from an increase of lower value-added products in product mix when compared to 2000. Sales for the Company's Fabrication and Distribution Group amounted to $36.4 million in the three months ended June 30, 2001, compared to $29.0 million in the same period of 2000. This increase reflects the acquisition of Reamet in the fourth quarter of 2000 as well as continued improvements in distribution sales in the United States and Europe, partially offset by a reduction in sales of fabricated products due to the delayed implementation of the new extrusion facility in Houston.

GROSS PROFIT

     Gross profit amounted to $10.2 million, or 13.6% of sales for the quarter ended June 30, 2001 compared to a gross profit of $8.9 million or 14.1% for the comparable 2000 period. The increase in gross profit of $1.3 million reflects increased sales in the Titanium Group as a result of an increase in pounds shipped, offset by a decrease in realized prices as a result of an increased mix of lower value-added forged mill products. The increase also reflects the favorable impact of the Reamet acquisition and continuing improvements in distribution sales in the United States and Europe, partially offset by the impact of a reduction in sales of fabricated products due to the delayed implementation of the new extrusion facility in Houston.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $8.3 million for the quarter ended June 30, 2001 compared to $6.8 million for the same quarter in 2000. The increase in selling, general and administrative expenses reflects higher than expected startup costs associated with the installation of the new extrusion press and relocation of the fabrication business to Houston, Texas, the impact of the Reamet acquisition, as well as increased expenses in the distribution businesses as a result of increased sales volume.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.5 million in the second quarter of 2001, compared to $0.4 million in the second quarter of 2000.

OPERATING INCOME

     Operating income for the three months ended June 30, 2001 amounted to $1.3 million, or 1.7% of sales compared to $1.8 million, or 2.8% of sales, in the same period of 2000. The decrease consists of a reduction in operating income from the Titanium Group and Other operations of $1.4 million primarily due to a decrease in realized prices as a result of an unfavorable impact in product mix of lower value-added mill products. The decrease was partially offset by an increase in operating income in the Fabrication and Distribution Group of $0.9 million as a result of the Reamet acquisition and improved distribution sales in both the United States and Europe, offset by higher than expected startup costs and a reduction in revenues due to the delayed implementation of the new extrusion facility in Houston.

OTHER (EXPENSE) INCOME

     Other expense for the three months ended June 30, 2001 amounted to $0.2 million compared to income of $6.5 million in the same period of 2000. This decrease results primarily from the timing of the settlements of a contractual dispute with the Boeing Company, whereby the Boeing Company paid the Company contractually specified liquidated damages for failing to meet minimum order volumes in 1999 and 2000. The settlement for the 2000 contract year was paid in the first quarter of 2001. The settlement for 1999 was paid in the second quarter of 2000.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 2001 amounted to $0.1 million compared to $0.4 million in the same period of 2000. The decrease is primarily the result of reduced borrowing levels during the second quarter of 2001 compared to 2000.

INCOME TAXES

     In the second quarter of 2001, the Company recorded an income tax expense of $0.4 million compared to a $3.1 million expense recorded in the second quarter of 2000. The effective tax rates for the second quarter of 2001 and 2000 were approximately 39%. The effective tax rates of 39% were greater than the federal statutory rate of 35%, primarily due to state income taxes and non-deductible goodwill amortization.

NET INCOME

     Net income for the quarter ended June 30, 2001 amounted to $0.6 million or 0.8% of sales, compared to $4.8 million, or 7.6% of sales, in the comparable 2000 period. This decrease reflects the timing of the settlements of the contractual dispute with the Boeing Company and a decrease in operating income from the Titanium Group as a result of a decrease in realized prices, a decrease due to the delayed startup of the new extrusion facility in Houston, partially offset by an increase in operating income due to continuing improvements in demand in distribution sales.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES

     Net sales increased to $141.1 million for the six months ended June 30, 2001 compared to net sales of $133.9 million in the corresponding 2000 period. Sales for the Company's Titanium Group and Other operations amounted to $68.6 million in the six months ended June 30, 2001 compared to $75.8 million in the same period of 2000. Titanium Group net sales decreased as a result of lower average realized prices as product mix shifted to lower priced products. Shipments of titanium mill products were 5.4 million pounds in the six months ended June 30, 2001, compared to 5.2 million pounds for the same period in 2000. Mill product shipments in the six months ended June 30, 2001 were higher than those in 2000 as aerospace demand for forged mill products improved. Average realized prices on mill products for the six months ended June 30, 2001 decreased to $14.27 per pound from $16.20 per pound in 2000. The decrease in average realized prices for mill products results primarily from an increased mix of lower value-added forged mill products when compared to 2000. Sales for the Company's Fabrication and Distribution Group amounted to $72.5 million in the six months ended June 30, 2001, compared to $58.1 million in the same period of 2000. This increase reflects the acquisition of Reamet and continued improvements in demand in distribution sales in the United States and Europe, partially offset by a reduction in sales of fabricated products due to the delayed implementation of the new extrusion facility in Houston.

GROSS PROFIT

     Gross profit amounted to $19.7 million, or 14.0% of sales for the six months ended June 30, 2001 compared to a gross profit of $19.7 million or 14.7% for the comparable 2000 period. Gross margin as a percentage of sales decreased due to the unfavorable mix of lower value-added forged mill products. The acquisition of Reamet and improvements in demand for distribution products, net of the impact of a reduction in sales of fabricated products due to the delayed implementation of the new extrusion facility in Houston, partially offset the unfavorable mix change.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $16.7 million or 11.8% of sales for the six months ended June 30, 2001, compared to $13.9 million or 10.4% of sales for the same period in 2000. The increase in selling, general and administrative expenses reflects the impact of the Reamet acquisition, higher than anticipated startup and relocation costs associated with the installation of a new extrusion press in Houston, Texas, as well as increased expenses in the distribution businesses as a result of increased sales volume.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.9 million in 2001 compared to $0.7 million during the same period in 2000.

OPERATING INCOME

     Operating income for the six months ended June 30, 2001 amounted to $2.1 million, or 1.5% of sales compared to $5.0 million, or 3.7% of sales, in the same period of 2000. This change consists of a decrease in operating income from the Titanium Group of $4.7 million primarily due to a decrease in realized prices as a result of an increased mix of lower value-added forged mill products. This decrease was partially offset by an increase in operating income in the Fabrication and Distribution Group of $2.8 million due to the acquisition of Reamet and improved distribution sales, offset by higher than expected startup costs and a reduction in revenues due to the delayed implementation of the new extrusion facility in Houston.

OTHER INCOME

     Other income for the six months ended June 30, 2001 amounted to $5.9 million, compared to $6.7 million in the same period of 2000. This decrease primarily reflects the gain on sale of a portion of RMI's now closed Ashtabula, Ohio facilities in 2000.

INTEREST EXPENSE

     Interest expense for the six months ended June 30, 2001 amounted to $0.3 million compared to $1.1 million in the same period of 2000. The decrease is primarily the result of reduced borrowing levels.

INCOME TAXES

     In the second quarter of 2001, the Company recorded an income tax expense of $3.0 million compared to a $4.1 million expense recorded in the second quarter of 2000. The effective tax rates for the six months ended June 30 of 2001 and 2000 were approximately 39%. The effective tax rates of 39% were greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The cumulative effect of change in accounting principle for the six months ended June 30, 2001 of $0.2 million, net of $0.1 million in income taxes, results from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The gross charge of $0.3 million represents the recognition of the net liability for the fair value of a foreign currency forward purchase contract upon adoption. Changes in value since January 1, 2001, which approximate $0.1 million, have been recorded in other income.

NET INCOME

     Net income for the six months ended June 30, 2001 amounted to $4.5 million or 3.2% of sales, compared to $6.4 million or 4.8% of sales in the comparable 2000 period. This decrease reflects a reduction in average realized prices on mill products for the Titanium Group and a reduction in operating income due to the delayed startup of the new extrusion facility in Houston, partially offset by the acquisition of Reamet and improved distribution sales.

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

     More recently, however, Boeing and Airbus have announced increased orders and expectations of improved production levels of 5% to 10% for 2001 and 2002. The inventory of titanium products that existed in the commercial aerospace supply lines as of the end of 1999 and throughout 2000, which had exceeded near-term demand now appears to be more in line with forecasted productions levels. As a result, it is expected that market conditions for titanium mill products will improve. In addition, the Company believes that increased military spending and increased spending on oil and gas exploration and production projects will further strengthen demand in key markets. Based on currently available information, the Company anticipates that the U.S. titanium industry's total shipments in 2001 will improve from 2000 levels, although the amount of increase, if any, cannot be accurately predicted. If worldwide economic conditions cause commercial airlines to cancel or delay aircraft orders, titanium demand and pricing could remain under pressure. Longer term, aerospace forecasters continue to project growth in revenue passenger miles and aircraft demand, particularly in wider body aircraft which generally require more titanium.

     On January 28, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI would supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in both 1999 and 2000, Boeing settled claims of approximately $6 million in both 2000 and 2001, respectively.

     RMI, through its French subsidiary, Reamet, was chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for Aerospatiale's Airbus programs which began in 1999 and extend through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes.

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

     The Company's order backlog increased to $169 million in the six months ending June 30, 2001, from $132 million at December 31, 2000, principally due to new business for titanium mill products from aerospace markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $13.4 million in the first six months of 2001 compared to $19.2 million in the first six months of 2000. The change in net cash flows from operating activities for the six months ended June 30, 2001, compared to the same period in 2000 was due primarily to decreased income and an increase in accounts receivable. In 2001, $1.5 million was generated through a reduction in working capital, and in 2000, $6.5 million was generated through a reduction in working capital. The Company's working capital ratio was 6.3 to 1.0 at June 30, 2001.

     During the first six months of 2001 and 2000, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that it will be able to fund its 2001 capital expenditures with funds generated by operations.

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

CREDIT AGREEMENT

     The Company maintains a credit agreement which provides a $100 million five year unsecured revolving credit facility. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At June 30, 2001, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $59.6 million. At June 30, 2001, $10.9 million was outstanding under the facility.

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

     At June 30, 2001, the amount accrued for future environment-related costs was $1.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.8 million to $9.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.6 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the first six months of 2001 and 2000 amounted to $6.0 and $5.3 million, respectively. The Company has anticipated capital spending of approximately $15 million in 2001. Based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and/or timing of capital spending could be affected.

NEW ACCOUNTING STANDARDS

     On July 20, 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets".

     FAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (2) establishing specific criteria for the recognition of intangible assets separately from goodwill; and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     FAS 142 supersedes APB 17, "Intangible Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     FAS 141 must be applied to all business combinations initiated or completed after June 30, 2001. FAS 142 must be adopted as of January 1, 2002. At adoption of FAS 142, an evaluation of goodwill and intangible assets will be required and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management has not yet completed the evaluation of the impact of adoption of these standards.

     In July 2001, the FASB approved the issuance of FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information has not been included as it is not material to the Company.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held on April 27, 2001. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                  VOTES           VOTES
                                   FOR          WITHHELD
                                ----------      ---------
Craig R. Andersson              18,335,026        674,401
Neil A. Armstrong               13,338,266      5,671,116
Daniel I. Booker                18,329,431        679,996
Ronald L. Gallatin              18,330,801        678,626
Charles C. Gedeon               18,331,856        677,571
Robert M. Hernandez             18,199,712        809,715
Edith E. Holiday                18,347,466        661,961
John H. Odle                    14,001,329      5,008,098
Timothy G. Rupert               13,857,197      5,152,230
Wesley W. von Schack            18,334,111        675,316

     2. PricewaterhouseCoopers LLP was elected as independent accountants for 2001. Votes for: 18,348,886; against: 11,488; abstained: 649,053.

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

  (b) There were no reports on Form 8-K filed for the quarter ended June 30, 2001.

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

Date: August 13, 2001

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer