Form 10-Q
period 2001-09-30
RTI INTERNATIONAL METALS INC
filed 2001-11-13
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 001-14437
                             ---------------------

                         RTI INTERNATIONAL METALS, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        52-2115953
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

              1000 WARREN AVENUE                                   44446
                 NILES, OHIO                                     (Zip Code)
   (Address of principal executive offices)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (330) 544-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     At November 1, 2001, 20,727,729 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                               PAGE
                                                               ----
                  PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
         Consolidated Statement of Operations...............     1
         Consolidated Balance Sheet.........................     2
         Consolidated Statement of Cash Flows...............     3
         Consolidated Statement of Shareholders' Equity.....     4
         Selected Notes to Consolidated Financial
        Statements..........................................     5

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition..................    11

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.........................................    18

                   PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
        Holders.............................................    19

Item 6. Exhibits and Reports on Form 8-K....................    19

Signatures..................................................    20

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                 QUARTER ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30                SEPTEMBER 30
                                           -------------------------   -------------------------
                                              2001          2000          2001          2000
                                           -----------   -----------   -----------   -----------
Sales....................................  $    76,047   $    61,723   $   217,154   $   195,576
Operating costs:
Cost of sales............................       64,067        53,089       185,475       167,256
Selling, general and administrative
  expenses...............................        7,674         6,667        24,363        20,602
Research, technical and product
  development expenses...................          454           270         1,354         1,019
                                           -----------   -----------   -----------   -----------
     Total operating costs...............       72,195        60,026       211,192       188,877
Operating income.........................        3,852         1,697         5,962         6,699
Other income, net (Note 5)...............           85           159         5,966         6,812
Interest expense.........................          174           619           497         1,755
                                           -----------   -----------   -----------   -----------
Income before income taxes...............        3,763         1,237        11,431        11,756
Provision for income taxes (Note 3)......        1,476           839         4,457         4,938
                                           -----------   -----------   -----------   -----------
Income before cumulative effect of change
  in accounting principle................        2,287           398         6,974         6,818
Cumulative effect of change in accounting
  principle (Note 8).....................           --            --          (191)           --
                                           -----------   -----------   -----------   -----------
Net income...............................  $     2,287   $       398   $     6,783   $     6,818
                                           ===========   ===========   ===========   ===========
Earnings per common share (Note 4)
Income before cumulative effect of change
  in accounting principle:
  Basic..................................  $      0.11   $      0.02   $      0.33   $      0.33
                                           -----------   -----------   -----------   -----------
  Diluted................................  $      0.11   $      0.02   $      0.33   $      0.32
                                           ===========   ===========   ===========   ===========
Net income:
  Basic..................................  $      0.11   $      0.02   $      0.32   $      0.33
                                           -----------   -----------   -----------   -----------
  Diluted................................  $      0.11   $      0.02   $      0.32   $      0.32
                                           ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic..................................   20,879,036    20,852,898    20,888,470    20,847,372
                                           -----------   -----------   -----------   -----------
  Diluted................................   21,028,092    21,089,808    21,113,102    21,000,257
                                           ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
ASSETS:
  Cash and cash equivalents.................................    $  3,137        $  6,374
  Receivables -- less allowance for doubtful accounts of
     $1,035 and $926........................................      56,986          46,417
  Inventories, net (Note 6).................................     161,777         165,210
  Deferred income taxes.....................................       9,269           9,146
  Other current assets......................................      11,834          10,235
                                                                --------        --------
     Total current assets...................................     243,003         237,382
  Property, plant and equipment, net........................      99,483          97,989
  Goodwill..................................................      34,489          35,736
  Other noncurrent assets...................................      13,248          15,172
                                                                --------        --------
     Total assets...........................................    $390,223        $386,279
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................    $ 20,727        $ 18,199
  Accrued wages and other employee costs....................       9,381           5,646
  Other accrued liabilities.................................      14,666           5,149
                                                                --------        --------
     Total current liabilities..............................      44,774          28,994
Long-term debt..............................................       1,600          19,800
Accrued postretirement benefit cost.........................      20,436          19,986
Deferred income taxes.......................................       2,555           2,555
Accrued pension cost........................................       7,106           7,106
Other noncurrent liabilities................................       5,869           5,979
                                                                --------        --------
     Total liabilities......................................      82,340          84,420
                                                                --------        --------
Commitments and contingencies (Note 5)......................          --              --
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,032,579 and 20,946,712 shares issued;
     20,727,729 and 20,851,962 shares outstanding...........         210             208
  Additional paid-in capital................................     241,568         240,527
  Deferred compensation.....................................      (2,223)         (2,187)
  Treasury stock, at cost; 304,850 and 94,750 shares........      (2,612)           (846)
  Accumulated other comprehensive (loss)....................      (1,258)         (1,258)
  Retained earnings.........................................      72,198          65,415
                                                                --------        --------
Total shareholders' equity..................................     307,883         301,859
                                                                --------        --------
     Total liabilities and shareholders' equity.............    $390,223        $386,279
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

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  6,783   $  6,818
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................     9,942      8,732
  Deferred income taxes.....................................      (123)        --
  Other, net................................................     1,434        646

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................   (11,077)       798
  Inventories...............................................     3,433     17,557
  Accounts payable..........................................     2,528     (8,175)
  Other current liabilities.................................    13,252     (5,249)
  Other assets and liabilities..............................       357        125
                                                              --------   --------
       Cash provided by operating activities................    26,529     21,252
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (10,109)    (6,983)
                                                              --------   --------
       Cash used in investing activities....................   (10,109)    (6,983)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................       309        136
  Net borrowings and repayments under revolving credit
     agreement..............................................   (18,200)   (15,300)
  Purchase of common stock held in treasury.................    (1,766)      (406)
                                                              --------   --------
       Cash used in financing activities....................   (19,657)   (15,570)
                                                              --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (3,237)    (1,301)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     6,374      3,664
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  3,137   $  2,363
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $    787   $  2,159
  Cash paid for income taxes................................  $  2,287   $  2,143
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $    731   $    557
  Capital lease obligations incurred........................  $    311   $     --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                  ACCUMULATED
                                                 ADDT'L.                   TREASURY                  OTHER
                            SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                          OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                          -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2000..................  20,851,962     $208    $240,527     $(2,187)     $  (846)   $65,415       $(1,258)     $301,859
Shares issued for
  directors'
  compensation..........      14,619       --         187        (187)          --         --            --            --
Shares issued for
  restricted stock award
  plans.................      34,500       --         544        (544)          --         --            --            --
Compensation expense
  recognized............          --       --          --         695           --         --            --           695
Treasury common stock
  purchased at cost.....    (210,100)      --          --          --       (1,766)        --            --        (1,766)
Shares issued from
  exercise of employee
  stock options.........      36,748        2         310          --           --         --            --           312
Net income..............          --       --          --          --           --      6,783            --         6,783
Comprehensive income....          --       --          --          --           --         --            --            --
                          -----------    ----    --------     -------      -------    -------       -------      --------
Balance at September 30,
  2001..................  20,727,729     $210    $241,568     $(2,223)     $(2,612)   $72,198       $(1,258)     $307,883
                          ===========    ====    ========     =======      =======    =======       =======      ========


                          COMPREHENSIVE
                             INCOME
                          -------------
Balance at December 31,
  2000..................
Shares issued for
  directors'
  compensation..........
Shares issued for
  restricted stock award
  plans.................
Compensation expense
  recognized............
Treasury common stock
  purchased at cost.....
Shares issued from
  exercise of employee
  stock options.........
Net income..............     $6,783
                             ------
Comprehensive income....     $6,783
                             ======
Balance at September 30,
  2001..................

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 -- ORGANIZATION

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

     In November, 1996, USX Corporation completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock owned by USX. On February 1, 2000, the trustee under the note indenture delivered 5,483,600 shares of RTI common stock to the note holders in exchange for the Notes terminating USX's ownership interest in RTI.

NOTE 3 -- INCOME TAXES

     In the nine months ended September 30, 2001, the Company recorded an income tax expense of $4.5 million, or 39% of pre-tax income compared to an expense of $4.9 million, or 42% for the nine months ended September 30, 2000. The effective tax rate for the nine-month periods ended September 30, 2001 and September 30, 2000, of 39% and 42%, respectively, exceeded the federal statutory rate of 35% primarily as a result of state income taxes and non-deductible goodwill amortization.

                         RTI INTERNATIONAL METALS, INC.

NOTE 4 -- EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2001 and 2000 are as follows (in thousands except number of shares and per share amounts):

                            QUARTER ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                          -------------------------------   -------------------------------
                           NET                  EARNINGS     NET                  EARNINGS
                          INCOME     SHARES     PER SHARE   INCOME     SHARES     PER SHARE
                          ------   ----------   ---------   ------   ----------   ---------
          2001
Basic EPS...............  $2,287   20,879,036     $0.11     $6,783   20,888,470     $0.32
Effect of potential
  common stock:
  Stock options.........      --      149,056        --         --      224,632        --
                          ------   ----------     -----     ------   ----------     -----
Diluted EPS.............  $2,287   21,028,092     $0.11     $6,783   21,113,102     $0.32
                          ======   ==========     =====     ======   ==========     =====
          2000
Basic EPS...............  $  398   20,852,898     $0.02     $6,818   20,847,372     $0.33
Effect of potential
  common stock:
  Stock options.........      --      236,910        --         --      152,885     (0.01)
                          ------   ----------     -----     ------   ----------     -----
Diluted EPS.............  $  398   21,089,808     $0.02     $6,818   21,000,257     $0.32
                          ======   ==========     =====     ======   ==========     =====

914,512 and 581,136 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended September 30, 2001 and 2000, respectively, and 736,328 and 785,725 have been excluded for the nine months ended September 30, 2001 and 2000, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

                         RTI INTERNATIONAL METALS, INC.

estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The Company and twelve other parties entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement. Cleanup began in 2000 and is expected to be completed early in 2002. The current estimate of the remaining cost of remediation of the Fields Brook site is approximately $8 million.

     The Ashtabula River and Harbor has been designated one of 43 Areas of Concern on the Great Lakes by the International Joint Commission. Fields Brook empties into the Ashtabula River, which in turn flows into Lake Erie. The State of Ohio has appropriated $7 million in state funds to the Ashtabula River dredging project to assist in securing federal funds needed to conduct the dredging. The Company believes it is most appropriate to use public funds to remediate a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1 of the Comprehensive Management Plan is complete except for public review. To fund the Detailed Design and Remedial Action, the Company has estimated the private contribution to the project could approximate $14 million, of which roughly 10% to 15% is allocated to the Company (before contributions from third parties). It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brooks Superfund site, or, alternatively, as a separate Superfund site. The Company has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan. The Fields Brook PRP group has indicated to the Ashtabula River Partnership the group's willingness to participate in funding in exchange for a release from CERCLA liability.

     At September 30, 2001, the amount accrued for future environmental-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) in a range from $1.7 to $2.7 million. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

                         RTI INTERNATIONAL METALS, INC.

     On April 26, 2000, Boeing satisfied the above-mentioned contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income during the quarter ended June 30, 2000, and nine-month period ended September 30, 2000.

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

     On March 19, 2001, Boeing satisfied the above-mentioned 2000 contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income for the quarter ended March 31, 2001 and for the nine months ended September 30, 2001.

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

NOTE 6 -- INVENTORIES:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Raw material and supplies..................................     $ 26,626        $ 35,323
Work-in-process and finished goods.........................      148,074         141,084
LIFO adjustment............................................      (12,923)        (11,197)
                                                                --------        --------
  Inventories, at LIFO cost................................     $161,777        $165,210
                                                                ========        ========

                         RTI INTERNATIONAL METALS, INC.

NOTE 7 -- SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the three and nine-month periods ended September 30, 2001 and 2000 is as follows:

                                                        QUARTER ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30         SEPTEMBER 30
                                                      -----------------   -------------------
                                                       2001      2000       2001       2000
                                                      -------   -------   --------   --------
NET SALES:
Titanium
  Trade.............................................  $35,360   $32,628   $ 96,663   $100,272
  Intersegment......................................   10,604    11,058     35,996     38,100
                                                      -------   -------   --------   --------
                                                       45,964    43,686    132,659    138,372
Fabrication and distribution
  Trade.............................................   37,442    24,893    109,969     82,995
  Intersegment......................................      266        71        883        269
                                                      -------   -------   --------   --------
                                                       37,708    24,964    110,852     83,264
Other operations....................................    3,245     4,202     10,522     12,309
Adjustments and eliminations........................  (10,870)  (11,129)   (36,879)   (38,369)
                                                      -------   -------   --------   --------
     Total net sales................................  $76,047   $61,723   $217,154   $195,576
                                                      =======   =======   ========   ========
OPERATING INCOME:
Titanium............................................  $ 2,486   $   495   $  1,873   $  4,678
Fabrication and distribution........................    1,180       937      3,560      1,349
Other operations....................................      186       265        529        672
                                                      -------   -------   --------   --------
     Total operating income.........................    3,852     1,697      5,962      6,699
RECONCILIATION OF OPERATING INCOME TO REPORTED
  INCOME BEFORE TAXES:
  Other income -- net...............................       85       159      5,966      6,812
  Interest expense..................................      174       619        497      1,755
                                                      -------   -------   --------   --------
     Reported income before taxes...................  $ 3,763   $ 1,237   $ 11,431   $ 11,756
                                                      =======   =======   ========   ========

NOTE 8 -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Changes in the fair value of derivatives will be recognized in income immediately if the derivatives are designated for purposes other than hedging or are deemed not effective as hedges.

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

NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets".

                         RTI INTERNATIONAL METALS, INC.

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

     FAS 142 supersedes APB 17, "Intangible Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by FAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

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

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

     In September 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 143 are: (1) the removal of goodwill from the scope of this standard; (2) prescribes a probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) prescribes a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. Management has not yet completed its evaluation of the impact of adoption of this standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the long-term impact of the events of September 11, 2001 and the ongoing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

  THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

  Net Sales

     Net sales increased to $76.0 million for the three months ended September 30, 2001 compared to net sales of $61.7 million in the corresponding 2000 period. Sales for the Company's Titanium Group and Other operations amounted to $38.6 million in the three months ended September 30, 2001 compared to $36.8 million in the same period of 2000. Titanium Group net sales increased as a result of an increase in volume of mill product shipments. Average net realized prices decreased as product mix shifted to lower priced products. Shipments of titanium mill products were 3.3 million pounds in the third quarter of 2001, compared to 2.3 million pounds for the same period in 2000. The increase in third quarter 2001 mill product shipments reflects an increase in aerospace demand for forged mill products, when compared to the third quarter of 2000. Average realized prices on mill products in the third quarter of 2001 decreased to $12.17 per pound from $15.90 per pound in the third quarter of 2000. The decrease in average realized prices for mill products results primarily from an increase of lower value-added products in product mix when compared to 2000. Sales for the Company's Fabrication and Distribution Group amounted to $37.4 million in the three months ended September 30, 2001, compared to $24.9 million in the same period of 2000. This increase reflects improvements in energy market sales, the acquisition of Reamet in the fourth quarter of 2000, as well as continued improvements in distribution sales in the United States, partially offset by a reduction in sales of fabricated products due to the delayed startup of the new extrusion facility in Houston.

  Gross Profit

     Gross profit amounted to $12.0 million, or 15.8% of sales for the quarter ended September 30, 2001 compared to a gross profit of $8.6 million or 14.0% for the comparable 2000 period. The increase in gross profit of $3.4 million reflects increased sales in the Titanium Group as a result of an increase in pounds shipped and reduced manufacturing costs, offset by a decrease in realized prices as a result of an increased mix of lower value-added forged mill products. The increase also reflects expected improvements in energy market sales, the favorable impact of the Reamet acquisition and continuing improvements in distribution sales in the United States, partially offset by the impact of a reduction in sales of fabricated products due to the delayed startup of the new extrusion facility in Houston.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $7.7 million, or 10.1% of sales, for the quarter ended September 30, 2001 compared to $6.7 million, or 10.8% of sales, for the same quarter in 2000. The increase in selling, general and administrative expenses reflects higher than expected startup costs associated with the installation of the new extrusion press and relocation of the fabrication business to Houston, the impact of the Reamet acquisition, as well as increased expenses in the distribution businesses as a result of increased sales volume.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $0.5 million in the third quarter of 2001, compared to $0.3 million in the third quarter of 2000. This increase primarily reflects amounts spent on research and development on products for the energy market.

  Operating Income

     Operating income for the three months ended September 30, 2001 amounted to $3.9 million, or 5.1% of sales compared to $1.7 million, or 2.7% of sales, in the same period of 2000. The increase consists of an increase in operating income from the Titanium Group and Other operations of $1.9 million primarily due to an increase in volume of mill product shipments and reduced manufacturing costs, offset by a reduction in realized selling prices. The increase also reflects an increase in operating income in the Fabrication and Distribution Group of $0.3 million as a result of increases in energy market sales, the Reamet acquisition and improved distribution sales in the United States, offset by higher than expected startup costs and a reduction in revenues due to the delayed implementation of the new extrusion facility in Houston.

  Other Income

     Other income for the three months ended September 30, 2001 amounted to $0.1 million compared to income of $0.2 million in the same period of 2000.

  Interest Expense

     Interest expense for the three months ended September 30, 2001 amounted to $0.2 million compared to $0.6 million in the same period of 2000. The decrease is primarily the result of reduced borrowing levels during the third quarter of 2001 compared to 2000.

  Income Taxes

     In the third quarter of 2001, the Company recorded an income tax expense of $1.5 million compared to a $0.8 million expense recorded in the third quarter of 2000. The effective tax rates for the third quarter of 2001 and 2000 were approximately 39% and 68%, respectively. The effective tax rate for the three-month period ended September 30, 2000 of 68% was the result of a $0.3 million adjustment to reflect the increase in the effective tax rate from 39%, which was the estimate through June 30, 2000, to 42% through September 30, 2000. The effective tax rates of 39% for the third quarter 2001 and 42% for the nine months ended September 30, 2000, were greater than the federal statutory rate of 35%, primarily due to state income taxes and non-deductible goodwill amortization.

  Net Income

     Net income for the quarter ended September 30, 2001 amounted to $2.3 million or 3.0% of sales, compared to $0.4 million, or 0.6% of sales, in the comparable 2000 period. This increase reflects an increase in volume of mill product shipments and reduced manufacturing costs, offset by a reduction in realized selling prices for the Titanium Group. The increase also reflects improvements in energy market sales, the Reamet acquisition and improved U.S. distribution sales, offset by higher than expected startup costs and a reduction in revenues due to the delayed implementation of the new extrusion facility in Houston.

  NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

  Net Sales

     Net sales increased to $217.2 million for the nine months ended September 30, 2001 compared to net sales of $195.6 million in the corresponding 2000 period. Sales for the Company's Titanium Group and Other operations amounted to $107.2 million in the nine months ended September 30, 2001 compared to $112.6 million in the same period of 2000. Titanium Group net sales decreased as a result of lower average realized prices as product mix shifted to lower priced products. Shipments of titanium mill products were 8.7 million pounds in the nine months ended September 30, 2001, compared to 7.5 million pounds for the same period in 2000. Mill product shipments in the nine months ended September 30, 2001 were higher than those in 2000 as aerospace demand for forged mill products improved. Average realized prices on mill products for the nine months ended September 30, 2001 decreased to $13.47 per pound from $16.11 per pound in 2000. The decrease in average realized prices for mill products results primarily from an increased mix of lower value-added forged mill products when compared to 2000. Sales for the Company's Fabrication and Distribution Group amounted to $110.0 million in the nine months ended September 30, 2001, compared to $83.0 million in the same period of 2000. This increase reflects the acquisition of Reamet, expected improvements in energy market sales, and continued improvements in demand in distribution sales in the United States and Europe, partially offset by a reduction in sales of fabricated products due to the delayed startup of the new extrusion facility in Houston.

  Gross Profit

     Gross profit amounted to $31.7 million, or 14.6% of sales for the nine months ended September 30, 2001 compared to a gross profit of $28.3 million or 14.5% for the comparable 2000 period. Gross margin as a percentage of sales remained in line with the prior year due to the unfavorable mix of lower value-added forged mill products, offset by reduced manufacturing costs. The acquisition of Reamet, increased sales in energy markets, and improvements in demand for distribution products, net of the impact of a reduction in sales of fabricated products due to the delayed implementation of the new extrusion facility in Houston, partially offset the unfavorable mix change.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $24.4 million or 11.2% of sales for the nine months ended September 30, 2001, compared to $20.6 million or 10.5% of sales for the same period in 2000. The increase in selling, general and administrative expenses reflects the impact of the Reamet acquisition, higher than anticipated startup and relocation costs associated with the installation of a new extrusion press in Houston, as well as increased expenses in the distribution businesses as a result of increased sales volume.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $1.4 million in 2001 compared to $1.0 million during the same period in 2000. This increase primarily reflects amounts spent on research and development on products for the energy market.

  Operating Income

     Operating income for the nine months ended September 30, 2001 amounted to $6.0 million, or 2.7% of sales compared to $6.7 million, or 3.4% of sales, in the same period of 2000. This change consists of a decrease in operating income from the Titanium Group of $2.9 million primarily due to a decrease in realized prices as a result of an increased mix of lower value-added forged mill products. This decrease was partially offset by an increase in operating income in the Fabrication and Distribution Group of $2.2 million due to the acquisition of Reamet and improved distribution and energy market sales, offset by higher than expected startup costs and a reduction in revenues due to the delayed implementation of the new extrusion facility in Houston.

  Other Income

     Other income for the nine months ended September 30, 2001 amounted to $6.0 million, compared to $6.7 million in the same period of 2000. This decrease primarily reflects the gain on sale of a portion of RMI's now closed Ashtabula, Ohio facilities in 2000.

  Interest Expense

     Interest expense for the nine months ended September 30, 2001 amounted to $0.5 million compared to $1.8 million in the same period of 2000. The decrease is primarily the result of reduced borrowing levels.

  Income Taxes

     In the nine months ended September 30, 2001, the Company recorded an income tax expense of $4.5 million compared to a $4.9 million expense recorded in the same period in 2000. The effective tax rates for the nine months ended September 30 of 2001 and 2000 were approximately 39% and 42%, respectively. The effective tax rates of 39% and 42% were greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

  Cumulative Effect of Change in Accounting Principle

     The cumulative effect of change in accounting principle for the nine months ended September 30, 2001 of $0.2 million, net of $0.1 million in income taxes, results from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The gross charge of $0.3 million represents the recognition of the net liability for the fair value of a foreign currency forward purchase contract upon adoption.

  Net Income

     Net income for the nine months ended September 30, 2001 amounted to $6.8 million or 3.1% of sales, compared to $6.8 million or 3.5% of sales in the comparable 2000 period. Net income remained in line with the prior year as a result of a reduction in average realized prices on mill products for the Titanium Group and a reduction in operating income due to the delayed startup of the new extrusion facility in Houston, offset by the acquisition of Reamet, improved distribution and energy market sales, and a reduction in interest expense.

OUTLOOK

     The terrorist attacks of September 11, 2001, and their affect on the general economy, will have a significant influence on business conditions for the next couple of years.

  Commercial Aerospace Markets

     The largest impact is likely to be on commercial aerospace markets, which provides approximately 40% of RTI's sales. Airline operators experienced a dramatic drop in travel immediately following September 11th, which is expected to result in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, have adjusted their build rates beginning in 2002 downward to reflect the expected change in demand. Their most current information indicates a drop in commercial aircraft production next year of about 40% at Boeing and about 9% at Airbus, or a total combined reduction of approximately 28%. Neither aircraft producer has, as yet, issued build schedules beyond 2002, and all build schedules are subject to change, and are highly dependent on airline passenger travel and airline profitability. Therefore, the exact magnitude of the downturn on commercial aerospace remains uncertain for 2002.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by 6 to 18 months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Discussions are currently being held with RTI's customers concerning their requirements for the commercial aircraft business in 2002, with the final outcome to be determined over the next several months. It is expected that shipments from RTI to this segment will be reduced substantially in 2002. The impact on the Company could include order cancellations or delays or both.

     The near-term effect of the reduction in commercial aircraft demand on RTI will be mitigated somewhat by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement RMI supplies Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in both 1999 and 2000, Boeing settled claims of approximately $6 million in both 2000 and 2001, respectively.

     RMI, through its French subsidiary, Reamet, was chosen by Aerospatiale, now part of EADS, as the major supplier of the titanium flat rolled products required for Aerospatiale's Airbus programs which began in 1999 and extend through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes. Negotiations are in progress with EADS to continue the supply of similar items over the next several years, and are expected to be finalized during the 4th quarter 2001.

  Military Markets

     The importance of military markets to RTI, approximately 30% of revenues, is expected to rise in 2002 and beyond due to increased defense budgets, and increased hardware purchases by the U.S. Government, partially brought about by the events of September 11th. It is estimated that overall titanium consumption will be increased within this segment in 2002 globally, but it is not expected to offset the total decline in the market caused by the drop in the commercial aerospace sector. RTI believes it is well positioned to provide mill products and fabrications to this segment if increased consumption is required to support defense needs. RTI supplies titanium and other materials to virtually all military aerospace programs, including the F-22, C-17, F/A-18, F-15, and the Typhoon (Eurofighter).

     The Company was chosen by BAE Systems RO Defence UK to supply the titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery is expected to begin in 2003 and continue through 2010. Initial deliveries of the Howitzer will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 800 guns will be produced. Sales under this contract could potentially exceed $100 million.

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion Joint Strike Fighter program. The aircraft, which will be used by all branches of the military, is expected to consume 25,000 to 30,000 pounds of titanium per airplane. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. The Company expects to be a part of this program.

  Industrial and Consumer Markets

     The remaining 30% of RTI's sales are generated in various industrial markets, where business conditions are expected to be mixed over the next year or two.

     Revenues from oil and gas markets are expected to reach new highs for RTI in 2001, with a sizable increase likely for 2002, due to the increase in deeper water projects predicted over the next several years. Despite the weak economy, the Company believes that oil and gas exploration will continue at an accelerated pace for the next several years.

     On October 1, 2001, RTI Energy Systems, Inc., was selected by Atlantia Offshore Limited to provide engineering, procurement, and manufacturing of the production riser systems for their Matterhorn Project in the Gulf of Mexico. Atlantia selected the RTI production riser system design, which includes high fatigue performance RTI produced connectors. RTI will also supply critical riser tensioning equipment and structural components. The initial purchase order exceeds $6 million.

     Continued economic weakness will likely depress demand from industrial markets such as chemical processing.

  Backlog

     The Company's order backlog for all market segments increased to $167.6 million in the nine months ending September 30, 2001, from $132.1 million at December 31, 2000, principally due to new business for titanium mill products from aerospace markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $26.5 million in the first nine months of 2001 compared to $21.3 million in the first nine months of 2000. The change in net cash flows from operating activities for the nine months ended September 30, 2001, compared to the same period in 2000, primarily reflects an increase in other current liabilities, offset by an increase in accounts receivable and significantly greater reductions in inventory in 2000 than in 2001. In 2001 and 2000, $8.5 million and $5.1 million, respectively, was generated through a reduction in working capital and other balance sheet line items. The Company's working capital ratio was 5.4 to 1 at September 30, 2001.

     During the first nine months of 2001 and 2000, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that it will be able to fund its capital expenditure requirements for the balance of 2001 with funds generated by operations.

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

CREDIT AGREEMENT

     The Company maintains a credit agreement, entered into on September 30, 1998, which provides a $100 million five year unsecured revolving credit facility. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At September 30, 2001, the Company was in compliance with all covenants under this agreement, and, under the leverage covenant, had additional borrowing capacity of approximately $66.4 million. At September 30, 2001, $1.6 million was outstanding under the facility.

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

     At September 30, 2001, the amount accrued for future environment-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) in a range from $1.7 to $2.7 million. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the first nine months of 2001 and 2000 amounted to $10.1 and $7.0 million, respectively. The Company has anticipated total capital spending for 2001 of approximately $13 million. Based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and/or timing of capital spending could be affected.

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

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

     In September 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 143 are: (1) the removal of goodwill from the scope of this standard; (2) prescribes a probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) prescribes a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. Management has not yet completed its evaluation of the impact of adoption of this standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information has not been included as it is not material to the Company.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
3.1   Amended and Restated Articles of Incorporation of the
      Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1999.
3.2 Amended Code of Regulations of the Company, incorporated by Reference to Exhibit 3.3 to the Company's Registration
      Statement on Form S-4 No. 333-61935.
      (b) There were no reports on Form 8-K filed for the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  RTI INTERNATIONAL METALS, INC.
                                                       -----------------------------------------------------
                                                                           (Registrant)

Date: November 13, 2001

                                                                       By: /s/ L. W. JACOBS
                                                         -------------------------------------------------
                                                                           L. W. Jacobs
                                                             Vice President & Chief Financial Officer