Form 10-K405
period 2001-12-31
RTI INTERNATIONAL METALS INC
filed 2002-03-14
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended December 31, 2001 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002: $108,818,572. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding at March 1, 2002: 20,807,772

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Selected Portions of the 2002 Proxy Statement-Part III of this Report.

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

                             ----------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.      Business....................................................     2
Item 2.      Properties..................................................    10
Item 3.      Legal Proceedings...........................................    10
Item 4.      Submission of Matters to a Vote of Security Holders.........    12

                                    PART II
Item 5.      Market for the Registrant's Common Stock and Related
             Stockholder Matters.........................................    13
Item 6.      Selected Financial Data.....................................    14
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    14
Item 7(a).   Quantitative and Qualitative Disclosures About Market
             Risk........................................................    23
Item 8.      Financial Statements and Supplementary Data.................    24
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    46

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant..........    47
Item 11.     Executive Compensation......................................    47
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................    47
Item 13.     Certain Relationships and Related Transactions..............    47

                                    PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................    47
Signatures...............................................................    48
Index to Exhibits........................................................    49

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

     The Company is a successor to entities that have been operating in the titanium industry since 1951. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in RMI's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's common stock (the "1990 Reorganization"). Quantum sold its shares of common stock to the public while USX retained ownership of its shares.

     In November, 1996, USX completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for 5,483,600 shares of RTI Common Stock owned by USX. On February 1, 2000, the trustee under the note indenture delivered 5,483,000 of RTI common stock to the note holders in exchange for the Notes terminating USX's ownership interest in RTI.

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

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals, Inc. ("NCM") of Solon, Ohio. NCM was a manufacturer and distributor of high temperature and corrosion resistant alloys including titanium, stainless steel and nickel, in long bar form, for use in the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to manufacturing facilities acquired as part of the NCM capital stock acquisition, the Company built and installed a 5,000 ton press in leased space in Houston, Texas. This project was completed in the fall of 2001. The Houston facility operates as part of the Fabrication unit of the Fabrication and Distribution Group; and effective April 1, 2001, was formed as RTI Fabrications, LP. NCM operated four distribution centers which now operate as part of the Distribution unit of the Fabrication and Distribution Group.

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

     On December 14, 2000, the Company purchased the remaining 60% of the outstanding shares of Reamet, S.A. ("Reamet"). Since 1992, the Company had owned 40% of the outstanding shares of Reamet. Reamet, located in Villette, France, is a premier distributor of titanium products to the French market, serving aerospace, military and industrial customers. Its largest customer is Aerospatiale, French partner to the Airbus consortium, with which it has a contract to supply titanium, principally in the form of cut plate. Reamet, a wholly owned subsidiary of RTI France, S.A.S., now operates as part of the Fabrication and Distribution Group.

INDUSTRY OVERVIEW

     Titanium is one of the newest specialty metals. Its physical characteristics include high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950's when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. However, significant quantities of the industry's output are currently used in nonaerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, consumer products and armor plate for military applications.

     The terrorists attacks of September 11, 2001 and their effect on the general economy will have a significant influence on overall business conditions for several years.

  COMMERCIAL AEROSPACE AND DEFENSE

     Aerospace demand originates from two aerospace sectors: commercial and defense. The largest impact of September 11 is likely to be in commercial aerospace markets, which provide approximately 40% of RTI's sales. Commercial aerospace markets have been the dominant source of titanium demand since the late 1980's. Airline operators experienced a dramatic drop in travel immediately following September 11, which is expected to result in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, have adjusted their build rates beginning in 2002 downward to reflect the expected change in demand. The most current information indicates a drop in commercial aircraft production in 2002 of about 30-40% at Boeing and 20-25% at Airbus, or a total combined reduction of approximately 30-35%. Neither aircraft producer has, as yet, issued firm build schedules beyond 2002, and all build schedules are subject to change, and are highly dependent on airline passenger travel and airline profitability. Therefore, the exact magnitude of the downturn on commercial aerospace remains uncertain for 2002.

     In spite of this, the commercial aerospace sector is expected to continue to dominate the long-term demand for titanium as a result of the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial airline fleets over the next 20 years.

     Defense markets represent approximately 30% of RTI's revenues. In 2001, it is estimated that global demand from the commercial aerospace market approximated 40% of total industry mill product shipments. The importance of the military demand is expected to grow in 2002 and beyond due to increased defense budgets and increased hardware purchases by the U.S. Government and European nations, partially brought about by the events of September 11. It is estimated that global military demand for titanium will increase, but it is not expected to offset the total decline in the market caused by the drop in the commercial aerospace sector. In 2001, it is estimated that global demand from military markets for titanium approximated 15% of the total mill product shipments.

     Historically, the cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, U.S. titanium mill product shipments registered cyclical peaks of 65 million pounds in 1997 to a low of 32 million pounds in 1983. The U.S. titanium industry's reported shipments increased to 52 million in 2000 from 48 million pounds in 1999 . The estimate for 2001 is approximately 53-55 million pounds, although published figures have not been issued at the time of printing. If commercial airline passenger travel fails to return to pre-September 11 levels, commercial airlines will continue to cancel or delay aircraft orders, resulting in further pressure on titanium demand and pricing.

  INDUSTRIAL AND CONSUMER

     The Company manufactures and distributes high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel to the chemical processing, oil exploration and production, power generation, and sports and recreation industries. The company also provides engineering and fabrication services to the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services. It is estimated that these market segments total about 45% of worldwide demand for titanium.

     The demand for oil and gas has increased deepwater exploration and production in 2001, and this resulted in much higher demand for the Company's products used in oil and gas exploration. At the end of 2001, the Company's energy related business continued to expand, and this is expected to be ongoing due to deepwater exploration and production which is forecast to grow over the next several years.

PRODUCTS AND MARKETS

     The Company's products are produced and marketed by two operating segments:
(1) the Titanium Group and (2) the Fabrication and Distribution Group.

     The Titanium Group's products consist primarily of titanium mill products and specialty alloys for use in the ferrous and nonferrous metals industries. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, sheet, plate, strip and welded tube. These products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets such as prime aircraft manufacturers and subcontractors including metal fabricators, forge shops, machine shops and metal distribution companies. Titanium mill products are semi-finished goods and most often represent the raw or starting material for these customers, who then form, fabricate, machine or further process them into finished or semi-finished parts. This Group also manufactures titanium powders and sells specialty alloys used by the ferrous and nonferrous metal industries.

     The Fabrication and Distribution Group consists primarily of businesses engaged in the fabrication and distribution of titanium and other ferrous and nonferrous metals such as stainless steel and nickel-based alloys. Fabricated products include pipe, engineered tubular products, hot-formed and superplastically formed parts, cut shapes, and various specialized cut-to-size programs. The Fabrication unit extrudes numerous shapes and sizes of specialty metals for use in aerospace and nonaerospace applications. The Energy unit fabricates components such as connectors, subsea manifolds and riser systems which are used in offshore oil and gas production. The Energy unit also designs and markets offshore riser systems, stress joints and drill pipe. The Distribution unit operates a number of domestic metal distribution facilities, which stock and deliver cut-to-size titanium products, as well as other nonferrous and ferrous metals. The RTI Europe business unit operates distribution facilities in Europe which stock and deliver cut to size titanium products and other specialty metals.

     The amount of sales and the percentage of the Company's consolidated sales represented by each Group during each of the years beginning in 1999 were as follows (dollars in millions):

                                                       2001           2000           1999
                                                   ------------   ------------   ------------
                                                     $       %      $       %      $       %
                                                   ------   ---   ------   ---   ------   ---
Titanium Group...................................  $126.9    44%  $124.2    50%  $125.1    51%
Fabrication and Distribution Group...............   144.9    51    108.4    43    100.2    41
Other (1)........................................    14.1     5     16.8     7     18.0     8
                                                   ------   ---   ------   ---   ------   ---
  Total..........................................  $285.9   100%  $249.4   100%  $243.3   100%
                                                   ======   ===   ======   ===   ======   ===

---------------

(1) Includes United States Department of Energy ("DOE") remediation and restoration contract.

     Operating profit (loss) and the percentage of consolidated operating profit contributed by each Group during each of the years beginning in 1999 was as follows (dollars in millions):

                                                            2001         2000         1999
                                                         ----------   ----------   -----------
                                                          $      %     $      %     $      %
                                                         ----   ---   ----   ---   ----   ----
Titanium Group.........................................  $4.0    41%  $5.6    84%  $9.2    192%
Fabrication and Distribution Group.....................   4.7    48%    --    --   (6.4)  (134)
Other (1)..............................................   1.1    11    1.1    16    2.0     42
                                                         ----   ---   ----   ---   ----   ----
  Total................................................  $9.8   100%  $6.7   100%  $4.8    100%
                                                         ====   ===   ====   ===   ====   ====

---------------

(1) Includes DOE remediation and restoration contract.

     The amount of the Company's consolidated assets identified with each Group for each of the years ended December 31 were as follows (dollars in millions):

                                                               2001     2000     1999
                                                              ------   ------   ------
Titanium Group..............................................  $218.0   $225.9   $256.3
Fabrication and Distribution Group..........................   157.2    149.5    134.7
General Corporate (1).......................................    12.6      8.4      9.2
                                                              ------   ------   ------
  Total.....................................................  $387.8   $383.8   $400.2
                                                              ======   ======   ======

---------------

(1) Consists primarily of unallocated cash, short-term investments and deferred tax assets.

  TITANIUM GROUP

     The Titanium Group produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Commercial Aerospace. Approximately 55% of the Group's 2001 mill product sales were commercial aerospace-related compared with approximately 58% in 2000 and 1999. The Group's products are certified and approved for use by all major domestic and most international manufacturers of commercial aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, are fabricated into parts and are utilized in aircraft structural sections such as landing gear parts, fasteners, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     According to The Airline Monitor, at December 31, 2001, the leading manufacturers of commercial aircraft, Boeing Company and Airbus Industrie, reported an aggregate of 2,919 aircraft under firm order which represents a 9.5% decrease when compared to the backlog at December 31, 2000 of 3,224 aircraft. The backlog for wide body aircraft, such as the Airbus A300, A310, A330, A340 and A380 and the Boeing 767 and 777, which typically consume more titanium per aircraft than their narrow body counterparts, at December 31, 2001, was 739 aircraft which represents a 10.0% increase when compared to the backlog of 672 aircraft at December 31, 2000.

     While the total backlog has declined, it remains at a level in excess of 2,900 units which at today's production rate equates to over 4 years of production for Boeing and Airbus. There can be no assurance that it will remain at this level, but a significant production backlog is expected to be in place over the next few years. The long term outlook for this segment over the next 20 years is that approximately 18,000 new and replacement aircraft will be required to support the demand of increased passenger travel.

     Defense. Approximately 25% of the Group's mill product sales were defense related, compared with approximately 25% in 2000 and 1999. The Company's products are certified and approved for use by all major and most international manufacturers of military aircraft and jet engines. The various mill products are fabricated into parts and are utilized in aircraft structural sections, wing skins, fasteners, wing carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases, and armor for military vehicles. Product from this segment is utilized in programs such as the C-17 military transport, fighter aircraft such as the F-18, F-15, F-16, F-22, and the recently approved Joint Strike Fighter (F-35). Internationally it is used on the European fighters such as the Tornado, Mirage, Eurofighter, and the recently launched A-400 transport.

     Industrial and Consumer. Principal mill products for these markets include commercially pure (unalloyed) strip, welded tube and plate used for chemical processing and pulp and paper equipment. The Group is also a supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Nonaerospace sales accounted for 20% of the Group's mill product sales in 2001, 16% in 2000 and 17% in 1999.

     Other. The Company has a long-term agreement with the DOE covering the remediation and restoration of certain of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. government. The Company is serving as the prime contractor during the remediation and restoration period. Year-to-year revenues and the time of completion of the project will depend on DOE funding. In 2001, the Company recognized $14.1 million in revenues under this program compared to $16.8 million in 2000 and $18.0 million in 1999. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities.

  FABRICATION AND DISTRIBUTION GROUP

     Fabricated products include value added activity, seamless pipe, engineered tubular products and extrusions for oil and gas exploration and production and geothermal energy production industries. Fabricated products also include hot-formed and superplastically formed parts and cut shapes and extrusions for aerospace (commercial and defense) applications.

     The Company owns and operates a number of distribution facilities, both foreign and domestic. These centers stock titanium as well as other nonferrous and ferrous metals to fill customer needs for smaller quantity, quick delivery orders. These centers also provide cutting and light fabrication services. In addition, three locations, one near St. Louis, Missouri, one near Birmingham, England, and one near Paris, France operate significant stocking and cut-to-size programs designed to meet the needs of commercial aerospace, defense, and industrial and consumer product customers for multi-year requirements.

     The Fabrication and Distribution Group was the largest customer for RTI's Titanium Group's mill products in 2001, utilizing approximately 25% of its shipments, and this is likely to increase in the future.

     In an effort to expand the fabrication and distribution business, the Company made two strategic acquisitions during the fourth quarter of 1998. On October 1, RTI acquired NCM of Solon, Ohio. NCM manufactured and distributed high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel to the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to the manufacturing facilities acquired as part of the NCM capital stock acquisition, the Company built and installed a 5,000 ton press in leased space in Houston, Texas in late 2001. All manufacturing facilities operate as part of the Fabrication unit of the Fabrication and Distribution Group. NCM also operated four distribution facilities which operate as part of the Distribution unit of the Fabrication and Distribution Group. Additionally, in order to enhance and further expand its already significant efforts to develop new markets for titanium in the oil and gas exploration and production and geothermal energy production industries, RTI acquired the assets of Weld-Tech of Houston, Texas on October 1, 1998. RTI Energy Systems (Weld-Tech), operating as part of the Energy unit of the Fabrication and Distribution Group, provides engineering and fabrication services to the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services. RTI increased its investment in RTI Energy Systems with the addition of a machining center. This addition expanded capabilities and provided additional fabrication services to its expanding customer base in titanium and other specialty metals, as well as various steels. RTI Energy Systems specializes in the design, engineering and marketing of offshore riser systems, connectors, stress joints and drill pipe from titanium and other metals.

     The Company continues to work closely with a number of oil companies and engineering concerns to develop other titanium projects and applications in the oil and gas and geothermal energy production industries. Customer funded programs and continued research is an ongoing activity to support new growth expected in this market in years to come.

EXPORTS

     The majority of the Company's exports consist of titanium mill products and extrusions used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales were 20% of sales in 2001, 23% in 2000 and 21% in 1999. Such sales were made primarily to the European market, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company's export sales are denominated in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     The Company supplies flat-rolled titanium alloy mill products to the European market, through RTI Europe, the Company's network of European distribution companies, which secures contracts to furnish mill products to the major European aerospace manufacturers. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet. In 2000, RTI purchased the remaining 60% of Reamet. In addition, the Company expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. Operations at the facility commenced during the second quarter of 1995, and have exhibited steady growth since that time. In January, 1998 RTI, through its French subsidiary, Reamet, was chosen by Aerospatiale as a major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001. A new multi-year supply agreement is currently being finalized with European Aerospace and Defense Systems ("EADS"), which owns 80% of Airbus, to cover 2002-2004 with an option for an additional two years on alloy flat rolled products. In 2001, the Company added additional distribution locations in Italy and Germany. As a result, the Company has significant export sales to customers in France, the United Kingdom, Italy, Spain, and Germany.

BACKLOG

     The Company's order backlog for all market segments increased to $142.6 million as of December 31, 2001, from $132.1 million at December 31, 2000, principally due to new business from energy markets.

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge, a porous metallic material; titanium scrap; and alloying agents. RTI acquires its raw materials from a number of domestic and foreign suppliers, under long-term contracts and other negotiated transactions. Requirements for sponge and scrap vary depending upon the volume and mix of final products. The addition of the Company's cold hearth melting facility permits the Company to consume significantly more scrap in its primary melting facility, thus reducing the need for purchased titanium sponge. Based on the current levels of customer demand, current production schedules, and the level of inventory on hand, the Company estimates its purchases of sponge and scrap will decrease during 2002.

     The Company has entered into two long-term sponge supply agreements. One of the agreements is with a Japanese supplier and permits the Company to purchase up to four million pounds of sponge per year through 2005, either at market price or the price in effect under the contract plus changes in certain of the supplier's costs. In addition, this contract permits the Company to purchase up to an additional four million pounds of sponge at negotiated prices. During 2001, the Company entered into a new long-term supply agreement with a supplier from Kazakhstan. This agreement commences in 2002 and permits the Company to purchase up to eight million pounds of sponge annually for a period of five years.

     In addition, the Company makes spot purchases of raw materials from other sources.

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

COMPETITION AND OTHER MARKET FACTORS

     The titanium metals industry is highly competitive on a worldwide basis. Titanium competes with other metals such as stainless steel and nickel-based high temperature and corrosion resistant alloys. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the titanium industry. However, entry into the titanium industry as an integrated producer would require a significant investment of capital and extensive technical expertise.

     The aerospace consumers of titanium products tend to be highly concentrated. The Boeing Company and Airbus, through direct purchase and their families of subcontractors, consume most of the aerospace products. Shipments of aerospace products represented approximately 80% of RMI's mill product shipments in 2001, 30% of which were used in defense applications. Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China.

     Imports of titanium mill products from countries that receive the normal trade relations ("NTR") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive NTR treatment is 45%. However, under the Trade Act of 1974, as amended, certain countries may be designated for tariff preferences under the Generalized System of Preferences program ("GSP"). The U.S. Trade Representative ("USTR") administers the GSP program and makes recommendations to the President through an interagency committee that conducts annual reviews of petitions by interested parties, and by self initiated actions, to add or remove GSP eligibility for individual products or countries. Effective October 18, 1993, the USTR extended the benefits of GSP treatment to Russia. Consequently, certain wrought titanium products from Russia, including sheet and plate, were granted duty free access into the U.S. markets, up to a Competitive Needs Limit ("CNL"), which effectively restricts the volume of imports of these products. Unwrought products from Russia, such as sponge and ingot, were not granted GSP status.

     In the fall of 1997, VSMPO, an integrated Russian titanium manufacturer, petitioned the USTR for a waiver of the CNL on the wrought products, and also filed a petition seeking to have unwrought products granted GSP status. The CNL was actually exceeded by this producer in 1997, 1998, 1999, 2000, and 2001. In July of 1998, the USTR granted the waiver of the CNL on the wrought products, allowing unlimited imports of Russian mill products into the domestic market. The petition on the unwrought products remains in a "pending" status.

     On June 13, 2001, Titanium Metals Corporation ("Timet"), an integrated domestic producer of titanium, petitioned the USTR for removal of GSP status for the Russian wrought products and/or a reinstatement of the CNL. RTI is actively supporting this petition. In addition, a sponge manufacturer from the Commonwealth of Independent States also filed a petition, seeking GSP status of unwrought titanium products from Kazakhstan. RTI likewise supports the granting of this petition. Both of these petitions are filed and awaiting review by the GSP committee. The Company believes that the increase in duty-free imports of titanium mill products from Russia has increased competition in the domestic titanium industry, and without the benefit of similar treatment for needed imported sponge, has negatively impacted the domestic producers.

     Competition in the Fabrication and Distribution Group is primarily on the basis of price, quality, timely delivery and customer service. RTI Energy Systems competes with a number of other fabricators, some of which are significantly larger, in the offshore oil and gas exploration and production industry. The Company believes the businesses that are part of the Fabrication and Distribution group are well positioned to remain competitive and grow in size due to the range of goods and services offered and the increasing synergy with RMI Titanium for product and technical support.

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

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at its facilities in Niles, Ohio. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical and product development costs totaled $1.7 million in 2001, $1.3 million in 2000 and $4.0 million in 1999. The decrease in research, technical and product development expenses from 1999 to 2000 and 2001, reflects a change in classification of expenses reported as research, technical and product development in 1999 to selling, general and administrative in 2000 and 2001, as the energy business evolved into a stand alone commercial enterprise.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its know-how, trade secrets and patents important to conduct its business, although no individual item is considered to be material to the Company's current business.

EMPLOYEES

     As of December 31, 2001, the Company and its subsidiaries employed 1,170 persons, 488 of whom were classified as administrative and sales personnel. 835 of the total number of employees were in the Titanium Group, while 335 were employed in the Fabrication and Distribution Group.

     The United Steelworkers of America represents 406 of the hourly clerical and technical employees at RMI's plant in Niles, Ohio and 17 hourly employees at Earthline Technologies in Ashtabula, Ohio. No other Company employees are represented by a union.

     In 1999 the Company and the United Steel Workers of America, after a strike, agreed to a forty-two month contract which expires in October, 2003. The contract for the hourly employees at the facilities in Ashtabula expires in January, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2001.

                   NAME                     AGE                         TITLE
                   ----                     ---                         -----
Timothy G. Rupert.........................  55    President and Chief Executive Officer
John H. Odle..............................  59    Executive Vice President
                                                  Vice President, Chief Financial Officer, and
Lawrence W. Jacobs........................  46    Treasurer
Dawne S. Hickton..........................  44    Vice President and General Counsel
Gordon L. Berkstresser....................  54    Vice President and Controller

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

     Mrs. Hickton was elected Vice President and General Counsel in June 1997. Mrs. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law and was associated with the Pittsburgh law firm of Burns, White and Hickton.

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

                            MANUFACTURING FACILITIES

                                                                                       ANNUAL RATED
           LOCATION                                   PRODUCTS                           CAPACITY
           --------                                   --------                         ------------
TITANIUM GROUP
Niles, OH                        Ingot (million pounds).............................       36.0
Niles, OH                        Mill products (million pounds).....................       22.0
Hermitage, PA                    Tube (million pounds)..............................        0.8
Salt Lake City, UT               Powders (million pounds)...........................        1.5
Canton, OH                       Ferro titanium and specialty alloys (million
                                 pounds)............................................       16.0

FABRICATION AND DISTRIBUTION GROUP
Washington, MO                   Hot-formed and superplastically formed components
                                 (thousand press hours).............................       50.0
Sullivan, MO                     Cut parts (thousand man hours).....................       23.0
Solon, OH                        Extruded products (million pounds).................        -0-
Houston, TX                      Extruded products (million pounds).................        1.8
Houston, TX                      Machining & fabrication oil and gas products
                                 (thousand man hours)...............................      246.0
Birmingham, England              Cut parts and components (thousand man hours)......       21.0
Villette, France                 Cut parts and components (thousand man hours)......        9.0

     The Company leases the facilities in Solon, Ohio; Sullivan, Missouri; Houston, Texas; Birmingham, England and certain buildings and property at Washington, Missouri and Canton, Ohio. All other facilities are owned. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time. The Company idled the fabricating facility in Solon, Ohio in the fourth quarter 2001. The lease expires in 2002. The production was assumed by the Houston, Texas fabricating facility which completed the installation of a new 5,000 ton press in the fall of 2001.

CONVERSION SERVICES

     The Company utilizes third-party converters to melt and/or finish approximately 30% of its mill products. The use of these converters raises the Company's effective processing capacity. Certain mill products, such as hot band and cold rolled strip and oversized plate, are produced entirely by such converters using semi-finished titanium mill products supplied by the Company. However, the Company is responsible for inspecting and delivering these products to customers. The Company maintains long-term relationships with many of these conversion companies. The Company believes that, if necessary, it could provide these products by utilization of other methods and sources of conversion.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Given the critical nature of many of the aerospace end uses for the Company's products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $350 million, which includes grounding liability. There are currently no material pending or threatened claims against the Company, other than the environmental matters discussed below.

  ENVIRONMENTAL

     The Company is subject to federal, state and local laws and regulations concerning environmental matters. During 2001, 2000, and 1999, the Company spent approximately $1.6 million, $1.2 million and $1.4 million, respectively, for environmental remediation, compliance, and related services. The Company estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $1.5 million annually for 2002 and 2003.

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

     Fields Brook Superfund Site. The Company is involved in a superfund site known as Fields Brook in Ashtabula, Ohio. Cleanup began in 2000, and is expected to be completed in 2002. The Company estimates its share of the remaining work to cost $0.3 million. The Company has accrued an amount for this matter. See
Note 14 to the consolidated financial statements.

     Resource Conservation and Recovery Act of 1976 ("RCRA")
Proceedings-Ashtabula Sodium Plant. The Company, through its independent environmental consultant, has identified and reported to the EPA the presence of metals resulting from RMI operations.

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

     The Company believes it is most appropriate to use public funds to cleanup a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan, is nearly complete and Phase 2, the Detailed Design, is underway. To fund Phase 3, the Remedial Action, and to resolve Natural Resource Damages, the Company has estimated the private contribution to the project could approximate $15 million, of which roughly 10% is allocated to the Company (before contributions from third parties). It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brook Superfund site, or, alternatively, as a separate Superfund site. The Company has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan. See Note 14 to the consolidated financial statements.

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 2001, the amount accrued for future environmental-related costs was $1.7 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 to $6.5 million in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) in a range of approximately $1.9 to $2.3 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 2002: 883

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2001

QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
First.......................................................  $17.75   $11.87
Second......................................................   16.20    12.05
Third.......................................................   15.27     5.60
Fourth......................................................   10.95     7.60
Year........................................................  $17.75   $ 5.60

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2000

QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
First.......................................................  $ 9.44   $ 6.19
Second......................................................   13.94     8.38
Third.......................................................   14.88    11.56
Fourth......................................................   14.94    12.31
Year........................................................  $14.94   $ 6.19

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2001        2000        1999        1998        1997
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
Sales...............................  $285,900    $249,382    $243,309    $337,476    $318,530
Operating income....................     9,781       6,741       4,769      67,996      56,315
Income before income taxes..........    20,112(1)   11,409(2)    3,527      70,101      57,317
Net income..........................    12,078       6,731       2,223      68,143(3)   60,085(3)

NET INCOME PER COMMON SHARE:
  Basic.............................  $   0.58    $   0.32    $   0.11    $   3.31    $   2.94
  Diluted...........................  $   0.57    $   0.32    $   0.11    $   3.29    $   2.92

                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        2001        2000        1999        1998        1997
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.....................  $201,257    $208,388    $209,174    $196,225    $184,824
Total assets........................   387,751     386,279     400,243     396,020     291,309
Long-term debt......................        --      19,800      36,200      20,080          --
Total shareholders' equity..........   306,975     301,859     295,604     292,765     221,173

---------------

(1) Includes the effect of a $6.3 million gain from the settlement of a contractual claim and a $5.2 million gain related to a stock distribution to the Company in connection with the demutualization of one of its insurance carriers in which it was a participant.

(2) Includes the effect of a $6.0 million gain from the settlement of a contractual claim.

(3) Includes a $22.8 million and a $21.2 million income tax benefit relating to NOL utilization and the reduction in the deferred tax valuation allowance in 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. The Company cannot guarantee that these assumptions are accurate. In addition to factors discussed throughout this report, the following factors and risks should be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the long-term impact of the events of September 11, and the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

OVERVIEW

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, titanium mill products shipments registered a cyclical peak of 65 million pounds in 1997 and a low of 32 million pounds in 1983.

     In the 1995-1997 period, most major commercial airlines reported stronger operating profits and, during this same period, aircraft manufacturers increased build rates. From a peak in 1997, demand was reduced in 1998 and again in 1999 primarily due to excess inventory within the supply network. In 2000, demand was modestly improved compared to 1999 and improved again in 2001 as supply and demand reached an equilibrium. Build rates were forecast to continue to improve throughout 2001, however, because of the terrorist events of September 11, 2001, and airline financial difficulties leading up to the events, the outlook changed suddenly and dramatically. The effect will change demand and production downward for 2002 and likely 2003, as highlighted in the Outlook section. The latest figures on the airline industry according to The Airline Monitor, at December 31, 2001, indicate that the leading manufacturers of commercial aircraft, Boeing Company and Airbus Industrie, reported an aggregate of 2,919 aircraft under firm order, which represents a 9.5% decrease when compared to the backlog at December 31, 2000 of 3,224 aircraft. The backlog for wide body aircraft, such as the Airbus A300, A310, A330, A340 and A380, and the Boeing 767 and 777, which typically consume more titanium per aircraft than their narrow body counterparts, at December 31, 2001, was 739 aircraft, which represents a 10.0% increase when compared to the backlog of 672 aircraft at December 31, 2000. While the total backlog has declined, it remains at a level in excess of 2,900 units which at today's production rate equates to over 4 years of production for Boeing Company and Airbus Industrie. There can be no assurance that it will remain at this level, but a significant production backlog is expected to be in place over the next few years. The long term outlook for this segment over the next 20 years is that approximately 18,000 new and replacement aircraft will be required to support the demand of increased passenger travel, effectively doubling the current fleet of commercial aircraft. Demand from military aerospace markets in recent years has stabilized at reduced build rate levels but given recent events, growth is anticipated for the foreseeable future.

     The Company estimates that total industry shipments of titanium mill products in 2001 increased to approximately 53-55 pounds million pounds, from 52 million pounds in 2000.

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

     RTI's strategy is to build on its leading position in the worldwide titanium industry while maintaining a strong financial condition and stringent quality, safety and environmental standards. RTI is emphasizing higher margin products in its traditional markets, while continuing to develop new markets and products such as seamless tubulars and fabricated systems for oil and gas exploration and production.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Net Sales

     Net sales increased 14.6% to $285.9 million for the year ended December 31, 2001 compared to net sales of $249.4 million in 2000. Sales for the Company's Titanium Group and Other operations amounted to $141.0 million for the year ended December 31, 2001 compared to $141.0 million in 2000. Shipments of titanium mill products were 11.6 million pounds in the year ended December 31, 2001, compared to 9.4 million pounds in 2000, a 23.4% increase. Mill product shipments in the year ended December 31, 2001 were higher than those in 2000 as aerospace demand for forged mill products improved. Average realized prices on mill products for the year ended December 31, 2001 decreased 17.7% to $13.37 per pound from $15.73 per pound in 2000. The decrease in average realized prices for mill products resulted primarily from an increased mix of lower value-added forged mill products when compared to 2000. Sales for the Company's Fabrication and Distribution Group amounted to $144.9 million in the year ended December 31, 2001, compared to $108.4 million in 2000 an increase of $36.5 million, or 33.7%. This increase reflects the acquisition of Reamet, improvements in energy market sales, and continued improvements in distribution sales in the United States and Europe, partially offset by a reduction in sales of fabricated products due to the delayed startup of the new extrusion facility in Houston.

  Gross Profit

     Gross profit amounted to $43.4 million, or 15.2% of sales for the year ended December 31, 2001 compared to a gross profit of $36.0 million or 14.4% of sales in 2000. This increase in gross margin of $7.4, or 20.6%, is primarily due to the acquisition of Reamet, increased sales in energy markets, and improvements in demand for distribution products, partially offset by the impact of a reduction in sales of fabricated products due to the delayed implementation of the new extrusion facility in Houston.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $32.0 million or 11.2% of sales for the year ended December 31, 2001, compared to $28.0 million or 11.2% of sales in 2000. The increase in selling, general and administrative expenses of $4.0 million, or 14.3%, reflects the impact of the Reamet acquisition, higher than anticipated startup and relocation costs associated with the installation of a new extrusion press in Houston, as well as increased expenses in the distribution businesses as a result of increased sales volume.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $1.7 million in 2001 compared to $1.3 million in 2000. This increase of $0.4 million, or 30.8%, primarily reflects amounts spent on research and development on products for the energy market.

  Operating Income

     Operating income for the year ended December 31, 2001 amounted to $9.8 million, or 3.4% of sales compared to $6.7 million, or 2.7% of sales, in 2000. This increase of $3.1 million, or 46.3%, consists of a decrease in operating income from the Titanium Group of $1.6 million primarily due to a decrease in realized prices as a result of an increased mix of lower value-added forged mill products. This decrease was more than offset by an increase in operating income in the Fabrication and Distribution Group of $4.7 million due to the acquisition of Reamet and improved distribution and energy market sales, offset by higher than expected startup costs and a reduction in revenues due to the delayed implementation of the new extrusion facility in Houston.

  Other Income

     Other income for the year ended December 31, 2001 amounted to $11.0 million, compared to $6.5 million in 2000. This increase primarily reflects a gain of $5.2 million from a stock distribution to the Company as a result of the demutualization of one of its insurance carriers in which it was a participant, partially offset by the absence of a gain on sale of a portion of RMI's now closed Ashtabula, Ohio facilities which was recorded in 2000.

  Interest Expense

     Interest expense for the year ended December 31, 2001 amounted to $0.7 million compared to $1.9 million in 2000. The decrease is primarily the result of reduced borrowing levels. At December 31, 2001, the Company had no debt.

  Income Taxes

     In the year ended December 31, 2001, the Company recorded an income tax expense of $7.8 million compared to a $4.7 million expense recorded in 2000. The effective tax rates for the year ended December 31 of 2001 and 2000 were approximately 39% and 41%, respectively. The effective tax rates of 39% and 41% were greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

  Cumulative Effect of Change in Accounting Principle

     The cumulative loss effect of a change in accounting principle for the year ended December 31, 2001 of $0.2 million, net of $0.1 million in income taxes, results from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The gross charge of $0.3 million represents the recognition of the net liability for the fair value of a foreign currency forward purchase contract upon adoption.

  Net Income

     Net income for the year ended December 31, 2001 amounted to $12.1 million or 4.2% of sales, compared to $6.7 million or 2.7% of sales in the comparable 2000 period. This increase reflects the acquisition of Reamet, improved distribution and energy market sales, a reduction in interest expense, and the gain resulting from a distribution of stock to the Company from one of its insurance carriers. This was partially offset by higher than expected startup costs and a reduction in operating margin due to the delayed implementation of the new extrusion facility in Houston.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Net Sales

     Net sales for the year ended December 31, 2000 increased to $249.4 from $243.3 million in 1999, an increase of $6.1 million, or 3%. Titanium Group sales to third parties decreased $0.9 million, or 0.1%, to $124.2 million in 2000 from $125.1 million in 1999. Mill product shipments for 2000 amounted to 9.4 million pounds compared to 8.9 million pounds in 1999. The increase in 2000 mill product shipments compared to 1999 is primarily due to increased shipments to companies in the Fabrication and Distribution Group (intercompany). Average realized selling prices for mill products decreased to $15.73 per pound in 2000 compared to $16.06 per pound in 1999 primarily as a result of an increase in product mix of lower value-added forged products. Fabrication and Distribution Group sales increased $8.2 million, or 8.2%, to $108.4 million in 2000 from $100.2 in 1999 due to greater demand for fabricated products by the energy sector and increased shipments of the Company's distribution products in the United States and Europe. The Segment also benefited from the acquisition of Reamet on December 14, 2000.

  Gross Profit

     Gross profit for the year ended December 31, 2000 amounted to $36.0 million, or 14.4% of sales compared to $33.6 million, or 13.8% of sales in 1999. This increase of $2.4 million, or 7.1%, was primarily a result of increased sales in the Fabrication and Distribution Group enhanced by improved gross profit percentages at the Company's Distribution locations. The improvement also reflects a $1.9 million charge related to new market development in 1999.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $27.9 million in 2000 compared to $24.8 million in 1999. This increase of $3.1 million, or 12.5%, reflects a change in classification of expenses reported as research, technical, and product development in 1999 to selling, general and administrative in 2000, as the energy business evolved into a stand-alone commercial enterprise.

  Research, Technical and Product Development Expenses

     Research, technical and product development costs amounted to $1.3 million in 2000 and $4.0 million in 1999. The decrease reflects a change in classification of expenses reported as research, technical, and product development in 1999 to selling, general and administrative in 2000, as the energy business evolved into a stand-alone commercial enterprise.

  Operating Income

     Operating income for the year ended December 31, 2000 amounted to $6.7 million, or 2.7% of sales compared to $4.8 million, or 2.0% of sales in 1999. The improvement in operating income of $1.9 million, or 39.6%, reflects the $6.4 million improvement to the Fabrication and Distribution Group's results primarily due to greater demand for fabricated products by the energy sector and increased shipments of distribution products in the United States and Europe. The improvement also reflects a $1.9 million charge related to new market development in 1999. This is partially offset by a reduction in operating income in the Titanium Group due to an adverse change in product mix.

  Other Income

     Other income in 2000 amounted to $6.5 million compared to $1.3 million in 1999. This increase results primarily from the settlement of a contractual claim with the Boeing Company, whereby the Boeing Company paid the Company contractually specified liquidated damages for failing to meet minimum order volumes.

  Interest Expense

     Interest expense in 2000 amounted to $1.9 million compared to $2.6 million in 1999. This decrease results primarily from increased capitalization of interest during 2000 compared to 1999.

  Income Taxes

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

  Net Income

     Net income for year ended December 31, 2000 amounted to $6.7 million, or 2.7% of sales compared to $2.2 million, or 0.9% of sales in 1999. This increase is due primarily to improved results in the Company's Fabrication and Distribution Segment, and the settlement with Boeing Company.

OUTLOOK

     The terrorist attacks of September 11, 2001, and their effect on the general economy, will have a significant influence on business conditions for several years.

  Commercial Aerospace Markets

     The largest impact is likely to be on commercial aerospace markets, which provides approximately 40% of RTI's sales. Airline operators experienced a dramatic drop in travel immediately following September 11, which is expected to result in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, have adjusted their build rates beginning in 2002 downward to reflect the expected change in demand. The most current information indicates a drop in commercial aircraft production next year of about 30-40% at Boeing and about 20-25% at Airbus, or a total combined reduction of approximately 30-35%. Neither aircraft producer has, as yet, issued build schedules beyond 2002, and all build schedules are subject to change, and are highly dependent on airline passenger travel and airline profitability. Therefore, the exact magnitude of the downturn on commercial aerospace remains uncertain for 2002.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by 6 to 18 months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Discussions are currently being held with RTI's customers concerning their requirements for the commercial aircraft business over the next twelve months. It is expected that shipments from RTI to this segment will be reduced substantially in 2002. The impact on the Company could include order cancellations or delays or both.

     The near-term effect of the reduction in commercial aircraft demand on RTI will be mitigated somewhat by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI supplies Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, is subject to review by the parties prior to expiration in 2004. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in both 1999 and 2000, Boeing settled claims of approximately $6 million in both 2000 and 2001, respectively. The claim for 2001 will be settled during the 1st quarter 2002, and is expected to be approximately $7 million.

     RMI, through its French subsidiary, Reamet, was chosen by Aerospatiale, now part of EADS, as the major supplier of the titanium flat rolled products required for Aerospatiale's Airbus programs which began in 1999 and extended through 2001. Requirements are principally for flat rolled products, including value added cut-to-size shapes. Negotiations are in progress with EADS to continue the supply of similar items over the next several years, and are expected to be finalized in early 2002.

  Defense Markets

     The importance of military markets to RTI, approximately 30% of revenues, is expected to rise in 2002 and beyond due to increased defense budgets, and increased hardware purchases by the U.S. Government, partially brought about by the events of September 11, 2001. It is estimated that overall titanium consumption will be increased within this segment in 2002 globally, but it is not expected to offset the total decline in the market caused by the drop in the commercial aerospace sector. RTI believes it is well positioned to provide mill products and fabrications to this segment if increased consumption is required to support defense needs. RTI supplies titanium and other materials to most military aerospace programs, including the F-22, C-17, F/A-18, F-15, and in Europe, the Tornado, Mirage, and Eurofighter.

     The Company was chosen by BAE Systems RO Defence UK to supply the titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery is expected to begin in 2003 and continue through 2010. Initial deliveries will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 800 guns may be produced. Sales under this contract could potentially exceed $100 million.

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion Joint Strike Fighter program. The aircraft, which will be used by all branches of the military, is expected to consume 25,000 to 30,000 pounds of titanium per airplane. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. The Company has been notified that it has been selected as the supplier of titanium sheet and plate for the design and development phase over the next five years.

  Industrial and Consumer Markets

     The remaining 30% of RTI's sales are generated in various industrial markets, where business conditions are expected to be mixed over the next year or two.

     Revenues from Oil and Gas markets are expected to reach new highs for RTI in 2002, and increase again in 2003, due to the increase in deep water projects predicted over the next several years. Despite the weak economy, the Company believes that oil and gas exploration will continue at an accelerated pace for the next several years.

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

     If the general economy declines, demand from consumer market customers, such as chemical processing companies, may decrease.

  Backlog

     The Company's order backlog for all market segments increased to $142.6 million as of December 31, 2001, from $132.1 million at December 31, 2000, principally due to new business from energy markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $35.1 million in 2001 compared to $32.3 million in 2000. The change in net cash flows from operating activities for the year ended December 31, 2001, compared to 2000, primarily reflects an increase in net income and an increase in other current liabilities, offset by an increase in accounts receivable and significantly greater reductions in inventory in 2000 than in 2001. In 2001 and 2000, $8.8 million and $10.1 million, respectively, was generated through a reduction in working capital and other balance sheet line items. The Company's working capital ratio was 6.5 to 1 at December 31, 2001.

     During 2001 and 2000, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that it will be able to fund its capital expenditure requirements for 2002 with funds generated by operations.

     At December 31, 2001, the Company had a borrowing capacity equal to the total amount of its existing credit agreement.

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

CAPITAL EXPENDITURES

     Gross capital expenditures for the years ended December 31, 2001 and 2000 amounted to $12.2 million and $11.6 million, respectively. Included in 2001 spending was $4.5 million related to a new 5,000 ton press and site preparation at a Fabrication and Distribution location in Houston. In 2000, $5.5 million was spent related to this project. In 2000, $2.7 million was spent for capital improvements to the production processes in Niles, Ohio.

     The Company continued to install its Enterprise Resource Planning (ERP) software system at additional operating locations throughout the year, and in 2001 spent $1.4 million compared to $2.5 million spent on the system in 2000. RTI anticipates that current capital spending plans can be funded using cash provided from internally generated sources. Capital spending for 2002 is budgeted at approximately $11.0 million.

CREDIT AGREEMENT

     The Company maintains a credit agreement, entered into on September 30, 1998, which provides a $100 million five-year unsecured revolving credit facility. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At December 31, 2001, there were no borrowings outstanding under the facility. At December 31, 2001, the Company had a borrowing capacity equal to the total amount of this agreement.

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

     At December 31, 2001, the amount accrued for future environment-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) in a range of approximately $1.9 to $2.3 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NEW ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets".

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

     FAS 141 must be applied to all business combinations initiated after June 30, 2001. FAS 142 must be adopted as of January 1, 2002. All of the Company's acquisitions in recent years have been accounted for under purchase accounting. At adoption of FAS 142, an evaluation of goodwill and intangible assets will be required and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management has completed a preliminary evaluation of the impact of adoption of FAS 142. This change in accounting will increase 2002 net income by approximately $1.0 million or 4.8 cents per share because goodwill amortization will cease. The standard also requires a reassessment of intangibles and goodwill for impairment. The Company expects to finalize its reassessment by the end of the second quarter 2002, but does not believe the new standard will have a material impact.

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

     In September 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of their carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 143 are: (1) the removal of goodwill from the scope of this standard; (2) the use of a probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) the use of a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. Management has completed a preliminary evaluation and does not expect a material financial impact from the adoption of this standard.

ACQUISITIONS

     On October 1, 1998, RTI acquired all of the capital stock of NCM for $35 million and the payment by RTI of certain bank debt amounting to $8.9 million. The $35 million purchase price consisted of $16 million in cash, a $16 million note, payable January 4, 1999, bearing interest at 5.81% per annum, and $3 million of the Company's common stock valued at $19.2875 per share. NCM is a manufacturer and distributor of high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel, in long bar form, to the aerospace, chemical processing, oil and gas exploration and production, and power generation industries. In addition to the manufacturing facilities, NCM operated four distribution centers in the United States and one in England.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of RTI's financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States of America. These principles require management to make estimates and assumptions that have a material impact on the amounts recorded for assets and liabilities and resultant revenue and expenses. Management estimates are based on historical evidence and other available information, which in management's opinion provide the most reasonable and likely result under the current facts and circumstances. Under different facts and circumstances expected results may differ materially from the facts and circumstances applied by management.

     Of the accounting policies described in note 2 and others not expressly stated but adopted by management as the most appropriate and accurate under the current facts and circumstances, the policy of goodwill and asset valuation, deferred taxes and pensions and other postretirement benefits would be most critical if management estimates were incorrect.

     In the case of goodwill and property plant and equipment, if future product demand or market conditions reduce management's expectation of future cash flows from these assets a write-down of the carrying value of goodwill or property plant and equipment may be required.

     In the case of deferred tax assets, management has provided under current facts and circumstances what it believes to be adequate allowances for reduced value. Similarly to goodwill and property, plant and equipment, should the future benefit of deferred tax assets become impaired because of the possibility of reduced utilization, an increase to the valuation allowance and corresponding charge to expense may be required.

     In the case of pensions and other postretirement benefits, assumptions made including discount rate, estimated returns on assets, salary increases and mortality rates may materially affect the Company's liabilities and expenses. Changes in these estimates based on facts and circumstances at the time have routinely resulted in both increases and decreases in the expenses associated to these liabilities from year to year.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to market risk and price fluctuations related to the purchases of certain materials and supplies used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available. The majority of the Company's raw material purchases for titanium sponge are made under long-term contracts with negotiated prices.

     The Company's long-term credit arrangement is based on rates that float with LIBOR based rates or bank prime rates and the carrying value approximates fair value. At December 31, 2001, the Company had no outstanding obligations under this credit arrangement.

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

     As of December 31, 2001, the Company had an outstanding purchase commitment of 288 thousand Euros due at various times through 2002. At year-end, this purchase commitment was equivalent to $256 thousand. The Company also had forward contracts for the purchase of 287.5 thousand Euros at a contractual rate of 1.104 Euros per U.S. dollar.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Management........................................    25
Report of Independent Accountants...........................    25

FINANCIAL STATEMENTS:
  Consolidated Statement of Income for the years ended
     December 31, 2001, 2000 and 1999.......................    26
  Consolidated Balance Sheet at December 31, 2001 and
     2000...................................................    27
  Consolidated Statement of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................    28
  Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2001, 2000 and 1999...    29
  Notes to Consolidated Financial Statements................    30

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

/s/ T. G. Rupert
T. G. Rupert
President and
Chief Executive Officer

/s/ Lawrence W. Jacobs
Lawrence W. Jacobs
Vice President,
Chief Financial Officer and Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RTI INTERNATIONAL METALS, INC.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 25, 2002

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Sales.................................................  $   285,900   $   249,382   $   243,309
Operating costs:
Cost of sales.........................................      242,476       213,432       209,703
Selling, general and administrative expenses..........       31,971        27,935        24,794
Research, technical and product development
  expenses............................................        1,672         1,274         4,043
                                                        -----------   -----------   -----------
     Total operating costs............................      276,119       242,641       238,540
                                                        -----------   -----------   -----------
Operating income......................................        9,781         6,741         4,769
Other income--net.....................................       11,000         6,540         1,319
Interest expense......................................         (669)       (1,872)       (2,561)
                                                        -----------   -----------   -----------
Income before income taxes............................       20,112        11,409         3,527
Provision for income taxes............................        7,843         4,678         1,304
                                                        -----------   -----------   -----------
Income before cumulative effect of change in
  accounting principle................................       12,269         6,731         2,223
Cumulative effect of change in accounting principle
  (Note 2)............................................         (191)           --            --
                                                        -----------   -----------   -----------
Net income............................................  $    12,078   $     6,731   $     2,223
                                                        ===========   ===========   ===========
Earnings per common share (Note 4)
Income before cumulative effect of change in
  accounting principle:
  Basic...............................................  $      0.58   $      0.32   $      0.11
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.57   $      0.32   $      0.11
                                                        ===========   ===========   ===========
Net income:
  Basic...............................................  $      0.58   $      0.32   $      0.11
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.57   $      0.32   $      0.11
                                                        ===========   ===========   ===========
Weighted average shares used to compute earnings per
  share:
  Basic...............................................   20,848,056    20,848,783    20,776,200
                                                        ===========   ===========   ===========
  Diluted.............................................   21,032,736    21,024,991    20,870,883
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                2001       2000
                                                              --------   --------
                           ASSETS
ASSETS:
Cash and cash equivalents...................................  $  8,036   $  6,374
Receivables, less allowance for doubtful accounts of $1,219
  and $926 (Note 5).........................................    50,572     46,417
Inventories, net (Note 6)...................................   158,561    165,210
Deferred income taxes (Note 8)..............................     7,418      9,146
Other current assets (Note 10)..............................    13,136     10,235
                                                              --------   --------
     Total current assets...................................   237,723    237,382
Property, plant and equipment, net (Note 7).................    98,375     97,989
Goodwill....................................................    34,133     35,736
Other noncurrent assets (Note 10)...........................    17,520     15,172
                                                              --------   --------
     Total assets...........................................  $387,751   $386,279
                                                              ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable............................................  $ 17,799   $ 18,199
Accrued wages and other employee costs......................     7,494      5,646
Other accrued liabilities...................................    11,173      5,149
                                                              --------   --------
     Total current liabilities..............................    36,466     28,994
Long-term debt (Note 9).....................................        --     19,800
Accrued postretirement benefit cost (Note 10)...............    19,940     19,986
Deferred income taxes (Note 8)..............................     1,296      2,555
Noncurrent pension liability (Note 10)......................    17,787      7,106
Other noncurrent liabilities................................     5,287      5,979
                                                              --------   --------
     Total liabilities......................................    80,776     84,420
                                                              --------   --------
Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  21,035,454 and 20,946,712 shares issued; and 20,730,604
  and 20,851,962 shares outstanding.........................       210        208
Additional paid-in capital..................................   241,579    240,527
Deferred compensation.......................................    (2,278)    (2,187)
Treasury stock, at cost; 304,850 and 94,750 shares..........    (2,612)      (846)
Accumulated other comprehensive income......................    (7,417)    (1,258)
Retained earnings...........................................    77,493     65,415
                                                              --------   --------
     Total shareholders' equity.............................   306,975    301,859
                                                              --------   --------
     Total liabilities and shareholders' equity.............  $387,751   $386,279
                                                              ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               2001       2000       1999
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $12,078   $  6,731   $  2,223
Adjustment for non-cash items included in net income:
  Depreciation and amortization.............................   13,585     11,941      9,338
  Deferred income taxes.....................................    3,786      2,447      6,894
  Stock-based compensation and other........................    2,049      1,030      1,016
  Gain on receipt of common stock (Note 2)..................   (5,177)        --         --
Changes in assets and liabilities (net of effects of
  businesses acquired):
  Receivables...............................................   (4,975)    12,375      7,027
  Inventories...............................................    6,649     14,418     (8,948)
  Accounts payable..........................................     (400)    (6,369)     3,992
  Other current liabilities.................................    7,509    (12,567)    (3,103)
  Other assets and liabilities..............................      (30)     2,271      1,609
                                                              -------   --------   --------
     Cash provided by operating activities..................   35,074     32,277     20,048
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries, net of cash acquired.........       --     (1,325)   (16,000)
  Capital expenditures......................................  (12,167)   (11,594)   (27,179)
                                                              -------   --------   --------
     Cash used in investing activities......................  (12,167)   (12,919)   (43,179)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........      321        158         40
  Net borrowings (repayments) under revolving credit
     agreements.............................................  (19,800)   (16,400)    16,120
  Purchase of common stock held in treasury.................   (1,766)      (406)      (440)
                                                              -------   --------   --------
     Cash provided by (used in) financing activities........  (21,245)   (16,648)    15,720
                                                              -------   --------   --------
Increase (decrease) in cash and cash equivalents............    1,662      2,710     (7,411)
Cash and cash equivalents at beginning of period............    6,374      3,664     11,075
                                                              -------   --------   --------
Cash and cash equivalents at end of period..................  $ 8,036   $  6,374   $  3,664
                                                              =======   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized).........  $   877   $  2,108   $  2,218
                                                              =======   ========   ========
Cash paid for income taxes..................................  $ 4,288   $  2,143   $    712
                                                              =======   ========   ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for restricted stock awards........  $   544   $    391   $  1,502
                                                              =======   ========   ========
Capital lease obligations incurred..........................  $   388   $     --   $     --
                                                              =======   ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        ACCUMULATED
                                                       ADDT'L.                   TREASURY                  OTHER
                                  SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                                OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                                -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  1998........................  20,719,758     $207    $238,109     $(2,012)     $    --    $56,461            --      $292,765
Shares issued for directors'
  compensation................      12,841       --         162          --           --         --            --           162
Shares issued for restricted
  stock award plans...........     118,250        1       1,501      (1,502)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         854           --         --            --           854
Treasury common stock
  purchased at cost...........     (62,300)      --          --          --         (440)        --            --          (440)
Exercise of employee stock
  options including tax
  benefit.....................       9,750       --          40          --           --         --            --            40
Net income....................          --       --          --          --           --      2,223            --         2,223
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------       -------      --------
Balance at December 31,
  1999........................  20,798,299     $208    $239,812     $(2,660)     $  (440)   $58,684            --      $295,604
Shares issued for directors'
  compensation................      12,110       --         166          --           --         --            --           166
Shares issued for restricted
  stock award plans...........      53,500       --         391        (391)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         864           --         --            --           864
Treasury common stock
  purchased at cost...........     (32,450)      --          --          --         (406)        --            --          (406)
Exercise of employee stock
  options including tax
  benefit.....................      20,503       --         158          --           --         --            --           158
Net income....................          --       --          --          --           --      6,731            --         6,731
Adjustment to excess minimum
  pension liability...........          --       --          --          --           --         --        (1,258)       (1,258)
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------       -------      --------
Balance at December 31,
  2000........................  20,851,962     $208    $240,527     $(2,187)     $  (846)   $65,415       $(1,258)     $301,859
Shares issued for directors'
  compensation................      14,619       --         187        (187)          --         --            --            --
Shares issued for restricted
  stock award plans...........      34,500       --         544        (544)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         640           --         --            --           640
Treasury common stock
  purchased at cost...........    (210,100)      --          --          --       (1,766)        --            --        (1,766)
Exercise of employee stock
  options including tax
  benefit.....................      39,623        2         321          --           --         --            --           323
Net income....................          --       --          --          --           --     12,078            --        12,078
Adjustment to excess minimum
  pension liability...........          --       --          --          --           --         --        (7,419)       (7,419)
Unrealized gains on
  investments held for sale...          --       --          --          --           --         --         1,260         1,260
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------       -------      --------
Balance at December 31,
  2001........................  20,730,604     $210    $241,579     $(2,278)     $(2,612)   $77,493       $(7,417)     $306,975
                                ==========     ====    ========     =======      =======    =======       =======      ========


                                COMPREHENSIVE
                                   INCOME
                                -------------
Balance at December 31,
  1998........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit.....................
Net income....................     $ 2,223
                                   -------
Comprehensive income..........     $ 2,223
                                   =======
Balance at December 31,
  1999........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit.....................
Net income....................     $ 6,731
Adjustment to excess minimum
  pension liability...........      (1,258)
                                   -------
Comprehensive income..........     $ 5,473
                                   =======
Balance at December 31,
  2000........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit.....................
Net income....................     $12,078
Adjustment to excess minimum
  pension liability...........      (7,419)
Unrealized gains on
  investments held for sale...       1,260
                                   -------
Comprehensive income..........     $ 5,919
                                   =======
Balance at December 31,
  2001........................

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

NOTE 1-- ORGANIZATION AND OPERATIONS:

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

NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) internal costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

  Goodwill:

     Goodwill arising from business acquisitions, which represents the excess of the purchase price over the fair value of the assets acquired is generally amortized over the life of assets acquired, not to exceed 25 years.

     The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that the carrying amount of goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the acquired entity to which the goodwill relates over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of discounted cash flows. In addition, goodwill associated with assets acquired in a purchase business combination are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

  Revenue and cost recognition:

     Revenues from the sale of commercial products are recognized upon passage of title and risk of ownership to the customer, which in most cases coincides with shipment. Revenues from long-term, fixed-price contracts are recognized on the percentage-of-completion method, measured based on the achievement of certain milestones in the production and fabrication process. Such milestones have been weighted based on the critical nature of the operation performed, which management believes is the best available measure of progress on these contracts. Revenues related to cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

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

     The majority of employees in the Fabrication and Distribution Group participate in defined contribution or money purchase plans. Employees of Tradco, Inc., a company which operates as part of the Fabrication and Distribution Group, except those employees assigned to the Titanium Group, participate in a defined benefit plan.

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

     SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value will be recognized in income immediately if the derivatives are designated for purposes other than hedging or are deemed not to be effective hedges. The Company adopted SFAS No. 133 on January 1, 2001. A net charge of $0.2 million is reflected as a cumulative effect of adoption of SFAS No. 133 in the Company's results of operations for 2001.

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

  Cash equivalents:

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Other income -- net:

     During 2001, the Company received a common stock distribution in connection with the demutualization of one of its insurance carriers. The fair market value of the common stock on the date of distribution of $5.2 million was recorded in other income. At December 31, 2001 an unrealized gain of $1.2 million, net of tax, was recorded in other comprehensive income and the total carrying value was reflected in other current assets.

  New accounting standards:

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

     FAS 141 must be applied to all business combinations initiated after June 30, 2001. FAS 142 must be adopted as of January 1, 2002. All of the Company's acquisitions in recent years have been accounted for under purchase accounting. At adoption of FAS 142, an evaluation of goodwill and intangible assets will be required and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management has completed a preliminary evaluation of the impact of adoption of FAS 142. This change in accounting will increase 2002 net income by approximately $1.0 million or 4.8 cents per share because goodwill amortization will cease. The standard also requires a reassessment of intangibles and goodwill for impairment. The Company expects to finalize its reassessment by the end of the second quarter 2002, but does not believe the new standard will have a material impact.

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

     In September 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of their carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 143 are: (1) the removal of goodwill from the scope of this standard; (2) the use of probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) the use of a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. Management has completed a preliminary evaluation and does not expect a material financial impact from the adoption of this standard.

NOTE 3-- ACQUISITIONS:

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

     The accompanying financial statements include the results of operations of Reamet from the date of acquisition on December 14, 2000. The following unaudited pro forma income statement data presents a summary of the results of operations of RTI and Reamet on a combined basis as if the acquisition had occurred on January 1, 1999 and January 1, 2000. This pro forma combined data is presented for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquisition occurred on January 1, 1999 or January 1, 2000.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               PRO FORMA     PRO FORMA
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net sales...................................................   $253,304      $249,023
                                                               ========      ========
Net income..................................................   $  8,596      $  3,343
                                                               ========      ========
Net income per common share
  Basic.....................................................   $   0.41      $   0.16
                                                               ========      ========
  Diluted...................................................   $   0.41      $   0.16
                                                               ========      ========

     The purchase price of $4.9 million, consisting of cash paid of $4.0 million, acquisition costs of $0.3 million, and the Company's original cost of the minority interest it held in Reamet prior to the acquisition of $0.6 million, has been allocated to the assets acquired and liabilities assumed.

NOTE 4-- EARNINGS PER SHARE:

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for each of the years ended December 31, 2001, 2000, and 1999, follows (in thousands except number of shares and per share amounts):

                                                         NET                  EARNINGS
                                                       INCOME      SHARES     PER SHARE
                                                       -------   ----------   ---------
For the year ended December 31, 2001
Basic EPS............................................  $12,078   20,848,056     $0.58
Effect of potential common stock:
  Stock options......................................       --      184,680     (0.01)
                                                       -------   ----------     -----
Diluted EPS..........................................  $12,078   21,032,736     $0.57
                                                       =======   ==========     =====

For the year ended December 31, 2000
Basic EPS............................................  $ 6,731   20,848,783     $0.32
Effect of potential common stock:
  Stock options......................................       --      176,208        --
                                                       -------   ----------     -----
Diluted EPS..........................................  $ 6,731   21,024,991     $0.32
                                                       =======   ==========     =====

For the year ended December 31, 1999
Basic EPS............................................  $ 2,223   20,776,200     $0.11
Effect of potential common stock:
  Stock options......................................       --       94,683        --
                                                       -------   ----------     -----
Diluted EPS..........................................  $ 2,223   20,870,883     $0.11
                                                       =======   ==========     =====

735,978, 780,600, and 772,177 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share in 2001, 2000 and 1999, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5-- ACCOUNTS RECEIVABLE:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Trade and commercial customers..............................  $50,581   $44,425
U.S. Government--Department of Energy.......................    1,210     2,918
                                                              -------   -------
                                                               51,791    47,343
Less--Allowance for doubtful accounts.......................   (1,219)     (926)
                                                              -------   -------
                                                              $50,572   $46,417
                                                              =======   =======

NOTE 6--INVENTORIES:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Raw materials and supplies..................................  $ 30,304   $ 35,323
Work-in-process and finished goods..........................   142,041    141,084
Adjustment to LIFO values...................................   (13,784)   (11,197)
                                                              --------   --------
                                                              $158,561   $165,210
                                                              ========   ========

NOTE 7-- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Land........................................................  $   1,162   $   1,162
Buildings and improvements..................................     43,803      42,767
Machinery and equipment.....................................    142,578     132,304
Computer hardware and software, furniture and fixtures, and
  other.....................................................     44,272      39,858
Construction in progress....................................      2,410      11,310
                                                              ---------   ---------
                                                                234,225     227,401
Less--Accumulated depreciation..............................   (135,850)   (129,412)
                                                              ---------   ---------
                                                              $  98,375   $  97,989
                                                              =========   =========

NOTE 8--INCOME TAXES:

     The "Provision for income taxes" caption in the Consolidated Statement of Income includes the following income tax expense (benefit):

                            DECEMBER 31, 2001             DECEMBER 31, 2000             DECEMBER 31, 1999
                       ---------------------------   ---------------------------   ---------------------------
                       CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL
                       -------   --------   ------   -------   --------   ------   -------   --------   ------
Federal..............  $3,053     $3,190    $6,243   $1,390     $2,806    $4,196   $(4,227)   $5,287    $1,060
State................     294        449       743      184        503       687       36        318       354
Foreign..............     700        157       857      (19)      (186)     (205)     (42)       (68)     (110)
                       ------     ------    ------   ------     ------    ------   -------    ------    ------
  Total..............  $4,047     $3,796    $7,843   $1,555     $3,123    $4,678   $(4,233)   $5,537    $1,304
                       ======     ======    ======   ======     ======    ======   =======    ======    ======

     A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Statutory rate of 35% applied to income before income
  taxes....................................................  $7,037   $3,993   $1,234
Effects of net operating loss carryforwards and valuation
  allowance adjustments....................................      --       --      312
State income taxes, net of federal benefit.................     483      450      559
Adjustments of prior year's tax............................     374      (82)    (844)
Effects of foreign operations..............................    (415)    (148)    (530)
Nondeductible expenses.....................................     364      465      573
                                                             ------   ------   ------
  Total provision..........................................  $7,843   $4,678   $1,304
                                                             ======   ======   ======

     Deferred tax assets and liabilities resulted from the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets
  Inventories...............................................  $  4,925   $  5,003
  Intangible assets.........................................        --      1,460
  Postretirement benefit costs..............................     7,615      7,632
  Employment costs..........................................     2,382      2,325
  Tax credits...............................................     1,807      2,012
  Environmental related costs...............................       638        697
  Pension costs.............................................        72         --
  Other.....................................................     1,052      1,213
                                                              --------   --------
     Total deferred tax assets..............................    18,491     20,342
Deferred tax liabilities
  Pension costs.............................................        --     (4,638)
  Property, plant and equipment.............................   (10,236)    (9,113)
  Anthem disposition........................................    (1,977)        --
  Intangible assets.........................................      (156)        --
                                                              --------   --------
     Total deferred tax liabilities.........................   (12,369)   (13,751)
                                                              --------   --------
Net deferred tax asset......................................  $  6,122   $  6,591
                                                              ========   ========

     Alternative minimum tax credits as of December 31, 2001 amounted to $1.8 million and have no expiration date. The valuation allowance of $0.3 million as of December 31, 1999 was taken to income during 2000 due to the expiration of a deferred tax asset related to a capital loss carry forward.

NOTE 9-- LONG-TERM DEBT:

     The Company maintains a credit agreement, entered into on September 30, 1998, which provides a $100 million five-year unsecured revolving credit facility. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from .75% to 1.75%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At December 31, 2001, there were no borrowings outstanding under the facility. At December 31, 2001, the Company was in compliance with all covenants under this agreement, and under the leverage covenant, had a borrowing capacity equal to the total amount of the agreement.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revolving credit facility maturing September 29, 2003
  bearing interest at 7.67% at December 31, 2000............  $     --   $ 19,800
                                                              ========   ========

NOTE 10-- EMPLOYEE BENEFIT PLANS:

     The following table provides reconciliations of the changes in the Company's pension and other postemployment benefit plan obligations and the values of plan assets for the years ended December 31, 2001 and 2000, and a statement of the funded status as of December 31, 2001 and 2000.

                                                            PENSION         OTHER POSTRETIREMENT
                                                         BENEFIT PLANS          BENEFIT PLANS
                                                      -------------------   ---------------------
                                                        2001       2000       2001        2000
                                                      --------   --------   ---------   ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation January 1........................  $ 91,278   $ 84,839   $ 19,228    $ 16,629
Service cost........................................     1,890      1,757        251         223
Interest cost.......................................     6,380      6,329      1,340       1,396
Plan amendments.....................................        --         --         --       2,118
Actuarial (gain) loss...............................     2,771      4,993        904           6
Benefits paid.......................................    (6,774)    (6,640)    (1,758)     (1,144)
                                                      --------   --------   --------    --------
Benefit obligation December 31......................  $ 95,545   $ 91,278   $ 19,965    $ 19,228
                                                      ========   ========   ========    ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets January 1.................  $ 90,533   $ 94,115
Actual return on plan assets........................     1,352      2,995
Employer contributions..............................        67         63
Benefits paid.......................................    (6,774)    (6,640)
                                                      --------   --------
Fair value of plan assets December 31...............  $ 85,178   $ 90,533
                                                      ========   ========

     As of December 31, 2001, approximately 54.3% of the plans' assets are invested in equity securities, 22.1% in government debt instruments, and the balance in cash equivalents or debt securities. Included in the aggregate disclosures above are four plans for which the projected benefit obligation exceeds the fair value of plan assets at December 31, 2001 by $10.4 million. As of December 31, 2000, the projected benefit obligation exceeded the fair value of plan assets in three plans.

                                                            PENSION         OTHER POSTRETIREMENT
                                                         BENEFIT PLANS          BENEFIT PLANS
                                                      -------------------   ---------------------
                                                        2001       2000       2001        2000
                                                      --------   --------   ---------   ---------
FUNDED STATUS:
Funded status December 31...........................  $(10,367)  $   (745)  $(19,965)   $(19,228)
Unrecognized (gain) loss............................    18,500      9,273     (1,725)     (2,683)
Unrecognized prior service cost.....................     4,388      5,179      1,750       1,925
                                                      --------   --------   --------    --------
Net amount recognized...............................  $ 12,521   $ 13,707   $(19,940)   $(19,986)
                                                      ========   ========   ========    ========

     Amounts recognized in the Consolidated Balance Sheet at December 31 consist of the following:

                                                            PENSION         OTHER POSTRETIREMENT
                                                         BENEFIT PLANS          BENEFIT PLANS
                                                      -------------------   ---------------------
                                                        2001       2000       2001        2000
                                                      --------   --------   ---------   ---------
Prepaid benefit cost................................  $ 12,521   $ 13,707   $     --    $     --
Intangible asset....................................     4,438      5,171         --          --
Accrued benefit liability...........................        --         --    (19,940)    (19,986)
Additional minimum liability........................   (17,787)    (7,106)        --          --
Accumulated other comprehensive income..............    13,349      1,935         --          --
                                                      --------   --------   --------    --------
                                                      $ 12,521   $ 13,707   $(19,940)   $(19,986)
                                                      ========   ========   ========    ========

     Net periodic benefit costs as determined by independent actuaries, include the following components:

                                                                         OTHER POSTRETIREMENT
                                           PENSION BENEFIT PLANS             BENEFIT PLANS
                                        ---------------------------   ---------------------------
                                         2001      2000      1999      2001      2000      1999
                                        -------   -------   -------   -------   -------   -------
Service cost..........................  $ 1,890   $ 1,757   $ 1,801   $   251   $   223   $   197
Interest cost.........................    6,380     6,329     5,461     1,340     1,396     1,211
Expected return on assets.............   (7,908)   (7,640)   (7,183)       --        --        --
Prior service cost amortization.......      791       791       791       175       193        --
Amortization of actuarial loss........      100         2       175        --        --        --
Amortization of transition
  obligation..........................       --       256       307        --        --        --
                                        -------   -------   -------   -------   -------   -------
Net periodic benefit cost.............  $ 1,253   $ 1,495   $ 1,352   $ 1,766   $ 1,812   $ 1,408
                                        =======   =======   =======   =======   =======   =======

     Assumptions used in the determination of the benefit obligations include the following:

                                                              2001   2000
                                                              ----   ----
Discount rate...............................................  7.00%  7.25%
Rate of increase in compensation............................   4.8%   4.8%
Expected return on plan assets..............................   9.0%   9.0%

     The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 2001, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense.

     As identified under Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company acquired stock under the demutualization of one of its insurance carriers in 2001. The Company subsequently sold all of the stock for $7.2 million and immediately contributed the amount to each of its four defined benefit pension plans in January of 2002.

NOTE 11-- LEASES:

     The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $2.7 million in 2001, $3.7 million in 2000 and $3.6 million in 1999.

     The Company's future minimum commitments under operating and capital leases for years after 2001 are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2002........................................................   $2,726     $  807
2003........................................................    1,908        246
2004........................................................    1,356        169
2005........................................................      989        128
2006........................................................      896         35
Thereafter..................................................    1,847         22
                                                               ------     ------
     Total lease payments...................................   $9,722      1,407
                                                               ======
Less interest portion..................................................     (131)
                                                                          ------
Amount recognized as capital lease obligations.........................   $1,276
                                                                          ======

NOTE 12-- TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services from USX, which was deemed a related party until March 31, 1999. On that date, USX's right to approximately 27% ownership of the Company was irrevocably transferred. In 1999, the Company purchased goods and services equal to $0.8 million.

     The United States Steel and Carnegie Pension Fund (the "Pension Fund") is the trustee of the Company's pension plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. The Company paid the Pension Fund $131,000 in 1999. For the years 2000 and 2001, the Pension Fund was not considered a related party.

     Mr. Richard Burkhart, an officer of the Company prior to his resignation in February, 2000, received, as a 50% owner of XXI, LLC, the benefit of rent paid for a building in Solon, Ohio amounting to $199,445 in 2000 and $159,566 in 1999. On January 6, 1999, RTI paid $16,247,443 to Mr. Burkhart as part of the purchase of NCM. Mr. Burkhart was 50% owner of NCM.

NOTE 13-- SEGMENT REPORTING:

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

     Segment information for the three years ended December 31, 2001 is as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
NET SALES:
Titanium
  Trade.....................................................  $126,889   $124,149   $125,079
  Intersegment..............................................    48,389     45,806     40,680
                                                              --------   --------   --------
                                                               175,278    169,955    165,759
Fabrication and distribution
  Trade.....................................................   144,916    108,423    100,195
  Intersegment..............................................     1,605        318      2,238
                                                              --------   --------   --------
                                                               146,521    108,741    102,433
Other operations............................................    14,095     16,810     18,035
Eliminations................................................   (49,994)   (46,124)   (42,918)
                                                              --------   --------   --------
     Total net sales........................................  $285,900   $249,382   $243,309
                                                              ========   ========   ========

                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING INCOME (LOSS):
Titanium....................................................  $  4,045   $  5,608   $  9,153
Fabrication and distribution................................     4,685        (17)    (6,356)
Other operations............................................     1,051      1,150      1,972
                                                              --------   --------   --------
     Total..................................................  $  9,781   $  6,741   $  4,769
                                                              ========   ========   ========

Allocated corporate items included in segment operating
  income (1):
Titanium....................................................  $ (5,757)  $ (4,051)  $ (6,500)
Fabrication and distribution................................    (2,886)    (2,238)    (3,633)
                                                              --------   --------   --------
                                                              $ (8,643)  $ (6,289)  $(10,133)
                                                              ========   ========   ========

---------------

(1) Allocated on a three factor formula based on sales, assets and payrolls.

ASSETS:
Titanium....................................................  $216,179   $227,883   $255,825
Fabrication and distribution................................   157,162    149,536    134,695
Other operations............................................     1,787        462        505
General corporate assets....................................    12,623      8,398      9,218
                                                              --------   --------   --------
     Total consolidated assets..............................  $387,751   $386,279   $400,243
                                                              ========   ========   ========
CAPITAL EXPENDITURES:
Titanium....................................................  $  6,008   $  5,564   $ 20,071
Fabrication and distribution................................     6,159      5,958      6,995
Other operations............................................        --         72        113
                                                              --------   --------   --------
     Total capital spending.................................  $ 12,167   $ 11,594   $ 27,179
                                                              ========   ========   ========
DEPRECIATION AND AMORTIZATION:
Titanium....................................................  $  9,917   $  8,962   $  6,425
Fabrication and distribution................................     3,651      2,957      2,898
Other operations............................................        17         22         15
                                                              --------   --------   --------
     Total depreciation and amortization....................  $ 13,585   $ 11,941   $  9,338
                                                              ========   ========   ========

REVENUE BY MARKET INFORMATION:
Titanium
  Aerospace.................................................  $125,595   $123,594   $112,380
  Nonaerospace..............................................    49,683     46,361     53,379
                                                              --------   --------   --------
     Total..................................................  $175,278   $169,955   $165,759
Fabrication and distribution
  Aerospace.................................................  $ 92,907   $ 76,386   $ 75,163
  Nonaerospace..............................................    53,614     32,355     27,270
                                                              --------   --------   --------
     Total..................................................  $146,521   $108,741   $102,433
Other operations
  Nonaerospace..............................................  $ 14,095   $ 16,810   $ 18,035
Eliminations................................................   (49,994)   (46,124)   (42,918)
                                                              --------   --------   --------
     Total net sales........................................  $285,900   $249,382   $243,309
                                                              ========   ========   ========

     The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

                                                                2001       2000       1999
                                                              --------   --------   --------
Geographic location of trade sales:
  United States.............................................  $229,345   $192,058   $192,434
  England...................................................    17,223     14,624     18,775
  France....................................................    14,873     17,833     13,269
  Rest of world.............................................    24,459     24,867     18,831
                                                              --------   --------   --------
     Total..................................................  $285,900   $249,382   $243,309
                                                              ========   ========   ========
Gross property, plant and equipment:
  United States.............................................  $231,955   $225,243   $213,929
  England...................................................     2,058      1,976      1,944
  France....................................................       212        182         --
                                                              --------   --------   --------
     Total..................................................  $234,225   $227,401   $215,873
                                                              ========   ========   ========

     In 2001, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 2001, 2000 and 1999, export sales were $56.6 million, $57.3 million, and $50.9 million, respectively, principally to customers in Western Europe.

     Substantially all of the Company's sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company's sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical, credit and other risks generally associated with the aerospace industry. In the three years ended December 31, 2001, no single customer accounted for as much as 10% of consolidated sales, although Boeing Company, Airbus Industrie and their subcontractors together consume in excess of 10% of the Company's sales. Trade accounts receivable are generally not secured or collateralized.

NOTE 14-- CONTINGENCIES:

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

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Fields Brook Superfund Site and the Ashtabula Area of Concern. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

     At December 31, 2001, the amount accrued for future environmental-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.9 to $2.3 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

  Gain Contingency

     In 1999, RTI made a claim against Boeing Commercial Airplane Group for approximately $7 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 1999. Actual shipments were less than one million pounds. This claim was treated as a gain contingency under SFAS No. 5, "Accounting for Contingencies" (FAS 5), deferring the realization of income until Boeing satisfied the claim.

     On April 26, 2000, Boeing satisfied the above-mentioned contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income in 2000.

     In 2000, RTI made a similar claim against Boeing Commercial Airplane Group for approximately $6 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 2000. Actual shipments were approximately 1.1 million pounds. This claim was also treated as a gain contingency under FAS 5, deferring the realization of income until Boeing satisfied the claim.

     On March 19, 2001, Boeing satisfied the above-mentioned 2000 contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income in 2001.

     In 2001 RTI made a similar claim against Boeing Commercial Airplane Group for approximately $7.1 million in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 2001. Actual shipments were approximately 0.9 million pounds. This claim was also treated as a gain contingency under FAS No 5, deferring realization of income until Boeing satisfies the claim.

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

NOTE 15-- STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

     1989 STOCK OPTION INCENTIVE PLAN:

     The 1989 Stock Option Incentive Plan authorized the granting of options to purchase up to 775,500 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. Awards under the plan could include stock appreciation rights. The exercise period of the options may be up to ten years from the date of the grant. During 1995 substantially all option holders voluntarily relinquished their stock appreciation rights. No further grants can be made under the plan. There are still stock options outstanding under the 1989 Plan at December 31, 2001.

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

     During 2001, 160,500 option shares were granted at an exercise price of $15.7813. In 2000, 179,000 option shares were granted at an exercise price of $7.313. In 1999, 184,500 option shares were granted at a price of $12.438 and 198,000 option shares were granted at a price of $9.59375. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. All 2001 grants were outstanding at December 31, 2001.

     During 2001, 2000 and 1999, 49,119 shares, 65,610 shares and 53,500 shares, respectively, of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 1999 through 2001:

                                                                          WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Balance January 1, 1999.....................................    769,219        $17.21
Granted.....................................................    382,500        $10.97
Exercised...................................................     (9,750)       $ 4.06
                                                              ---------
Balance December 31, 1999...................................  1,141,969        $15.23
Granted.....................................................    179,000        $ 7.31
Exercised...................................................    (20,503)       $ 7.81
Expired.....................................................    (19,891)       $13.32
                                                              ---------
Balance December 31, 2000...................................  1,280,575        $14.27
Granted.....................................................    160,500        $15.78
Exercised...................................................    (39,623)       $ 8.11
Expired.....................................................     (1,332)       $20.19
                                                              ---------
Balance December 31, 2001...................................  1,400,120        $14.62
                                                              =========

     At December 31, 2001 the weighted average exercise price and weighted average remaining contractual life for all outstanding options are reflected in the following tables:

                                    OPTIONS OUTSTANDING
--------------------------------------------------------------------------------------------
                 RANGE OF                                WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
              EXERCISE PRICE                  NUMBER      REMAINING LIFE     EXERCISE PRICE
-------------------------------------------  ---------   ----------------   ----------------
$4.06......................................     80,050          2.8              $ 4.06
$7.31 - $9.59..............................    360,632          7.7              $ 8.47
$12.44 - $15.78............................    507,336          7.7              $13.94
$20.19 - $25.56............................    452,102          5.0              $22.16
                                             ---------
                                             1,400,120          6.5              $14.62
                                             =========

                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------
                 RANGE OF                                WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
              EXERCISE PRICE                  NUMBER      REMAINING LIFE     EXERCISE PRICE
-------------------------------------------  ---------   ----------------   ----------------
$4.06......................................     80,050          2.8              $ 4.06
$7.31 - $9.59..............................    181,337          7.5              $ 8.85
$12.44 - $15.78............................    287,670          7.0              $13.23
$20.19 - $25.56............................    452,102          5.0              $22.16
                                             ---------
                                             1,001,159          5.9              $15.74
                                             =========

     Fair values of options at grant date were estimated using a Black-Scholes model and the assumptions listed below.

                                                              2001    2000    1999
                                                              -----   -----   -----
Expected life (years).......................................      5       5       5
Risk-free interest rate.....................................    5.0%    5.0%    5.5%
Volatility..................................................   40.0%   57.5%   58.8%
Dividend yield..............................................      0%      0%      0%
Weighted average fair value of options granted during the
  year......................................................  $6.75   $3.98   $6.13

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the three years ended December 31, 2001 would have been as follows:

                                                             2001      2000     1999
                                                            -------   ------   ------
Net income
  As reported.............................................  $12,078   $6,731   $2,223
  Pro forma...............................................   11,381    5,870      760
Basic earnings per share
  As reported.............................................  $  0.58   $ 0.32   $ 0.11
  Pro forma...............................................  $  0.55   $ 0.28   $ 0.04
Diluted earnings per share
  As reported.............................................  $  0.57   $ 0.32   $ 0.11
  Pro forma...............................................  $  0.54   $ 0.28   $ 0.04

NOTE 16-- SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 2001 and 2000.

                                                 1ST          2ND         3RD        4TH
2001                                          QUARTER(1)    QUARTER     QUARTER   QUARTER(2)
----                                          ----------   ----------   -------   ----------
Sales.......................................   $66,239      $74,868     $76,047    $68,746
Gross profit................................     9,511       10,188      11,980     11,745
Operating income............................       800        1,310       3,852      3,819
Net income..................................     3,867          629       2,287      5,295
Net income per share:
  Basic.....................................   $  0.19      $  0.03     $  0.11    $  0.26
  Diluted...................................   $  0.18      $  0.03     $  0.11    $  0.25

                                                 1ST          2ND         3RD        4TH
2000                                           QUARTER     QUARTER(1)   QUARTER    QUARTER
----                                          ----------   ----------   -------   ----------
Sales.......................................   $70,508      $63,345     $61,723    $53,806
Gross profit................................    10,760        8,926       8,634      7,630
Operating income............................     3,223        1,779       1,697         42
Net income..................................     1,585        4,835         398        (87)
Net income per share:
  Basic.....................................   $  0.08      $  0.23     $  0.02    $    --
  Diluted...................................   $  0.08      $  0.23     $  0.02    $    --

---------------

(1) Net income was favorably affected by the financial settlements from Boeing related to its failure to meet 2000 and 1999 minimum order requirements under terms of a long-term agreement between RTI and Boeing.

(2) Net income was favorably affected by the receipt of a Common Stock distribution in connection with the demutualization of one of the Company's insurance carriers.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors--Compensation of Directors" and "Executive Compensation" in the 2001 Proxy Statement, to be filed at a later date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information--Security Ownership" in the 2001 Proxy Statement, to be filed at a later date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, to be filed at a later date.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) See Index to Exhibits.

(B) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2001

     On December 26, 2001, the Company filed a report on Form 8-K reporting Item 5., announcing receipt of common stock valued at $6.6 million

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

Dated: March 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
CRAIG R. ANDERSSON, Director;

NEIL A. ARMSTRONG, Director;

DANIEL I. BOOKER, Director;

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

JOHN H. ODLE, Director;

WESLEY W. VON SCHACK, Director

                   /s/ TIMOTHY G. RUPERT                                 March 14, 2002
------------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                   /s/ TIMOTHY G. RUPERT                                 March 14, 2002
------------------------------------------------------------
                        T. G. Rupert
     Director and President and Chief Executive Officer
               (Principal Executive Officer)

                               INDEX TO EXHIBITS

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                              NUMBER
-------                          -----------                            ----------

 2.0     Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 1
 2.1     Stock Purchase Agreement, dated as of October 1, 1998, by
         and among RTI International Metals, Inc., New Century
         Metals, Inc., Richard R. Burkhart and Joseph H. Rice,
         incorporated by reference to Exhibit 2.1 and 2.2 to the
         Company's Current Report on Form 8-K dated October 15, 1998
 2.2     Asset Purchase Agreement, dated October 1, 1998, by and
         among Weld-Tech Engineering Services, L.P. and Weld-Tech
         Engineering, L.P., incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
         October 15, 1998
 3.1     Amended and Restated Articles of Incorporation of the
         Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1999
 3.2     Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
         Statement on Form S-4 No. 333-61935
 4.1     Credit Agreement between RTI International Metals, Inc. and
         PNC Bank, National Association, as agent; Mellon Bank,
         National Association of Pennsylvania and Bank One, National
         Association as co-agents, dated as of September 30, 1998,
         incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
         1998
 4.2     Amendment to Credit Agreement between RTI International
         Metals, Inc. and PNC Bank, National Association, as agent:
         Mellon Bank, National Association of Pennsylvania and Bank
         One, National Association, as co-agents, dated May 11, 2000, incorporated by reference to Exhibit 4.2 to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         2000
10.1     RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 2
10.2     RMI Titanium Company 1989 Stock Option Incentive Plan,
         incorporated by reference to exhibit 10.4 to the Company's
         Registration Statement on Form S-1 No. 33-30667 Amendment
         No. 2.
10.3     RTI International Metals, Inc. Supplemental Pension Plan
         effective August 1, 1987, and amended as of January 28,
         2000, incorporated by reference to Exhibit 10.5 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 2000
10.4     RTI International Metals, Inc. Excess Benefits Plan
         effective July 18, 1991, as amended January 28, 2000,
         incorporated by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         2000
10.5     RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
10.6     Employment agreement, dated August 1, 1999, between the
         Company and John H. Odle, incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.7     Employment agreement, dated August 1, 1999, between the
         Company and T. G. Rupert, incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.8     Employment agreement, dated August 1, 1999 between the
         Company and Dawne S. Hickton, incorporated by reference to
         Exhibit 10.12 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                              NUMBER
-------                          -----------                            ----------
10.9     Employment agreement, dated August 1, 1999 between the
         Company and Lawrence W. Jacobs, incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.10    Employment agreement, dated November 1, 1999, between the
         Company and Gordon L. Berkstresser, incorporated by
         reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999
21       Subsidiaries of the Company
23.1     Consent of PricewaterhouseCoopers LLP
24       Powers of Attorney
99.1     Financial Statements of The RMI Employee Savings and
         Investment Plan for the year ended December 31, 2001 (to be filed by amendment)
99.2     Financial Statements of The RMI Bargaining Unit Employee
         Savings and Investment Plan for the year ended December 31,
         2001 (to be filed by amendment)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of RTI International Metals, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 25, 2002, appearing in this Annual Report on Form 10-K of RTI International Metals, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in connection with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 25, 2002

                         RTI INTERNATIONAL METALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                           (CHARGED)
                                             BALANCE AT   CREDITED TO   WRITEOFFS              BALANCE
                                             BEGINNING     COSTS AND     AGAINST               AT END
                DESCRIPTION                   OF YEAR      EXPENSES     ALLOWANCE    OTHER     OF YEAR
                -----------                  ----------   -----------   ---------   --------   -------
Year ended December 31, 2001:
  Allowance for doubtful accounts..........   $  (926)       $(820)       $527      $     --   $(1,219)
                                              =======        =====        ====      ========   =======
  Valuation allowance for deferred income
     taxes.................................   $    --        $  --        $ --      $     --   $    --
                                              =======        =====        ====      ========   =======
Year ended December 31, 2000:
  Allowance for doubtful accounts..........   $(1,454)       $ 197        $331      $     --   $  (926)
                                              =======        =====        ====      ========   =======
  Valuation allowance for deferred income
     taxes.................................   $  (312)       $  --        $312      $     --   $    --
                                              =======        =====        ====      ========   =======
Year ended December 31, 1999:
  Allowance for doubtful accounts..........   $(1,067)       $(256)       $ --      $   (131)(a) $(1,454)
                                              =======        =====        ====      ========   =======
  Valuation allowance for deferred income
     taxes.................................   $    --        $(312)       $ --      $     --   $  (312)
                                              =======        =====        ====      ========   =======

---------------

(a) Allowance for doubtful accounts recorded in final opening balance sheet of subsidiaries acquired in fourth quarter of 1998.