Form 10-Q
period 2002-03-31
RTI INTERNATIONAL METALS INC
filed 2002-05-14
CIK 1068717

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



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.



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

     At May 1, 2002, 20,787,155 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                     INDEX

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
       Consolidated Statement of Operations.................    1
       Consolidated Balance Sheet...........................    2
       Consolidated Statement of Cash Flows.................    3
       Consolidated Statement of Shareholders' Equity.......    4
       Selected Notes to Consolidated Financial
        Statements..........................................    5

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition..................   12

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.........................................   18

                   PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
        Holders.............................................   19

Item 6. Exhibits and Reports on Form 8-K....................   19

Signatures..................................................   20

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                   QUARTER ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Sales.......................................................  $   65,678   $   66,239
Operating costs:
Cost of sales...............................................      51,882       56,728
Selling, general and administrative expenses................       9,060        8,349
Research, technical and product development expenses........         360          362
                                                              ----------   ----------
     Total operating costs..................................      61,302       65,439
                                                              ----------   ----------
Operating income............................................       4,376          800
Other income, net (Note 5)..................................       8,936        6,049
Interest expense............................................        (147)        (210)
                                                              ----------   ----------
Income before income taxes..................................      13,165        6,639
Provision for income taxes (Note 3).........................       5,134        2,581
                                                              ----------   ----------
Income before cumulative effect of change in accounting
  principle.................................................       8,031        4,058
Cumulative effect of change in accounting principle (Note
  8)........................................................          --         (191)
                                                              ----------   ----------
Net income..................................................  $    8,031   $    3,867
                                                              ==========   ==========
Earnings per common share (Note 4)
Income before cumulative effect of change in accounting
  principle:
  Basic.....................................................  $     0.39   $     0.19
                                                              ----------   ----------
  Diluted...................................................  $     0.38   $     0.19
                                                              ==========   ==========
Net income:
  Basic.....................................................  $     0.39   $     0.19
                                                              ----------   ----------
  Diluted...................................................  $     0.38   $     0.18
                                                              ==========   ==========
Weighted average shares used to compute earnings per share:
  Basic.....................................................  20,767,586   20,890,835
                                                              ----------   ----------
  Diluted...................................................  20,898,346   21,184,026
                                                              ==========   ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
ASSETS:
  Cash and cash equivalents.................................   $ 14,182       $  8,036
  Receivables -- less allowance for doubtful accounts of
     $1,413 and $1,219......................................     58,900         50,572
  Inventories, net (Note 6).................................    166,243        158,561
  Deferred income taxes.....................................      8,096          7,418
  Other current assets......................................      6,061         13,136
                                                               --------       --------
     Total current assets...................................    253,482        237,723
  Property, plant and equipment, net........................     96,124         98,375
  Goodwill..................................................     34,133         34,133
  Other noncurrent assets...................................     17,284         17,520
                                                               --------       --------
     Total assets...........................................   $401,023       $387,751
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................   $ 18,038       $ 17,799
  Accrued wages and other employee costs....................      7,749          7,494
  Other accrued liabilities.................................     24,021         11,173
                                                               --------       --------
     Total current liabilities..............................     49,808         36,466
Long-term debt..............................................         --             --
Accrued postretirement benefit cost.........................     19,940         19,940
Deferred income taxes.......................................      1,296          1,296
Accrued pension cost........................................     10,681         17,787
Other noncurrent liabilities................................      5,294          5,287
                                                               --------       --------
     Total liabilities......................................     87,019         80,776
                                                               --------       --------
Commitments and contingencies (Note 5)......................
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,087,454 and 21,035,454 shares issued;
     20,782,604 and 20,730,604 shares outstanding...........        211            210
  Additional paid-in capital................................    242,075        241,579
  Deferred compensation.....................................     (2,517)        (2,278)
  Treasury stock, at cost; 304,850 shares...................     (2,612)        (2,612)
  Accumulated other comprehensive (loss)....................     (8,677)        (7,417)
  Retained earnings.........................................     85,524         77,493
                                                               --------       --------
Total shareholders' equity..................................    314,004        306,975
                                                               --------       --------
     Total liabilities and shareholders' equity.............   $401,023       $387,751
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

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 8,031    $ 3,867
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................    3,143      3,230
  Deferred income taxes.....................................     (678)        --
  Stock-based compensation and other........................    1,000        266
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................   (8,522)    (6,083)
  Inventories...............................................   (7,682)     3,383
  Accounts payable..........................................      239     (3,261)
  Other current liabilities.................................   13,103      6,447
  Other assets and liabilities..............................   (1,042)       762
                                                              -------    -------
       Cash provided by operating activities................    7,592      8,611
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (1,464)    (2,351)
                                                              -------    -------
       Cash used in investing activities....................   (1,464)    (2,351)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................       18        190
  Net borrowings and repayments under revolving credit
     agreement..............................................       --     (6,800)
  Purchase of common stock held in treasury.................       --        (42)
                                                              -------    -------
       Cash provided by (used in) financing activities......       18     (6,652)
                                                              -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    6,146       (392)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    8,036      6,374
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $14,182    $ 5,982
                                                              =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $    79    $   374
  Cash paid for income taxes................................  $   365    $   192
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $   479    $   544
  Capital lease obligations incurred........................  $    --    $    --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                ADDT'L.                   TREASURY                  OTHER
                           SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                         OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                         -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2001.................  20,730,604     $210    $241,579     $(2,278)     $(2,612)   $77,493       $(7,417)     $306,975
Shares issued for
  directors'
  compensation.........          --       --          --          --           --         --            --            --
Shares issued for
  restricted stock
  award plans..........      50,000        1         478        (479)          --         --            --            --
Compensation expense
  recognized...........          --       --          --         240           --         --            --           240
Treasury common stock
  purchased at cost....          --       --          --          --           --         --            --            --
Exercise of employee
  stock options
  including tax
  benefit..............       2,000       --          18          --           --         --            --            18
Net income.............          --       --          --          --           --      8,031            --         8,031
Unrealized gains on
  investments held for
  sale.................          --       --          --          --           --         --        (1,260)       (1,260)
Comprehensive income...
                         ----------     ----    --------     -------      -------    -------       -------      --------
Balance at March 31,
  2002.................  20,782,604     $211    $242,075     $(2,517)     $(2,612)   $85,524       $(8,677)     $314,004
                         ==========     ====    ========     =======      =======    =======       =======      ========


                         COMPREHENSIVE
                            INCOME
                         -------------
Balance at December 31,
  2001.................
Shares issued for
  directors'
  compensation.........
Shares issued for
  restricted stock
  award plans..........
Compensation expense
  recognized...........
Treasury common stock
  purchased at cost....
Exercise of employee
  stock options
  including tax
  benefit..............
Net income.............     $ 8,031
Unrealized gains on
  investments held for
  sale.................      (1,260)
                            -------
Comprehensive income...     $ 6,771
                            =======
Balance at March 31,
  2002.................

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

NOTE 3 -- INCOME TAXES

     In the three months ended March 31, 2002, the Company recorded an income tax expense of $5.1 million, or 39% of pre-tax income compared to an expense of $2.6 million, or 39% for the three months ended March 31, 2001. The effective tax rate for the three-month periods ended March 31, 2002 and March 31, 2001 of 39% exceeded the federal statutory rate of 35% primarily as a result of state income taxes. The effective tax rate for the three-month period ended March 31, 2001 also exceeded the federal statutory rate of 35% due to non-deductible goodwill amortization.

                         RTI INTERNATIONAL METALS, INC.

NOTE 4 -- EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001 are as follows (in thousands except number of shares and per share amounts):

                                                            QUARTER ENDED MARCH 31
                                                        -------------------------------
                                                         NET                  EARNINGS
                                                        INCOME     SHARES     PER SHARE
                                                        ------   ----------   ---------
                         2002
Basic EPS.............................................  $8,031   20,767,586    $ 0.39
Effect of potential common stock:
  Stock options.......................................      --      130,760     (0.01)
                                                        ------   ----------    ------
Diluted EPS...........................................  $8,031   20,898,346    $ 0.38
                                                        ======   ==========    ======
                         2001
Basic EPS.............................................  $3,867   20,890,835    $ 0.19
Effect of potential common stock:
  Stock options.......................................      --      293,191     (0.01)
                                                        ------   ----------    ------
Diluted EPS...........................................  $3,867   21,184,026    $ 0.18
                                                        ======   ==========    ======

914,512 and 565,854 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2002 and 2001, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     Under a 1990 reorganization, the Company agreed to indemnify USX and Quantum against liabilities related to their ownership of RMI and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Quantum in 1964.

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

                         RTI INTERNATIONAL METALS, INC.

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The Company and twelve other parties entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement. Cleanup began in 2000 and is expected to be completed in mid 2002. The current estimate of the remaining cost of remediation of the Fields Brook site is approximately $8 million.

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

     At March 31, 2002, the amount accrued for future environmental-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) in a range from $1.9 to $2.3 million. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

  Gain Contingency

     In 2000, RTI made a claim against Boeing Commercial Airplane Group for approximately $6 million for contractual amounts due in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 2000. Actual shipments were approximately 1.1 million pounds. This claim was treated as a gain contingency under Statements of Financial Accounting Standards No. 5, "Accounting for Contingencies" (FAS 5), deferring the realization of income until Boeing satisfied the claim.

     On March 19, 2001, Boeing satisfied the above-mentioned 2000 contractual claim for approximately $6 million. The financial impact of this settlement was recorded in other income in the first quarter of 2001.

     In 2001, RTI made a similar claim against Boeing Commercial Airplane Group for approximately $7 million in connection with the terms of their long-term supply agreement. Under the terms of the contract, Boeing was required to order a minimum of 3.25 million pounds of titanium during 2001. Actual shipments

                         RTI INTERNATIONAL METALS, INC.

were approximately 0.9 million pounds. This claim was also treated as a gain contingency under FAS 5, deferring realization of income until Boeing satisfied the claim.

     On March 6, 2002, Boeing satisfied the above-mentioned 2001 contractual claim for approximately $7 million. The financial impact of this settlement was recorded in other income in the first quarter of 2002.

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

NOTE 6 -- INVENTORIES:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Raw material and supplies...................................  $ 29,393      $ 30,304
Work-in-process and finished goods..........................   151,897       142,041
LIFO adjustment.............................................   (15,047)      (13,784)
                                                              --------      --------
  Inventories, at LIFO cost.................................  $166,243      $158,561
                                                              ========      ========

                         RTI INTERNATIONAL METALS, INC.

NOTE 7 -- SEGMENT REPORTING:

     The Company's reportable segments are the Titanium Group and the Fabrication and Distribution Group. Segment information for the three-month periods ended March 31, 2002 and 2001 is as follows:

                                                                 QUARTER ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
NET SALES:
Titanium
  Trade.....................................................  $ 28,345   $ 26,602
  Intersegment..............................................    14,207     13,690
                                                              --------   --------
                                                                42,552     40,292
Fabrication and distribution
  Trade.....................................................    33,888     36,139
  Intersegment..............................................       375         43
                                                              --------   --------
                                                                34,263     36,182
Other operations............................................     3,445      3,498
Adjustments and eliminations................................   (14,582)   (13,733)
                                                              --------   --------
     Total net sales........................................  $ 65,678   $ 66,239
                                                              ========   ========
OPERATING INCOME:
Titanium....................................................  $  4,032   $   (503)
Fabrication and distribution................................       229      1,129
Other operations............................................       115        174
                                                              --------   --------
     Total operating income.................................     4,376        800
RECONCILIATION OF OPERATING INCOME TO REPORTED INCOME BEFORE
  TAXES:
  Other income -- net.......................................     8,936      6,049
  Interest expense..........................................      (147)      (210)
                                                              --------   --------
     Reported income before taxes...........................  $ 13,165   $  6,639
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

     The Company adopted SFAS No. 133 on January 1, 2001. A charge of approximately $0.2 million, net of a tax benefit of approximately $0.1 million, was recorded as a cumulative effect of adoption of SFAS No. 133 in the Company's results of operations for the first quarter of 2001. The charge represented the fair value of the net liability of a foreign currency forward purchase contract upon adoption.

NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets".

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

     FAS 141 must be applied to all business combinations initiated or completed after June 30, 2001. FAS 142 must have been adopted as of January 1, 2002. The Company adopted FAS 142 in the first quarter of fiscal 2002 and discontinued the amortization of goodwill. Management has completed a preliminary evaluation of its existing goodwill for impairment in accordance with FAS 142 and does not believe the new standard will have a material impact. A final evaluation is expected to be completed by June 30, 2002. The following table sets forth the effect of discontinuing of goodwill amortization as required by FAS 142:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Income before income taxes, as reported.....................  $13,165    $6,639
Add back: Goodwill amortization.............................       --       413
                                                              -------    ------
Income before income taxes, as adjusted.....................  $13,165    $7,052
                                                              =======    ======
Net income, as reported.....................................  $ 8,031    $3,867
Add back: Effect of goodwill amortization...................       --       252
                                                              -------    ------
Net income, as adjusted.....................................  $ 8,031    $4,119
                                                              =======    ======
Basic earnings per share, as reported.......................  $  0.39    $ 0.19
Add back: Effect of goodwill amortization...................       --      0.01
                                                              -------    ------
Basic earnings per share, as adjusted.......................  $  0.39    $ 0.20
                                                              =======    ======
Diluted earnings per share, as reported.....................  $  0.38    $ 0.18
Add back: Effect of goodwill amortization...................       --      0.01
                                                              -------    ------
Diluted earnings per share, as adjusted.....................  $  0.38    $ 0.19
                                                              =======    ======

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

                         RTI INTERNATIONAL METALS, INC.

     In September 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 144 are: (1) the removal of goodwill from the scope of this standard; (2) prescribes a probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) prescribes a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. The Company adopted FAS 144 in the first quarter of 2002 and there was not a material financial impact.

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

  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31,
2001

  Net Sales

     Net sales decreased to $65.7 million for the three months ended March 31, 2002 compared to net sales of $66.2 million in the corresponding 2001 period. Sales for the Company's Titanium Group and Other operations amounted to $31.8 million in the three months ended March 31, 2002 compared to $30.1 million in the same period of 2001. Titanium Group net sales increased as a result of an increase in mill product shipments, partially offset by lower average realized prices as product mix shifted to lower priced products. Shipments of titanium mill products were 2.8 million pounds in the three months ended March 31, 2002, compared to 2.4 million pounds for the same period in 2001. Mill product shipments in the three months ended March 31, 2002 were higher than those in 2001 as demand for forged mill products for aerospace and energy markets improved. Average realized prices on mill products for the three months ended March 31, 2002 decreased to $13.22 per pound from $14.97 per pound in 2001. The decrease in average realized prices for mill products resulted primarily from an increased mix of lower value-added forged mill products when compared to 2001. Sales for the Company's Fabrication and Distribution Group amounted to $33.9 million in the three months ended March 31, 2002, compared to $36.1 million in the same period of 2001. This decrease reflects reduced demand in distribution sales in the United States and Europe, partially offset by an increase in energy market sales.

  Gross Profit

     Gross profit amounted to $13.8 million, or 21.0% of sales for the three months ended March 31, 2002 compared to a gross profit of $9.5 million or 14.4% for the comparable 2001 period. Gross margin improved as a result of continuing Titanium Group cost reduction efforts and increased sales in energy markets, partially offset by reduced volume in domestic and European distribution sales.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $9.1 million or 13.8% of sales for the three months ended March 31, 2002, compared to $8.3 million or 12.6% of sales for the same period in 2001. The increase in selling, general and administrative expenses reflects the impact of an increase in estimated employee benefit liabilities and additional accruals for employee bonus compensation.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $0.4 million in 2002 compared to $0.4 million during the same period in 2001.

  Operating Income

     Operating income for the three months ended March 31, 2002 amounted to $4.4 million, or 6.7% of sales compared to $0.8 million, or 1.2% of sales, in the same period of 2001. This change consists of an increase in operating income from the Titanium Group of $4.5 million primarily due to continuing cost reduction efforts. This increase was partially offset by a decrease in operating income in the Fabrication and Distribution Group of $0.9 million due to a decrease in demand in domestic and European distribution sales, partially offset by an increase in energy market sales.

  Other Income

     Other income for the three months ended March 31, 2002 amounted to $8.9 million, compared to $6.0 million in the same period of 2001. This increase primarily reflects an increase in the amount received from Boeing in settlement of contractually specified damages for failing to meet minimum order volumes when compared to a similar payment received in 2001. The increase also reflects the gain on the sale of shares received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant.

  Interest Expense

     Interest expense for the three months ended March 31, 2002 amounted to $0.1 million compared to $0.2 million in the same period of 2001. The decrease is primarily the result of reduced borrowing levels.

  Income Taxes

     In the three months ended March 31, 2002, the Company recorded an income tax expense of $5.1 million compared to a $2.6 million expense recorded in the same period in 2001. The effective tax rates for the three months ended March 31 of 2002 and 2001 were approximately 39%. The effective tax rate of 39% for the three months ended March 31, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate of 39% for the three months ended March 31, 2001 was greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

  Cumulative Effect of Change in Accounting Principle

     The cumulative effect of change in accounting principle for the three months ended March 31, 2001 of $0.2 million, net of $0.1 million in income taxes, resulted from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 2001. The gross charge of $0.3 million represented the recognition of the net liability for the fair value of a foreign currency forward purchase contract upon adoption.

  Net Income

     Net income for the three months ended March 31, 2002 amounted to $8.0 million or 12.2% of sales, compared to $3.9 million or 5.8% of sales in the comparable 2001 period. This change consists of an increase in operating income from the Titanium Group of $4.5 million primarily due to continuing cost reduction efforts. This increase was partially offset by a decrease in operating income in the Fabrication and Distribution Group of $0.9 million due to a decrease in demand in domestic and European distribution sales, partially offset by an increase in energy market sales. This increase also reflects an increase in the amount received from Boeing in settlement of contractually specified damages for failing to meet minimum order volumes when compared to similar amounts received in 2001; and the gain on the sale of shares received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant.

OUTLOOK

     The terrorist attacks of September 11, 2001, and their effect on the general economy, will have a significant influence on business conditions for several years.

  Commercial Aerospace Markets

     The largest impact is likely to be on commercial aerospace markets, which historically provides approximately 35-40% of RTI's sales. Airline operators experienced a dramatic drop in travel immediately following September 11, which is expected to result in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, have adjusted their build rates beginning in 2002 downward to reflect the expected change in demand. The most current information indicates a drop in commercial aircraft production this year of about 30-40% at Boeing and about 20-25% at Airbus, or a total combined reduction of approximately 30%. Neither aircraft producer has, as yet, issued firm build schedules beyond 2002, and all build schedules are subject to change, and are highly dependent on airline passenger travel and airline profitability. Therefore, the exact magnitude of the downturn on commercial aerospace remains uncertain for 2002.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by 6 to 18 months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Discussions are ongoing with RTI's customers concerning their requirements for the commercial aircraft business over the next twelve months. It is expected that shipments from RTI to this segment will be reduced substantially in 2002. The impact on the Company could include order cancellations or delays or both.

     The near-term effect of the reduction in commercial aircraft demand on RTI will be mitigated somewhat by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI supplies Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1998, has an initial term of five years, and is subject to review by the parties prior to expiration in 2003. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, and 2001, Boeing settled claims of approximately $6 million in both 2000 and 2001, and $7 million in 2002.

     On April 26, 2002, RTI, through its European subsidiary, RTI Europe Ltd., entered into a new contract with Europe's largest aerospace group, European Aeronautic Defense and Space Company ("EADS"), to supply value-added titanium products and parts through 2004, subject to extension. The products will be used in military aircraft, including the Eurofighter Typhoon and the Airbus family of civil aircraft. In addition to mill products, RTI will supply cut, shaped and machined items direct to EADS and Airbus manufacturing plants in France, Germany, Spain and the UK from its value-added processing facilities in Europe. The contract continues RTI's long-term involvement in these programs and is expected to make RTI the second largest titanium supplier to Airbus.

  Defense Markets

     The importance of military markets to RTI, which historically provides approximately 30% of revenues, is expected to rise in 2002 and beyond due to increased defense budgets, and increased hardware purchases by the U.S. Government, partially brought about by the events of September 11, 2001. It is estimated that overall titanium consumption will be increased within this segment in 2002 globally, but it is not expected to offset the total decline in the market caused by the drop in the commercial aerospace sector. RTI believes it is well positioned to provide mill products and fabrications to this segment if increased consumption is required to support defense needs. RTI supplies titanium and other materials to most military aerospace programs, including the F-22, C-17, F/A-18, F-15, and in Europe, the Mirage, Rafale, Eurofighter and recently announced A-400M transport.

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

     Revenues from oil and gas markets are expected to reach new highs for RTI in 2002, due to the increase in offshore, deep water projects predicted over the next several years. Despite the weak economy, the Company believes that oil and gas exploration will continue at an accelerated pace for the next several years.

     On October 1, 2001, RTI Energy Systems, Inc. ("RTIES"), was selected by Atlantia Offshore Limited to provide engineering, procurement, and manufacturing of the production riser systems for their Matterhorn Project in the Gulf of Mexico. Atlantia selected the RTIES production riser system design, which includes high fatigue performance RTIES produced connectors. RTIES will also supply critical riser tensioning equipment and structural components. The initial purchase order exceeds $6 million.

     Also, on April 1, 2002, RTIES, was selected to produce production riser equipment in connection with Unocal's West Seno Project off the coast of Indonesia. RTIES will provide the high-fatigue riser engineering design, in addition to the manufacture of components using a combination of titanium and steel. The system will incorporate RTIES proprietary high-fatigue connectors, keel and transition joints, as well as RTIES titanium tapered stress joints. The West Seno Project incorporates a number of unique design requirements and is well suited for RTIES engineered products and capabilities in the application of both steel and titanium within the same riser system. The contract value will be in excess of $12 million.

     If the general economy declines, demand from consumer market customers, such as chemical processing companies, may decrease.

  Backlog

     The Company's order backlog for all market segments decreased to $127 million as of March 31, 2002, from $143 million at December 31, 2001, principally due to a reduction in demand for titanium mill products from aerospace markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $7.6 million in the first three months of 2002 compared to $8.6 million in the first three months of 2001. The change in net cash flows from operating activities for the three months ended March 31, 2002, compared to the same period in 2001, primarily reflects an increase in net income and other current liabilities, offset by an increase in accounts receivable and inventory. In 2002, $3.9 million was used as working capital increased, and in 2001, $1.2 million was generated through a reduction in working capital and other balance sheet line items. The Company's working capital ratio was 5.1 to 1 at March 31, 2002.

     During the first three months of 2002 and 2001, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that it will be able to fund its capital expenditure requirements for the balance of 2002 with funds generated by operations.

     At March 31, 2002, the Company maintained a credit agreement which provided up to a maximum of $100 million of borrowing capacity. At March 31, 2002, there were no borrowings under this facility.

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

CREDIT AGREEMENT

     At March 31, 2002, the Company maintained a credit agreement entered into on September 30, 1998, which provided a $100 million five-year unsecured revolving credit facility. The Company could borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     On April 26, 2002, the Company entered into a new unsecured credit agreement with a group of banks led by PNC Bank of Pittsburgh as agent. This arrangement replaced the previously existing facility and will continue to provide a maximum of $100 million of borrowing capacity through May 2005.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At March 31, 2002, there were no borrowings outstanding under the facility and the Company had a borrowing capacity equal to the total amount of the agreement.

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

     At March 31, 2002, the amount accrued for future environment-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) in a range from $1.9 to $2.3 million. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the first three months of 2002 and 2001 amounted to $1.5 and $2.4 million, respectively. The Company has anticipated total capital spending for 2002 of approximately $11.0 million. Based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and/or timing of capital spending could be affected.

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

     FAS 141 must be applied to all business combinations initiated or completed after June 30, 2001. The Company adopted FAS 142 in the first quarter of 2002 and discontinued amortization of goodwill. The impact of discontinuing the amortization of goodwill increased net income in the first quarter of 2002 by approximately $0.3 million, or one cent per share when compared to the first quarter of 2001. Management has completed a preliminary evaluation of its existing goodwill for impairment in accordance with FAS 142. The final assessment is expected to be completed by June 30, 2002. Management does not believe it will have a material impact on the Company.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

     In September 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 144 are: (1) the removal of goodwill from the scope of this standard; (2) prescribes a probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) prescribes a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. The Company adopted FAS 144 in the first quarter of 2002 and there was not a material financial impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information has not been included as it is not material to the Company.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
3.1   Amended and Restated Articles of Incorporation of the
      Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1999.
3.2 Amended Code of Regulations of the Company, incorporated by Reference to Exhibit 3.3 to the Company's Registration
      Statement on Form S-4 No. 333-61935.
      (b) There were no reports on Form 8-K filed for the quarter ended March 31, 2002.

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

Date: May 14, 2002

                                                                       By: /s/ L. W. JACOBS
                                                         -------------------------------------------------
                                                                           L. W. Jacobs
                                                             Vice President & Chief Financial Officer