Form 10-K/A
period 2001-12-31
RTI INTERNATIONAL METALS INC
filed 2002-06-28
CIK 1068717

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

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 2001
                                       OF

                         RTI INTERNATIONAL METALS, INC.

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 2001, so that, as amended, such Items read as set forth herein.

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

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                              NUMBER
-------                          -----------                            ----------
10.9     Employment agreement, dated August 1, 1999 between the
         Company and Lawrence W. Jacobs, incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.10    Employment agreement, dated November 1, 1999, between the
         Company and Gordon L. Berkstresser, incorporated by
         reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999
21       Subsidiaries of the Company
23.1     Consent of PricewaterhouseCoopers LLP (previously filed)
23.2     Consent of Pricewaterhouse Coopers LLP
24       Powers of Attorney
99.1     Financial Statements of The RMI Employee Savings and
         Investment Plan for the year ended December 31, 2001
99.2     Financial Statements of The RMI Bargaining Unit Employee
         Savings and Investment Plan for the year ended December 31,
         2001