Form 10-Q
period 2002-06-30
RTI INTERNATIONAL METALS INC
filed 2002-08-14
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

     At August 1, 2002, 20,769,983 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2002

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1.  Consolidated Financial Statements:
     Consolidated Statement of Operations...................    2
     Consolidated Balance Sheet.............................    3
     Consolidated Statement of Cash Flows...................    4
     Consolidated Statement of Shareholders' Equity.........    5
     Selected Notes to Consolidated Financial Statements....    6

Item 2.  Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   13

Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................   21

PART II--OTHER INFORMATION..................................   22

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................   22

Item 6.  Exhibits and Reports on Form 8-K...................   22

Signatures..................................................   23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  QUARTER ENDED             SIX MONTHS ENDED
                                                     JUNE 30                     JUNE 30
                                            -------------------------   -------------------------
                                               2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
Sales.....................................  $    72,943   $    74,868   $   138,621   $   141,107
Operating costs:
Cost of sales.............................       58,453        64,680       110,335       121,408
Selling, general and administrative
  expenses................................        8,470         8,340        17,530        16,689
Research, technical and product
  development expenses....................          349           538           709           900
                                            -----------   -----------   -----------   -----------
     Total operating costs................       67,272        73,558       128,574       138,997
Operating income..........................        5,671         1,310        10,047         2,110
Other income, net (Note 7)................          149          (169)        9,085         5,881
Interest expense..........................          141           113           288           323
                                            -----------   -----------   -----------   -----------
Income before income taxes................        5,679         1,028        18,844         7,668
Provision for income taxes (Note 3).......        2,215           399         7,349         2,981
                                            -----------   -----------   -----------   -----------
Income before cumulative effect of change
  in accounting principle.................        3,464           629        11,495         4,687
Cumulative effect of change in accounting
  principle (Note 9)......................           --            --            --          (191)
                                            -----------   -----------   -----------   -----------
Net income................................  $     3,464   $       629   $    11,495   $     4,496
                                            ===========   ===========   ===========   ===========
Earnings per common share (Note 4)
Income before cumulative effect of change
  in accounting principle:
  Basic...................................  $      0.17   $      0.03   $      0.55   $      0.22
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.17   $      0.03   $      0.55   $      0.22
                                            ===========   ===========   ===========   ===========
Net income:
  Basic...................................  $      0.17   $      0.03   $      0.55   $      0.22
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.17   $      0.03   $      0.55   $      0.21
                                            ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic...................................   20,781,346    20,895,667    20,774,504    20,893,264
                                            -----------   -----------   -----------   -----------
  Diluted.................................   20,974,605    21,143,242    20,905,297    21,164,149
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
ASSETS:
  Cash and cash equivalents.................................   $ 22,943       $  8,036
  Receivables--less allowance for doubtful accounts of
     $1,253 and $1,219......................................     45,875         50,572
  Inventories, net (Note 5).................................    167,329        158,561
  Deferred income taxes.....................................      8,096          7,418
  Other current assets......................................      5,059         13,136
                                                               --------       --------
     Total current assets...................................    249,302        237,723
  Property, plant and equipment, net........................     94,122         98,375
  Goodwill..................................................     34,133         34,133
  Other noncurrent assets...................................     17,444         17,520
                                                               --------       --------
     Total assets...........................................   $395,001       $387,751
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................   $ 14,368       $ 17,799
  Accrued wages and other employee costs....................      8,134          7,494
  Unearned revenue (Note 6).................................      8,187          6,133
  Income taxes payable......................................      3,557             29
  Other accrued liabilities.................................      5,395          5,011
                                                               --------       --------
     Total current liabilities..............................     39,641         36,466
  Long-term debt............................................         --             --
  Accrued postretirement benefit cost.......................     19,940         19,940
  Deferred income taxes.....................................      1,296          1,296
  Accrued pension cost......................................     11,551         17,787
  Other noncurrent liabilities..............................      5,078          5,287
                                                               --------       --------
     Total liabilities......................................     77,506         80,776
  Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,095,588 and 21,035,454 shares issued;
     20,770,738 and 20,730,604 shares outstanding...........        211            210
  Additional paid-in capital................................    242,133        241,579
  Deferred compensation.....................................     (2,329)        (2,278)
  Treasury stock, at cost; 324,850 and 304,850 shares.......     (2,831)        (2,612)
  Accumulated other comprehensive (loss)....................     (8,677)        (7,417)
  Retained earnings.........................................     88,988         77,493
                                                               --------       --------
     Total shareholders' equity.............................    317,495        306,975
                                                               --------       --------
          Total liabilities and shareholders' equity........   $395,001       $387,751
                                                               ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $11,495   $  4,496
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................    6,269      6,450
  Deferred income taxes.....................................     (678)      (123)
  Stock-based compensation and other........................    1,170        998
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................    4,236    (15,440)
  Inventories...............................................   (8,517)     5,577
  Accounts payable..........................................   (3,431)        12
  Other current liabilities.................................    6,907     10,169
  Other assets and liabilities..............................      943      1,218
                                                              -------   --------
       Cash provided by operating activities................   18,394     13,357
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (2,609)    (5,976)
                                                              -------   --------
       Cash used in investing activities....................   (2,609)    (5,976)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................       76        292
  Net borrowings and repayments under revolving credit
     agreement..............................................       --     (8,900)
  Purchase of common stock held in treasury.................     (219)      (189)
  Deferred charges related to credit facility...............     (735)        --
                                                              -------   --------
       Cash used in financing activities....................     (878)    (8,797)
                                                              -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   14,907     (1,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    8,036      6,374
                                                              -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $22,943   $  4,958
                                                              =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $   174   $    587
  Cash paid for income taxes................................  $ 3,806   $  1,882
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $   479   $    544
  Capital lease obligations incurred........................  $    --   $     --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                      ACCUMULATED
                                                     ADDT'L.                   TREASURY                  OTHER
                                SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                              OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                              -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2001......................  20,730,604     $210    $241,579     $(2,278)     $(2,612)   $77,493       $(7,417)     $306,975
Shares issued for restricted
  stock award plans.........      50,000        1         478        (479)          --         --            --            --
Compensation expense
  recognized................          --       --          --         428           --         --            --           428
Treasury common stock
  purchased at cost.........     (20,000)      --          --          --         (219)        --            --          (219)
Exercise of employee stock
  options including tax
  benefit...................      10,134       --          76          --           --         --            --            76
Net income..................          --       --          --          --           --     11,495            --        11,495
Unrealized gains on
  investments held for sale
  (net of tax)..............          --       --          --          --           --         --        (1,260)       (1,260)
Comprehensive income........
                              ----------     ----    --------     -------      -------    -------       -------      --------
Balance at June 30, 2002....  20,770,738     $211    $242,133     $(2,329)     $(2,831)   $88,988       $(8,677)     $317,495
                              ==========     ====    ========     =======      =======    =======       =======      ========


                              COMPREHENSIVE
                                 INCOME
                              -------------
Balance at December 31,
  2001......................
Shares issued for restricted
  stock award plans.........
Compensation expense
  recognized................
Treasury common stock
  purchased at cost.........
Exercise of employee stock
  options including tax
  benefit...................
Net income..................     $11,495
Unrealized gains on
  investments held for sale
  (net of tax)..............      (1,260)
                                 -------
Comprehensive income........     $10,235
                                 =======
Balance at June 30, 2002....

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

NOTE 3--INCOME TAXES

     In the six months ended June 30, 2002, the Company recorded an income tax expense of $7.3 million, or 39% of pre-tax income compared to an expense of $3.0 million, or 39% for the six months ended June 30, 2001. The effective tax rate for the six-month periods ended June 30, 2002 and June 30, 2001 of 39% exceeded the federal statutory rate of 35% primarily as a result of state income taxes. The effective tax rate for the six-month period ended June 30, 2001 also exceeded the federal statutory rate of 35% due to non-deductible goodwill amortization.

NOTE 4--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters and six months ended June 30, 2002 and 2001 are as follows (in thousands except number of shares and per share amounts):

                                           QUARTER ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                      -------------------------------   --------------------------------
                                       NET                  EARNINGS      NET                  EARNINGS
                                      INCOME     SHARES     PER SHARE   INCOME      SHARES     PER SHARE
                                      ------   ----------   ---------   -------   ----------   ---------
2002
Basic EPS...........................  $3,464   20,781,346     $0.17     $11,495   20,774,504     $0.55
Effect of potential common stock:
  Stock options.....................      --      193,259        --          --      130,793        --
                                      ------   ----------     -----     -------   ----------     -----
Diluted EPS.........................  $3,464   20,974,605     $0.17     $11,495   20,905,297     $0.55
                                      ======   ==========     =====     =======   ==========     =====

2001
Basic EPS...........................  $  629   20,895,667     $0.03     $ 4,496   20,893,264     $0.22
Effect of potential common stock:
  Stock options.....................      --      247,575        --          --      270,885     (0.01)
                                      ------   ----------     -----     -------   ----------     -----
Diluted EPS.........................  $  629   21,143,242     $0.03     $ 4,496   21,164,149     $0.21
                                      ======   ==========     =====     =======   ==========     =====

913,846 and 565,727 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended June 30, 2002 and 2001, respectively, and 914,177 and 565,727 have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2002 and 2001, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5--INVENTORIES

                                                   JUNE 30, 2002   DECEMBER 31, 2001
                                                   -------------   -----------------
Raw material and supplies........................    $ 35,873          $ 30,304
Work-in-process and finished goods...............     146,771           142,041
LIFO adjustment..................................     (15,315)          (13,784)
                                                     --------          --------
  Inventories, at LIFO cost......................    $167,329          $158,561
                                                     ========          ========

NOTE 6--UNEARNED REVENUE

     The Company reported a liability for unearned revenue of $8.2 million as of June 30, 2002 and $6.1 million as of December 31, 2001. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues. The change from December 31, 2001 is due to an increase in the Company's energy market business.

NOTE 7--COMMITMENTS AND CONTINGENCIES

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

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Fields Brook Superfund Site and the Ashtabula River Area of Concern. Given the status of the proceedings with respect to these sites, ultimate remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded.

     With regard to the Fields Brook Superfund Site, the Company and twelve other parties entered into an allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the allocation agreement. Cleanup began in 2000 and is expected to be completed in 2002. The current estimate of the remaining cost of remediation of the Fields Brook site is approximately $8 million.

     The Ashtabula River and Harbor has been designated as one of 43 Areas of Concern on the Great Lakes by the International Joint Commission. Fields Brook empties into the Ashtabula River, which in turn flows into Lake Erie. The State of Ohio has appropriated $7 million in state funds to the Ashtabula River dredging project to assist in securing federal funds needed to conduct the dredging. The Company believes it is most appropriate to use public funds to remediate a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan, is complete. To fund the Detailed Design and Remedial Action, the Company has estimated the private contribution to the project could approximate $14 million, of which roughly 10% to 15% is allocated to the Company (before contributions from third parties). It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brooks Superfund site, or, alternatively, as a separate Superfund site. The Company has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan. The Fields Brook PRP group has indicated to the Ashtabula River Partnership the group's willingness to participate in funding in exchange for a release from CERCLA liability.

     At June 30, 2002, the amount accrued for future environmental-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) which could equal from $1.9 to $2.3 million. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 8--SEGMENT REPORTING

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

     Segment information for the three-month and six-month periods ended June 30, 2002 and 2001 is as follows:

                                                            QUARTER ENDED      SIX MONTHS ENDED
                                                               JUNE 30              JUNE 30
                                                          -----------------   -------------------
                                                           2002      2001       2002       2001
                                                          -------   -------   --------   --------
NET SALES:
Titanium
  Trade.................................................  $29,301   $34,701   $ 57,646   $ 61,303
  Intersegment..........................................   18,490    11,702     32,697     25,392
                                                          -------   -------   --------   --------
                                                           47,791    46,403     90,343     86,695
Fabrication and distribution
  Trade.................................................   38,511    36,388     72,399     72,527
  Intersegment..........................................      518       574        893        617
                                                          -------   -------   --------   --------
                                                           39,029    36,962     73,292     73,144
Other operations........................................    5,131     3,779      8,576      7,277
Adjustments and eliminations............................  (19,008)  (12,276)   (33,590)   (26,009)
                                                          -------   -------   --------   --------
     Total net sales....................................  $72,943   $74,868   $138,621   $141,107
                                                          =======   =======   ========   ========
OPERATING INCOME (LOSS):
  Titanium..............................................  $ 4,306   $  (110)  $  8,338   $   (613)
  Fabrication and distribution..........................    1,161     1,251      1,390      2,380
  Other operations......................................      204       169        319        343
                                                          -------   -------   --------   --------
     Total operating income.............................    5,671     1,310     10,047      2,110
RECONCILIATION OF OPERATING INCOME TO REPORTED INCOME
  BEFORE TAXES:
  Other income (loss)--net..............................      149      (169)     9,085      5,881
  Interest expense......................................      141       113        288        323
                                                          -------   -------   --------   --------
     Reported income before taxes.......................  $ 5,679   $ 1,028   $ 18,844   $  7,668
                                                          =======   =======   ========   ========

NOTE 9--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" in June 1998. FAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Changes in the fair value of derivatives will be recognized in income immediately if the derivatives are designated for purposes other than hedging or are deemed not effective as hedges.

     The Company adopted FAS No. 133 on January 1, 2001. A charge of approximately $0.2 million, net of a tax benefit of approximately $0.1 million, was recorded as a cumulative effect of adoption of FAS No. 133 in the Company's results of operations for the first quarter of 2001. The charge represented the fair value of the net liability of a foreign currency forward purchase contract upon adoption.

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

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

     FAS 142 supersedes Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by FAS 142 are:
(1) goodwill and indefinite-lived intangible assets will no longer be amortized;
(2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     FAS 141 must be applied to all business combinations initiated or completed after June 30, 2001. FAS 142 must have been adopted as of January 1, 2002. The Company adopted FAS 142 in the first quarter of fiscal 2002 and discontinued the amortization of goodwill. Management has completed its initial evaluation of its existing goodwill for impairment in accordance with FAS 142. No impairment loss or transition adjustments were required. The following table sets forth the effect of discontinuing of goodwill amortization as required by FAS 142:

                                                               QUARTER ENDED    SIX MONTHS ENDED
                                                                  JUNE 30           JUNE 30
                                                              ---------------   ----------------
                                                               2002     2001     2002      2001
                                                              ------   ------   -------   ------
Income before income taxes, as reported.....................  $5,679   $1,028   $18,844   $7,668
Add back: Goodwill amortization.............................      --      413        --      816
                                                              ------   ------   -------   ------
Income before income taxes, as adjusted.....................  $5,679   $1,441   $18,844   $8,484
                                                              ======   ======   =======   ======
Net income, as reported.....................................  $3,464   $  629   $11,495   $4,496
Add back: Effect of goodwill amortization...................      --      252        --      498
                                                              ------   ------   -------   ------
Net income, as adjusted.....................................  $3,464   $  881   $11,495   $4,994
                                                              ======   ======   =======   ======
Basic earnings per share, as reported.......................  $ 0.17   $ 0.03   $  0.55   $ 0.22
Add back: Effect of goodwill amortization...................      --     0.01        --     0.02
                                                              ------   ------   -------   ------
Basic earnings per share, as adjusted.......................  $ 0.17   $ 0.04   $  0.55   $ 0.24
                                                              ======   ======   =======   ======
Diluted earnings per share, as reported.....................  $ 0.17   $ 0.03   $  0.55   $ 0.21
Add back: Effect of goodwill amortization...................      --     0.01        --     0.02
                                                              ------   ------   -------   ------
Diluted earnings per share, as adjusted.....................  $ 0.17   $ 0.04   $  0.55   $ 0.23
                                                              ======   ======   =======   ======

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition;
(2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

     In September 2001, the FASB issued Statements of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes Statements of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 144 are: (1) the removal of goodwill from the scope of this standard; (2) the standard prescribes a probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) the standard prescribes a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. The Company adopted FAS 144 in the first quarter of 2002 and there was not a material financial impact.

     On April 30, 2002, the FASB issued Statements of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds Statements of Financial Accounting Standards No. 4 (FAS 4), "Reporting Gains and Losses from the Extinguishment of Debt," and the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify gains and losses on the extinguishment of debt. Statements of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" amended FAS 4 and is no longer necessary because FAS 4 has been rescinded. Statements of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers" did not apply to the Company. Statements of Financial Accounting Standards No. 13, "Accounting for Leases" is amended to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. There was no financial statement implication related to the adoption of this Statement.

     Statements of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Exit or Disposal Activities" was issued in July of 2002. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of FAS 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. Management has not yet completed its evaluation of the impact of the adoption of this standard.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

     Net sales decreased to $72.9 million for the three months ended June 30, 2002 compared to net sales of $74.9 million in the corresponding 2001 period. Sales for the Company's Titanium Group amounted to $34.4 million in the three months ended June 30, 2002 compared to $38.5 million in the same period of 2001. Titanium Group net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added rolled products. Shipments of titanium mill products were 2.8 million pounds in the three months ended June 30, 2002, compared to 3.0 million pounds for the same period in 2001. Mill product shipments in the three months ended June 30, 2002 were lower than those in 2001 as demand for forged mill products for aerospace markets declined. Average realized prices on mill products for the three months ended June 30, 2002 increased to $14.94 per pound from $13.73 per pound in 2001. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added rolled mill products when compared to 2001. Sales for the Company's Fabrication and Distribution Group amounted to $38.5 million in the three months ended June 30, 2002, compared to $36.4 million in the same period of 2001. This increase reflects an increase in energy market sales, partially offset by reduced demand in distribution sales in the United States and Europe.

GROSS PROFIT

     Gross profit amounted to $14.5 million, or 19.9% of sales for the three months ended June 30, 2002 compared to a gross profit of $10.2 million or 13.6% for the comparable 2001 period. Gross margin improved as a result of continuing Titanium Group cost reduction efforts and increased sales in energy markets, partially offset by reduced volume in domestic and European distribution sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $8.5 million or 11.6% of sales for the three months ended June 30, 2002, compared to $8.3 million or 11.1% of sales for the same period in 2001. The increase in selling, general and administrative expenses reflects the impact of an increase in estimated accruals for employee related costs including benefits.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.3 million in 2002 compared to $0.5 million during the same period in 2001.

OPERATING INCOME

     Operating income for the three months ended June 30, 2002 amounted to $5.7 million, or 7.8% of sales compared to $1.3 million, or 1.7% of sales, in the same period of 2001. This change consists of an increase in operating income from the Titanium Group of $4.5 million primarily due to continuing cost reduction efforts. This increase was partially offset by a decrease in operating income in the Fabrication and Distribution Group of $0.1 million due to a decrease in demand in domestic and European distribution sales, partially offset by an increase in energy market sales.

OTHER INCOME

     Other income for the three months ended June 30, 2002 amounted to $0.1 million, compared to a $0.2 million loss in the same period of 2001.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 2002 amounted to $0.1 million compared to $0.1 million in the same period of 2001.

INCOME TAXES

     In the three months ended June 30, 2002, the Company recorded an income tax expense of $2.2 million compared to a $0.4 million expense recorded in the same period in 2001. The effective tax rates for the three months ended June 30 of 2002 and 2001 were approximately 39%. The effective tax rate of 39% for the three months ended June 30, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate of 39% for the three months ended June 30, 2001 was greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

NET INCOME

     Net income for the three months ended June 30, 2002 amounted to $3.5 million or 4.7% of sales, compared to $0.6 million or 0.8% of sales in the comparable 2001 period. This change consists of an increase in operating income from the Titanium Group of $4.5 million primarily due to continuing cost reduction efforts. This increase was partially offset by a decrease in operating income in the Fabrication and Distribution Group of $0.1 million due to a decrease in demand in domestic and European distribution sales, partially offset by an increase in energy market sales.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES

     Net sales decreased to $138.6 million for the six months ended June 30, 2002 compared to net sales of $141.1 million in the corresponding 2001 period. Sales for the Company's Titanium Group amounted to $66.2 million in the six months ended June 30, 2002 compared to $68.6 million in the same period of 2001. Titanium Group net sales decreased primarily as a result of lower average realized prices as product mix shifted to lower priced products. Average realized prices on mill products for the six months ended June 30, 2002 decreased to $14.09 per pound from $14.27 per pound in 2001. The decrease in average realized prices for mill products resulted primarily from an increased mix of lower value-added forged mill products when compared to 2001. Shipments of titanium mill products were 5.6 million pounds in the six months ended June 30, 2002, compared to 5.4 million pounds for the same period in 2001. Mill product shipments in the six months ended June 30, 2002 were higher than those in 2001 as demand for forged mill products for aerospace and energy markets improved. Sales for the Company's Fabrication and Distribution Group amounted to $72.4 million in the six months ended June 30, 2002, compared to $72.5 million in the same period of 2001. This decrease reflects reduced demand in distribution sales in the United States and Europe, partially offset by an increase in energy market sales.

GROSS PROFIT

     Gross profit amounted to $28.3 million, or 20.4% of sales for the six months ended June 30, 2002 compared to a gross profit of $19.7 million or 14.0% for the comparable 2001 period. Gross margin improved as a result of continuing Titanium Group cost reduction efforts and increased sales in energy markets, partially offset by reduced volume in domestic and European distribution sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $17.5 million or 12.6% of sales for the six months ended June 30, 2002, compared to $16.7 million or 11.8% of sales for the same period in 2001. The increase in selling, general and administrative expenses reflects the impact of an increase in estimated accruals for employee related costs including benefits.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.7 million for the six months ended June 30, 2002, compared to $0.9 million during the same period in 2001.

OPERATING INCOME

     Operating income for the six months ended June 30, 2002 amounted to $10.0 million, or 7.2% of sales, compared to $2.1 million, or 1.5% of sales, in the same period of 2001. This change consists of an increase in operating income from the Titanium Group of $8.9 million primarily due to continuing cost reduction efforts. This increase was partially offset by a decrease in operating income in the Fabrication and Distribution Group of $1.0 million due to a decrease in demand in domestic and European distribution sales, partially offset by an increase in energy market sales.

OTHER INCOME

     Other income for the six months ended June 30, 2002 amounted to $9.1 million, compared to $5.9 million in the same period of 2001. This increase primarily reflects an increase in the amount received from Boeing of $0.8 million in settlement of contractually specified damages for failing to meet minimum order volumes when compared to a similar payment received in 2001. The increase also reflects the gain of $2.1 million on the sale of shares received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant.

INTEREST EXPENSE

     Interest expense for the six months ended June 30, 2002 amounted to $0.3 million compared to $0.3 million in the same period of 2001.

INCOME TAXES

     In the six months ended June 30, 2002, the Company recorded an income tax expense of $7.3 million compared to a $3.0 million expense recorded in the same period in 2001. The effective tax rates for the six months ended June 30, 2002 and 2001 were approximately 39%. The effective tax rate of 39% for the six months ended June 30, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate of 39% for the six months ended June 30, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The cumulative effect of change in accounting principle for the six months ended June 30, 2001 of $0.2 million, net of $0.1 million in income taxes, resulted from the Company's adoption of Statements of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging

Activities" in 2001. The gross charge of $0.3 million represented the recognition of the net liability for the fair value of a foreign currency forward purchase contract upon adoption.

NET INCOME

     Net income for the six months ended June 30, 2002 amounted to $11.5 million or 8.3% of sales, compared to $4.5 million or 3.2% of sales in the comparable 2001 period. This change consists of an increase in operating income from the Titanium Group of $8.9 million primarily due to continuing cost reduction efforts. This increase was partially offset by a decrease in operating income in the Fabrication and Distribution Group of $1.0 million due to a decrease in demand in domestic and European distribution sales, partially offset by an increase in energy market sales. This increase also reflects an increase in the amount received from Boeing of $0.5 million, net of tax, in settlement of contractually specified damages for failing to meet minimum order volumes when compared to similar amounts received in 2001; and the gain of $1.3 million, net of tax, on the sale of shares received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant.

OUTLOOK

     The terrorist attacks of September 11, 2001, and their effect on the general economy, will have a significant influence on business conditions for the next several years.

COMMERCIAL AEROSPACE MARKETS

     The largest impact is likely to be on commercial aerospace markets, which historically provides approximately 35-40% of RTI's sales. Airline operators experienced a dramatic drop in travel immediately following September 11, which resulted in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, have adjusted their build rates beginning in 2002 downward to reflect the expected change in demand. The most current information indicates a combined drop in commercial aircraft production by Boeing and Airbus of approximately 20% in 2002 and an additional 10% to 15% decrease in 2003. All build schedules are subject to change, and are highly dependent on airline passenger travel and airline profitability. Therefore, the exact magnitude of the downturn on commercial aerospace remains uncertain.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by 6 to 18 months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Consequently, increased demand for titanium mill products from commercial aerospace markets would typically precede actual increases in aircraft build rates.

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

     The Company was chosen by BAE Systems RO Defence UK to supply the titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery is expected to begin in 2003 and continue through 2010. Initial deliveries of the XM-777 will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 800 guns may be produced. Sales under this contract could potentially exceed $100 million.

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion Joint Strike Fighter program. The aircraft, which will be used by all branches of the military, is expected to consume 10,000 to 15,000 pounds of titanium per airplane. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. The Company has been notified that it has been selected as the supplier of titanium sheet, plate and machining billet for the design and development phase over the next five years.

INDUSTRIAL AND CONSUMER MARKETS

     The remaining 30% of RTI's sales are generated in various industrial markets, where business conditions are expected to be mixed over the next year or two. Uncertainty about the general economy will reduce demand for some of the Company's industrial products, while others are expected to grow.

     Revenues from oil and gas markets are expected to reach new highs for RTI in 2002, due to the increase in offshore, deep water projects predicted over the next several years. Despite the weak economy, the Company believes that oil and gas exploration will continue at an accelerated pace for the next several years.

     On April 1, 2002, RTI Energy Systems, Inc. (RTIES) was selected to produce production riser equipment in connection with Unocal's West Seno Project off the coast of Indonesia. RTIES will provide the high-fatigue riser engineering design, in addition to the manufacture of components using a combination of titanium and steel. The system will incorporate RTIES proprietary high-fatigue connectors, keel and transition joints, as well as RTIES titanium tapered stress joints. The West Seno Project incorporates a number of unique design requirements and is well suited for RTIES engineered products and capabilities in the application of both steel and titanium within the same riser system. The contract value will be in excess of $14 million.

     On July 16, 2002, the Company was selected to provide the titanium alloy for a $1.4 billion nickel-cobalt mining facility being developed by Inco, Ltd. At Goro in the French Overseas Territory of New Caledonia. The Goro project is the centerpiece of Inco's growth strategy and will produce nickel at low cost using its proprietary hydrometallurgical and solvent extraction process. Titanium is required due to temperature and pressure demands of the heat exchanger system in the pressure-acid-leach process used to recover nickel from the laterite ore. The Company was selected for its expertise in the design and production of a highly corrosion resistant, ruthenium-enhanced titanium alloy, ASTM Grade 28, which it originally developed for the oil & gas industry. The project, expected to be in production in late 2004, will require approximately 1 million pounds of the alloy, which the Company will produce in the third and fourth quarters of 2002.

BACKLOG

     The Company's order backlog for all market segments decreased to $113 million as of June 30, 2002, from $143 million at December 31, 2001, principally due to a reduction in demand for titanium mill products from aerospace markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $17.7 million in the first six months of 2002 compared to $13.4 million in the first six months of 2001. The change in net cash flows from operating activities for the six months ended June 30, 2002, compared to the same period in 2001, primarily reflects an increase in net income and other current liabilities, a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable. In 2002, $0.6 million was used as working capital increased, and in 2001, $1.5 million was generated through a reduction in working capital and other balance sheet line items. The Company's working capital ratio was 6.3 to 1 at June 30, 2002.

     During the first six months of 2002 and 2001, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that it will be able to fund its capital expenditure requirements for the balance of 2002 with funds generated by operations.

     At June 30, 2002, the Company maintained a credit agreement which provided up to a maximum of $100 million of borrowing capacity. At June 30, 2002, there were no borrowings under this facility.

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

CREDIT AGREEMENT

     At June 30, 2002, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At June 30, 2002, there were no borrowings outstanding under the facility and the Company had a borrowing capacity equal to the total amount of the agreement.

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

     At June 30, 2002, the amount accrued for future environment-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) which could equal from $1.9 to $2.3 million. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the first six months of 2002 and 2001 amounted to $2.6 and $6.0 million, respectively. The Company has anticipated total capital spending for 2002 of approximately $11.0 million. Based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and/or timing of capital spending could be affected.

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

     FAS 142 supersedes Accounting Principles Board Opinion No. 17 (APB 17), "Intangible Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     FAS 141 must be applied to all business combinations initiated or completed after June 30, 2001. FAS 142 must have been adopted as of January 1, 2002. The Company adopted FAS 142 in the first quarter of fiscal 2002 and discontinued the amortization of goodwill. Management has completed its initial evaluation of its existing goodwill for impairment in accordance with FAS 142. No impairment loss or transition adjustments were required. The following table sets forth the effect of discontinuing of goodwill amortization as required by FAS 142:

                                                               QUARTER ENDED    SIX MONTHS ENDED
                                                                  JUNE 30           JUNE 30
                                                              ---------------   ----------------
                                                               2002     2001     2002      2001
                                                              ------   ------   -------   ------
Income before income taxes, as reported.....................  $5,679   $1,028   $18,844   $7,668
Add back: Goodwill amortization.............................      --      413        --      816
                                                              ------   ------   -------   ------
Income before income taxes, as adjusted.....................  $5,679   $1,441   $18,844   $8,484
                                                              ======   ======   =======   ======
Net income, as reported.....................................  $3,464   $  629   $11,495   $4,496
Add back: Effect of goodwill amortization...................      --      252        --      498
                                                              ------   ------   -------   ------
Net income, as adjusted.....................................  $3,464   $  881   $11,495   $4,994
                                                              ======   ======   =======   ======
Basic earnings per share, as reported.......................  $ 0.17   $ 0.03   $  0.55   $ 0.22
Add back: Effect of goodwill amortization...................      --     0.01        --     0.02
                                                              ------   ------   -------   ------
Basic earnings per share, as adjusted.......................  $ 0.17   $ 0.04   $  0.55   $ 0.24
                                                              ======   ======   =======   ======
Diluted earnings per share, as reported.....................  $ 0.17   $ 0.03   $  0.55   $ 0.21
Add back: Effect of goodwill amortization...................      --     0.01        --     0.02
                                                              ------   ------   -------   ------
Diluted earnings per share, as adjusted.....................  $ 0.17   $ 0.04   $  0.55   $ 0.23
                                                              ======   ======   =======   ======

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations." FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition;
(2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard.

     In September 2001, the FASB issued Statements of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes Statements of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 144 are: (1) the removal of goodwill from the scope of this standard; (2) the standard prescribes a probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) the standard prescribes a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. The Company adopted FAS 144 in the first quarter of 2002 and there was not a material financial impact.

     On April 30, 2002, the FASB issued Statements of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds Statements of Financial Accounting Standards No. 4 (FAS 4), "Reporting Gains and Losses from the Extinguishment of Debt," and the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify gains and losses on the extinguishment of debt. Statements of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" amended FAS 4 and is no longer necessary because FAS 4 has been rescinded. Statements of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers" did not apply to the Company. Statements of Financial Accounting Standards No. 13, "Accounting for Leases" is amended to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. There was no financial statement implication related to the adoption of this Statement.

     Statements of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Exit or Disposal Activities" was issued in July of 2002. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of FAS 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. Management has not yet completed its evaluation of the impact of the adoption of this standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information has not been included as it is not material to the Company.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held on April 26, 2002. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                  VOTES           VOTES
                                   FOR          WITHHELD
                                ----------      ---------
Craig R. Andersson              19,438,775         31,795
Neil A. Armstrong               18,374,914      1,095,656
Daniel I. Booker                19,429,275         41,295
Ronald L. Gallatin              19,439,500         31,070
Charles C. Gedeon               19,439,050         31,520
Robert M. Hernandez             19,418,953         51,617
Edith E. Holiday                19,428,275         42,295
John H. Odle                    18,328,265      1,142,305
Timothy G. Rupert               18,328,244      1,142,326
Wesley W. von Schack            19,439,100         31,470

     2. PricewaterhouseCoopers LLP was elected as independent accountants for 2002. Votes for: 18,904,857; against: 550,195; 1,337,202 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

Exhibit
Number    Description
-------   -----------
 4.1      Credit Agreement between RTI International Metals, Inc. and
          PNC Bank, National Association, as agent; U.S. Bank,
          National City Bank of Pennsylvania and Lasalle Bank,
          National Association as co-agents, dated as of April 12,
          2002, filed herewith.

  (b) Reports on Form 8-K

      On April 17, 2002, the Company filed a Current Report on Form 8-K reporting pursuant to Item 6 that it had entered into a new $100 million unsecured credit agreement with a group of banks led by PNC Bank of Pittsburgh as agent that expires in May of 2005.

      The Company filed a Current Report on Form 8-K dated August 14, 2002, to report the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by written statement of the Chief Executive Officer and Chief Financial Officer.

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

Date: August 14, 2002

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer