Form 10-Q
period 2002-09-30
RTI INTERNATIONAL METALS INC
filed 2002-11-08
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________to____________

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

                                 YES X   NO  _

     At November 1, 2002, 20,775,983 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1.  Consolidated Financial Statements:
     Consolidated Statement of Operations...................    2
     Consolidated Balance Sheet.............................    3
     Consolidated Statement of Cash Flows...................    4
     Consolidated Statement of Shareholders' Equity.........    5
     Selected Notes to Consolidated Financial Statements....    6

Item 2.  Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   13

Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................   21

Item 4.  Controls and Procedures............................   21

PART II--OTHER INFORMATION..................................   22

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................   22

Item 6.  Exhibits and Reports on Form 8-K...................   22

Signatures..................................................   23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  QUARTER ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30                SEPTEMBER 30
                                            -------------------------   -------------------------
                                               2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
Sales.....................................  $    68,105   $    76,047   $   206,726   $   217,154
Operating costs:
Cost of sales.............................       55,945        64,067       166,280       185,475
Selling, general and administrative
  expenses................................        7,266         7,674        24,796        24,363
Research, technical and product
  development expenses....................          288           454           997         1,354
                                            -----------   -----------   -----------   -----------
     Total operating costs................       63,499        72,195       192,073       211,192
Operating income..........................        4,606         3,852        14,653         5,962
Other income, net (Note 7)................          122            85         9,207         5,966
Interest expense..........................          185           174           473           497
                                            -----------   -----------   -----------   -----------
Income before income taxes................        4,543         3,763        23,387        11,431
Provision for income taxes (Note 3).......        1,538         1,476         8,887         4,457
                                            -----------   -----------   -----------   -----------
Income before cumulative effect of change
  in accounting principle.................        3,005         2,287        14,500         6,974
Cumulative effect of change in accounting
  principle (Note 9)......................           --            --            --          (191)
                                            -----------   -----------   -----------   -----------
Net income................................  $     3,005   $     2,287   $    14,500   $     6,783
                                            ===========   ===========   ===========   ===========
Earnings per common share (Note 4)
  Income before cumulative effect of
  change in accounting principle:
  Basic...................................  $      0.14   $      0.11   $      0.70   $      0.33
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.14   $      0.11   $      0.69   $      0.33
                                            ===========   ===========   ===========   ===========
Net income:
  Basic...................................  $      0.14   $      0.11   $      0.70   $      0.32
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.14   $      0.11   $      0.69   $      0.32
                                            ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic...................................   20,767,348    20,879,036    20,772,092    20,888,470
                                            ===========   ===========   ===========   ===========
  Diluted.................................   20,900,695    21,028,092    20,892,541    21,113,102
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
ASSETS:
  Cash and cash equivalents.................................    $ 25,662        $  8,036
  Receivables--less allowance for doubtful accounts of
     $1,139 and $1,219......................................      45,370          50,572
  Inventories, net (Note 5).................................     160,728         158,561
  Deferred income taxes.....................................       8,096           7,418
  Other current assets......................................       5,314          13,136
                                                                --------        --------
     Total current assets...................................     245,170         237,723
  Property, plant and equipment, net........................      93,119          98,375
  Goodwill..................................................      34,133          34,133
  Other noncurrent assets...................................      17,078          17,520
                                                                --------        --------
     Total assets...........................................    $389,500        $387,751
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................    $ 10,882        $ 17,799
  Accrued wages and other employee costs....................       7,795           7,494
  Unearned revenue (Note 6).................................       3,092           6,133
  Income taxes payable......................................       4,961              29
  Other accrued liabilities.................................       4,421           5,011
                                                                --------        --------
     Total current liabilities..............................      31,151          36,466
  Long-term debt............................................          --              --
  Accrued postretirement benefit cost.......................      19,940          19,940
  Deferred income taxes.....................................       1,296           1,296
  Accrued pension cost......................................      11,351          17,787
  Other noncurrent liabilities..............................       5,205           5,287
                                                                --------        --------
     Total liabilities......................................      68,943          80,776
  Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,118,833 and 21,035,454 shares issued;
     20,773,983 and 20,730,604 shares outstanding...........         211             210
  Additional paid-in capital................................     242,331         241,579
  Deferred compensation.....................................      (2,269)         (2,278)
  Treasury stock, at cost; 344,850 and 304,850 shares.......      (3,032)         (2,612)
  Accumulated other comprehensive (loss)....................      (8,677)         (7,417)
  Retained earnings.........................................      91,993          77,493
                                                                --------        --------
     Total shareholders' equity.............................     320,557         306,975
                                                                --------        --------
          Total liabilities and shareholders' equity........    $389,500        $387,751
                                                                ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $14,500   $  6,783
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................    9,372      9,942
  Deferred income taxes.....................................     (678)      (123)
  Stock-based compensation and other........................    1,677      1,434
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................    4,555    (11,077)
  Inventories...............................................   (1,916)     3,433
  Accounts payable..........................................   (6,917)     2,528
  Other current liabilities.................................    1,903     13,252
  Other assets and liabilities..............................      944        357
                                                              -------   --------
       Cash provided by operating activities................   23,440     26,529
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (4,746)   (10,109)
                                                              -------   --------
       Cash used in investing activities....................   (4,746)   (10,109)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................       87        309
  Net borrowings and repayments under revolving credit
     agreement..............................................       --    (18,200)
  Purchase of common stock held in treasury.................     (420)    (1,766)
  Deferred charges related to credit facility...............     (735)        --
                                                              -------   --------
       Cash used in financing activities....................   (1,068)   (19,657)
                                                              -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   17,626     (3,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    8,036      6,374
                                                              -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $25,662   $  3,137
                                                              =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $   264   $    787
  Cash paid for income taxes................................  $ 3,961   $  2,287
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $   666   $    731
  Capital lease obligations incurred........................  $    --   $    311

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                      ACCUMULATED
                                                      ADDT'L                   TREASURY                  OTHER
                                SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                              OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                              -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2001......................  20,730,604     $210    $241,579     $(2,278)     $(2,612)   $77,493       $(7,417)     $306,975
Shares issued for directors'
  compensation..............      18,912       --         187        (187)          --         --            --            --
Shares issued for restricted
  stock award plans.........      50,000        1         478        (479)          --         --            --            --
Compensation expense
  recognized................          --       --          --         675           --         --            --           675
Treasury common stock
  purchased at cost.........     (40,000)      --          --          --         (420)        --            --          (420)
Exercise of employee stock
  options including tax
  benefit...................      14,467       --          87          --           --         --            --            87
Net income..................          --       --          --          --           --     14,500            --        14,500
Realized gains on
  investments held for sale
  (net of tax)..............          --       --          --          --           --         --        (1,260)       (1,260)
Comprehensive income........
                              ----------     ----    --------     -------      -------    -------       -------      --------
Balance at September 30,
  2002......................  20,773,983     $211    $242,331     $(2,269)     $(3,032)   $91,993       $(8,677)     $320,557
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
Net income..................     $14,500
Realized gains on
  investments held for sale
  (net of tax)..............      (1,260)
                                 -------
Comprehensive income........     $13,240
                                 =======
Balance at September 30,
  2002......................

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

NOTE 3--INCOME TAXES

     In the nine months ended September 30, 2002, the Company recorded an income tax expense of $8.9 million, or 38% of pre-tax income compared to an expense of $4.5 million, or 39% for the nine months ended September 30, 2001. The effective tax rate for the three months ended September 30, 2002 was 34% as it reflected an adjustment to bring the effective tax rate for the nine months ended September 30, 2002 from 39% to 38%. The effective tax rate for the nine-month periods ended September 30, 2002 of 38% and September 30, 2001 of 39% exceeded the federal statutory rate of 35% primarily as a result of state income taxes. The effective tax rate for the nine-month period ended September 30, 2001 also exceeded the federal statutory rate of 35% due to non-deductible goodwill amortization.

NOTE 4--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2002 and 2001 are as follows (in thousands except number of shares and per share amounts):

                                        QUARTER ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                      -------------------------------   --------------------------------
                                       NET                  EARNINGS      NET                  EARNINGS
                                      INCOME     SHARES     PER SHARE   INCOME      SHARES     PER SHARE
                                      ------   ----------   ---------   -------   ----------   ---------
                2002
Basic EPS...........................  $3,005   20,767,348     $0.14     $14,500   20,772,092    $ 0.70
Effect of potential common stock:
  Stock options.....................      --      133,347        --          --      120,449     (0.01)
                                      ------   ----------     -----     -------   ----------    ------
Diluted EPS.........................  $3,005   20,900,695     $0.14     $14,500   20,892,541    $ 0.69
                                      ======   ==========     =====     =======   ==========    ======

                2001
Basic EPS...........................  $2,287   20,879,036     $0.11     $ 6,783   20,888,470    $ 0.32
Effect of potential common stock:
  Stock options.....................      --      149,056        --          --      224,632        --
                                      ------   ----------     -----     -------   ----------    ------
Diluted EPS.........................  $2,287   21,028,092     $0.11     $ 6,783   21,113,102    $ 0.32
                                      ======   ==========     =====     =======   ==========    ======

913,846 and 914,512 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended September 30, 2002 and 2001, respectively, and 914,066 and 736,328 have been excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2002 and 2001, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5--INVENTORIES

                                               SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                               ------------------   -----------------
Raw material and supplies....................       $ 34,164            $ 30,304
Work-in-process and finished goods...........        141,769             142,041
LIFO adjustment..............................        (15,205)            (13,784)
                                                    --------            --------
  Inventories, at LIFO cost..................       $160,728            $158,561
                                                    ========            ========

NOTE 6--UNEARNED REVENUE

     The Company reported a liability for unearned revenue of $3.1 million as of September 30, 2002 and $6.1 million as of December 31, 2001. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues. The decrease reflects the Company fulfilling obligations and recognizing revenue relating to advanced payments that existed at year-end.

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

     At September 30, 2002, the amount accrued for future environmental-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) which could equal from $1.9 to $2.3 million. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

     Segment information for the three-month and nine-month periods ended September 30, 2002 and 2001 is as follows:

                                                           QUARTER ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
NET SALES:
Titanium
  Trade...............................................  $ 26,244   $ 35,360   $ 83,890   $ 96,663
  Intersegment........................................    11,226     10,604     43,923     35,996
                                                        --------   --------   --------   --------
                                                          37,470     45,964    127,813    132,659
Fabrication and Distribution
  Trade...............................................    36,615     37,442    109,014    109,969
  Intersegment........................................       620        266      1,513        883
                                                        --------   --------   --------   --------
                                                          37,235     37,708    110,527    110,852
Other operations......................................     5,246      3,245     13,822     10,522
Adjustments and eliminations..........................   (11,846)   (10,870)   (45,436)   (36,879)
                                                        --------   --------   --------   --------
     Total net sales..................................  $ 68,105   $ 76,047   $206,726   $217,154
                                                        ========   ========   ========   ========
OPERATING INCOME (LOSS):
  Titanium............................................  $  2,320   $  2,486   $ 10,657   $  1,873
  Fabrication and distribution........................     1,792      1,180      3,183      3,560
  Other operations....................................       494        186        813        529
                                                        --------   --------   --------   --------
     Total operating income...........................     4,606      3,852     14,653      5,962
RECONCILIATION OF OPERATING INCOME TO REPORTED
  INCOME BEFORE TAXES:
  Other income (loss)--net............................       122         85      9,207      5,966
  Interest expense....................................       185        174        473        497
                                                        --------   --------   --------   --------
     Reported income before taxes.....................  $  4,543   $  3,763   $ 23,387   $ 11,431
                                                        ========   ========   ========   ========

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

     FAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after September 30, 2001; (2) establishing specific criteria for the recognition of intangible assets separately from goodwill; and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

     FAS 141 must be applied to all business combinations initiated or completed after September 30, 2001. FAS 142 must have been adopted as of January 1, 2002. The Company adopted FAS 142 in the first quarter of fiscal 2002 and discontinued the amortization of goodwill. Management has completed its initial evaluation of its existing goodwill for impairment in accordance with FAS 142. No impairment loss or transition adjustments were required. The following table sets forth the effect of discontinuing of goodwill amortization as required by FAS 142:

                                                               QUARTER ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30       SEPTEMBER 30
                                                              ---------------   -----------------
                                                               2002     2001     2002      2001
                                                              ------   ------   -------   -------
Income before income taxes, as reported.....................  $4,543   $3,763   $23,387   $11,431
Add back: Goodwill amortization.............................      --      431        --     1,247
                                                              ------   ------   -------   -------
Income before income taxes, as adjusted.....................  $4,543   $4,194   $23,387   $12,678
                                                              ======   ======   =======   =======
Net income, as reported.....................................  $3,005   $2,287   $14,500   $ 6,974
Add back: Effect of goodwill amortization...................      --      262        --       761
                                                              ------   ------   -------   -------
Net income, as adjusted.....................................  $3,005   $2,549   $14,500   $ 7,735
                                                              ======   ======   =======   =======
Basic earnings per share, as reported.......................  $ 0.14   $ 0.11   $  0.70   $  0.32
Add back: Effect of goodwill amortization...................      --     0.01        --      0.04
                                                              ------   ------   -------   -------
Basic earnings per share, as adjusted.......................  $ 0.14   $ 0.12   $  0.70   $  0.36
                                                              ======   ======   =======   =======
Diluted earnings per share, as reported.....................  $ 0.14   $ 0.11   $  0.69   $  0.32
Add back: Effect of goodwill amortization...................      --     0.01        --      0.04
                                                              ------   ------   -------   -------
Diluted earnings per share, as adjusted.....................  $ 0.14   $ 0.12   $  0.69   $  0.36
                                                              ======   ======   =======   =======

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

     In September 2001, the FASB issued Statements of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes Statements of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This standard prescribes a single accounting model for long-lived assets to be disposed of by sale, and also prescribes the accounting for the impairment of long-lived assets to be held and used and for assets to be disposed of by other than sale (e.g., abandonment). Under this standard, long-lived assets to be disposed of by sale should be carried at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) should cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, the significant changes under FAS 144 are: (1) the removal of goodwill from the scope of this standard; (2) the standard prescribes a probability-weighted cash flow approach to measuring the future cash flows from the assets; and (3) the standard prescribes a "primary asset" approach to grouping assets for purposes of testing for impairment. This standard is required to be adopted in fiscal years beginning after December 15, 2001; early adoption is permitted. The requirements of this standard are to be applied prospectively from adoption with no cumulative effect of change in accounting principle reported. The Company adopted FAS 144 in the first quarter of 2002 and there was not a material financial impact.

     Statements of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Exit or Disposal Activities" was issued in July of 2002. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of FAS 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. Management will adopt this standard on a prospective basis when necessary.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

     Net sales decreased to $68.1 million for the three months ended September 30, 2002 compared to net sales of $76.0 million in the corresponding 2001 period. Sales for the Company's Titanium Group amounted to $31.5 million in the three months ended September 30, 2002 compared to $38.6 million in the same period of 2001. Titanium Group net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added rolled products. Shipments of titanium mill products were 2.2 million pounds in the three months ended September 30, 2002, compared to 3.3 million pounds for the same period in 2001. Mill product shipments in the three months ended September 30, 2002 were lower than those in 2001 as demand for forged mill products for aerospace markets declined. Included in mill product shipments are intersegment shipments from the Titanium Group to the Fabrication and Distribution Group (F&D). Shipments to F&D increased marginally over the same period last year, reflecting the Company's intentional shift to higher value added products through F&D. Average realized prices on mill products for the three months ended September 30, 2002 increased to $14.35 per pound from $12.17 per pound in 2001. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added rolled mill products when compared to 2001. Sales for the Company's Fabrication and Distribution Group amounted to $36.6 million in the three months ended September 30, 2002, compared to $37.4 million in the same period of 2001. This decrease reflects reduced demand in distribution sales in the United States and Europe, partially offset by an increase in energy market sales.

GROSS PROFIT

     Gross profit amounted to $12.2 million, or 17.9% of sales for the three months ended September 30, 2002 compared to a gross profit of $12.0 million or 15.8% for the comparable 2001 period. Gross margin improved as a result of continuing Titanium Group cost reduction efforts and increased sales in energy markets, partially offset by reduced volume in domestic and European distribution sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $7.3 million or 10.7% of sales for the three months ended September 30, 2002, compared to $7.7 million or 10.1% of sales for the same period in 2001. The decrease in selling, general and administrative expenses reflects reductions in personnel and related benefit costs.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.3 million in 2002 compared to $0.5 million during the same period in 2001. The decrease reflects less research and development spending related to energy markets.

OPERATING INCOME

     Operating income for the three months ended September 30, 2002 amounted to $4.6 million, or 6.8% of sales compared to $3.9 million, or 5.1% of sales, in the same period of 2001. This change consists of an increase in operating income from the Titanium Group of $0.1 million primarily due to continuing cost reduction efforts. This increase also reflects an increase in operating income in the Fabrication and Distribution Group of $0.6 million due to an increase in energy market sales partially offset by a decrease in demand in domestic and European distribution sales.

OTHER INCOME

     Other income for the three months ended September 30, 2002 and September 30, 2001 amounted to $0.1 million.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 2002 and September 30, 2001 amounted to $0.2 million. Interest expense for both periods are primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at September 30, 2002.

INCOME TAXES

     In the three months ended September 30, 2002, the Company recorded an income tax expense of $1.5 million compared to a $1.5 million expense recorded in the same period in 2001. The effective tax rates for the three months ended September 30 of 2002 and 2001 were approximately 34% and 39%, respectively. The effective tax rate of 34% for the three months ended September 30, 2002 reflects an adjustment to bring the effective tax rate for the nine months ending September 30, 2002 from 39% to 38%. The effective tax rate of 38% for the nine months ended September 30, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate of 39% for the three months ended September 30, 2001 was greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

NET INCOME

     Net income for the three months ended September 30, 2002 amounted to $3.0 million or 4.4% of sales, compared to $2.3 million or 3.0% of sales in the comparable 2001 period. This change consists of an increase in operating income from the Titanium Group of $0.1 million primarily due to continuing cost reduction, and an improvement in operating income in the Fabrication and Distribution Group of $0.6 million. The increase in the Fabrication and Distribution Group was due to an increase in energy market sales partially offset by a decrease in demand in domestic and European distribution sales.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

     Net sales decreased to $206.7 million for the nine months ended September 30, 2002 compared to net sales of $217.2 million in the corresponding 2001 period. Sales for the Company's Titanium Group amounted to $97.7 million in the nine months ended September 30, 2002 compared to $107.2 million in the same period of 2001. Titanium Group net sales decreased primarily as a result of a decrease in mill product shipments, partially offset by higher average realized prices. Shipments of titanium mill products were 7.8 million pounds in the nine months ended September 30, 2002, compared to 8.7 million pounds for the same period in 2001. Mill product shipments in the nine months ended September 30, 2002 were less than those in 2001 as demand for forged mill products for aerospace declined. Included in mill product shipments are intersegment shipments from the Titanium Group to the Fabrication and Distribution Group (F&D). Shipments to F&D increased over the same period last year, reflecting the Company's intentional shift to higher value added products through F&D. Average realized prices on mill products for the nine months ended September 30, 2002 increased to $14.17 per pound from $13.47 per pound in 2001. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added flat-rolled mill products when compared to 2001. Sales for the Company's Fabrication and Distribution Group amounted to $109.0 million in the nine months ended September 30, 2002, compared to $110.0 million in the same period of 2001. This decrease reflects reduced demand in distribution sales in the United States and Europe, partially offset by an increase in energy market sales.

GROSS PROFIT

     Gross profit amounted to $40.4 million, or 19.6% of sales for the nine months ended September 30, 2002 compared to a gross profit of $31.7 million or 14.6% for the comparable 2001 period. Gross margin improved as a result of continuing Titanium Group cost reduction efforts and increased sales in energy markets, partially offset by reduced volume in domestic and European distribution sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $24.8 million or 12.0% of sales for the nine months ended September 30, 2002, compared to $24.4 million or 11.2% of sales for the same period in 2001. The increase in selling, general and administrative expenses reflects the impact of an increase in estimated accruals for employee related costs including benefits.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $1.0 million for the nine months ended September 30, 2002, compared to $1.4 million during the same period in 2001. The decrease primarily reflects reduced spending related to energy markets.

OPERATING INCOME

     Operating income for the nine months ended September 30, 2002 amounted to $14.7 million, or 7.1% of sales, compared to $6.0 million, or 2.7% of sales, in the same period of 2001. This change consists of an increase in operating income from the Titanium Group of $9.1 million primarily due to continuing cost reduction efforts. This increase was partially offset by a decrease in operating income in the Fabrication and Distribution Group of $0.4 million due to a decrease in demand in domestic and European distribution sales, partially offset by an increase in energy market sales.

OTHER INCOME

     Other income for the nine months ended September 30, 2002 amounted to $9.2 million, compared to $6.0 million in the same period of 2001. This increase primarily reflects an increase in the amount received from Boeing of $0.8 million in settlement of contractually specified damages for failing to meet minimum order volumes when compared to a similar payment received in 2001. The increase also reflects the gain of $2.1 million on the sale of shares in 2002, that were received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant.

INTEREST EXPENSE

     Interest expense for the nine months ended September 30, 2002 and September 30, 2001 amounted to $0.5 million. Interest expense for both periods are primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at September 30, 2002.

INCOME TAXES

     In the nine months ended September 30, 2002, the Company recorded an income tax expense of $8.9 million compared to a $4.5 million expense recorded in the same period in 2001. The effective tax rates for the nine months ended September 30, 2002 and 2001 were approximately 38% and 39%, respectively. The effective tax rate of 38% for the nine months ended September 30, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate of 39% for the nine months ended September 30, 2001 was greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The cumulative effect of change in accounting principle for the nine months ended September 30, 2001 of $0.2 million, net of $0.1 million in income taxes, resulted from the Company's adoption of Statements of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". The gross charge of $0.3 million represented the recognition of the net liability for the fair value of a foreign currency forward purchase contract upon adoption.

NET INCOME

     Net income for the nine months ended September 30, 2002 amounted to $14.5 million or 7.0% of sales, compared to $6.8 million or 3.1% of sales in the comparable 2001 period. This change consists of an increase in operating income from the Titanium Group of $9.1 million primarily due to continuing cost reduction efforts. This increase was partially offset by a decrease in operating income in the Fabrication and Distribution Group of $0.4 million due to a decrease in demand in domestic and European distribution sales, partially offset by an increase in energy market sales. This increase also reflects an increase in the amount received from Boeing of $0.5 million, net of tax, in settlement of contractually specified damages for failing to meet minimum order volumes when compared to similar amounts received in 2001; and the gain of $1.3 million, net of tax, on the sale of shares received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant.

OUTLOOK

     The terrorist attacks of September 11, 2001, and their effect on the general economy, are expected to have an adverse impact on airline and aircraft business conditions for at least the next couple of years.

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

     The near-term effect of the reduction in commercial aircraft demand on RTI will be mitigated somewhat by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI supplies

Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1998, has a term of five years, and is subject to review by the parties prior to expiration in 2003. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, and 2001, Boeing settled claims of approximately $6 million in both 2000 and 2001, and $7 million in 2002.

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

     The Company was chosen by BAE Systems RO Defence UK to supply the hot-formed, extruded and machined titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery is expected to begin in 2003 and continue through 2010. Initial deliveries of the XM-777 will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 800 guns may be produced. Based on the design currently under consideration, RTI's sales under this contract could exceed $50 million.

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion Joint Strike Fighter program. The aircraft, which will be used by all branches of the military, is expected to consume 10,000 to 15,000 pounds of titanium per airframe. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. The Company has been notified that it has been selected as the supplier of titanium sheet, plate and machining billet for the design and development phase over the next five years. A definitive contract is currently being negotiated with conclusion expected in the fourth quarter of 2002.

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

     On April 1, 2002, RTI Energy Systems, Inc. (RTIES) was selected to produce production riser equipment in connection with Unocal's West Seno Project off the coast of Indonesia. RTIES began production of the system in the third quarter 2002. RTIES is providing the high-fatigue riser engineering design, in addition to the manufacture of components using a combination of titanium and steel. The system will incorporate RTIES proprietary high-fatigue connectors, keel and transition joints, as well as RTIES titanium tapered stress joints. The West Seno Project incorporates a number of unique design requirements and is well suited for RTIES engineered products and capabilities in the application of both steel and titanium within the same riser system. The contract value will be in excess of $14 million.

BACKLOG

     The Company's order backlog for all market segments decreased to $129.1 million as of September 30, 2002, from $143 million at December 31, 2001, principally due to a reduction in demand for titanium mill products from commercial aerospace markets. However, the order backlog increased from the amount reported as of June 30, 2002 of $113 million primarily due to increased demand for titanium mill products from military and commercial aerospace markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $23.4 million in the first nine months of 2002 compared to $26.5 million in the first nine months of 2001. The change in net cash flows from operating activities for the nine months ended September 30, 2002, compared to the same period in 2001, primarily reflects decreases in other current liabilities and accounts payable and an increase in inventory, partially offset by an increase in net income, and a decrease in accounts receivable. In 2002, $1.4 million was used as working capital increased, and in 2001, $1.5 million was generated through a reduction in working capital and other balance sheet line items. The Company's working capital ratio was 7.9 to 1 at September 30, 2002.

     During the first nine months of 2002 and 2001, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that it will be able to fund its capital expenditure requirements for the balance of 2002 with funds generated by operations.

     At September 30, 2002, the Company maintained a credit agreement which provided up to a maximum of $100 million of borrowing capacity. At September 30, 2002, there were no borrowings under this facility.

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

CREDIT AGREEMENT

     At September 30, 2002, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. At September 30, 2002, there were no borrowings outstanding under the facility and the Company had a borrowing capacity equal to the total amount of the agreement.

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

     At September 30, 2002, the amount accrued for future environment-related costs was $1.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.8 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) which could equal from $1.9 to $2.3 million. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the first nine months of 2002 and 2001 amounted to $4.7 and $10.1 million, respectively. The Company has anticipated total capital spending for 2002 of approximately $8.0 million. Based upon a number of factors, including profitability, demand for the Company's products and conditions in the commercial aerospace industry, the amount and/or timing of capital spending could be affected.

NEW ACCOUNTING STANDARDS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets".

     FAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after September 30, 2001; (2) establishing specific criteria for the recognition of intangible assets separately from goodwill; and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

     FAS 141 must be applied to all business combinations initiated or completed after September 30, 2001. FAS 142 must have been adopted as of January 1, 2002. The Company adopted FAS 142 in the first quarter of fiscal 2002 and discontinued the amortization of goodwill. Management has completed its initial evaluation of its existing goodwill for impairment in accordance with FAS 142. No impairment loss or transition adjustments were required. The following table sets forth the effect of discontinuing of goodwill amortization as required by FAS 142:

                                                            QUARTER ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30       SEPTEMBER 30
                                                           ---------------   -----------------
                                                            2002     2001     2002      2001
                                                           ------   ------   -------   -------
Income before income taxes, as reported..................  $4,543   $3,763   $23,387   $11,431
Add back: Goodwill amortization..........................      --      431        --     1,247
                                                           ------   ------   -------   -------
Income before income taxes, as adjusted..................  $4,543   $4,194   $23,387   $12,678
                                                           ======   ======   =======   =======
Net income, as reported..................................  $3,005   $2,287   $14,500   $ 6,974
Add back: Effect of goodwill amortization................      --      262        --       761
                                                           ------   ------   -------   -------
Net income, as adjusted..................................  $3,005   $2,549   $14,500   $ 7,735
                                                           ======   ======   =======   =======
Basic earnings per share, as reported....................  $ 0.14   $ 0.11   $  0.70   $  0.32
Add back: Effect of goodwill amortization................      --     0.01        --      0.04
                                                           ------   ------   -------   -------
Basic earnings per share, as adjusted....................  $ 0.14   $ 0.12   $  0.70   $  0.36
                                                           ======   ======   =======   =======
Diluted earnings per share, as reported..................  $ 0.14   $ 0.11   $  0.69   $  0.32
Add back: Effect of goodwill amortization................      --     0.01        --      0.04
                                                           ------   ------   -------   -------
Diluted earnings per share, as adjusted..................  $ 0.14   $ 0.12   $  0.69   $  0.36
                                                           ======   ======   =======   =======

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

     Statements of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Exit or Disposal Activities" was issued in July of 2002. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of FAS 146 includes
(1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. Management will adopt this standard on a prospective basis when necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the Company's exposure to market risk since the Company filed its Form 10-K on March 14, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     RTI management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

Exhibit
Number    Description
-------   -----------
99.3      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

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

Date: November 8, 2002

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Timothy G. Rupert, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of RTI International Metals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                                  /s/ TIMOTHY G. RUPERT
                                          --------------------------------------
                                                    Timothy G. Rupert
                                                 Chief Executive Officer

CERTIFICATION

I, Lawrence W. Jacobs, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of RTI International Metals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                                  /s/ LAWRENCE W. JACOBS
                                          --------------------------------------
                                                    Lawrence W. Jacobs
                                                 Chief Financial Officer