Form 10-K
period 2002-12-31
RTI INTERNATIONAL METALS INC
filed 2003-03-12
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended December 31, 2002 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2003: $106,764,779. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding at March 1, 2003: 20,829,665

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

                             ----------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.      Business....................................................     2
Item 2.      Properties..................................................    10
Item 3.      Legal Proceedings...........................................    11
Item 4.      Submission of Matters to a Vote of Security Holders.........    12

                                    PART II
Item 5.      Market for the Registrant's Common Stock and Related
             Stockholder Matters.........................................    13
Item 6.      Selected Financial Data.....................................    14
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    14
Item 7(a).   Quantitative and Qualitative Disclosures About Market
             Risk........................................................    25
Item 8.      Financial Statements and Supplementary Data.................    25
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    48

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant..........    49
Item 11.     Executive Compensation......................................    49
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................    49
Item 13.     Certain Relationships and Related Transactions..............    49

                                    PART IV
Item 14.     Controls and Procedures.....................................    49
Item 15.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................    49
Signatures...............................................................    50
Index to Exhibits........................................................    51

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     RTI International Metals, Inc. is a leading U.S. producer of titanium mill products and fabricated metal parts for the global market. The Company conducts business in two segments: the Titanium Group and the Fabrication and Distribution Group. The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of aerospace and industrial applications. The Fabrication and Distribution Group is comprised of companies that process and distribute titanium and other specialty metals. Its products, many of which are engineered parts and assemblies, serve aerospace, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

     On September 30, 1998, the shareholders of the Company's now wholly-owned subsidiary RMI Titanium Company ("RMI"), approved a proposal to reorganize into a holding company structure (the "1998 Reorganization"). Pursuant to this reorganization, the Company became the parent company of RMI, and shares of RMI Common Stock were automatically exchanged on a one-for-one (1:1) basis for shares of RTI. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998.

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

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc. ("Galt"), a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. Subsequent to the 90% acquisition of Galt, new facilities were constructed at Galt that provide low cost feedstock to the Company's Niles, Ohio facility. Galt conducts business as part of the Titanium Group.

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals, Inc. ("NCM") of Solon, Ohio. NCM was a manufacturer and distributor of high temperature and corrosion resistant alloys including titanium, stainless steel and nickel, in long bar form, for use in the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to manufacturing facilities acquired as part of the NCM capital stock acquisition, the Company built and installed a 5,000 ton press in leased space in Houston, Texas. This project, which operates as part of the Company's Fabrication unit, was completed in the fall of 2001. NCM operated four distribution centers which now operate as part of the Distribution unit of the Fabrication and Distribution Group.

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

     On December 14, 2000, the Company purchased the remaining 60% of the outstanding shares of Reamet, S.A. ("Reamet"). Since 1992, the Company had owned 40% of the outstanding shares of Reamet. Reamet, located in Villette, France, is a premier distributor of titanium products to the French market, serving aerospace, military and industrial customers. Reamet's largest customer is Airbus, with which it has a contract to supply titanium, principally in the form of cut plate. Reamet, a wholly owned subsidiary of RTI France, S.A.S., now operates as part of the Fabrication and Distribution Group.

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

     The terrorists attacks of September 11, 2001 and their effect on the general economy have had a significant influence on overall business conditions. If a Middle East war occurs, commercial air travel is expected to be affected, adding to further airline losses, and reduced aircraft production.

  COMMERCIAL AEROSPACE AND DEFENSE

     Aerospace demand originates from two sectors: commercial and defense programs. Demand from these segments comprises about 50% of the global demand for titanium products, and 65% or more of the U.S. demand. The greatest impact of the events of September 11 has been on commercial aerospace markets, which provide approximately 30% of RTI's revenues. Airline operators experienced a dramatic drop in travel immediately following September 11, which resulted in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, adjusted their build rates in 2002 and 2003 downward to reflect the change in demand. According to the Airline Monitor, the drop in commercial aircraft production in 2002 from 2001 was reported to be 27% for Boeing and 7% for Airbus, or a total combined reduction of approximately 19%. For 2003 Boeing is projecting a further drop in production of approximately 25%, and Airbus less than 5% for a combined reduction of approximately 15%. All build schedules are subject to change, and are highly dependent on airline passenger travel and airline profitability. Therefore, the exact magnitude of the downturn on commercial aerospace remains somewhat uncertain for 2003 and beyond.

     Longer term, the commercial aerospace sector is expected to continue to be a very significant consumer of titanium products due to the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial fleets over the next 20 years.

     Defense markets represent approximately 30% of RTI's revenues. The major programs that require extensive use of titanium in the jet engine and airframe structure are fighter aircraft such as the F-15, F/A-18, F-22, and Joint Strike Fighter (F-35) and Eurofighter, and in military transports like the C-17. The importance of the military demand is expected to grow in 2003 and beyond due to increased defense budgets and increased hardware purchases by the U.S. Government and European nations, partially brought about by the events of September 11. It is estimated that global military demand for titanium will increase, and become as much as 20% of the total titanium market, but it is not expected to completely offset the drop in the commercial aerospace sector. RTI supplies products to all the programs mentioned above.

     Historically, the cyclical nature of the aerospace and defense industries has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, U.S. titanium mill products shipments registered cyclical peaks of 65 million pounds in 1997 to a low of 32 million pounds in 1983. The U.S. titanium industry's reported shipments were approximately 48 million pounds in 1999 and 52 million pounds in 2000 and 2001. The estimate for 2002 is approximately 36 million pounds, although published figures have not been issued at the time of printing.

     Lead times of titanium mill products, combined with those for fabricated components, can aggregate from 6 months to 18 months, with an average of 12 months overall. Therefore, shipments of mill products in 2002 for the aerospace markets are more a function of demand from aerospace production in 2003. Mill product shipments for aerospace markets in 2003 will more directly reflect aircraft production rates for 2004.

  INDUSTRIAL AND CONSUMER

     RTI manufactures and distributes high temperature and corrosion resistant alloys such as titanium, stainless steel and nickel based alloys to the chemical processing, oil and gas, power generation, and consumer markets for sports and recreation industries. The Company also provides engineered and fabricated parts and provides services to the oil and gas industry, including weld design, fabrication repair, as well as materials engineering and testing services. It is estimated that the global demand for non-aerospace markets industry-wide is approximately 50% of the total mill product market.

     Industrial and Consumer markets provided approximately 40% of RTI's revenue in 2002. In 2002 RTI expanded its non-aerospace business in two major markets: mining and energy. In the mining market RTI was selected to provide the titanium, with its unique corrosion resistance, for a major nickel-cobalt facility developed by Inco, Ltd., in New Caledonia named Goro. Follow-on business may materialize from this application but is not expected over the next year or two. In the energy market, the demand for oil and gas increased deepwater exploration and production in 2002, and resulted in much higher demand for the Company's products produced and marketed through RTI Energy Systems, Inc. located in Houston, Texas. This demand is expected to grow over the next several years.

PRODUCTS AND MARKETS

     The Company's products are produced and marketed by two operating segments:
(1) the Titanium Group; and (2) the Fabrication and Distribution Group.

     The Titanium Group's products consist primarily of titanium mill products and specialty alloys for use in the ferrous and nonferrous metals industries. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, sheet, plate, strip and welded tube. These products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets such as prime aircraft manufacturers and subcontractors including metal fabricators, forge shops, machine shops and metal distribution companies. Titanium mill products are semi-finished goods and most often represent the raw or starting material for these customers, who then form, fabricate, machine or further process them into finished or semi-finished parts. A significant amount of titanium mill products are sold to the Company's Fabrication and Distribution Group (over 30% in 2002) where value-added services are performed for ultimate shipment to the public customer. This Group also manufactures titanium powders and sells specialty alloys used by the ferrous and nonferrous metal industries.

     The Fabrication and Distribution Group consists primarily of businesses engaged in the fabrication and distribution of titanium and other specialty metals such as stainless steel and nickel-based alloys in both the United States and Europe. Fabricated products include pipe, engineered tubular products, hot-formed and superplastically formed parts, cut shapes, and various specialized cut-to-size programs. The Fabrication unit extrudes numerous shapes and sizes of specialty metals for use in aerospace and nonaerospace applications. The Energy unit fabricates components such as connectors, subsea manifolds and riser systems which are used in offshore oil and gas production. The Energy unit also designs and markets offshore riser systems, stress joints and drill pipe. The Distribution unit operates a number of domestic metal distribution facilities, which stock and deliver cut-to-size titanium products, as well as other specialty metals. The RTI Europe business unit operates distribution facilities in Europe which stock and deliver cut-to-size titanium products and other specialty metals.

     The amount of sales and the percentage of the Company's consolidated sales represented by each Group during each of the years beginning in 2000 were as follows (dollars in millions):

                                                       2002           2001           2000
                                                   ------------   ------------   ------------
                                                     $       %      $       %      $       %
                                                   ------   ---   ------   ---   ------   ---
Titanium Group (1)...............................  $110.4    41%  $126.9    44%  $124.2    50%
Fabrication and Distribution Group...............   143.2    53    144.9    51    108.4    43
Other (2)........................................    17.3     6     14.1     5     16.8     7
                                                   ------   ---   ------   ---   ------   ---
  Total..........................................  $270.9   100%  $285.9   100%  $249.4   100%
                                                   ======   ===   ======   ===   ======   ===

     Operating profit and the percentage of consolidated operating profit contributed by each Group during each of the years beginning in 2000 were as follows (dollars in millions):

                                                           2002          2001         2000
                                                        -----------   ----------   -----------
                                                          $      %     $      %     $      %
                                                        -----   ---   ----   ---   ----   ----
Titanium Group........................................  $ 9.0    59%  $4.0    41%  $5.6     84%
Fabrication and Distribution Group....................    5.1    33    4.7    48     --     --
Other (2).............................................    1.2     8    1.1    11    1.1     16
                                                        -----   ---   ----   ---   ----   ----
  Total...............................................  $15.3   100%  $9.8   100%  $6.7    100%
                                                        =====   ===   ====   ===   ====   ====

     The amount of the Company's consolidated assets identified with each Group for each of the years ended December 31 were as follows (dollars in millions):

                                                               2002     2001     2000
                                                              ------   ------   ------
Titanium Group..............................................  $217.7   $218.0   $228.4
Fabrication and Distribution Group..........................   146.2    157.2    149.5
General Corporate (3).......................................    32.3     12.6      8.4
                                                              ------   ------   ------
Total.......................................................  $396.2   $387.8   $386.3
                                                              ======   ======   ======

---------------

(1) Excludes approximately $55 million, $48 million and $46 million of intercompany sales to Fabrication and Distribution in 2002, 2001 and 2000, respectively. The Company's longer term strategy includes continued marketing efforts to increase the utility to the end customer by delivering products more suitable to end uses by eliminating the customer's need to provide additional processing steps to the metal.

(2) Includes United States Department of Energy ("DOE") remediation and restoration contract.

(3) Consists primarily of unallocated cash, short-term investments and deferred tax assets.

  TITANIUM GROUP

     The Titanium Group produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Commercial Aerospace. Approximately 43% of the Group's 2002 mill product sales were commercial aerospace-related compared with approximately 55% in 2001 and 59% in 2000. The Group's products are certified and approved for use by all major domestic and most international manufacturers of commercial aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, are fabricated into parts and are utilized in aircraft structural sections such as landing gear parts, fasteners, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     According to The Airline Monitor, at December 31, 2002, the leading manufacturers of commercial aircraft, Boeing and Airbus, reported an aggregate of 2,649 aircraft under firm order which represents a 9.2% decrease when compared to the backlog at December 31, 2001 of 2,919 aircraft.

     While the total backlog has declined, it remains at a level in excess of 2,600 units which at today's production rate equates to over 4 years of production for Boeing and Airbus. There can be no assurance that it will remain at this level, but a significant production backlog is expected to be in place over the next few years. The long term outlook for this segment over the next 20 years is that approximately 20,000 large jets and 4,300 regional jets for new and replacement aircraft will be required to support the demand of increased passenger travel.

     Defense. Approximately 31% of the Group's 2002 mill product sales were defense related, compared with approximately 25% in 2001 and 2000. The Company's products are certified and approved for use by all major and most international manufacturers of military aircraft and jet engines. The various mill products are fabricated into parts and are utilized in aircraft structural sections, wing skins, fasteners, wing carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases, and armor for military vehicles. Product from this segment is utilized in programs such as the C-17 military transport, fighter aircraft such as the F-18, F-15, F-16, F-22, and the Joint Strike Fighter (F-35). Internationally it is used on the European fighters such as the Tornado, Mirage, Eurofighter, and the A-400 transport.

     Industrial and Consumer. Principal mill products for these markets include commercially pure (unalloyed) strip, welded tube and plate used for chemical processing and pulp and paper equipment. The Group is also a supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Industrial and consumer markets accounted for 26% of the Group's mill product sales in 2002, 20% in 2001 and 16% in 2000.

     Other. The Company has a long-term agreement with the DOE covering the remediation and restoration of certain of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. Government. The Company is serving as the prime contractor during the remediation and restoration period. Year-to-year revenues and the time of completion of the project will depend on DOE funding. In 2002, the Company recognized $17.3 million in revenues under this program compared to $14.1 million in 2001 and $16.8 million in 2000. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities.

  FABRICATION AND DISTRIBUTION GROUP

     Fabricated products include value added activity, seamless and welded pipe, engineered tubular products and extrusions for oil and gas exploration and production and geothermal energy production industries. Fabricated products also include hot-formed and superplastically formed parts and cut shapes and extrusions for aerospace (commercial and defense) applications.

     The Company owns and operates a number of distribution facilities, both foreign and domestic. These centers stock titanium as well as other nonferrous and ferrous metals to fill customer needs for smaller quantity, quick delivery orders. These centers also provide cutting and light fabrication services. In addition, four locations, St. Louis, Los Angeles, Birmingham, England, and Paris, France, operate significant stocking and cut-to-size programs designed to meet the needs of commercial aerospace, defense, and industrial and consumer product customers for multi-year requirements.

     The Fabrication and Distribution Group was the largest customer for RTI's Titanium Group's mill products in 2002, utilizing over 30% of its shipments. This number is expected to grow to over 50% in the near future.

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

     Additionally, in order to enhance and further expand its already significant efforts to develop new markets for titanium in the oil and gas exploration and production and geothermal energy production industries, RTI acquired the assets of Weld-Tech of Houston, Texas on October 1, 1998. RTI Energy Systems (Weld-Tech), operating as part of the Energy unit of the Fabrication and Distribution Group, provides engineering and fabrication services to the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services. RTI increased its investment in RTI Energy Systems with the addition of a machining center. This addition expanded capabilities and provided additional fabrication services to its expanding customer base in titanium and other specialty metals, as well as various steels. RTI Energy Systems specializes in the design, engineering and marketing of offshore riser systems, connectors, stress joints and drill pipe made of titanium and other metals.

     The Company continues to work closely with a number of oil companies and engineering concerns to develop other titanium projects and applications in the oil and gas and geothermal energy production industries. Customer funded programs and continued research is an ongoing activity to support new growth expected in this market in years to come.

EXPORTS

     The majority of the Company's exports consist of titanium mill products and extrusions used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales were 17% of sales in 2002, 20% in 2001 and 23% in 2000. Such sales were made primarily to the European market, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company's export sales are denominated in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     The Company supplies flat-rolled titanium alloy mill products to the European market, through RTI Europe, the Company's network of European distribution companies, which secures contracts to furnish mill products to the major European aerospace manufacturers. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet. In 2000, RTI purchased the remaining 60% of Reamet. In addition, the Company expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. RMI, through its French subsidiary, Reamet, was chosen by Airbus as a major supplier of the titanium flat rolled products through 2004.

BACKLOG

     The Company's order backlog for all market segments decreased to $100.0 million as of December 31, 2002, from $142.6 million at December 31, 2001, principally due to a dropoff in titanium mill products as a result of decreased demand from commercial aerospace markets.

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge, a porous metallic material; titanium scrap; and alloying agents. RTI acquires its raw materials from a number of domestic and foreign suppliers, under long-term contracts and other negotiated transactions. Requirements for sponge and scrap vary depending upon the volume and mix of final products. The addition of the Company's cold hearth melting facility permits the Company to consume significantly more scrap in its primary melting facility, thus reducing the need for purchased titanium sponge. Based on the current levels of customer demand, current production schedules, and the level of inventory on hand, the Company estimates its purchases of sponge and scrap will decrease during 2003.

     The Company has entered into two long-term sponge supply agreements. One of the agreements is with a Japanese supplier and permits the Company to purchase up to four million pounds of sponge per year through 2005, either at market price or the price in effect under the contract plus changes in certain of the supplier's costs. In addition, this contract permits the Company to purchase up to an additional four million pounds of sponge at negotiated prices. The other agreement is with a supplier from Kazakhstan and permits the Company to purchase up to eight million pounds of sponge annually through 2006.

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

COMPETITION AND OTHER MARKET FACTORS

     The titanium metals industry is highly competitive on a worldwide basis. Titanium competes with other materials of construction, including certain stainless steel, nickel-based high temperature, and corrosion resistant alloys, and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry. It would either have to acquire intermediate product from an existing source, or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end use applications, especially in aerospace, require rigorous testing and approvals prior to purchase, which would require a significant investment of time and capital, coupled with extensive technical expertise.

     The aerospace consumers of titanium products tend to be highly concentrated. The Boeing Company and Airbus, through direct purchase and their families of subcontractors, consume most of the aerospace products. Shipments of aerospace products represented approximately 60% of RMI's mill product shipments in 2002, half of which were used in defense applications. Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China.

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

     In the fall of 1997, VSMPO, the integrated Russian titanium manufacturer, petitioned the USTR for a waiver of the CNL on the wrought products, and also filed a petition seeking to have unwrought products granted GSP status. The CNL was actually exceeded by this producer in 1997, 1998, 1999, 2000, and 2001, but not for 2002. In July of 1998, the USTR granted the waiver of the CNL on the wrought products, allowing unlimited imports of Russian mill products into the domestic market. The petition on the unwrought products remains in a "pending" status, however due to the outdated information in the petition, it is highly doubtful the petition will be acted upon.

     On December 3, 2002, Titanium Metals Corporation ("Timet") and RTI filed a joint petition before the USTR seeking removal of GSP status for the Russian wrought products and/or a reinstatement of the CNL. Allegheny Technologies Incorporated is actively supporting this petition. In addition, a sponge manufacturer from the Commonwealth of Independent States also filed a petition on December 2, 2002, seeking GSP status of unwrought titanium products from Kazakhstan. RTI supports the granting of this petition. Both of these petitions are filed and awaiting review by the GSP committee. The Company believes that the increase in duty-free imports of titanium mill products from Russia has increased competition in the domestic titanium industry, and without the benefit of similar treatment for needed imported sponge, has negatively impacted the domestic producers.

     The United States Government is required by the Berry Amendment Specialty Metals Clause of 1973 to require the use of domestically melted titanium in the production of military aircraft. Several waivers of this requirement were recently granted. If substantive waivers of this type were to continue to be granted, or the requirements of the Berry Amendment were to be modified, it could have a negative effect on future military business, and would allow foreign titanium to be used on military aircraft. RTI believes waivers under the law are improper and could be harmful to national defense and, along with other domestic companies, is challenging the granting of future waivers, as well as any legislative attempt to weaken the Berry Amendment.

     Competition in the Fabrication and Distribution Group is primarily on the basis of price, quality, timely delivery and customer service. RTI Energy Systems competes with a number of other fabricators, some of which are significantly larger, in the offshore oil and gas exploration and production industry. The Company believes the businesses in the Fabrication and Distribution group are well positioned to remain competitive and grow in size due to the range of goods and services offered and the increasing synergy with the Titanium Group for product and technical support.

MARKETING AND DISTRIBUTION

     RTI markets its titanium mill products and related products and services worldwide. The majority of the Company's sales are made through its own sales force and lesser amounts through independent distributors. RTI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Brea, California; Washington, Missouri; and Salt Lake City, Utah. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and

Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of products and services provided by companies in the Fabrication and Distribution Group are made by personnel at each plant location as well as a group level sales force. Fabrication and Distribution Group locations include:
Hartford, Connecticut; Indianapolis, Indiana; Los Angeles, California; Houston, Texas; Sullivan and Washington, Missouri; Birmingham, England; Villette, France; Dusseldorf, Germany; and Milan, Italy.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities for the Titanium Group, as well as for other RTI subsidiaries, at its facilities in Niles, Ohio. The principal goals of the Company's research program are advancing technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical and product development costs totaled $1.4 million in 2002, $1.7 million in 2001 and $1.3 million in 2000.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its know-how, trade secrets and patents important to conduct its business, although no individual item is considered to be material to the Company's current business.

EMPLOYEES

     As of December 31, 2002, the Company and its subsidiaries employed 1,202 persons, 438 of whom were classified as administrative and sales personnel. 852 of the total number of employees were in the Titanium Group, while 350 were employed in the Fabrication and Distribution Group.

     The United Steelworkers of America represents 385 of the hourly clerical and technical employees at RMI's plant in Niles, Ohio and 15 hourly employees at Earthline Technologies in Ashtabula, Ohio. No other Company employees are represented by a union.

     In 1999 the Company and the United Steel Workers of America, after a strike, agreed to a forty-two month contract which expires in October, 2003. The contract for the hourly employees at the facilities in Ashtabula expires in January, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2002.

                   NAME                     AGE                         TITLE
                   ----                     ---                         -----
Timothy G. Rupert.........................  56    President and Chief Executive Officer
John H. Odle..............................  60    Executive Vice President
Lawrence W. Jacobs........................  47    Vice President, Chief Financial Officer, and
                                                  Treasurer
Dawne S. Hickton..........................  45    Vice President and General Counsel
Gordon L. Berkstresser....................  55    Vice President and Controller

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

AVAILABLE INFORMATION

     Our Internet address is www.rti-intl.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to, the SEC.

ITEM 2.  PROPERTIES

MANUFACTURING FACILITIES

     The Company has approximately 1.2 million square feet of manufacturing facilities, exclusive of distribution centers and office space. The Company's principal manufacturing plants, the principal products produced at such plants and their aggregate capacities, are set forth below.

                            MANUFACTURING FACILITIES

                                                                                       ANNUAL RATED
           LOCATION                                   PRODUCTS                           CAPACITY
           --------                                   --------                         ------------
TITANIUM GROUP
Niles, OH                        Ingot (million pounds).............................       36.0
Niles, OH                        Mill products (million pounds).....................       22.0
Hermitage, PA                    Tube (million pounds)..............................        0.8
Salt Lake City, UT               Powders (million pounds)...........................        1.5
Canton, OH                       Ferro titanium and specialty alloys (million
                                 pounds)............................................       16.0

FABRICATION AND DISTRIBUTION GROUP
Washington, MO                   Hot-formed and superplastically formed components
                                 (thousand press hours).............................       50.0
Sullivan, MO                     Cut parts (thousand man hours).....................       23.0
Houston, TX                      Extruded products (million pounds).................        1.8
Houston, TX                      Machining & fabrication oil and gas products
                                 (thousand man hours)...............................      246.0
Birmingham, England              Cut parts and components (thousand man hours)......       21.0
Villette, France                 Cut parts and components (thousand man hours)......        9.0
Los Angeles, CA                  Metal warehousing and distribution.................        N/A
Hartford, CT                     Metal warehousing and distribution.................        N/A
Houston, TX                      Metal warehousing and distribution.................        N/A

     The Company leases the facilities in Sullivan, Missouri; Houston, Texas; Los Angeles, California; Hartford, Connecticut; Birmingham, England and certain buildings and property at Washington, Missouri and Canton, Ohio. All other facilities are owned. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

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

  ENVIRONMENTAL

     The Company is subject to federal, state and local laws and regulations concerning environmental matters. During 2002, 2001, and 2000, the Company spent approximately $1.1 million, $1.6 million and $1.2 million, respectively, for environmental remediation, compliance, and related services. The Company estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $1.5 million annually for 2003 and 2004.

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

     Fields Brook Superfund Site. The Company is involved in a superfund site known as Fields Brook in Ashtabula, Ohio. Cleanup was completed in 2002. The Company estimates its share of the remaining Operation, Maintenance and Monitoring work to cost $0.3 million. The Company has accrued an amount for this matter. See Note 15 to the consolidated financial statements.

     Resource Conservation and Recovery Act ("RCRA") Proceedings-Ashtabula Sodium Plant. In July 2002, Ohio EPA issued to the Company an RCRA permit renewal requiring repair of the closed landfill cap. Work plans prepared by the Company are under review by Ohio EPA. The estimated cost of the work is $0.1 million. It is possible that the EPA will require additional work. The Company has accrued an amount for this matter. See Note 15 to the consolidated financial statements.

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

     The Company believes it is most appropriate to use public funds to cleanup a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan, is complete and Phase 2, the Detailed Design, is underway. To fund Phase 3, the Remedial Action, and to resolve Natural Resource Damages, the Company has estimated the private contribution to the project could approximate $15 million, of which roughly 10% is allocated to the Company (before contributions from third parties). It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brook Superfund site, or, alternatively, as a separate Superfund site. The Company has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan. See Note 15 to the consolidated financial statements.

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 2002 and 2001, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at December 31, 2002, $0.3 million is expected to be paid out during 2003 and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other non current liabilities. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.3 to $7.3 million in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) in a range of approximately $0.6 to $2.1 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 2003: 867

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2002

QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
First.......................................................  $12.65   $ 9.00
Second......................................................   14.00     9.85
Third.......................................................   12.66     8.51
Fourth......................................................   11.98     9.50
Year........................................................  $14.00   $ 8.51

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2001

QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
First.......................................................  $17.75   $11.87
Second......................................................   16.20    12.05
Third.......................................................   15.27     5.60
Fourth......................................................   10.95     7.60
Year........................................................  $17.75   $ 5.60

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2002        2001        2000        1999        1998
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
Sales...............................  $270,890    $285,900    $249,382    $243,309    $337,476
Operating income....................    15,334       9,781       6,741       4,769      67,996
Income before income taxes..........    24,395(1)   20,112(2)   11,409(3)    3,527      70,101
Net income..........................    15,125      12,078       6,731       2,223      68,143(4)

NET INCOME PER COMMON SHARE:
  Basic.............................  $   0.73    $   0.58    $   0.32    $   0.11    $   3.31
  Diluted...........................  $   0.72    $   0.57    $   0.32    $   0.11    $   3.29

                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        2002        2001        2000        1999        1998
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.....................  $216,216    $201,257    $208,388    $209,174    $196,225
Total assets........................   396,220     387,751     386,279     400,243     396,020
Long-term debt......................        --          --      19,800      36,200      20,080
Total shareholders' equity..........   311,173     306,975     301,859     295,604     292,765

---------------

(1) Includes the effect of an approximately $7 million gain from the settlement of a contractual claim and a $2.1 million gain resulting from the sale of common stock received by the Company in connection with the demutualization of one of its insurance carriers.

(2) Includes the effect of an approximately $6 million gain from the settlement of a contractual claim and a $5.2 million gain related to a stock distribution to the Company in connection with the demutualization of one of its insurance carriers in which it was a participant.

(3) Includes the effect of an approximately $6 million gain from the settlement of a contractual claim.

(4) Includes a $22.8 million income tax benefit relating to NOL utilization and the reduction in the deferred tax valuation allowance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, labor relations, the long-term impact of the events of September 11, and the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the

Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

OVERVIEW

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, titanium mill product shipments registered a cyclical peak of 65 million pounds in 1997 and a low of 32 million pounds in 1983.

     In the 1995-1997 period, most major commercial airlines reported stronger operating profits and, during this same period, aircraft manufacturers increased build rates. From a peak in 1997, demand was reduced in 1998 and again in 1999 primarily due to excess inventory within the supply network. In 2000, demand was modestly improved compared to 1999 and improved again in 2001 as supply and demand reached an equilibrium. Build rates were forecast to continue to improve throughout 2001, however, because of the terrorist events of September 11, 2001, and airline financial difficulties leading up to the events, the outlook changed suddenly and dramatically. As a result, demand and production changed downward for 2002 and 2003, as highlighted in the Outlook section. The latest figures on the airline industry according to The Airline Monitor, at December 31, 2002, indicate that the leading manufacturers of commercial aircraft, The Boeing Company and Airbus, reported an aggregate of 2,649 aircraft under firm order, which represents a 9.2% decrease when compared to the backlog at December 31, 2001 of 2,919 aircraft. While the total backlog has declined, it remains at a level in excess of 2,600 units which at today's production rate equates to over 4 years of production for Boeing and Airbus. There can be no assurance that it will remain at this level, but a significant production backlog is expected to be in place over the next few years. The long term outlook for this segment over the next 20 years is that approximately 20,000 large jets, and 4,300 regional jets for new and replacement aircraft will be required to support the demand of increased passenger travel, effectively doubling the current fleet of commercial aircraft.

     Demand from defense markets has been expanding in recent years. Defense budgets are increasing, particularly in the U.S., where acquisition includes numerous aircraft and ground support systems that utilize titanium and other specialty metals. The major programs that require extensive use of titanium in the jet engine and airframe structure are fighter aircraft such as the F-15, F/A-18, F-22, and JSF(F-35), and in military transports like the C-17. In Europe, the Eurofighter, a joint country and joint services aircraft, has also been launched. Military ground and naval equipment programs using titanium are also underway, with more being considered, in the U.S. and Europe. Military demand is expected to continue its growth in 2003 and beyond. However, this growth is not expected to completely offset the drop in the commercial aerospace sector in the near term.

     The Company estimates that total U.S. industry shipments of titanium mill products in 2002 decreased to approximately 36 million pounds, from 52 million pounds in 2001.

     In recent years, the Company has devoted significant resources to developing new markets for titanium in the oil and gas and geothermal energy production industries. In addition to designing and fabricating the world's first all titanium high pressure drilling riser in 1995, the Company has also produced significant quantities of seamless titanium pipe for use in geothermal energy applications. The Company also supplied titanium stress joints for use in production riser systems located in the Gulf of Mexico and in Indonesia. The Company conducts its operations for oil and gas and geothermal energy from its Houston, Texas facility under the name RTI Energy Systems, Inc. RTI Energy Systems also engineers, designs and markets offshore riser systems, stress joints, drill pipe and components.

     On December 14, 2000, the Company purchased the remaining 60% of the outstanding shares of Reamet. Since 1992, the Company had owned 40% of the outstanding shares of Reamet. Reamet, located in Villette, France, is a premier distributor of titanium products to the French market, serving aerospace, military and industrial customers. Reamet's largest customer is Airbus with which it has a contract to supply titanium, principally in the form of cut plate. Reamet now operates as part of the Fabrication and Distribution Group.

     RTI's strategy is to build on its leading position in the worldwide titanium industry while maintaining a strong financial condition and stringent quality, safety and environmental standards. RTI is emphasizing higher margin products in its traditional markets, while continuing to develop new markets and products that add value to traditional products by extruding, fabricating, and distributing them to end users.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Net Sales

     Net sales decreased 5.3% to $270.9 million for the year ended December 31, 2002 compared to net sales of $285.9 million in 2001. Sales for the Company's Titanium Group amounted to $127.7 million for the year ended December 31, 2002 compared to $141.0 million in 2001. Shipments of titanium mill products were
10.0 million pounds in the year ended December 31, 2002, compared to 11.6 million pounds in 2001, a 13.8% decrease. Mill product shipments in the year ended December 31, 2002 were lower than those in 2001 as commercial aerospace demand for forged mill products declined. Average realized prices on mill products for the year ended December 31, 2002 increased 7.4% to $14.36 per pound from $13.37 per pound in 2001. The increase in average realized prices for mill products resulted primarily from a decreased mix of lower value-added forged mill products when compared to 2001. Sales for the Company's Fabrication and Distribution Group amounted to $143.2 million in the year ended December 31, 2002, compared to $144.9 million in 2001, a decrease of $1.7 million, or 1.2%. This decrease primarily reflects reduced demand in distribution sales in the United States and Europe, partially offset by an increase in energy market sales. In the case of the Company's distribution businesses, sales decreased approximately $14.0 million while the Company's Energy business reflected a $13.1 million increase.

  Gross Profit

     Gross profit amounted to $49.0 million, or 18.1% of sales for the year ended December 31, 2002 compared to a gross profit of $43.4 million or 15.2% of sales in 2001. This increase in gross margin of $5.6, or 12.9%, is primarily due to the Titanium Group cost reduction efforts, increased sales in energy markets, and the discontinuance of goodwill amortization in 2002 due to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets," partially offset by reduced volume in domestic and European distribution sales.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $32.3 million or 11.9% of sales for the year ended December 31, 2002, compared to $32.0 million or 11.2% of sales in 2001. The increase in selling, general and administrative expenses was $0.3 million, or 0.9%.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $1.4 million in 2002 compared to $1.7 million in 2001. This decrease of $0.3 million, or 17.6%, primarily reflects a reduction in amounts spent on research and development for the energy market products.

  Operating Income

     Operating income for the year ended December 31, 2002 amounted to $15.3 million, or 5.7% of sales compared to $9.8 million, or 3.4% of sales, in 2001. This increase of $5.5 million, or 56.1%, consists of an increase in operating income from the Titanium Group of $5.1 million primarily due to cost reduction efforts. The Fabrication and Distribution Group generated an increase in operating income of $0.5 million due to energy market sales and the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS No. 142, partially offset by a decrease in demand in domestic and European distribution sales.

  Other Income

     Other income for the year ended December 31, 2002 amounted to $9.7 million, compared to $11.0 million in the same period of 2001. The decrease reflects the fact that the Company recognized a gain of $2.1 million on the sale of shares in 2002, that were received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant, compared to $5.2 million on the initial receipt of those shares in 2001. This decrease was partially offset by an increase in the amount received from Boeing of $0.8 million in settlement of contractually specified damages for failing to meet minimum order volumes when compared to a similar payment received in 2001 (refer to Outlook -- Commercial Aerospace Markets for more information on the Boeing contractual settlement).

  Interest Expense

     Interest expense for the years ended December 31, 2002 and December 31, 2001, which primarily reflected the amortization of certain fees associated with the Company's credit agreement and capitalized leases, amounted to $0.7 million. At December 31, 2002, the Company had no debt.

  Income Taxes

     In the year ended December 31, 2002, the Company recorded an income tax expense of $9.3 million compared to a $7.8 million expense recorded in 2001. The effective tax rates for the year ended December 31, 2002 and 2001 were approximately 38% and 39%, respectively. The effective tax rate of 38% for the year ended December 31, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate of 39% for the year ended December 31, 2001 was greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

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

  Net Income

     Net income for the year ended December 31, 2002 amounted to $15.1 million or 5.6% of sales, compared to $12.1 million or 4.2% of sales in the comparable 2001 period. This change consists of an increase in operating income from the Titanium Group of $5.1 million primarily due to continuing cost reduction efforts. This increase was also due to an increase in operating income in the Fabrication and Distribution Group of $0.5 million due to an increase in energy market sales and the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS No. 142, partially offset by a decrease in demand in domestic and European distribution sales. This increase also reflects an increase in the amount received from Boeing of $0.5 million, net of tax, in settlement of contractually specified damages for failing to meet minimum order volumes when compared to similar amounts received in 2001. These increases are partially offset by a decrease in gains recognized of $1.9 million, net of tax, on the sale of shares received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant, when compared to similar amounts in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Net Sales

     Net sales increased 14.6% to $285.9 million for the year ended December 31, 2001 compared to net sales of $249.4 million in 2000. Sales for the Company's Titanium Group amounted to $141.0 million for the year ended December 31, 2001 compared to $141.0 million in 2000. Shipments of titanium mill products were
11.6 million pounds in the year ended December 31, 2001, compared to 9.4 million pounds in 2000, a 23.4% increase. Mill product shipments in the year ended December 31, 2001 were higher than those in 2000 as aerospace demand for forged mill products improved. Average realized prices on mill products for the year ended December 31, 2001 decreased 15.0% to $13.37 per pound from $15.73 per pound in 2000. The decrease in average realized prices for mill products resulted primarily from an increased mix of lower value-added forged mill products when compared to 2000. Sales for the Company's Fabrication and Distribution Group amounted to $144.9 million in the year ended December 31, 2001, compared to $108.4 million in 2000, an increase of $36.5 million, or 33.7%.

This increase reflects the acquisition of Reamet, improvements in energy market sales, and continued improvements in distribution sales in the United States and Europe. Partially offsetting was a reduction in sales of fabricated products due to the delayed startup of the new extrusion facility in Houston.

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

  Other Income

     Other income for the year ended December 31, 2001 amounted to $11.0 million, compared to $6.5 million in 2000. This increase primarily reflects a gain of $5.2 million from a stock distribution to the Company as a result of the demutualization of one of its insurance carriers in which it was a participant, partially offset by the absence of a gain on sale of a portion of the Company's now closed Ashtabula, Ohio facilities which was recorded in 2000.

  Interest Expense

     Interest expense for the year ended December 31, 2001 amounted to $0.7 million compared to $1.9 million in 2000. The decrease is primarily the result of reduced borrowing levels. At December 31, 2001, the Company had no debt. Interest expense in 2001 primarily reflected the amortization of certain fees associated with the Company's credit agreement and capitalized leases.

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

OUTLOOK

     The terrorist attacks of September 11, 2001, and their effect on the general economy, will continue to have a significant influence on business conditions for several years.

  Commercial Aerospace Markets

     The largest impact has been on commercial aerospace markets, which provided approximately 30% of RTI's sales in 2002. Airline operators experienced a dramatic drop in travel immediately following September 11, which has resulted in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, adjusted their build rates beginning in 2002 downward 20% to reflect the expected change in demand. The exact magnitude of the downturn on commercial aerospace remains uncertain for 2003, and it could be further exacerbated if a war in the Middle East impacts commercial travel.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by 6 to 18 months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Discussions are currently being held with RTI's customers concerning their requirements for the commercial aircraft business over the next twelve months. It is expected that shipments from RTI to this segment will be reduced somewhat in 2003.

     The effect of the reduction in commercial aircraft demand on RTI will be mitigated somewhat by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI supplies Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, is subject to review by the parties prior to expiration in 2004. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, and 2001, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 will be settled during the 1st quarter 2003, and is expected to be approximately $8 million. Given the state of the commercial aircraft industry, it is not expected that Boeing will meet the minimum in 2003, the final year of the contract, and accordingly, a similar payment will be called for in early 2004. Beginning in 2004, business between the companies not covered by other contracts will be conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI, through its French subsidiary Reamet, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in April 2002 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2004, subject to extension.

  Defense Markets

     The importance of military markets to RTI, approximately 30% of revenues, is expected to rise in 2003 and beyond due to increased defense budgets, and increased hardware purchases by the U.S. Government, partially brought about by the events of September 11, 2001. It is estimated that overall titanium consumption will be increased within this segment in 2003 globally, but it is not expected to completely offset the decrease in the market caused by the drop in the commercial aerospace sector. RTI believes it is well positioned to provide mill products and fabrications to this segment if increased consumption is required to support defense needs. RTI supplies titanium and other materials to most military aerospace programs, including the F-22, C-17, F/A-18, F-15, JSF (F-35) and in Europe, the Mirage, and Eurofighter.

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

  Industrial and Consumer Markets

     The remaining 40% of RTI's sales are generated in various industrial and consumer markets, where business conditions are expected to be mixed over the next year or two.

     Revenues from Oil and Gas markets achieved new highs for RTI in 2002, and forecasts for 2003 indicate continued strong demand, due to the increase in deep water projects predicted over the next several years. Despite the weak economy, the Company believes that oil and gas exploration will continue at an accelerated pace for the next several years.

     In April 2002, RTI Energy Systems, Inc. was selected by Unocal to provide production riser equipment in connection with their West Seno project off the coast of Indonesia. RTI is providing the high-fatigue riser engineering design, in addition to the manufacture of components using a combination of titanium and steel. This project continues into 2003 and is expected to lead to other opportunities in Indonesia over the next several years. The initial contract exceeds $12 million.

     On July 16, 2002, RTI was selected to provide titanium alloy for a $1.4 billion nickel-cobalt mining facility being developed by INCO, Ltd. at Goro in the French Overseas Territory of New Caledonia. RTI was selected for its expertise in the design and production of a highly corrosion resistant, ruthenium-enhanced titanium alloy (ASTM-Grade 28) which it originally developed for the oil & gas industry. This contract was completed on schedule in 2002.

     If the general economy declines, demand from industrial market customers, such as chemical processing companies, may decrease.

  Backlog

     The Company's order backlog for all market segments decreased to $100.0 million as of December 31, 2002, from $142.6 million at December 31, 2001, principally due to a drop off in titanium mill products.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $41.3 million in 2002 compared to $35.1 million in 2001. The change in net cash flows from operating activities for the year ended December 31, 2002, compared to 2001, primarily reflects an increase in net income and a decrease in accounts receivable, offset by a decrease in other current liabilities. In 2002 and 2001, $6.2 million and $8.8 million, respectively, was generated through a reduction in working capital and other balance sheet line items. The Company's working capital ratio was 9.4 to 1 at December 31, 2002.

     During 2002 and 2001, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that it will be able to fund its capital expenditure requirements for 2003 with funds generated by operations.

     At December 31, 2002, the Company had a borrowing capacity equal to $100 million, the amount of the facility, or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory whichever is less.

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

     While there is no guarantee that the Company will be able to generate sufficient cash flow from operations to fund its operations and capital expenditures in 2003, the Company believes it can maintain adequate liquidity through a combination of cash reserves and available borrowing capacity. Also, as RTI currently has no debt, and based on the expected strength of 2003 cash flows, the Company does not believe there is any material near-term risks relating to fluctuations in interest rates.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of December 31, 2002:

                                                     CONTRACTUAL OBLIGATIONS
                                -----------------------------------------------------------------
                                 2003     2004     2005     2006     2007    THEREAFTER    TOTAL
                                ------   ------   ------   ------   ------   ----------   -------
Operating leases..............  $2,419   $1,821   $1,396   $1,234   $1,132     $1,381     $ 9,383
Capital leases................     294      195      146       33       24         --         692
                                ------   ------   ------   ------   ------     ------     -------
     Total contractual
       obligations............  $2,713   $2,016   $1,542   $1,267   $1,156     $1,381     $10,075
                                ======   ======   ======   ======   ======     ======     =======

                                                   OTHER COMMERCIAL COMMITMENTS
                                 -----------------------------------------------------------------
                                  2003      2004     2005     2006     2007    THEREAFTER   TOTAL
                                 ------     ----     ----     ----     ----    ----------   ------
Standby letters of credit......  $6,270      $--     $586      $--      $--        $--      $6,856
                                 ------      ---     ----      ---      ---        ---      ------
     Total other commercial
       commitments.............  $6,270      $--     $586      $--      $--        $--      $6,856
                                 ======      ===     ====      ===      ===        ===      ======

     The Company's other commercial commitments at December 31, 2002 represent standby letters of credit primarily related to commercial performance guarantees.

CAPITAL EXPENDITURES

     Gross capital expenditures for the year ended December 31, 2002 amounted to $7.6 million including $1.5 million for completion of the Company's new 5,000-ton extrusion press in Houston. Capital spending in 2001 totaled $12.2 million, including $4.5 million for the Houston extrusion press.

     Capital spending for 2003 is budgeted at approximately $10.0 million.

CREDIT AGREEMENT

     At December 31, 2002, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At December 31, 2002, there was $6.9 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $74.1 million.

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

     At December 31, 2002 and 2001, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at December 31, 2002, $0.3 million is expected to be paid out during 2003 and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other non current liabilities. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.3 million to $7.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $0.6 to $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NEW ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard, but does not expect it to be material to the financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will impact the timing of the recognition of costs associated with future exit or disposal activities but is not expected to have a material impact on the Company.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Notes 2 and 16 for the disclosures required by this standard at December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have a material impact on the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applied immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation will not have a material impact on the Company.

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

     On December 14, 2000, RTI acquired the remaining outstanding shares of Reamet of Villette, France for $4.3 million. Net of cash acquired, the Company's additional investment equaled $1.3 million. Reamet is a premier distributor of titanium products to the French market, serving aerospace, military and industrial customers. Reamet's largest customer is Airbus, with which it has a contract to supply titanium, principally in the form of cut plate.

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

     Of the accounting policies described in Note 2 and others not expressly stated but adopted by management as the most appropriate and accurate under the current facts and circumstances, the effect upon the Company of the policy of goodwill and asset valuation, deferred taxes, pensions, other postretirement benefits and environmental liabilities would be most critical if management estimates were incorrect.

     In the case of goodwill and property plant and equipment, if future product demand or market conditions reduce management's expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or property plant and equipment may be required.

     In the case of deferred tax assets, management has provided under current facts and circumstances what it believes to be adequate allowances for reduced value. Similarly to goodwill and property plant and equipment, should the future benefit of deferred tax assets become impaired because of the possibility of reduced utilization, an increase to the valuation allowance and corresponding charge to expense may be required.

     Included in the Company's accounting for its defined benefit pension plans are assumptions on future discount rates, expected return on assets and rate of future compensation changes. The Company considers current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term assumptions in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

     The discount rate is used to determine the present value of future payments. In general, the Company's liability increases as the discount rate decreases and vice versa. The Company reduced its discount rate in 2002 to 6.5% from 7.0% in 2001 to incorporate recent lower interest rates.

     Decreases in the level of plan assets have a direct impact on the amount of periodic pension expense the Company records. During 2002, the value of the Company's plan assets declined due to a general decline in interest rates and equity values. Incorporating recent market and economic conditions, we decreased the Company's expected long-term rate of return on plan assets to 8.5% in 2002 from 9.0% in 2001. The rate of return for 2002 is a key assumption in estimating the Company's pension expense for 2003.

     At December 31, 2002, the estimated accumulated benefit obligation related to plan assets exceeded the value of those plan assets. This was primarily due to the previously mentioned discount rate change and decrease in the level of plan assets. As a result the Company increased its minimum pension liability and recorded a charge to equity of $10.3 million net of deferred taxes. We also expect that pension expense in 2003 will increase by approximately $1.5 million. The Company currently does not have any minimum funding obligations under ERISA but continually evaluates whether the best use of its cash may include a contribution to the pension plans. If the Company chooses to make a contribution prior to the 2003 funding deadline, the increase in pension expense will likely decrease.

     The Company provides for environmental liabilities when these liabilities become probable and can be reasonably determined. The Company regularly evaluates and assesses its environmental responsibilities. Should facts and circumstances indicate that a liability exists or that previously evaluated and assessed liabilities have changed, the Company will record the liability or adjust the amount of an existing liability.

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

     The Company's long-term credit arrangement is based on rates that float with LIBOR based rates or bank prime rates and the carrying value approximates fair value. At December 31, 2002, the Company had no outstanding obligations under this credit arrangement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Management........................................    26
Report of Independent Accountants...........................    26

FINANCIAL STATEMENTS:
  Consolidated Statement of Income for the years ended
     December 31, 2002, 2001 and 2000.......................    27
  Consolidated Balance Sheet at December 31, 2002 and
     2001...................................................    28
  Consolidated Statement of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.......................    29
  Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2002, 2001 and 2000...    30
  Notes to Consolidated Financial Statements................    31

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

/s/ T. G. Rupert
T. G. Rupert
President and
Chief Executive Officer

/s/ Lawrence W. Jacobs
Lawrence W. Jacobs
Vice President,
Chief Financial Officer and Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RTI INTERNATIONAL METALS, INC.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 24, 2003

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Sales (Note 2)........................................  $   270,890   $   285,900   $   249,382
Operating costs:
Cost of sales.........................................      221,868       242,476       213,432
Selling, general and administrative expenses..........       32,333        31,971        27,935
Research, technical and product development
  expenses............................................        1,355         1,672         1,274
                                                        -----------   -----------   -----------
     Total operating costs............................      255,556       276,119       242,641
                                                        -----------   -----------   -----------
Operating income......................................       15,334         9,781         6,741
Other income--net.....................................        9,747        11,000         6,540
Interest expense......................................         (686)         (669)       (1,872)
                                                        -----------   -----------   -----------
Income before income taxes............................       24,395        20,112        11,409
Provision for income taxes............................        9,270         7,843         4,678
                                                        -----------   -----------   -----------
Income before cumulative effect of change in
  accounting principle................................       15,125        12,269         6,731
Cumulative effect of change in accounting principle
  (Note 2)............................................           --          (191)           --
                                                        -----------   -----------   -----------
Net income............................................  $    15,125   $    12,078   $     6,731
                                                        ===========   ===========   ===========
Earnings per common share (Note 4)
Income before cumulative effect of change in
  accounting principle:
  Basic...............................................  $      0.73   $      0.58   $      0.32
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.72   $      0.57   $      0.32
                                                        ===========   ===========   ===========
Net income:
  Basic...............................................  $      0.73   $      0.58   $      0.32
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.72   $      0.57   $      0.32
                                                        ===========   ===========   ===========
Weighted average shares used to compute earnings per
  share:
  Basic...............................................   20,772,994    20,848,056    20,848,783
                                                        ===========   ===========   ===========
  Diluted.............................................   20,924,143    21,032,736    21,024,991
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                           ASSETS
ASSETS:
Cash and cash equivalents...................................  $ 40,666   $  8,036
Receivables, less allowance for doubtful accounts of $1,205
  and $1,219 (Note 5).......................................    38,830     50,572
Inventories, net (Note 6)...................................   154,159    158,561
Current deferred income tax asset (Note 8)..................     2,356      7,418
Other current assets (Note 10)..............................     5,934     13,136
                                                              --------   --------
     Total current assets...................................   241,945    237,723
Property, plant and equipment, net (Note 7).................    92,554     98,375
Goodwill....................................................    34,133     34,133
Noncurrent deferred income tax asset (Note 8)...............     4,271         --
Other noncurrent assets (Note 10)...........................    23,317     17,520
                                                              --------   --------
     Total assets...........................................  $396,220   $387,751
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable............................................  $ 14,711   $ 17,799
Accrued wages and other employee costs......................     6,983      7,494
Billings in excess of costs and estimated earnings (Note
  12).......................................................     2,388      6,133
Income taxes payable........................................        --         29
Other accrued liabilities (Note 15).........................     1,647      5,011
                                                              --------   --------
     Total current liabilities..............................    25,729     36,466
Long-term debt (Note 9).....................................        --         --
Accrued postretirement benefit cost (Note 10)...............    19,873     19,940
Deferred income tax liability (Note 8)......................        --      1,296
Accrued pension cost (Note 10)..............................    33,021     17,787
Other noncurrent liabilities (Note 15)......................     6,424      5,287
                                                              --------   --------
     Total liabilities......................................    85,047     80,776
                                                              --------   --------
Commitments and Contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  21,120,833 and 21,035,454 shares issued; and 20,775,983
  and 20,730,604 shares outstanding.........................       211        210
Additional paid-in capital..................................   242,373    241,579
Deferred compensation.......................................    (1,982)    (2,278)
Treasury stock, at cost; 344,850 and 304,850 shares.........    (3,032)    (2,612)
Accumulated other comprehensive income (loss)...............   (19,015)    (7,417)
Retained earnings...........................................    92,618     77,493
                                                              --------   --------
     Total shareholders' equity.............................   311,173    306,975
                                                              --------   --------
     Total liabilities and shareholders' equity.............  $396,220   $387,751
                                                              ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $15,125   $ 12,078   $  6,731
Adjustment for non-cash items included in net income:
  Depreciation and amortization (Note 17)...................   12,306     13,585     11,941
  Deferred income taxes.....................................    5,740      3,796      2,447
  Stock-based compensation and other........................    2,543      2,049      1,030
  Gain on receipt of common stock (Note 2)..................       --     (5,177)        --
  Gain from sale of common stock (Note 2)...................   (2,105)        --         --
Changes in assets and liabilities (net of effects of
  businesses acquired):
  Receivables...............................................   10,973     (4,975)    12,375
  Inventories...............................................    4,653      6,649     14,418
  Accounts payable..........................................   (3,088)      (400)    (6,369)
  Other current liabilities.................................   (7,348)     7,509    (12,567)
  Other assets and liabilities..............................    2,460        (40)     2,271
                                                              -------   --------   --------
     Cash provided by operating activities..................   41,259     35,074     32,277
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries, net of cash acquired.........       --         --     (1,325)
  Capital expenditures......................................   (7,603)   (12,167)   (11,594)
                                                              -------   --------   --------
     Cash used in investing activities......................   (7,603)   (12,167)   (12,919)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........      129        321        158
  Net borrowings (repayments) under revolving credit
     agreements.............................................       --    (19,800)   (16,400)
  Purchase of common stock held in treasury.................     (420)    (1,766)      (406)
  Deferred charges related to credit facility...............     (735)        --         --
                                                              -------   --------   --------
     Cash used in financing activities......................   (1,026)   (21,245)   (16,648)
                                                              -------   --------   --------
Increase in cash and cash equivalents.......................   32,630      1,662      2,710
Cash and cash equivalents at beginning of period............    8,036      6,374      3,664
                                                              -------   --------   --------
Cash and cash equivalents at end of period..................  $40,666   $  8,036   $  6,374
                                                              =======   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized).........  $   373   $    877   $  2,108
                                                              =======   ========   ========
Cash paid for income taxes..................................  $ 5,812   $  4,288   $  2,143
                                                              =======   ========   ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for restricted stock awards........  $   478   $    544   $    391
                                                              =======   ========   ========
Capital lease obligations incurred..........................  $    --   $    388   $     --
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

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        ACCUMULATED
                                                       ADDT'L.                   TREASURY                  OTHER
                                  SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                                OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                                -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  1999........................  20,798,299     $208    $239,812     $(2,660)     $  (440)   $58,684            --      $295,604
Shares issued for directors'
  compensation................      12,110       --         166          --           --         --            --           166
Shares issued for restricted
  stock award plans...........      53,500       --         391        (391)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         864           --         --            --           864
Treasury common stock
  purchased at cost...........     (32,450)      --          --          --         (406)        --            --          (406)
Exercise of employee stock
  options including tax
  benefit.....................      20,503       --         158          --           --         --            --           158
Net income....................          --                   --          --           --      6,731                       6,731
Adjustment to excess minimum
  pension liability...........          --       --          --          --           --         --        (1,258)       (1,258)
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------      --------      --------
Balance at December 31,
  2000........................  20,851,962     $208    $240,527     $(2,187)     $  (846)   $65,415      $ (1,258)     $301,859
Shares issued for directors'
  compensation................      14,619       --         187        (187)          --         --            --            --
Shares issued for restricted
  stock award plans...........      34,500       --         544        (544)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         640           --         --            --           640
Treasury common stock
  purchased at cost...........    (210,100)      --          --          --       (1,766)        --            --        (1,766)
Exercise of employee stock
  options including tax
  benefit.....................      39,623        2         321          --           --         --            --           323
Net income....................          --       --          --          --           --     12,078            --        12,078
Adjustment to excess minimum
  pension liability...........          --       --          --          --           --         --        (7,419)       (7,419)
Unrealized gains on
  investments held for sale...          --       --          --          --           --                    1,260         1,260
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------      --------      --------
Balance at December 31,
  2001........................  20,730,604     $210    $241,579     $(2,278)     $(2,612)   $77,493      $ (7,417)     $306,975
Shares issued for directors'
  compensation................      18,912       --         187        (187)          --         --            --            --
Shares issued for restricted
  stock award plans...........      50,000        1         478        (479)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         962           --         --            --           962
Treasury common stock
  purchased at cost...........     (40,000)      --          --          --         (420)        --            --          (420)
Exercise of employee stock
  options including tax
  benefit.....................      16,467       --         129                       --         --            --           129
Net income....................          --       --          --          --           --     15,125            --        15,125
Adjustment to excess minimum
  pension liability...........          --       --          --          --           --         --       (10,338)      (10,338)
Unrealized gains on
  investments held for sale...          --       --          --          --           --         --        (1,260)       (1,260)
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------      --------      --------
Balance at December 31,
  2002........................  20,775,983     $211    $242,373     $(1,982)     $(3,032)   $92,618      $(19,015)     $311,173
                                ==========     ====    ========     =======      =======    =======      ========      ========


                                COMPREHENSIVE
                                   INCOME
                                -------------
Balance at December 31,
  1999........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit.....................
Net income....................     $ 6,731
Adjustment to excess minimum
  pension liability...........      (1,258)
                                   -------
Comprehensive income..........     $ 5,473
                                   =======
Balance at December 31,
  2000........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit.....................
Net income....................     $12,078
Adjustment to excess minimum
  pension liability...........      (7,419)
Unrealized gains on
  investments held for sale...       1,260
                                   -------
Comprehensive income..........     $ 5,919
                                   =======
Balance at December 31,
  2001........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit.....................
Net income....................     $15,125
Adjustment to excess minimum
  pension liability...........     (10,338)
Unrealized gains on
  investments held for sale...      (1,260)
                                   -------
Comprehensive income..........     $ 3,527
                                   =======
Balance at December 31,
  2002........................

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

  Employees

     The Company employed 1,202 people at December 31, 2002 of which 400 were covered by a collective bargaining agreement. One agreement, comprising 385 of the 400 covered employees, will expire in October 2003. The Company employed 1,170 people at December 31, 2001.

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

     Under the provisions of Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) internal costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

  Goodwill:

     Goodwill arising from business acquisitions, which represents the excess of the purchase price over the fair value of the assets acquired, is recorded as an asset.

     Prior to adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142), "Goodwill and Intangible Assets," goodwill was amortized using the straight-line method over the economic life of the asset acquired, not to exceed 25 years. Under SFAS No. 142, goodwill amortization ceased and the carrying amount of goodwill will be tested at least annually for impairment.

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

     The majority of employees in the Fabrication and Distribution Group participate in defined contribution or money purchase plans. Employees of Tradco, Inc., a company which operates as part of the Fabrication and Distribution Group, participate in a defined benefit plan.

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

  Income taxes:

     In connection with the 1990 Reorganization and Initial Public Offering, the tax basis of RMI Titanium Company's assets at that time reflected the fair market value of the common stock then issued by RMI. The new tax basis was allocated to all assets of RMI based on federal income tax rules and regulations, and the results of an independent appraisal. For financial statement purposes, these assets are carried at historical cost. As a result, the tax basis of a significant portion of RMI's assets exceeds the related book values, and depreciation and amortization for tax purposes exceeds the corresponding financial statement amounts.

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

     Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The Company continually evaluates the available evidence supporting the realization of deferred tax assets and adjusts the valuation allowance accordingly.

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

  Derivative financial instruments:

     The Company may enter into derivative financial instruments only for hedging purposes. Prior to the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" in January of 2001, gains or losses arising on the derivative instrument were deferred when changes in the value of the derivative effectively reduced the underlying exposure. If a derivative instrument failed to meet the criteria as an effective hedge, gains and losses were recognized currently in income.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the three years ended December 31, 2002 would have been as follows:

                                                            2002      2001      2000
                                                           -------   -------   ------
Net income
  As reported............................................  $15,125   $12,078   $6,731
  Pro forma..............................................   14,539    11,381    5,870
Basic earnings per share
  As reported............................................  $  0.73   $  0.58   $ 0.32
  Pro forma..............................................  $  0.70   $  0.55   $ 0.28
Diluted earnings per share
  As reported............................................  $  0.72   $  0.57   $ 0.32
  Pro forma..............................................  $  0.69   $  0.54   $ 0.28

     Included in the Company's income for the years 2002, 2001 and 2000 is stock-based compensation expense amounting to $962, $640, and $864 respectively.

  Cash equivalents:

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Other income -- net:

     During 2001, the Company received a common stock distribution in connection with the demutualization of one of its insurance carriers. The fair market value of the common stock on the date of distribution of $5.2 million was recorded in other income. At December 31, 2001 an unrealized gain of $1.3 million, net of tax, was recorded in other comprehensive income and the total carrying value was reflected in other current assets. The common stock was sold on January 17, 2002 and the Company recorded other income of $2.1 million inclusive of the $1.3 million, net of tax, unrealized gain reflected at December 31, 2001.

  New accounting standards:

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. Management has not yet completed its evaluation of the impact of the adoption of this standard, but does not expect it to be material to the financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will impact the timing of the recognition of costs associated with an exit or disposal activity but is not expected to have a material impact on the Company.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Notes 2 and 16 for the disclosures required by this standard at December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have a material impact on the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation will not have an impact on the Company.

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

     The accompanying financial statements include the results of operations of Reamet from the date of acquisition on December 14, 2000. The purchase price of $4.9 million, consisting of cash paid of $4.0 million, acquisition costs of $0.3 million, and the Company's original cost of the minority interest it held in Reamet prior to the acquisition of $0.6 million, was allocated to the assets acquired and liabilities assumed.

NOTE 4-- EARNINGS PER SHARE:

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for each of the years ended December 31, 2002, 2001, and 2000, follows (in thousands except number of shares and per share amounts):

                                                         NET                  EARNINGS
                                                       INCOME      SHARES     PER SHARE
                                                       -------   ----------   ---------
For the year ended December 31, 2002
Basic EPS............................................  $15,125   20,772,994     $0.73
Effect of potential common stock:
  Stock options......................................       --      151,149     (0.01)
                                                       -------   ----------     -----
Diluted EPS..........................................  $15,125   20,924,143     $0.72
                                                       =======   ==========     =====
For the year ended December 31, 2001
Basic EPS............................................  $12,078   20,848,056     $0.58
Effect of potential common stock:
  Stock options......................................       --      184,680     (0.01)
                                                       -------   ----------     -----
Diluted EPS..........................................  $12,078   21,032,736     $0.57
                                                       =======   ==========     =====

For the year ended December 31, 2000
Basic EPS............................................  $ 6,731   20,848,783     $0.32
Effect of potential common stock:
  Stock options......................................       --      176,208        --
                                                       -------   ----------     -----
Diluted EPS..........................................  $ 6,731   21,024,991     $0.32
                                                       =======   ==========     =====

914,066, 735,978, and 780,600 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share in 2002, 2001 and 2000, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5-- ACCOUNTS RECEIVABLE:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Trade and commercial customers..............................  $38,483   $50,581
Retainage on long-term contract(1)..........................      150        --
U.S. Government--Department of Energy.......................    1,402     1,210
                                                              -------   -------
                                                               40,035    51,791
Less--Allowance for doubtful accounts.......................   (1,205)   (1,219)
                                                              -------   -------
                                                              $38,830   $50,572
                                                              =======   =======

---------------

(1) Collectible within one year.

NOTE 6--INVENTORIES:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Raw materials and supplies..................................  $ 39,370   $ 30,304
Work-in-process and finished goods..........................   131,516    142,041
Adjustment to LIFO values...................................   (16,727)   (13,784)
                                                              --------   --------
                                                              $154,159   $158,561
                                                              ========   ========

     The Company uses a LIFO valuation method for approximately 60% of its inventories. The remaining inventories are valued using a combination of FIFO and weighted average cost methods.

NOTE 7-- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Land........................................................  $   1,162   $   1,162
Buildings and improvements..................................     43,679      43,803
Machinery and equipment.....................................    147,878     142,578
Computer hardware and software, furniture and fixtures, and
  other.....................................................     44,222      44,272
Construction in progress....................................        624       2,410
                                                              ---------   ---------
                                                                237,565     234,225
Less--Accumulated depreciation..............................   (145,011)   (135,850)
                                                              ---------   ---------
                                                              $  92,554   $  98,375
                                                              =========   =========

NOTE 8--INCOME TAXES:

     The "Provision for income taxes" caption in the Consolidated Statement of Income includes the following income tax expense (benefit):

                            DECEMBER 31, 2002             DECEMBER 31, 2001             DECEMBER 31, 2000
                       ---------------------------   ---------------------------   ---------------------------
                       CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL
                       -------   --------   ------   -------   --------   ------   -------   --------   ------
Federal..............  $2,952     $5,593    $8,545   $3,053     $3,190    $6,243   $1,390     $2,806    $4,196
State................     300        306       606      294        449       743      184        503       687
Foreign..............     278       (159)      119      700        157       857      (19)      (186)     (205)
                       ------     ------    ------   ------     ------    ------   -------    ------    ------
  Total..............  $3,530     $5,740    $9,270   $4,047     $3,796    $7,843   $1,555     $3,123    $4,678
                       ======     ======    ======   ======     ======    ======   =======    ======    ======

     A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Statutory rate of 35% applied to income before income
  taxes....................................................  $8,539   $7,037   $3,993
State income taxes, net of federal benefit.................     394      483      450
Adjustments of prior year's tax............................     280      374      (82)
Effects of foreign operations..............................     (11)    (415)    (148)
Nondeductible expenses.....................................      68      364      465
                                                             ------   ------   ------
  Total provision..........................................  $9,270   $7,843   $4,678
                                                             ======   ======   ======

     Deferred tax assets and liabilities resulted from the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred tax assets
  Inventories...............................................  $  4,855   $  4,925
  Postretirement benefit costs..............................     7,588      7,615
  Employment costs..........................................     2,433      2,382
  Tax credits...............................................        --      1,807
  Environmental related costs...............................       638        638
  Pension costs.............................................     2,365         72
  Other.....................................................     1,175      1,052
                                                              --------   --------
     Total deferred tax assets..............................    19,054     18,491
Deferred tax liabilities
  Property, plant and equipment.............................   (12,281)   (10,236)
  Anthem disposition........................................        --     (1,977)
  Intangible assets.........................................      (146)      (156)
                                                              --------   --------
     Total deferred tax liabilities.........................   (12,427)   (12,369)
                                                              --------   --------
Net deferred tax asset......................................  $  6,627   $  6,122
                                                              ========   ========

NOTE 9-- LONG-TERM DEBT:

     At December 31, 2002, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At December 31, 2002, there was $6.9 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $74.1 million.

NOTE 10-- EMPLOYEE BENEFIT PLANS:

     The following table provides reconciliations of the changes in the Company's pension and other postemployment benefit plan obligations and the values of plan assets for the years ended December 31, 2002 and 2001, and a statement of the funded status as of December 31, 2002 and 2001.

                                                            PENSION         OTHER POSTRETIREMENT
                                                         BENEFIT PLANS          BENEFIT PLANS
                                                      -------------------   ---------------------
                                                        2002       2001       2002        2001
                                                      --------   --------   ---------   ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation January 1........................  $ 95,545   $ 91,278   $ 19,965    $ 19,228
Service cost........................................     2,028      1,890        262         251
Interest cost.......................................     6,450      6,380      1,344       1,340
Actuarial loss......................................     6,320      2,771      5,923         904
Benefits paid.......................................    (7,069)    (6,774)    (2,317)     (1,758)
                                                      --------   --------   --------    --------
Benefit obligation December 31......................  $103,274   $ 95,545   $ 25,177    $ 19,965
                                                      ========   ========   ========    ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets January 1.................  $ 85,178   $ 90,533
Actual return on plan assets........................    (2,308)     1,352
Employer contributions..............................     7,302         67
Benefits paid.......................................    (7,069)    (6,774)
                                                      --------   --------
Fair value of plan assets December 31...............  $ 83,103   $ 85,178
                                                      ========   ========

     As of December 31, 2002, approximately 53% of the plans' assets are invested in equity securities, 23% in government debt instruments, and the balance in cash equivalents or debt securities. Included in the aggregate disclosures above are four plans for which the projected benefit obligation for each plan exceeds the fair value of each plan's assets at December 31, 2002 by $20.2 million.

                                                            PENSION         OTHER POSTRETIREMENT
                                                         BENEFIT PLANS          BENEFIT PLANS
                                                      -------------------   ---------------------
                                                        2002       2001       2002        2001
                                                      --------   --------   ---------   ---------
FUNDED STATUS:
Funded status December 31...........................  $(20,171)  $(10,367)  $(25,177)   $(19,965)
Unrecognized (gain) loss............................    35,594     18,500      3,729      (1,725)
Unrecognized prior service cost.....................     3,722      4,388      1,575       1,750
                                                      --------   --------   --------    --------
Net amount recognized...............................  $ 19,145   $ 12,521   $(19,873)   $(19,940)
                                                      ========   ========   ========    ========

     Amounts recognized in the Consolidated Balance Sheet at December 31 consist of the following:

                                                            PENSION         OTHER POSTRETIREMENT
                                                         BENEFIT PLANS          BENEFIT PLANS
                                                      -------------------   ---------------------
                                                        2002       2001       2002        2001
                                                      --------   --------   ---------   ---------
Prepaid benefit cost................................  $ 19,145   $ 12,521   $     --    $     --
Intangible asset....................................     3,767      4,438         --
Accrued benefit liability...........................        --         --    (19,873)    (19,940)
Additional minimum liability........................   (33,021)   (17,787)        --          --
Accumulated other comprehensive income..............    29,254     13,349         --          --
                                                      --------   --------   --------    --------
                                                      $ 19,145   $ 12,521   $(19,873)   $(19,940)
                                                      ========   ========   ========    ========

     Net periodic benefit costs as determined by independent actuaries, include the following components:

                                                                         OTHER POSTRETIREMENT
                                           PENSION BENEFIT PLANS             BENEFIT PLANS
                                        ---------------------------   ---------------------------
                                         2002      2001      2000      2002      2001      2000
                                        -------   -------   -------   -------   -------   -------
Service cost..........................  $ 2,028   $ 1,890   $ 1,757   $   262   $   251   $   223
Interest cost.........................    6,450     6,380     6,329     1,344     1,340     1,396
Expected return on assets.............   (8,629)   (7,908)   (7,640)       --        --        --
Prior service cost amortization.......      666       791       791       175       175       193
Amortization of actuarial loss........      163       100         2        --        --        --
Amortization of transition
  obligation..........................       --        --       256        --        --        --
                                        -------   -------   -------   -------   -------   -------
Net periodic benefit cost.............  $   678   $ 1,253   $ 1,495   $ 1,781   $ 1,766   $ 1,812
                                        =======   =======   =======   =======   =======   =======

     Assumptions used in the determination of the benefit obligations include the following:

                                                              2002   2001
                                                              ----   ----
Discount rate...............................................   6.5%   7.0%
Rate of increase in compensation............................   4.0%   4.8%
Expected return on plan assets..............................   8.5%   9.0%

     For those employees not covered by a defined benefit pension plan described above, the Company sponsors a 401(k) plan whereby the Company may provide a match of contributions. The Company matching contributions for the years ended December 31, 2002, 2001 and 2000 were approximately $398,000, $263,000 and
$252,000, respectively.

     The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 2002, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense.

     The Company acquired stock under the demutualization of one of its insurance carriers in 2001. The Company subsequently sold all of the stock for $7.2 million and immediately contributed the amount to its four defined benefit pension plans in January of 2002.

NOTE 11-- LEASES:

     The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $2.9 million in 2002, $2.7 million in 2001 and $3.7 million in 2000.

     The Company's future minimum commitments under operating and capital leases for years after 2002 are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2003........................................................   $2,419     $  294
2004........................................................    1,821        195
2005........................................................    1,396        146
2006........................................................    1,234         33
2007........................................................    1,132         24
Thereafter..................................................    1,381         --
                                                               ------     ------
     Total lease payments...................................   $9,383        692
                                                               ======
Less interest portion..................................................      (68)
                                                                          ------
Amount recognized as capital lease obligations.........................   $  624
                                                                          ======

NOTE 12-- BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

     The Company reported a liability for Billings in excess of costs and estimated earnings of $2.4 million as of December 31, 2002 and $6.1 million as of December 31, 2001. Those amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues. The decrease reflects the Company fulfilling obligations and recognizing revenue relating to advance payments.

NOTE 13-- TRANSACTIONS WITH RELATED PARTIES:

     Mr. Richard Burkhart, an officer of the Company prior to his resignation in February, 2000, received, as a 50% owner of XXI, LLC, the benefit of rent paid for a building in Solon, Ohio amounting to $199,445 in 2000. For the years 2001 and 2002, Mr. Burkhart was not considered a related party.

NOTE 14-- SEGMENT REPORTING:

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

     Segment information for the three years ended December 31, 2002 is as follows:

                                                                2002       2001       2000
                                                              --------   --------   --------
NET SALES:
Titanium
  Trade.....................................................  $110,427   $126,889   $124,149
  Intersegment..............................................    55,075     48,389     45,806
                                                              --------   --------   --------
                                                               165,502    175,278    169,955
Fabrication and distribution
  Trade.....................................................   143,213    144,916    108,423
  Intersegment..............................................       307      1,605        318
                                                              --------   --------   --------
                                                               143,520    146,521    108,741
Other operations............................................    17,250     14,095     16,810
Eliminations................................................   (55,382)   (49,994)   (46,124)
                                                              --------   --------   --------
     Total net sales........................................  $270,890   $285,900   $249,382
                                                              ========   ========   ========


OPERATING INCOME (LOSS):
Titanium....................................................  $  9,032   $  4,045   $  5,608
Fabrication and distribution................................     5,133      4,685        (17)
Other operations............................................     1,169      1,051      1,150
                                                              --------   --------   --------
     Total..................................................  $ 15,334   $  9,781   $  6,741
                                                              ========   ========   ========

Allocated corporate items included in segment operating
  income (1):
Titanium....................................................  $ (5,157)  $ (5,757)  $ (4,051)
Fabrication and distribution................................    (4,882)    (2,886)    (2,238)
                                                              --------   --------   --------
                                                              $(10,039)  $ (8,643)  $ (6,289)
                                                              ========   ========   ========

---------------

(1) Allocated on a three factor formula based on sales, assets and payrolls.

ASSETS:
Titanium....................................................  $216,160   $216,179   $227,883
Fabrication and distribution................................   146,220    157,162    149,536
Other operations............................................     1,573      1,787        462
General corporate assets....................................    32,267     12,623      8,398
                                                              --------   --------   --------
     Total consolidated assets..............................  $396,220   $387,751   $386,279
                                                              ========   ========   ========
CAPITAL EXPENDITURES:
Titanium....................................................  $  4,475   $  6,008   $  5,564
Fabrication and distribution................................     3,128      6,159      5,958
Other operations............................................        --         --         72
                                                              --------   --------   --------
     Total capital spending.................................  $  7,603   $ 12,167   $ 11,594
                                                              ========   ========   ========
DEPRECIATION AND AMORTIZATION:
Titanium....................................................  $  9,860   $  9,917   $  8,962
Fabrication and distribution................................     2,433      3,651      2,957
Other operations............................................        13         17         22
                                                              --------   --------   --------
     Total depreciation and amortization....................  $ 12,306   $ 13,585   $ 11,941
                                                              ========   ========   ========

                                                                2002       2001       2000
                                                              --------   --------   --------
CARRYING VALUE OF GOODWILL:
Titanium....................................................  $     --   $     --   $     --
Fabrication and distribution................................    34,133     34,133     35,736
Other operations............................................        --         --         --
                                                              --------   --------   --------
     Total carrying value of goodwill.......................  $ 34,133   $ 34,133   $ 35,736
                                                              ========   ========   ========

     The Company adopted SFAS No. 142 resulting in the non-amortization of goodwill effective for the period beginning January 1, 2001.

                                                                2002       2001       2000
                                                              --------   --------   --------
REVENUE BY MARKET INFORMATION:
Titanium
  Aerospace.................................................  $105,822   $125,595   $123,594
  Nonaerospace..............................................    59,680     49,683     46,361
                                                              --------   --------   --------
     Total..................................................  $165,502   $175,278   $169,955
Fabrication and distribution
  Aerospace.................................................  $ 99,005   $ 92,907   $ 76,386
  Nonaerospace..............................................    44,515     53,614     32,355
                                                              --------   --------   --------
     Total..................................................  $143,520   $146,521   $108,741
Other operations
  Nonaerospace..............................................  $ 17,250   $ 14,095   $ 16,810
Eliminations
  Aerospace.................................................   (49,723)   (45,771)   (41,486)
  Nonaerospace..............................................    (5,659)    (4,223)    (4,638)
                                                              --------   --------   --------
     Total net sales........................................  $270,890   $285,900   $249,382
                                                              ========   ========   ========

     The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

                                                                2002       2001       2000
                                                              --------   --------   --------
Geographic location of trade sales:
  United States.............................................  $224,759   $229,345   $192,058
  England...................................................    12,322     17,223     14,624
  France....................................................    13,972     14,873     17,833
  Rest of world.............................................    19,837     24,459     24,867
                                                              --------   --------   --------
     Total..................................................  $270,890   $285,900   $249,382
                                                              ========   ========   ========
Gross property, plant and equipment:
  United States.............................................  $235,310   $231,955   $225,243
  England...................................................     2,037      2,058      1,976
  France....................................................       218        212        182
                                                              --------   --------   --------
     Total..................................................  $237,565   $234,225   $227,401
                                                              ========   ========   ========

     In 2002, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 2002, 2001 and 2000, export sales were $46.1 million, $56.6 million, and $57.3 million, respectively, principally to customers in Western Europe.

     Substantially all of the Company's sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company's sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical, credit and other risks generally associated with the aerospace industry. In the three years ended December 31, 2002, no single customer accounted for as much as 10% of consolidated sales, although Boeing Company, Airbus Industrie and their subcontractors together consume in excess of 10% of the Company's sales and are the ultimate consumers of a significant portion of the Company's commercial aerospace products. Trade accounts receivable are generally not secured or collateralized.

NOTE 15-- COMMITMENTS AND CONTINGENCIES:

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At December 31, 2002 and 2001, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at December 31, 2002, $0.3 million is expected to be paid out during 2003 and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other non current liabilities. This amount is included in other non-current liabilities. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.3 million to $7.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $0.6 to $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

  Gain Contingency

     As part of Boeing Commercial Airplane Group's long-term supply agreement with the Company, Boeing was required to order a minimum of 3.25 million pounds of titanium in each of the years beginning in 1999. They failed to do so for 1999, 2000, 2001, and 2002, ordering 0.9 million pounds, 1.1 million pounds, 0.9 million pounds, and 0.5 million pounds, respectively.

     The Company made claim against Boeing in accordance with the provisions of the long-term contract for each of the years in which the minimum was not achieved. Revenue under the provisions of Statement of

Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies" was deemed not realized until Boeing settled the claims. Accordingly, the claims were treated as a gain contingency dependent upon realization.

     As a result of the application of SFAS No. 5 as to gain contingencies, the Company recorded revenue in 2000 of approximately $6 million, in 2001 of approximately $6 million, and in 2002 of approximately $7 million, for each of the preceding years claims upon receipt of the cash. The Company expects to recognize revenue of approximately $8 million when Boeing satisfies the claim for 2002.

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

NOTE 16-- STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

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

     During 2002, 238,000 option shares were granted at an exercise price of $9.575. In 2001, 160,500 option shares were granted at an exercise price of $15.781. In 2000, 179,000 option shares were granted at an exercise price of $7.313. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 235,450 of the option shares granted in 2002 were outstanding at December 31, 2002.

     During 2002, 2001 and 2000, 68,912 shares, 49,119 shares and 65,610 shares, respectively, of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 2000 through 2002:

                                                                          WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Balance January 1, 2000.....................................  1,141,969        $15.23
Granted.....................................................    179,000        $ 7.31
Exercised...................................................    (20,503)       $ 7.81
Forfeited or Expired........................................    (19,891)       $13.32
                                                              ---------
Balance December 31, 2000...................................  1,280,575        $14.27
Granted.....................................................    160,500        $15.78
Exercised...................................................    (39,623)       $ 8.11
Forfeited or Expired........................................     (1,332)       $20.19
                                                              ---------
Balance December 31, 2001...................................  1,400,120        $14.62
Granted.....................................................    238,000        $ 9.58
Exercised...................................................    (16,467)       $ 7.81
Forfeited or Expired........................................     (4,050)       $11.87
                                                              ---------
Balance December 31, 2002...................................  1,617,603        $13.95
                                                              =========

     At December 31, 2002 the weighted average exercise price and weighted average remaining contractual life for all outstanding options are reflected in the following tables:

                                    OPTIONS OUTSTANDING
--------------------------------------------------------------------------------------------
                 RANGE OF                                WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
              EXERCISE PRICE                  NUMBER      REMAINING LIFE     EXERCISE PRICE
-------------------------------------------  ---------   ----------------   ----------------
$4.06......................................     75,800          1.8              $ 4.06
$7.31 - $9.59..............................    583,865          7.6              $ 8.90
$12.44 - $15.78............................    505,836          6.7              $13.94
$20.19 - $25.56............................    452,102          4.0              $22.16
                                             ---------
                                             1,617,603          6.1              $13.95
                                             =========

                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------
                 RANGE OF                                WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
              EXERCISE PRICE                  NUMBER      REMAINING LIFE     EXERCISE PRICE
-------------------------------------------  ---------   ----------------   ----------------
$4.06......................................     75,800          1.8              $ 4.06
$7.31 - $9.59..............................    290,181          6.6              $ 8.68
$12.44 - $15.78............................    399,836          6.3              $13.45
$20.19 - $25.56............................    452,102          4.0              $22.16
                                             ---------
                                             1,217,919          5.2              $14.96
                                             =========

     Fair values of options at grant date were estimated using a Black-Scholes model and the assumptions listed below:

                                                              2002    2001    2000
                                                              -----   -----   -----
Expected life (years).......................................      5       5       5
Risk-free interest rate.....................................    3.0%    5.0%    5.0%
Expected volatility.........................................   40.0%   40.0%   57.5%
Dividend yield..............................................      0%      0%      0%
Expected weighted average fair value of options granted
  during the year...........................................  $3.78   $6.75   $3.98

NOTE 17-- GOODWILL AND OTHER INTANGIBLE ASSETS

     SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized; (2) goodwill must be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and discontinued the amortization of goodwill. The following table sets forth the effect of discontinuing of goodwill amortization as required by SFAS No. 142:

                                                                  TWELVE MONTHS ENDED
                                                                      DECEMBER 31
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Income before income taxes, as reported.....................  $24,395   $20,112   $11,409
Add back: Goodwill amortization.............................       --     1,647     1,630
                                                              -------   -------   -------
Income before income taxes, as adjusted.....................  $24,395   $21,759   $13,039
                                                              =======   =======   =======
Net income, as reported.....................................  $15,125   $12,078   $ 6,731
Add back: Goodwill amortization.............................       --     1,005       962
                                                              -------   -------   -------
Net income, as adjusted.....................................  $15,125   $13,083   $ 7,693
                                                              =======   =======   =======
Basic earnings per share, as reported.......................  $  0.73   $  0.58   $  0.32
Add back: Goodwill amortization.............................       --      0.05      0.05
                                                              -------   -------   -------
Basic earnings per share, as adjusted.......................  $  0.73   $  0.63   $  0.37
                                                              =======   =======   =======
Diluted earnings per share, as reported.....................  $  0.72   $  0.57   $  0.32
Add back: Goodwill amortization.............................       --      0.05      0.05
                                                              -------   -------   -------
Diluted earnings per share, as adjusted.....................  $  0.72   $  0.62   $  0.37
                                                              =======   =======   =======

     The new standard also requires a periodic assessment of the carrying value of goodwill for impairment. If the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. Based on the results of this assessment at December 31, 2002, the Company determined that all of the reporting units implied fair values exceeded the carrying value of the respective units and no adjustment of goodwill was required. All of the units with recorded goodwill are reported in the Company's Fabrication and Distribution business segment.

NOTE 18-- SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 2002 and 2001.

                                                 1ST          2ND         3RD        4TH
2002                                          QUARTER(1)    QUARTER     QUARTER    QUARTER
----                                          ----------   ----------   -------   ----------
Sales.......................................   $65,678      $72,943     $68,105    $64,164
Gross profit................................    13,796       14,490      12,160      8,576
Operating income............................     4,376        5,671       4,606        681
Net income..................................     8,031        3,464       3,005        625
Net income per share:
  Basic.....................................   $  0.39      $  0.17     $  0.14    $  0.03
  Diluted...................................   $  0.38      $  0.17     $  0.14    $  0.03

                                                 1ST          2ND         3RD        4TH
2001                                          QUARTER(1)    QUARTER     QUARTER   QUARTER(2)
----                                          ----------   ----------   -------   ----------
Sales.......................................   $66,239      $74,868     $76,047    $68,746
Gross profit................................     9,511       10,188      11,980     11,745
Operating income............................       800        1,310       3,852      3,819
Net income..................................     3,867          629       2,287      5,295
Net income per share:
  Basic.....................................   $  0.19      $  0.03     $  0.11    $  0.26
  Diluted...................................   $  0.18      $  0.03     $  0.11    $  0.25

---------------

(1) Net income was favorably affected by the financial settlements from Boeing of $4.4 million and $3.9 million, net of tax, in 2002 and 2001, respectively. These were related to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing.

(2) Net income was favorably affected by the receipt of a Common Stock distribution in connection with the demutualization of one of the Company's insurance carriers. The effect on net income amounted to $1.3 million in 2002 and $3.2 million in 2001 net of taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" in the 2002 Proxy Statement, to be filed at a later date.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors--Compensation of Directors" and "Executive Compensation" in the 2002 Proxy Statement, to be filed at a later date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information--Security Ownership" in the 2002 Proxy Statement, to be filed at a later date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, to be filed at a later date.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's officers and management including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in the Company's periodic SEC filings.

     Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) See Index to Exhibits.

(b) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2002

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

Dated: March 12, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
CRAIG R. ANDERSSON, Director;

NEIL A. ARMSTRONG, Director;

DANIEL I. BOOKER, Director;

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

JOHN H. ODLE, Director;

WESLEY W. VON SCHACK, Director

                   /s/ TIMOTHY G. RUPERT                                 March 12, 2003
------------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                   /s/ TIMOTHY G. RUPERT                                 March 12, 2003
------------------------------------------------------------
                        T. G. Rupert
     Director and President and Chief Executive Officer
               (Principal Executive Officer)

                               INDEX TO EXHIBITS

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                              NUMBER
-------                          -----------                            ----------

 2.0     Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 1
 2.1     Stock Purchase Agreement, dated as of October 1, 1998, by
         and among RTI International Metals, Inc., New Century
         Metals, Inc., Richard R. Burkhart and Joseph H. Rice,
         incorporated by reference to Exhibit 2.1 and 2.2 to the
         Company's Current Report on Form 8-K dated October 15, 1998
 2.2     Asset Purchase Agreement, dated October 1, 1998, by and
         among Weld-Tech Engineering Services, L.P. and Weld-Tech
         Engineering, L.P., incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
         October 15, 1998
 3.1     Amended and Restated Articles of Incorporation of the
         Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1999
 3.2     Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
         Statement on Form S-4 No. 333-61935
 4.1     Credit Agreement between RTI International Metals, Inc. and
         PNC Bank, National Association, as agent; U.S. Bank,
         National City Bank of Pennsylvania and Lasalle Bank,
         National Association as co-agents, dated as of April 12,
         2002, incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended June 30,
         2002
10.1     RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 2
10.2     RMI Titanium Company 1989 Stock Option Incentive Plan,
         incorporated by reference to exhibit 10.4 to the Company's
         Registration Statement on Form S-1 No. 33-30667 Amendment
         No. 2.
10.3     RTI International Metals, Inc. Supplemental Pension Plan
         effective August 1, 1987, and amended as of January 28,
         2000, incorporated by reference to Exhibit 10.5 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 2000
10.4     RTI International Metals, Inc. Excess Benefits Plan
         effective July 18, 1991, as amended January 28, 2000,
         incorporated by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         2000
10.5     RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
10.6     Employment agreement, dated August 1, 1999, between the
         Company and John H. Odle, incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.7     Employment agreement, dated August 1, 1999, between the
         Company and T. G. Rupert, incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.8     Employment agreement, dated August 1, 1999 between the
         Company and Dawne S. Hickton, incorporated by reference to
         Exhibit 10.12 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.9     Employment agreement, dated August 1, 1999 between the
         Company and Lawrence W. Jacobs, incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                              NUMBER
-------                          -----------                            ----------
10.10    Employment agreement, dated November 1, 1999, between the
         Company and Gordon L. Berkstresser, incorporated by
         reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999
21       Subsidiaries of the Company
23.1     Consent of PricewaterhouseCoopers LLP
24       Powers of Attorney
99.1     Financial Statements of The RMI Employee Savings and
         Investment Plan for the year ended December 31, 2002 (to be filed by amendment)
99.2     Financial Statements of The RMI Bargaining Unit Employee
         Savings and Investment Plan for the year ended December 31,
         2002 (to be filed by amendment)
99.3     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of RTI International Metals, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 24, 2003, appearing in this Annual Report on Form 10-K of RTI International Metals, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in connection with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 24, 2003

                         RTI INTERNATIONAL METALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                           (CHARGED)
                                             BALANCE AT   CREDITED TO   WRITEOFFS              BALANCE
                                             BEGINNING     COSTS AND     AGAINST               AT END
                DESCRIPTION                   OF YEAR      EXPENSES     ALLOWANCE    OTHER     OF YEAR
                -----------                  ----------   -----------   ---------   --------   -------
Year ended December 31, 2002:
  Allowance for doubtful accounts..........   $(1,219)       $(769)       $783      $     --   $(1,205)
                                              =======        =====        ====      ========   =======
  Valuation allowance for deferred income
     taxes.................................   $    --        $  --        $ --      $     --   $    --
                                              =======        =====        ====      ========   =======
Year ended December 31, 2001:
  Allowance for doubtful accounts..........   $  (926)       $(820)       $527      $     --   $(1,219)
                                              =======        =====        ====      ========   =======
  Valuation allowance for deferred income
     taxes.................................   $    --        $  --        $ --      $     --   $    --
                                              =======        =====        ====      ========   =======
Year ended December 31, 2000:
  Allowance for doubtful accounts..........   $(1,454)       $ 197        $331            --   $  (926)
                                              =======        =====        ====      ========   =======
  Valuation allowance for deferred income
     taxes.................................   $  (312)       $  --        $312      $     --   $    --
                                              =======        =====        ====      ========   =======