Form 10-Q
period 2003-03-31
RTI INTERNATIONAL METALS INC
filed 2003-05-13
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  YES X  NO  _

     At May 1, 2003, 20,834,165 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION...............................    2
Item 1.  Consolidated Financial Statements:
     Consolidated Statement of Operations...................    2
     Consolidated Balance Sheet.............................    3
     Consolidated Statement of Cash Flows...................    4
     Consolidated Statement of Shareholders' Equity.........    5
     Selected Notes to Consolidated Financial Statements....    6

Item 2.  Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   12

Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................   18

Item 4.  Controls and Procedures............................   18

PART II--OTHER INFORMATION..................................   19

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................   19

Item 6.  Exhibits and Reports on Form 8-K...................   19

Signatures..................................................   20

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                    QUARTER ENDED
                                                                      MARCH 31
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
Sales.......................................................  $    58,532   $    65,678
Operating costs:
Cost of sales...............................................       52,135        51,882
Selling, general and administrative expenses................        7,631         9,060
Research, technical and product development expenses........          387           360
                                                              -----------   -----------
     Total operating costs..................................       60,153        61,302
Operating income (loss).....................................       (1,621)        4,376
Other income, net (Note 8)..................................        8,777         8,936
Interest expense............................................         (168)         (147)
                                                              -----------   -----------
Income before income taxes..................................        6,988        13,165
Provision for income taxes (Note 4).........................        2,655         5,134
                                                              -----------   -----------
Net income..................................................  $     4,333   $     8,031
                                                              ===========   ===========
Earnings per common share (Note 5)
Net income:
  Basic.....................................................  $      0.21   $      0.39
                                                              ===========   ===========
  Diluted...................................................  $      0.21   $      0.38
                                                              ===========   ===========
Weighted average shares used to compute earnings per share:
  Basic.....................................................   20,811,856    20,767,586
                                                              ===========   ===========
  Diluted...................................................   20,902,590    20,898,346
                                                              ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
ASSETS
ASSETS:
  Cash and cash equivalents.................................  $ 46,829      $ 40,666
  Receivables--less allowance for doubtful accounts of
     $1,170 and $1,205......................................    42,199        38,830
  Inventories, net (Note 6).................................   149,875       154,159
  Deferred income taxes.....................................     2,356         2,356
  Other current assets......................................     4,871         5,934
                                                              --------      --------
     Total current assets...................................   246,130       241,945
  Property, plant and equipment, net........................    90,722        92,554
  Goodwill..................................................    34,133        34,133
  Noncurrent deferred income tax asset......................     4,271         4,271
  Other noncurrent assets...................................    23,537        23,317
                                                              --------      --------
     Total assets...........................................  $398,793      $396,220
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................  $ 12,154      $ 14,711
  Accrued wages and other employee costs....................     6,904         6,983
  Billings in excess of costs and estimated revenues (Note
     7).....................................................     2,509         2,388
  Other accrued liabilities.................................     2,567         1,647
                                                              --------      --------
     Total current liabilities..............................    24,134        25,729
  Long-term debt............................................        --            --
  Accrued postretirement benefit cost.......................    19,942        19,873
  Accrued pension cost......................................    33,543        33,021
  Other noncurrent liabilities..............................     5,658         6,424
                                                              --------      --------
     Total liabilities......................................    83,277        85,047
                                                              --------      --------
  Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,196,887 and 21,120,833 shares issued;
     20,830,165 and 20,775,983 shares outstanding...........       212           211
  Additional paid-in capital................................   243,147       242,373
  Deferred compensation.....................................    (2,523)       (1,982)
  Treasury stock, at cost; 366,722 and 344,850 shares.......    (3,256)       (3,032)
  Accumulated other comprehensive loss......................   (19,015)      (19,015)
  Retained earnings.........................................    96,951        92,618
                                                              --------      --------
     Total shareholders' equity.............................   315,516       311,173
                                                              --------      --------
       Total liabilities and shareholders' equity...........  $398,793      $396,220
                                                              ========      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 4,333    $ 8,031
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................    3,057      3,143
  Deferred income taxes.....................................       --       (678)
  Stock-based compensation and other........................      306      1,000
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................   (3,417)    (8,522)
  Inventories...............................................    4,284     (7,682)
  Accounts payable..........................................   (2,557)       239
  Other current liabilities.................................      962     13,103
  Other assets and liabilities..............................      668     (1,042)
                                                              -------    -------
     Cash provided by operating activities..................    7,636      7,592
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (1,255)    (1,464)
                                                              -------    -------
     Cash used in investing activities......................   (1,255)    (1,464)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................        6         18
  Purchase of common stock held in treasury.................     (224)        --
                                                              -------    -------
     Cash provided by (used in) financing activities........     (218)        18
                                                              -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    6,163      6,146
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   40,666      8,036
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $46,829    $14,182
                                                              =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $   101    $    79
                                                              =======    =======
  Cash paid for income taxes................................  $ 2,554    $   365
                                                              =======    =======
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $   769    $   479
                                                              =======    =======
  Capital lease obligations incurred........................  $     6    $    --
                                                              =======    =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                      ADDT'L                   TREASURY                  OTHER
                                SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                              OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS       LOSS         TOTAL
                              -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2002......................  20,775,983     $211    $242,373     $(1,982)     $(3,032)   $92,618      $(19,015)     $311,173
Shares issued for restricted
  stock award plans.........      75,220        1         768        (769)          --         --            --            --
Compensation expense
  Recognized................          --       --          --         228           --         --            --           228
Treasury common stock
  purchased at cost.........     (21,872)      --          --          --         (224)        --            --          (224)
Exercise of employee stock
  options including tax
  benefit...................         834       --           6          --           --         --            --             6
Net income..................          --       --          --          --           --      4,333            --         4,333
Comprehensive income........
                              ----------     ----    --------     -------      -------    -------      --------      --------
Balance at March 31, 2003...  20,830,165     $212    $243,147     $(2,523)     $(3,256)   $96,951      $(19,015)     $315,516
                              ==========     ====    ========     =======      =======    =======      ========      ========


                              COMPREHENSIVE
                                 INCOME
                              -------------
Balance at December 31,
  2002......................
Shares issued for restricted
  stock award plans.........
Compensation expense
  Recognized................
Treasury common stock
  purchased at cost.........
Exercise of employee stock
  options including tax
  benefit...................
Net income..................      4,333
                                 ------
Comprehensive income........     $4,333
                                 ======
Balance at March 31, 2003...

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

     Beginning with the first quarter of 2003, RTI changed its segment reporting structure to represent its current method of marketing and selling products. Segment information for the prior period contained in these financial statements has been reclassified to conform to the current period presentation.

NOTE 2--ORGANIZATION

     RTI International Metals, Inc. is a leading U.S. producer of titanium mill products and fabricated metal parts for the global market. The Company conducts business in two segments: the Titanium Group and the Fabrication and Distribution Group. The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial, aerospace, defense, and industrial applications. The Fabrication and Distribution Group is comprised of companies that process and distribute titanium and other specialty metals. Its products, many of which are engineered parts and assemblies, serve aerospace, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

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

     In November, 1996, USX completed a public offering of its 6 3/4% notes (the "Notes") which were exchangeable in February, 2000, for 5,483,600 shares of RTI common stock owned by USX. On February 1, 2000, the trustee under the note indenture delivered 5,483,600 of RTI common stock to the note holders in exchange for the Notes terminating USX's ownership interest in RTI.

NOTE 3--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS

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

     During the first quarter of 2003, 207,750 option shares were granted at an exercise price of $10.22. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 207,750 of the option shares granted in 2003 were outstanding at March 31, 2003.

     During the first quarter of 2003, 75,220 shares of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter ended March 31, 2003 would have been as follows:

                                                               QUARTER ENDED
                                                                 MARCH 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Net income
  As reported...............................................  $4,333   $8,031
  Effect of stock options...................................    (137)    (144)
                                                              ------   ------
  Pro forma.................................................  $4,196   $7,887
                                                              ======   ======
Basic earnings per share
  As reported...............................................  $ 0.21   $ 0.39
  Pro forma.................................................  $ 0.20   $ 0.38
Diluted earnings per share
  As reported...............................................  $ 0.21   $ 0.38
  Pro forma.................................................  $ 0.20   $ 0.38

     Included in the Company's income for the quarters ended March 31, 2003 and 2002 is stock-based compensation expense amounting to $228 and $240, respectively.

NOTE 4--INCOME TAXES

     In the three months ended March 31, 2003, the Company recorded an income tax expense of $2.7 million, or 38% of pre-tax income compared to an expense of $5.1 million, or 39% for the three months ended March 31, 2002. The first quarter 2003 rate of 38% reflects the effective tax rate for all of 2002. The effective tax rate for the three-month periods ended March 31, 2003 of 38% and March 31, 2002 of 39% exceeded the federal statutory rate of 35% primarily as a result of state income taxes.

NOTE 5--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002 are as follows (in thousands except number of shares and per share amounts):

                                                                  QUARTER ENDED MARCH 31
                                                              -------------------------------
                                                               NET                  EARNINGS
                                                              INCOME     SHARES     PER SHARE
                                                              ------   ----------   ---------
                            2003
Basic EPS...................................................  $4,333   20,811,856    $ 0.21
Effect of potential common stock:
  Stock options.............................................      --       90,734        --
                                                              ------   ----------    ------
Diluted EPS.................................................  $4,333   20,902,590    $ 0.21
                                                              ======   ==========    ======

                            2002
Basic EPS...................................................  $8,031   20,767,586    $ 0.39
Effect of potential common stock:
  Stock options.............................................      --      130,760     (0.01)
                                                              ------   ----------    ------
Diluted EPS.................................................  $8,031   20,898,346    $ 0.38
                                                              ======   ==========    ======

1,095,571 and 914,512 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2003 and 2002, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 6--INVENTORIES

                                                 MARCH 31, 2003   DECEMBER 31, 2002
                                                 --------------   -----------------
Raw material and supplies......................     $ 45,531          $ 39,370
Work-in-process and finished goods.............      122,831           131,516
Adjustment to LIFO values......................      (18,487)          (16,727)
                                                    --------          --------
  Inventories, at LIFO cost....................     $149,875          $154,159
                                                    ========          ========

NOTE 7--BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $2.5 million as of March 31, 2003 and $2.4 million as of December 31, 2002. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues. The increase reflects the Company fulfilling obligations and recognizing revenue relating to advanced payments.

NOTE 8--COMMITMENTS AND CONTINGENCIES

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

     At March 31, 2003 and December 31, 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at December 31, 2002, $0.3 million is expected to be paid out within one year and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other non current liabilities. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.1 million to $7.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $0.5 to $2.2 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

  Gain Contingency

     As part of Boeing Commercial Airplane Group's long-term supply agreement with the Company, Boeing was required to order a minimum of 3.25 million pounds of titanium in each of the five years beginning in 1999. They failed to do so for 1999, 2000, 2001, and 2002, ordering 0.9 million pounds, 1.1 million pounds,
0.9 million pounds, and 0.5 million pounds, respectively.

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

     As a result of the application of SFAS No. 5 as to gain contingencies, the Company recorded revenue of approximately $6 million in 2000 and 2001, and approximately $7 million in 2002, for each of the preceding years claims upon receipt of the cash. The Company recognized approximately $8 million in the first quarter of 2003 when Boeing satisfied the claim for 2002. In all years, revenue recognized from these cash receipts was presented as other income in the financial statements.

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

NOTE 9--SEGMENT REPORTING

     The Company's reportable operating segments are the Titanium Group and the Fabrication and Distribution Group.

     The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, plate and sheet. Titanium mill products are sold primarily to customers such as metal fabricators, forge shops and, to a lesser extent, metal distribution companies. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate or further process mill products into finished or semi-finished components or parts. The Titanium Group includes the activities related to the clean up and remediation of a former titanium extrusion facility operated by the Company under a contract from the U.S. Department of Energy.

     The Fabrication and Distribution Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; cut, forged, extruded and rolled shapes; and commercially pure titanium strip and welded tube for aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size and just-in-time delivery services of titanium, steel and other metal products.

     Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses.

     Segment information for the three-month periods ended March 31, 2003 and 2002 is as follows:

                                                                  QUARTER ENDED
                                                                    MARCH 31
                                                               -------------------
                                                                2003        2002
                                                               -------     -------
TOTAL SALES
  Titanium Group............................................   $32,742     $50,204
  Fabrication and Distribution Group........................    46,049      47,732
                                                               -------     -------
          Total.............................................    78,791      97,936
INTER AND INTRA SEGMENT SALES
  Titanium Group............................................    18,507      28,442
  Fabrication and Distribution Group........................     1,752       3,816
                                                               -------     -------
          Total.............................................    20,259      32,258
TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group............................................    14,235      21,762
  Fabrication and Distribution Group........................    44,297      43,916
                                                               -------     -------
          Total.............................................   $58,532     $65,678
                                                               =======     =======
OPERATING INCOME (LOSS)
  Titanium Group............................................   $(1,776)    $ 4,261
  Fabrication and Distribution Group........................       155         115
                                                               -------     -------
          Total.............................................    (1,621)      4,376
                                                               =======     =======
RECONCILIATION OF OPERATING INCOME (LOSS) TO REPORTED INCOME
  BEFORE TAXES:
  Other income (loss)-net...................................     8,777       8,936
  Interest expense..........................................       168         147
                                                               -------     -------
  Reported Income before taxes..............................   $ 6,988     $13,165
                                                               =======     =======

     On January 1, 2003 the Company realigned its two operating segments to better reflect its strategy for achieving higher value-added sales and has modified results for 2002 to reflect this realignment. Included in the realignment was the transfer from the Titanium Group to the Fabrication and Distribution Group of the

Company's commercially pure products business, grinding operations at the Company's Washington, MO., facility and marketing and sales responsibility for most sheet and plate products.

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. The Company adopted this standard in the first quarter of 2003 and it did not result in a material adjustment to the financial statements.

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

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 3 for the disclosures required by this standard.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The adoption of this standard will not have a material impact on the Company.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET SALES

     Net sales decreased to $58.5 million for the three months ended March 31, 2003 compared to net sales of $65.7 million in the corresponding 2002 period. Sales for the Company's Titanium Group amounted to $14.2 million in the three months ended March 31, 2003 compared to $21.8 million in the same period of 2002. Titanium Group net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added rolled products. Shipments of titanium mill products were 1.4 million pounds in the three months ended March 31, 2003, compared to 2.8 million pounds for the same period in 2002. Mill product shipments in the three months ended March 31, 2003 were lower than those in 2002 as demand for forged mill products for commercial aerospace markets declined. Included in mill product shipments are intersegment shipments from the Titanium Group to the Fabrication and Distribution Group (F&D). Shipments to F&D decreased over the same period last year reflecting reduced demand for titanium products through the Fabrication and Distribution Group as well as intentional inventory reductions within certain F&D businesses. Average realized prices on mill products for the three months ended March 31, 2003 increased to $16.58 per pound from $13.22 per pound in 2002. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added rolled mill products when compared to 2002. Sales for the Company's Fabrication and Distribution Group amounted to $44.3 million in the three months ended March 31, 2003, compared to $43.9 million in the same period of 2002. This increase reflects an increase in energy market sales, partially offset by reduced demand in fabrication, and U.S. and European distribution sales.

GROSS PROFIT

     Gross profit amounted to $6.4 million, or 10.9% of sales for the three months ended March 31, 2003 compared to a gross profit of $13.8 million or 21.0% for the comparable 2002 period. Gross margin declined as a result of the decline in mill product shipments and reduced volume in fabrication, and U.S. and European distribution sales, partially offset by increased sales in energy markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $7.6 million or 13.0% of sales for the three months ended March 31, 2003, compared to $9.1 million or 13.8% of sales for the same period in 2002. The decrease in selling, general and administrative expenses primarily reflects reductions in employee benefit liabilities of $0.6 million and employee bonus compensation of $0.3 million.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.4 million in 2003 and 2002.

OPERATING INCOME

     Operating loss for the three months ended March 31, 2003 amounted to $1.6 million, or 2.8% of sales compared to operating income of $4.4 million, or 6.7% of sales, in the same period of 2002. This decline consists of a decrease in operating income from the Titanium Group of $8.2 million primarily due to a decrease in mill product shipments. This decrease is partially offset by an increase in operating income in the Fabrication and Distribution Group of $1.9 million due to an increase in energy market sales, partially offset by a decrease in demand in fabrication, and U.S. and European distribution sales.

OTHER INCOME

     Other income for the three months ended March 31, 2003 and March 31, 2002 amounted to $8.8 and $8.9 million, respectively. Other income primarily reflects the receipt of liquidated damages from the Boeing Airplane Group of $8.4 million in 2003 and $7.1 million in 2002. 2002 also reflects a $2.1 million gain from the receipt of a common stock distribution in connection with the demutualization of one of the Company's insurance carriers.

INTEREST EXPENSE

     Interest expense for the three months ended March 31, 2003 and March 31, 2002 amounted to $0.2 million and $0.1 million, respectively. Interest expense for both periods are primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at March 31, 2003 and 2002.

INCOME TAXES

     In the three months ended March 31, 2003, the Company recorded an income tax expense of $2.7 million compared to a $5.1 million expense recorded in the same period in 2002. The first quarter 2003 rate of 38% reflects the effective tax rate for all of 2002. The effective tax rate of 38% for the three months ended March 31, 2003 and 39% for the three months ended March 31, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes.

NET INCOME

     Net income for the three months ended March 31, 2003 amounted to $4.3 million or 7.4% of sales, compared to $8.0 million or 12.2% of sales in the comparable 2002 period. This decline consists of a decrease in operating income from the Titanium Group of $8.2 million primarily due to a decrease in mill product shipments. This decrease is partially offset by an increase in operating income in the Fabrication and Distribution Group of $1.9 million due to an increase in energy market sales, partially offset by a decrease in demand in fabrication, and U.S. and European distribution sales.

OUTLOOK

     The terrorist attacks of September 11, 2001, and their effect on the general economy had a significant adverse influence on business conditions. The war in Iraq and the worldwide outbreak of Severe Acute

Respiratory Syndrome ("SARS") have added further downward pressure. There remains a high degree of uncertainty on how long these conditions will last.

  Commercial Aerospace Markets

     The largest impact of these events has been on commercial aerospace markets, which provided approximately 30% of RTI's sales in 2002. Airline operators experienced a dramatic drop in travel immediately following September 11, which resulted in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, adjusted their build rates beginning in 2002 downward approximately 20% to reflect the expected change in demand. The exact magnitude of the downturn on commercial aerospace remains uncertain for 2003, but it will be further exacerbated by the war in Iraq and the outbreak of SARS affecting world travel, particularly to and from the Far East.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by 6 to 18 months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Given reduced activity by aircraft builders, it is expected that shipments from RTI to this segment will be reduced in 2003.

     The effect of the reduction in commercial aircraft demand on RTI will be partially mitigated by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI supplies Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and, is subject to review by the parties prior to expiration at year-end 2003. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, and 2001, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 was settled during the first quarter of 2003 for approximately $8 million. Given the state of the commercial aircraft industry, it is not expected that Boeing will meet the minimum in 2003, the final year of the contract, and accordingly, a similar payment will be called for in early 2004. Beginning in 2004, business between the companies not covered by other contracts will be conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in April 2002 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2004, subject to extension.

  Defense Markets

     The importance of military markets to RTI, approximately 30% of 2002 revenues, is expected to rise in 2003 and beyond due to increased defense budgets, and increased hardware purchases by the U.S. Government, partially brought about by the events of September 11, 2001 and the war in Iraq. It is estimated that overall titanium consumption will be increased within this segment in 2003 globally, but it is not expected to completely offset the decrease in the market caused by the drop in the commercial aerospace sector. RTI believes it is well positioned to provide mill products and fabrications to this segment if increased consumption is required to support defense needs. RTI supplies titanium and other materials to most military aerospace programs, including the F-22, C-17, F/A-18, F-15, F-16, JSF (F-35) and in Europe, the Mirage, Rafale and Eurofighter-Typhoon.

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

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion Joint Strike Fighter program. The aircraft, which will be used by all branches of the military, is expected to consume 25,000 to 30,000 pounds of titanium per airplane. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. The Company has entered into agreements with Lockheed and its teaming partner, BAE Systems, to be the supplier of titanium sheet and plate for the design and development phase of the program over the next five years.

  Industrial and Consumer Markets

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

     In April 2002, RTI Energy Systems, Inc. was selected by Unocal to provide production riser equipment in connection with their West Seno project off the coast of Indonesia. RTI is providing the high-fatigue riser engineering design, in addition to the manufacture of components using a combination of titanium and steel. This project, which was completed in the first quarter, is expected to lead to other opportunities in Indonesia over the next several years.

     If the general economy declines, demand from industrial market customers, such as chemical processing companies, may decrease.

BACKLOG

     The Company's order backlog for all market segments decreased to $89.0 million as of March 31, 2003, from $100.0 million at December 31, 2002, principally due to a reduction in demand for titanium mill products from commercial aerospace markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $7.6 million for the three months ended March 31, 2003 and 2002. Net cash flows from operations for the three months ended March 31, 2003, when compared to the three months ended March 31, 2002, reflect approximately $4 million less net income, offset by reduced increases in working capital and other balance sheet line items of $4 million. At March 31, 2003, working capital and other balance sheet line items remained unchanged from December 31, 2002, compared to the same period in 2002 which reflected an increase of $4 million. The Company's working capital ratio was
10.2 to 1 at March 31, 2003, compared to 9.4 at December 31, 2002.

     During the quarters ended March 31, 2003 and 2002, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that it will be able to fund its capital expenditure requirements for 2003 with funds generated by operations.

     At March 31, 2003, the Company had a borrowing capacity equal to $83.1 million, the amount of the facility, or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory whichever is less.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of March 31, 2003:

                                                               CONTRACTUAL OBLIGATIONS
                                         --------------------------------------------------------------------
                                         REMAINDER
                                            OF
                                           2003       2004     2005     2006     2007    THEREAFTER    TOTAL
                                         ---------   ------   ------   ------   ------   -----------   ------
Operating leases.......................   $1,829     $1,924   $1,488   $1,330   $1,198     $1,423      $9,192
Capital leases.........................      194        178      137       30       23         --         562
                                          ------     ------   ------   ------   ------     ------      ------
  Total contractual obligations........   $2,023     $2,102   $1,625   $1,360   $1,221     $1,423      $9,754
                                          ======     ======   ======   ======   ======     ======      ======

                                                             OTHER COMMERCIAL COMMITMENTS
                                         --------------------------------------------------------------------
                                         REMAINDER
                                            OF
                                           2003       2004     2005     2006     2007    THEREAFTER    TOTAL
                                         ---------   ------   ------   ------   ------   -----------   ------
Standby letters of credit..............   $2,575     $1,049   $1,295   $   --   $   --     $   --      $4,919
                                          ------     ------   ------   ------   ------     ------      ------
  Total other commercial commitments...   $2,575     $1,049   $1,295   $   --   $   --     $   --      $4,919
                                          ======     ======   ======   ======   ======     ======      ======

     The Company's other commercial commitments at March 31, 2003 represent standby letters of credit primarily related to commercial performance guarantees.

CREDIT AGREEMENT

     At March 31, 2003, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At March 31, 2003, there was $4.9 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $83.1 million.

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

     At March 31, 2003 and 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at December 31, 2002, $0.3 million is expected to be paid out within one year and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other non current liabilities. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.1 million to $7.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $0.5 to $2.2 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures for the quarter ended March 31, 2003 amounted to $1.3 million compared to $1.5 million in the quarter ended March 31, 2002. In both quarters, capital spending primarily reflected equipment additions and improvements as well as information system projects.

     Capital spending for 2003 is budgeted at approximately $10.0 million.

NEW ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including: (1) the timing of liability recognition; (2) initial measurement of the liability; (3) allocation of the cost of the obligation to expense; (4) measurement and recognition of subsequent changes to the liability; and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The standard is required to be adopted in fiscal years beginning after June 15, 2002. At adoption, any transition adjustment required will be reported as a cumulative effect of a change in accounting principle. The Company adopted this standard in the first quarter of 2003 and it did not result in a material adjustment to the financial statements.

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

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 3 for the disclosures required by this standard.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The adoption of this standard will not have a material impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the Company's exposure to market risk since the Company filed its Form 10-K on March 12, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days prior to the filing of this report (the "Evaluation Date"), the Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. They have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant differences and material weaknesses, subsequent to the Evaluation Date.

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

     None.

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

Date: May 13, 2003

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer

                     CHIEF EXECUTIVE OFFICER CERTIFICATION

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

Date: May 13, 2003

                                                  /s/ TIMOTHY G. RUPERT
                                          --------------------------------------
                                                    Timothy G. Rupert
                                          President and Chief Executive Officer

                     CHIEF FINANCIAL OFFICER CERTIFICATION

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

Date: May 13, 2003

                                                  /s/ LAWRENCE W. JACOBS
                                          --------------------------------------
                                                    Lawrence W. Jacobs
                                            Vice President and Chief Financial
                                                         Officer