Form 10-K/A
period 2002-12-31
RTI INTERNATIONAL METALS INC
filed 2003-06-30
CIK 1068717

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

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 2002
                                       OF

                         RTI INTERNATIONAL METALS, INC.

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 2002, so that, as amended, such Items read as set forth herein.

Index to Exhibits
Exhibit 23.2
Exhibit 99.1
Exhibit 99.2
Exhibit 99.5

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

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                              NUMBER
-------                          -----------                            ----------
10.10    Employment agreement, dated November 1, 1999, between the
         Company and Gordon L. Berkstresser, incorporated by
         reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999
21       Subsidiaries of the Company
23.1     Consent of PricewaterhouseCoopers LLP (previously filed)
23.2     Consent of PricewaterhouseCoopers LLP
24       Powers of Attorney
99.1     Financial Statements of The RMI Employee Savings and
         Investment Plan for the year ended December 31, 2002
99.2     Financial Statements of The RMI Bargaining Unit Employee
         Savings and Investment Plan for the year ended December 31,
         2002
99.3     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.5     Financial Statements of the RTI International Metals, Inc.
         Employee  Savings and Investment Plan for the year ended
         December 31, 2002.