Form 10-Q
period 2003-06-30
RTI INTERNATIONAL METALS INC
filed 2003-08-13
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 YES X   NO ___

     At August 1, 2003, 20,822,236 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2003
                                     INDEX

                                                               PAGE
                                                               ----
PART I--FINANCIAL INFORMATION...............................     2

Item 1.  Consolidated Financial Statements:.................     2
     Consolidated Statement of Operations...................     2
     Consolidated Balance Sheet.............................     3
     Consolidated Statement of Cash Flows...................     4
     Consolidated Statement of Shareholders' Equity.........     5
     Selected Notes to Consolidated Financial Statements....     6

Item 2.  Management's Discussion and Analysis of Results of     12
  Operations and Financial Condition........................

Item 3.  Quantitative and Qualitative Disclosures about         21
  Market Risk...............................................

Item 4.  Controls and Procedures............................    21

PART II--OTHER INFORMATION..................................    22

Item 4.  Submission of Matters to a Vote of Security            22
  Holders...................................................

Item 6.  Exhibits and Reports on Form 8-K...................    22

Signatures..................................................    23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                 QUARTER ENDED             SIX MONTHS ENDED
                                                    JUNE 30                     JUNE 30
                                           -------------------------   -------------------------
                                              2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
Sales....................................  $    49,083   $    72,943   $   107,615   $   138,621
Operating costs:
Cost of sales............................       40,551        58,453        92,686       110,335
Selling, general and administrative
  expenses...............................        7,624         8,470        15,255        17,530
Research, technical and product
  development expenses...................          307           349           694           709
                                           -----------   -----------   -----------   -----------
     Total operating costs...............       48,482        67,272       108,635       128,574
                                           -----------   -----------   -----------   -----------
Operating income (loss)..................          601         5,671        (1,020)       10,047
Other income (Note 8)....................        1,233           149        10,010         9,085
Interest expense.........................          202           141           370           288
                                           -----------   -----------   -----------   -----------
Income before income taxes...............        1,632         5,679         8,620        18,844
Provision for income taxes (Note 4)......          621         2,215         3,276         7,349
                                           -----------   -----------   -----------   -----------
Net income...............................  $     1,011   $     3,464   $     5,344   $    11,495
                                           ===========   ===========   ===========   ===========
Earnings per common share (Note 5)
Net income:
  Basic..................................  $      0.05   $      0.17   $      0.26   $      0.55
                                           ===========   ===========   ===========   ===========
  Diluted................................  $      0.05   $      0.17   $      0.26   $      0.55
                                           ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic..................................   20,834,886    20,781,346    20,823,435    20,774,504
                                           ===========   ===========   ===========   ===========
  Diluted................................   20,952,145    20,974,605    20,923,650    20,905,297
                                           ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................  $ 54,074     $ 40,666
  Receivables--less allowance for doubtful accounts of
     $1,223 and $1,205......................................    35,384       38,830
  Inventories, net (Note 6).................................   150,345      154,159
  Deferred income taxes.....................................     2,356        2,356
  Other current assets......................................     4,215        5,934
                                                              --------     --------
     Total current assets...................................   246,374      241,945
  Property, plant and equipment, net........................    89,494       92,554
  Goodwill..................................................    34,133       34,133
  Noncurrent deferred income tax asset......................     4,271        4,271
  Other noncurrent assets...................................    25,847       23,317
                                                              --------     --------
     Total assets...........................................  $400,119     $396,220
                                                              ========     ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................  $ 10,708     $ 14,711
  Accrued wages and other employee costs....................     6,257        6,983
  Billings in excess of costs and estimated revenues (Note
     7).....................................................     3,672        2,388
  Other accrued liabilities.................................     3,011        1,647
                                                              --------     --------
     Total current liabilities..............................    23,648       25,729
  Long-term debt............................................        --           --
  Accrued postretirement benefit cost.......................    20,533       19,873
  Accrued pension cost......................................    33,510       33,021
  Other noncurrent liabilities..............................     5,675        6,424
                                                              --------     --------
     Total liabilities......................................    83,366       85,047
  Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,205,287 and 21,120,833 shares issued;
     20,838,565 and 20,775,983 shares outstanding...........       212          211
  Additional paid-in capital................................   243,187      242,373
  Deferred compensation.....................................    (2,337)      (1,982)
  Treasury stock, at cost; 366,722 and 344,850 shares.......    (3,256)      (3,032)
  Accumulated other comprehensive loss......................   (19,015)     (19,015)
  Retained earnings.........................................    97,962       92,618
                                                              --------     --------
     Total shareholders' equity.............................   316,753      311,173
                                                              --------     --------
       Total liabilities and shareholders' equity...........  $400,119     $396,220
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

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ---------------------
                                                                 2003        2002
                                                              ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    5,344   $ 11,495
Adjustment for items not affecting funds from operations:
  Depreciation and amortization.............................       6,039      6,269
  Deferred income taxes.....................................          --       (678)
  Gain on sale of property, plant and equipment.............        (967)        --
  Stock-based compensation and other........................         720      1,170

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................       3,286      4,236
  Inventories...............................................       3,814     (8,517)
  Accounts payable..........................................      (4,003)    (3,431)
  Other current liabilities.................................       1,494      6,907
  Other assets and liabilities..............................        (420)       943
                                                              ----------   --------
     Cash provided by operating activities..................      15,307     18,394
                                                              ----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property, plant and equipment...       1,437         --
  Capital expenditures......................................      (3,163)    (2,609)
                                                              ----------   --------
     Cash used in investing activities......................      (1,726)    (2,609)
                                                              ----------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................          51         76
  Purchase of common stock held in treasury.................        (224)      (219)
  Deferred charges related to credit facility...............          --       (735)
                                                              ----------   --------
     Cash used in financing activities......................        (173)      (878)
                                                              ----------   --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................      13,408     14,907
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      40,666      8,036
                                                              ----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   54,074   $ 22,943
                                                              ==========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $      238   $    174
  Cash paid for income taxes................................  $    2,948   $  3,806

NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $      769   $    479
  Capital lease obligations incurred........................  $        6   $     --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                         ADDT'L                   TREASURY                  OTHER
                                   SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                                 OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS       LOSS         TOTAL
                                 -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2002.........................  20,775,983     $211    $242,373     $(1,982)     $(3,032)   $92,618      $(19,015)     $311,173
Shares issued for restricted
  stock award plans............      75,220        1         768        (769)          --         --            --            --
Compensation expense
  recognized...................          --       --          --         414           --         --            --           414
Treasury common stock purchased
  at cost......................     (21,872)      --          --          --         (224)        --            --          (224)
Exercise of employee stock
  options including tax
  benefit......................       9,234       --          46          --           --         --            --            46
Net income.....................          --       --          --          --           --      5,344            --         5,344
Comprehensive income...........
                                 ----------     ----    --------     -------      -------    -------      --------      --------
Balance at June 30, 2003.......  20,838,565     $212    $243,187     $(2,337)     $(3,256)   $97,962      $(19,015)     $316,753
                                 ==========     ====    ========     =======      =======    =======      ========      ========


                                 COMPREHENSIVE
                                    INCOME
                                 -------------
Balance at December 31,
  2002.........................
Shares issued for restricted
  stock award plans............
Compensation expense
  recognized...................
Treasury common stock purchased
  at cost......................
Exercise of employee stock
  options including tax
  benefit......................
Net income.....................      5,344
                                    ------
Comprehensive income...........     $5,344
                                    ======
Balance at June 30, 2003.......

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial statements should be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

     During the first quarter of 2003, 207,750 option shares were granted at an exercise price of $10.22. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 207,750 of the option shares granted in 2003 were outstanding at June 30, 2003.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter and six months ended June 30, 2003 and 2002 would have been as follows (dollars in thousands):

                                                             QUARTER ENDED    SIX MONTHS ENDED
                                                                JUNE 30           JUNE 30
                                                            ---------------   ----------------
                                                             2003     2002     2003     2002
                                                            ------   ------   ------   -------
Net income
  As reported.............................................  $1,011   $3,464   $5,344   $11,495
  Effect of stock options.................................    (112)    (118)    (250)     (262)
                                                            ------   ------   ------   -------
  Pro forma...............................................  $  899   $3,346   $5,094   $11,233
                                                            ======   ======   ======   =======
Basic earnings per share
  As reported.............................................  $ 0.05   $ 0.17   $ 0.26   $  0.55
  Pro forma...............................................  $ 0.04   $ 0.16   $ 0.24   $  0.54
Diluted earnings per share
  As reported.............................................  $ 0.05   $ 0.17   $ 0.26   $  0.55
  Pro forma...............................................  $ 0.04   $ 0.16   $ 0.24   $  0.54

     Included in the Company's income for the quarters ended June 30, 2003 and 2002 is stock-based compensation expense amounting to $0.2 million. For the six months ended June 30, 2003 and 2002, stock-based compensation expense was $0.4 million.

NOTE 4--INCOME TAXES

     In the six months ended June 30, 2003, the Company recorded an income tax expense of $3.3 million, or 38% of pre-tax income compared to an expense of $7.3 million, or 39% for the six months ended June 30, 2002. The effective tax rate for the six-month periods ended June 30, 2003 of 38% and June 30, 2002 of 39% exceeded the federal statutory rate of 35% primarily as a result of state income taxes.

NOTE 5--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters and six months ended June 30, 2003 and 2002 are as follows (in thousands except number of shares and per share amounts):

                                      QUARTER ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                 -------------------------------   --------------------------------
                                  NET                  EARNINGS      NET                  EARNINGS
                                 INCOME     SHARES     PER SHARE   INCOME      SHARES     PER SHARE
                                 ------   ----------   ---------   -------   ----------   ---------
             2003
Basic EPS......................  $1,011   20,834,886     $0.05     $ 5,344   20,823,435     $0.26
Effect of potential common
  stock:
  Stock options................      --      117,259        --          --      100,215        --
                                 ------   ----------     -----     -------   ----------     -----
Diluted EPS....................  $1,011   20,952,145     $0.05     $ 5,344   20,923,650     $0.26
                                 ======   ==========     =====     =======   ==========     =====

             2002
Basic EPS......................  $3,464   20,781,346     $0.17     $11,495   20,774,504     $0.55
Effect of potential common
  stock:
  Stock options................      --      193,259        --          --      130,793        --
                                 ------   ----------     -----     -------   ----------     -----
Diluted EPS....................  $3,464   20,974,605     $0.17     $11,495   20,905,297     $0.55
                                 ======   ==========     =====     =======   ==========     =====

     1,165,688 and 913,846 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended June 30, 2003 and 2002, respectively; and 1,131,254 and 914,177 have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2003 and 2002, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 6--INVENTORIES

     Inventories consisted of (dollars in thousands):

                                                  JUNE 30, 2003   DECEMBER 31, 2002
                                                  -------------   -----------------
Raw material and supplies.......................    $ 46,586          $ 39,370
Work-in-process and finished goods..............     120,166           131,516
Adjustment to LIFO values.......................     (16,407)          (16,727)
                                                    --------          --------
  Inventories, at LIFO cost.....................    $150,345          $154,159
                                                    ========          ========

NOTE 7--BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $3.7 million as of June 30, 2003 and $2.4 million as of December 31, 2002. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues. The increase reflects the Company's receipt of cash payments in advance of work completed on additional long-term orders.

NOTE 8--OTHER INCOME

     For the three and six months ended June 30, 2003 and 2002, the components of other income are as follows (dollars in thousands):

                                                                QUARTER      SIX MONTHS
                                                                 ENDED          ENDED
                                                               JUNE 30,       JUNE 30,
                                                              2003   2002   2003    2002
Gain on receipt of liquidated damages.......................  $ --   $ --   $ 8.4(1) $7.1(1)
Gain on receipt of a common stock distribution..............    --     --      --     2.1(2)
Gain (loss) on disposal of property, plant and equipment,
  net.......................................................   0.9(3)   --    0.8(3)  (0.3)
Interest income, foreign exchange gains (losses) and
  other.....................................................   0.3    0.1     0.8     0.2
                                                              ----   ----   -----   -----
                                                              $1.2   $0.1   $10.0   $ 9.1
                                                              ====   ====   =====   =====

---------------

(1) These gains were financial settlements from Boeing Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing.

(2) These gains were due to the receipt of a common stock distribution in connection with the demutualization of one of the Company's insurance carriers.

(3) Included in these amounts is a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities that in recent years had only been used for storage of raw materials.

NOTE 9--COMMITMENTS AND CONTINGENCIES

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

     At June 30, 2003 and December 31, 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at June 30, 2003, $0.3 million is expected to be paid out within one year and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other non current liabilities. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.0 million to $7.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $0.5 to $1.9 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 10--SEGMENT REPORTING

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

     On January 1, 2003 the Company realigned its two operating segments to better reflect its strategy for achieving higher value-added sales. Prior period information presented herein has been restated to reflect this realignment. Included in the realignment was the transfer from the Titanium Group to the Fabrication and Distribution Group of the Company's commercially pure products business, grinding operations at the Company's Washington, MO., facility and marketing and sales responsibility for most sheet and plate products.

     Segment information for the quarters and six-month periods ended June 30, 2003 and 2002 is as follows (dollars in thousands):

                                                         QUARTER ENDED      SIX MONTHS ENDED
                                                            JUNE 30              JUNE 30
                                                       -----------------   -------------------
                                                        2003      2002       2003       2002
                                                       -------   -------   --------   --------
TOTAL SALES
  Titanium Group.....................................  $40,777   $56,720   $ 73,519   $106,924
  Fabrication and Distribution Group.................   38,380    52,579     84,429    100,311
                                                       -------   -------   --------   --------
     Total...........................................   79,157   109,299    157,948    207,235

INTER AND INTRA SEGMENT SALES
  Titanium Group.....................................   26,966    32,858     45,473     61,300
  Fabrication and Distribution Group.................    3,108     3,498      4,860      7,314
                                                       -------   -------   --------   --------
     Total...........................................   30,074    36,356     50,333     68,614

TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group.....................................   13,811    23,862     28,046     45,624
  Fabrication and Distribution Group.................   35,272    49,081     79,569     92,997
                                                       -------   -------   --------   --------
     Total...........................................  $49,083   $72,943   $107,615   $138,621
                                                       =======   =======   ========   ========

OPERATING INCOME (LOSS)
  Titanium Group.....................................  $ 1,263   $ 4,265   $ (2,112)  $  8,738
  Fabrication and Distribution Group.................     (662)    1,406      1,092      1,309
                                                       -------   -------   --------   --------
     Total...........................................      601     5,671     (1,020)    10,047
                                                       -------   -------   --------   --------

RECONCILIATION OF OPERATING INCOME (LOSS) TO REPORTED
  INCOME BEFORE TAXES:
  Other income.......................................    1,233       149     10,010      9,085
  Interest expense...................................      202       141        370        288
                                                       -------   -------   --------   --------
  Reported income before taxes.......................  $ 1,632   $ 5,679   $  8,620   $ 18,844
                                                       =======   =======   ========   ========

NOTE 11--NEW ACCOUNTING PRONOUNCEMENTS

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains

"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, the outcome of proposed "Buy American" legislation, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, the outcome of upcoming labor contract negotiations, the long-term impact of the events of September 11, and the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

     Beginning with the first quarter of 2003, RTI changed its segment reporting structure to represent its current method of marketing and selling products. Segment information for the prior period has been reclassified to conform to the current period presentation.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

NET SALES

     Net sales decreased to $49.1 million for the three months ended June 30, 2003 compared to net sales of $72.9 million in the corresponding 2002 period. Sales for the Company's Titanium Group amounted to $40.8 million, including intercompany sales of $27.0 million, in the three months ended June 30, 2003 compared to $56.7 million, including intercompany sales of $32.9 million, in the same period of 2002. Titanium Group net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added rolled products. Shipments of titanium mill products were 1.4 million pounds in the three months ended June 30, 2003, compared to 2.8 million pounds for the same period in 2002. Mill product shipments in the three months ended June 30, 2003 were lower than those in 2002 as demand for forged mill products for aerospace markets declined. Included in mill product shipments are intersegment shipments from the Titanium Group to the Fabrication and Distribution Group (F&D). Shipments to F&D decreased over the same period last year, reflecting reduced commercial activity in the F&D segment and the Company's intentional inventory reduction efforts. Average realized prices on mill products for the three months ended June 30, 2003 increased to $16.60 per pound from $14.94 per pound in 2002. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added rolled mill products when compared to 2002. Sales for the Company's Fabrication and Distribution Group amounted to $38.4 million, including intercompany sales of $3.1 million, in the three months ended June 30, 2003, compared to $52.6 million, including intercompany sales of $3.5 million, in the same period of 2002. This decrease primarily reflects reduced energy market sales due to the absence of completed energy-related projects in the quarter, as well as reduced demand in distribution sales in the United States and Europe.

GROSS PROFIT

     Gross profit amounted to $8.5 million, or 17.4% of sales for the three months ended June 30, 2003 compared to a gross profit of $14.5 million or 19.9% for the comparable 2002 period. Gross margin declined as a result of the decline in mill product shipments, the absence of completed energy-related projects and reduced volume in domestic and European distribution sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $7.6 million or 15.5% of sales for the three months ended June 30, 2003, compared to $8.5 million or 11.6% of sales for the same period in 2002. The decrease is comprised of several items. The most significant of these items was a reduction in certain employee compensation expenses of $0.3 million. The remainder of the decrease reflects the impact of cost reduction efforts including reductions in personnel and related costs.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.3 million in 2003, compared to $0.3 million in 2002.

OPERATING INCOME

     Operating income for the three months ended June 30, 2003 amounted to $0.6 million, or 1.2% of sales compared to operating income of $5.7 million, or 7.8% of sales, in the same period of 2002. This decline consists of a decrease in operating income from the Titanium Group, from $4.3 million in 2002 to $1.3 million in 2003, equal to $3.0 million primarily due to a decrease in mill product shipments. The overall decrease is also due to a decline in operating income in F&D, from $1.4 million of income in 2002 to a $0.7 million loss in 2003, equal to $2.1 million due to an absence of completed energy-related projects and a continued decrease in demand in domestic and European distribution sales.

OTHER INCOME

     Other income for the three months ended June 30, 2003 and June 30, 2002 amounted to $1.2 and $0.1 million, respectively. The increase in other income primarily reflects a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities in the second quarter of 2003 that in recent years had only been used for storage of raw materials.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 2003 and June 30, 2002 amounted to $0.2 million and $0.1 million, respectively. Interest expense for both periods are primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at June 30, 2003 and 2002.

INCOME TAXES

     In the three months ended June 30, 2003, the Company recorded an income tax expense of $0.6 million compared to a $2.2 million expense recorded in the same period in 2002. The effective tax rate of 38% for the three months ended June 30, 2003 and 39% for the three months ended June 30, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes.

NET INCOME

     Net income for the three months ended June 30, 2003 amounted to $1.0 million or 2.1% of sales, compared to $3.5 million or 4.7% of sales in the comparable 2002 period. This decline consists of a decrease in operating income from the Titanium Group primarily due to a decrease in mill product shipments. This decline was partially offset by the $0.6 million after tax gain on the asset sale described in "Other Income". The overall decrease is also due to a decline in operating income in F&D due to an absence of completed energy-related projects and a continued decrease in demand in domestic and European distribution sales.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

NET SALES

     Net sales decreased to $107.6 million for the six months ended June 30, 2003 compared to net sales of $138.6 million in the corresponding 2002 period. Sales for the Company's Titanium Group amounted to $73.5 million, including intercompany sales of $45.5 million, in the six months ended June 30, 2003 compared to $106.9 million, including intercompany sales of $61.3 million, in the same period of 2002. Titanium Group net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added rolled products. Shipments of titanium mill products were 2.8 million pounds in the six months ended June 30, 2003, compared to 5.6 million pounds for the same period in 2002. Mill product shipments in the six months ended June 30, 2003 were lower than those in 2002 as demand for forged mill products for commercial aerospace markets declined. Included in mill product shipments are intersegment shipments from the Titanium Group to the Fabrication and Distribution Group (F&D). Shipments to F&D decreased over the same period last year reflecting reduced demand for titanium products through F&D as well as intentional inventory reductions within certain F&D businesses. Average realized prices on mill products for the six months ended June 30, 2003 increased to $16.58 per pound from $14.09 per pound in 2002. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added rolled mill products when compared to 2002. Sales for the Company's Fabrication and Distribution Group amounted to $84.4 million, including intercompany sales of $4.9 million, in the six months ended June 30, 2003, compared to $100.3 million, including intercompany sales of $7.3 million, in the same period of 2002. This decrease primarily reflects a decrease in energy market sales due to the absence of completed energy-related projects in the second quarter of 2003, as well as reduced demand in fabrication, and U.S. and European distribution sales.

GROSS PROFIT

     Gross profit amounted to $14.9 million, or 13.9% of sales for the six months ended June 30, 2003 compared to a gross profit of $28.3 million or 20.4% for the comparable 2002 period. Gross margin declined as a result of the decline in mill product shipments, the absence of completed energy-related projects in the second quarter of 2003, as well as reduced volume in fabrication, and U.S. and European distribution sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $15.3 million or 14.2% of sales for the six months ended June 30, 2003, compared to $17.5 million or 12.6% of sales for the same period in 2002. The decrease is comprised of several items. The most significant of these items was a reduction in certain employee benefit liabilities of $0.6 million and a reduction in certain employee compensation expenses of $0.6 million. The remainder of the decrease reflects the impact of cost reduction efforts including reductions in personnel and related costs.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.7 million in 2003 and 2002.

OPERATING INCOME

     An operating loss for the six months ended June 30, 2003 amounted to $1.0 million, or 0.9% of sales compared to operating income of $10.0 million, or 7.2% of sales, in the same period of 2002. This decline consists of a decrease in operating income from the Titanium Group, from $8.7 million of income in 2002 to a loss of $2.1 million in 2003, equal to $10.8 million primarily due to a decrease in mill product shipments. This decrease is also partially due to a decrease in operating income in F&D, from $1.3 million in 2002 to $1.1 million in 2003, equal to $0.2 million due to the absence of completed energy-related projects in the second quarter of 2003, as well as a decrease in demand in fabrication, and U.S. and European distribution sales.

OTHER INCOME

     Other income for the six months ended June 30, 2003 and June 30, 2002 amounted to $10.0 and $9.1 million, respectively. In 2003, other income reflects the receipt of liquidated damages from the Boeing Airplane Group of $8.4 million and a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities that in recent years had only been used for storage of raw materials. In 2002, other income reflects the receipt of $7.1 million of liquidated damages from the Boeing Airplane Group and a $2.1 million gain from the receipt of a common stock distribution in connection with the demutualization of one of the Company's insurance carriers.

INTEREST EXPENSE

     Interest expense for the six months ended June 30, 2003 and June 30, 2002 amounted to $0.4 million and $0.3 million, respectively. Interest expense for both periods are primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at June 30, 2003 and 2002.

INCOME TAXES

     In the six months ended June 30, 2003, the Company recorded an income tax expense of $3.3 million compared to a $7.3 million expense recorded in the same period in 2002. The effective tax rate of 38% for the six months ended June 30, 2003 and 39% for the six months ended June 30, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes.

NET INCOME

     Net income for the six months ended June 30, 2003 amounted to $5.3 million or 5.0% of sales, compared to $11.5 million or 8.3% of sales in the comparable 2002 period. This decline consists of a decrease in operating income from the Titanium Group primarily due to a decrease in mill product shipments. This decline was partially offset by the $0.6 million after tax gain on the asset sale described in "Other Income". This decrease is also partially due to a decrease in operating income in F&D due to the absence of completed energy-related projects in the second quarter of 2003, as well as a decrease in demand in fabrication, and U.S. and European distribution sales.

OUTLOOK

     Weak U.S. and global economics continue to have significant adverse influence on overall business conditions. More specifically, several events such as the terrorist attacks of September 11, 2001, the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS"), and conflict in the Middle East continue to place downward pressure on commercial aerospace.

  Commercial Aerospace Markets

     The largest impact of these events has been on commercial aerospace markets, which provided approximately 30% of RTI's sales in 2002. Airline operators experienced a dramatic drop in travel immediately following September 11, 2001, which resulted in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, reduced their 2002 build rates by approximately 20% to reflect the expected change in demand. The exact magnitude of the downturn on commercial aerospace remains uncertain for 2003, but it will be further exacerbated by conflict in the Middle East and the outbreak of SARS affecting world travel, particularly to and from the Far East. Latest estimates from Airbus and Boeing indicate that their build rates may drop an additional 15% in 2003.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by six to eighteen months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Given reduced activity by aircraft builders, it is expected that shipments from RTI to this market sector will be reduced in 2003.

     The effect of the reduction in commercial aircraft demand on RTI will be partially mitigated by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI supplies Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and concludes at the end of 2003. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, and 2001, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 was settled during the first quarter of 2003 for approximately $8 million. Given the state of the commercial aircraft industry, it is not expected that Boeing will meet the minimum in 2003, the final year of the contract, and accordingly, a similar payment will be called for in early 2004. Beginning in January of 2004, business between the companies not covered by other contracts will be conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in April 2002 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2004, subject to extension. Beginning in 2003, Airbus is expected to become the world's largest producer of commercial aircraft.

  Defense Markets

     The importance of military markets to RTI, approximately 30% of 2002 revenues, is expected to rise in 2003 and beyond due to increased defense budgets, and increased hardware purchases by the U.S. Government, partially brought about by the events of September 11, 2001 and the war in Iraq. It is estimated that overall titanium consumption will be increased within this market in 2003 globally, but it is not expected to completely offset the decrease caused by the drop in the commercial aerospace market. RTI believes it is well positioned to provide mill products and fabrications to this market if increased consumption is required to support defense needs. RTI supplies titanium and other materials to most military aerospace programs, including the F-22, C-17, F/A-18, F-15, F-16, Joint Strike Fighter ("JSF") (F-35) and in Europe, the Mirage, Rafale and Eurofighter-Typhoon.

     The Company was chosen by BAE Systems RO Defence UK to supply the titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery is expected to begin in 2003 and continue through 2010. Initial deliveries will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 1,000 guns may be produced. Sales under this contract could potentially exceed $70 million.

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion JSF program. The aircraft, which will be used by all branches of the military, is expected to consume 25,000 to 30,000 pounds of titanium per airplane. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. The Company has entered into agreements with Lockheed and its teaming partner, BAE Systems, to be the supplier of titanium sheet and plate for the design and development phase of the program over the next five years.

  Industrial and Consumer Markets

     40% of RTI's 2002 revenues were generated in various industrial and consumer markets, where business conditions are expected to be mixed over the next twelve to eighteen months.

     Revenues from oil and gas markets achieved new highs for RTI in 2002, and forecasts for 2003 indicate continued strong demand, due to the increase in deep water projects predicted over the next several years. Despite the weak economy, the Company believes that deep-water oil and gas exploration will continue at an accelerated pace for the next several years.

     In April 2002, RTI Energy Systems, Inc. was selected by Unocal to provide production riser equipment in connection with their West Seno project off the coast of Indonesia. RTI is providing the high-fatigue riser engineering design, in addition to the manufacture of components using a combination of titanium and steel. This project, which was completed in the first quarter of 2003, is expected to lead to other opportunities in Indonesia over the next several years.

     In addition to the growing applications in energy extraction, RTI serves a number of other industrial and consumer markets through its distribution businesses. The products sold and applications served are numerous and varied. The resulting diversity tends to provide sales stability through varying market conditions, so the Company expects little overall change in sales and profitability from this sector of RTI's business over the next twelve months.

     The weak economy has negatively affected other RTI industrial and consumer markets, such as chemical processing, power generation and pulp and paper. However, the Company believes the industry is at or near the trough of weak demand from many of these markets, and as economic conditions improve, so will RTI's revenues from these markets.

BACKLOG

     The Company's order backlog for all markets decreased to $96.8 million as of June 30, 2003, from $100.0 million at December 31, 2002, principally due to a reduction in demand for titanium mill products from commercial aerospace markets. However, the backlog increased approximately $8.0 since March 31, 2003 primarily due to increases in energy-related orders.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $15.3 million for the six months ended June 30, 2003, and $18.4 million for the same period in 2002. Net cash flows from operations for the six months ended June 30, 2003, when compared to the six months ended June 30, 2002, reflect approximately $6.2 million less net income, offset by reduced increases in working capital and other balance sheet line items of $4.0 million. At June 30, 2003, working capital and other balance sheet line items had decreased $4.0 million from December 31, 2002 balances, compared to the same period in 2002 which reflected a decrease of only $0.1 million. The Company's working capital ratio was 10.4 to 1 at June 30, 2003, compared to 9.4 at December 31, 2002.

     The Company used $1.9 million of cash in investing and financing activities in the six months ended June 30, 2003 compared to $3.5 million in 2002. Gross capital expenditures for the six months ended June 30, 2003 amounted to $3.2 million compared to $2.6 million in 2002. In both periods, capital spending primarily reflected equipment additions and improvements as well as information systems projects. Partially offsetting the capital expenditures in 2003 were proceeds of $1.4 million relating to the sale of one of the Company's Ashtabula, Ohio facilities. The cash used in 2002 also reflects $0.7 million related to administrative fees the Company incurred when it entered into its revolving credit facility in April of 2002.

     During the quarters ended June 30, 2003 and 2002, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2003 will total $9.2 million and will be funded with cash generated by operations.

     At June 30, 2003, the Company had a borrowing capacity equal to $76.4 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of June 30, 2003 (dollars in thousands):

                                                    CONTRACTUAL OBLIGATIONS
                              --------------------------------------------------------------------
                              REMAINDER
                               OF 2003     2004     2005     2006     2007    THEREAFTER    TOTAL
                              ---------   ------   ------   ------   ------   ----------   -------
Operating leases............   $1,467     $2,433   $1,936   $1,713   $1,549     $1,670     $10,768
Capital leases..............      126        178      137       30       23         --         494
                               ------     ------   ------   ------   ------     ------     -------
  Total contractual
     obligations............   $1,593     $2,611   $2,073   $1,743   $1,572     $1,670     $11,262
                               ======     ======   ======   ======   ======     ======     =======

                                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   ---------------------------------------------------------------
                                   REMAINDER
                                    OF 2003     2004     2005    2006   2007   THEREAFTER   TOTAL
                                   ---------   ------   ------   ----   ----   ----------   ------
Standby letters of credit........    $-0-      $1,164   $1,294   $--    $--       $--       $2,458
                                     ----      ------   ------   ---    ---       ---       ------
  Total other commercial
     commitments.................    $-0-      $1,164   $1,294   $--    $--       $--       $2,458
                                     ====      ======   ======   ===    ===       ===       ======

     The Company's other commercial commitments at June 30, 2003 represent standby letters of credit primarily related to commercial performance and insurance guarantees.

CREDIT AGREEMENT

     At June 30, 2003, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At June 30, 2003, there was $2.5 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $76.4 million.

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

     At June 30, 2003 and 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at June 30, 2003, $0.3 million is expected to be paid out within one year and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other non current liabilities. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.0 million to $7.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately

$0.5 to $1.9 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

EMPLOYEES

     As of June 30, 2003, the Company and its subsidiaries employed 1,161 persons, 420 of whom were classified as administrative and sales personnel. 708 of the total number of employees were in the Titanium Group, while 453 were employed in the Fabrication and Distribution Group.

     The United Steelworkers of America represents 367 of the hourly clerical and technical employees at RMI's plant in Niles, Ohio and 14 hourly employees at RMI Environmental Services in Ashtabula, Ohio. No other Company employees are represented by a union.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material effect on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the Company's exposure to market risk since the Company filed its Form 10-K on March 12, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period, the Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. They have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant differences and material weaknesses, subsequent to the Evaluation Date.

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held on April 25, 2003. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                               VOTES
                                 VOTES FOR    WITHHELD
                                 ----------   --------
Craig R. Andersson               18,896,676   693,883
Neil A. Armstrong                18,893,101   697,458
Daniel I. Booker                 19,540,954    49,605
Ronald L. Gallatin               18,897,023   693,536
Charles C. Gedeon                18,897,921   692,638
Robert M. Hernandez              19,544,993    45,566
Edith E. Holiday                 19,396,205   194,354
John H. Odle                     19,545,377    45,182
Timothy G. Rupert                19,542,968    47,591

     2. PricewaterhouseCoopers LLP was elected as independent accountants for 2003. Votes for: 16,983,485; against: 2,590,705; 16,369 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

Exhibit
Number     Description
-------    -----------
  31.1     Certification pursuant to Exchange Act Rules 13a-14 and
           15d-14.
  31.2     Certification pursuant to Exchange Act Rules 13a-14 and
           15d-14.
  32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

     On July 22, 2003, the Company filed a Current Report on Form 8-K reporting pursuant to Item 12 to disclose the financial results of the Company for the quarter ended June 30, 2003.

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

Date: August 13, 2003

                                          By:         /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer