Form 10-Q
period 2003-09-30
RTI INTERNATIONAL METALS INC
filed 2003-11-12
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ____________

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

     At November 1, 2003, 20,838,986 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
                                     INDEX

                                                               PAGE
                                                               ----
PART I--FINANCIAL INFORMATION...............................     2

Item 1.  Consolidated Financial Statements:.................     2
     Consolidated Statement of Operations...................     2
     Consolidated Balance Sheet.............................     3
     Consolidated Statement of Cash Flows...................     4
     Consolidated Statement of Shareholders' Equity.........     5
     Selected Notes to Consolidated Financial Statements....     6

Item 2.  Management's Discussion and Analysis of Results of     13
  Operations and Financial Condition........................

Item 3.  Quantitative and Qualitative Disclosures about         22
  Market Risk...............................................

Item 4.  Controls and Procedures............................    23

PART II--OTHER INFORMATION..................................    24

Item 4.  Submission of Matters to a Vote of Security            24
  Holders...................................................

Item 6.  Exhibits and Reports on Form 8-K...................    24

Signatures..................................................    25

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                 QUARTER ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30                SEPTEMBER 30
                                           -------------------------   -------------------------
                                              2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
Sales....................................  $    50,173   $    68,105   $   157,788   $   206,726
Operating costs:
Cost of sales............................       45,947        55,945       138,633       166,280
Selling, general and administrative
  expenses...............................        8,107         7,266        23,362        24,796
Research, technical and product
  development expenses...................          336           288         1,030           997
                                           -----------   -----------   -----------   -----------
     Total operating costs...............       54,390        63,499       163,025       192,073
                                           -----------   -----------   -----------   -----------
Other operating income (Note 8)..........           --            --           967            --
                                           -----------   -----------   -----------   -----------
Operating income (loss)..................       (4,217)        4,606        (4,270)       14,653
Other income (Note 8)....................          243           122         9,286         9,207
Interest expense.........................           99           185           469           473
                                           -----------   -----------   -----------   -----------
Income (loss) before income taxes........       (4,073)        4,543         4,547        23,387
Provision (benefit) for income taxes
  (Note 4)...............................       (1,548)        1,538         1,728         8,887
                                           -----------   -----------   -----------   -----------
Net income (loss)........................  $    (2,525)  $     3,005   $     2,819   $    14,500
                                           ===========   ===========   ===========   ===========
Earnings (loss) per common share (Note 5)
Net income (loss):
  Basic..................................  $     (0.12)  $      0.14   $      0.14   $      0.70
                                           ===========   ===========   ===========   ===========
  Diluted................................  $     (0.12)  $      0.14   $      0.13   $      0.69
                                           ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic..................................   20,818,911    20,767,348    20,821,910    20,772,092
                                           ===========   ===========   ===========   ===========
  Diluted................................   20,951,068    20,900,695    20,934,802    20,892,541
                                           ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................    $ 57,177        $ 40,666
  Receivables--less allowance for doubtful accounts of
     $1,285 and $1,205......................................      38,303          38,830
  Inventories, net (Note 6).................................     146,807         154,159
  Deferred income taxes.....................................       2,356           2,356
  Other current assets......................................       6,062           5,934
                                                                --------        --------
     Total current assets...................................     250,705         241,945
  Property, plant and equipment, net........................      87,386          92,554
  Goodwill..................................................      34,133          34,133
  Noncurrent deferred income tax asset......................       4,271           4,271
  Other noncurrent assets...................................      25,205          23,317
                                                                --------        --------
     Total assets...........................................    $401,700        $396,220
                                                                ========        ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................    $ 11,899        $ 14,711
  Accrued wages and other employee costs....................       7,211           6,983
  Billings in excess of costs and estimated revenues (Note
     7).....................................................       4,571           2,388
  Other accrued liabilities.................................       3,142           1,647
                                                                --------        --------
     Total current liabilities..............................      26,823          25,729
  Long-term debt............................................          --              --
  Accrued postretirement benefit cost.......................      21,124          19,873
  Accrued pension cost......................................      33,643          33,021
  Other noncurrent liabilities..............................       5,936           6,424
                                                                --------        --------
     Total liabilities......................................      87,526          85,047
  Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,256,697 and 21,120,833 shares issued;
     20,832,486 and 20,775,983 shares outstanding...........         212             211
  Additional paid-in capital................................     243,444         242,373
  Deferred compensation.....................................      (2,286)         (1,982)
  Treasury stock, at cost; 402,339 and 344,850 shares.......      (3,618)         (3,032)
  Accumulated other comprehensive loss......................     (19,015)        (19,015)
  Retained earnings.........................................      95,437          92,618
                                                                --------        --------
     Total shareholders' equity.............................     314,174         311,173
                                                                --------        --------
       Total liabilities and shareholders' equity...........    $401,700        $396,220
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

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  2,819   $ 14,500
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     9,094      9,372
  Deferred income taxes.....................................        --       (678)
  Gain on sale of property, plant and equipment.............      (967)        --
  Stock-based compensation and other........................     1,093      1,677

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................       255      4,555
  Inventories...............................................     7,352     (1,916)
  Accounts payable..........................................    (2,812)    (6,917)
  Other current liabilities.................................     3,478      1,903
  Other assets and liabilities..............................      (635)       944
                                                              --------   --------
     Cash provided by operating activities..................    19,677     23,440
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property, plant and equipment...     1,437         --
  Capital expenditures......................................    (4,134)    (4,746)
                                                              --------   --------
     Cash used in investing activities......................    (2,697)    (4,746)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options........................       117         87
  Purchase of common stock held in treasury.................      (586)      (420)
  Deferred charges related to credit facility...............        --       (735)
                                                              --------   --------
     Cash used in financing activities......................      (469)    (1,068)
                                                              --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    16,511     17,626
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    40,666      8,036
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 57,177   $ 25,662
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $    341   $    264
  Cash paid for income taxes................................  $  3,100   $  3,961

NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $    955   $    666
  Capital lease obligations incurred........................  $      6   $     --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                         ADDT'L                   TREASURY                  OTHER
                                   SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                                 OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS       LOSS         TOTAL
                                 -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31, 2002...  20,775,983     $211    $242,373     $(1,982)     $(3,032)   $92,618      $(19,015)     $311,173
Shares issued for directors'
  compensation.................      18,288       --         186        (186)          --         --            --            --
Shares issued for restricted
  stock award plans............      75,220        1         768        (769)          --         --            --            --
Compensation expense
  recognized...................          --       --          --         651           --         --            --           651
Treasury common stock purchased
  at cost......................     (57,489)      --          --          --         (586)        --            --          (586)
Exercise of employee stock
  options including tax
  benefit......................      20,484       --         117          --           --         --            --           117
Net income.....................          --       --          --          --           --      2,819            --         2,819
Comprehensive income...........          --       --          --          --           --         --            --            --
                                 ----------     ----    --------     -------      -------    -------      --------      --------
Balance at September 30,
  2003.........................  20,832,486     $212    $243,444     $(2,286)     $(3,618)   $95,437      $(19,015)     $314,174
                                 ==========     ====    ========     =======      =======    =======      ========      ========


                                 COMPREHENSIVE
                                    INCOME
                                 -------------
Balance at December 31, 2002...
Shares issued for directors'
  compensation.................
Shares issued for restricted
  stock award plans............
Compensation expense
  recognized...................
Treasury common stock purchased
  at cost......................
Exercise of employee stock
  options including tax
  benefit......................
Net income.....................      2,819
                                    ------
Comprehensive income...........     $2,819
                                    ======
Balance at September 30,
  2003.........................

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial statements should be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

     During the first quarter of 2003, 207,750 option shares were granted at an exercise price of $10.22. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 207,750 of the option shares granted in 2003 were outstanding at September 30, 2003.

     During the nine months ended September 30, 2003, 93,508 shares of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter and nine months ended September 30, 2003 and 2002 would have been as follows (dollars in thousands):

                                                            QUARTER ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30        SEPTEMBER 30
                                                           ----------------   ------------------
                                                            2003      2002     2003       2002
                                                           -------   ------   -------   --------
Net income
  As reported............................................  $(2,525)  $3,005   $2,819    $14,500
  Total stock-based compensation expense based on the
     fair value method for all awards, net of tax........     (150)    (157)    (399)      (420)
                                                           -------   ------   ------    -------
  Pro forma..............................................  $(2,675)  $2,848   $2,420    $14,080
                                                           =======   ======   ======    =======
Basic earnings per share
  As reported............................................  $ (0.12)  $ 0.14   $ 0.14    $  0.70
  Pro forma..............................................  $ (0.13)  $ 0.14   $ 0.12    $  0.68
Diluted earnings per share
  As reported............................................  $ (0.12)  $ 0.14   $ 0.13    $  0.69
  Pro forma..............................................  $ (0.13)  $ 0.14   $ 0.12    $  0.67

     Included in the Company's income for the quarters ended September 30, 2003 and 2002 is stock-based compensation expense relating to restricted stock grants amounting to $0.3 million. For the nine months ended September 30, 2003 and 2002, stock-based compensation expense relating to restricted stock grants was $0.7 million.

NOTE 4--INCOME TAXES

     In the nine months ended September 30, 2003, the Company recorded an income tax expense of $1.7 million, or 38% of pre-tax income compared to an expense of $8.9 million, or 38% for the nine months ended September 30, 2002. The effective tax rate for the nine-month periods ended September 30, 2003 and

September 30, 2002 of 38% exceeded the federal statutory rate of 35% primarily as a result of state income taxes.

NOTE 5--EARNINGS PER SHARE

     A reconciliation of the income (loss) and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2003 and 2002 are as follows (in thousands except number of shares and per share amounts):

                                  QUARTER ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30
                         --------------------------------------------   --------------------------------
                              NET                     EARNINGS (LOSS)     NET                  EARNINGS
                         INCOME (LOSS)     SHARES        PER SHARE      INCOME      SHARES     PER SHARE
                         -------------   ----------   ---------------   -------   ----------   ---------
2003
Basic EPS..............     $(2,525)     20,818,911       $(0.12)       $ 2,819   20,821,910     $0.14
Effect of potential
  common stock:
  Stock options........          --         132,157           --             --      112,892     (0.01)
                            -------      ----------       ------        -------   ----------     -----
Diluted EPS............     $(2,525)     20,951,068       $(0.12)       $ 2,819   20,934,802     $0.13
                            =======      ==========       ======        =======   ==========     =====

2002
Basic EPS..............     $ 3,005      20,767,348       $ 0.14        $14,500   20,772,092     $0.70
Effect of potential
  common stock:
  Stock options........          --         133,347           --             --      120,449     (0.01)
                            -------      ----------       ------        -------   ----------     -----
Diluted EPS............     $ 3,005      20,900,695       $ 0.14        $14,500   20,892,541     $0.69
                            =======      ==========       ======        =======   ==========     =====

     957,938 and 913,846 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended September 30, 2003 and 2002, respectively; and 1,142,858 and 914,066 have been excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2003 and 2002, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 6--INVENTORIES

     Inventories consisted of (dollars in thousands):

                                              SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                              ------------------   -----------------
Raw material and supplies...................       $ 46,229            $ 39,370
Work-in-process and finished goods..........        116,947             131,516
Adjustment to LIFO values...................        (16,369)            (16,727)
                                                   --------            --------
  Inventories, at LIFO cost.................       $146,807            $154,159
                                                   ========            ========

NOTE 7--BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $4.6 million as of September 30, 2003 and $2.4 million as of December 31, 2002. These amounts primarily represent payments, received in advance from energy market customers and a European distribution customer on long-term orders, which the Company has not recognized as revenues. The increase reflects the Company's receipt of cash payments in advance of work completed on additional long-term orders.

NOTE 8--OTHER OPERATING INCOME AND OTHER INCOME

     For the three and nine months ended September 30, 2003 and 2002, the components of other operating income and other income are as follows (dollars in thousands):

                                                                 QUARTER        NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   -------------
                                                              2003     2002    2003    2002
                                                              -----   ------   -----   -----
Other Operating Income
Gain on disposal of plant site..............................  $ --    $  --    $ 1.0(1) $  --
                                                              ====    =====    =====   =====
Other Income
Gain on receipt of liquidated damages.......................  $ --    $  --    $ 8.4(2) $7.1(2)
Gain on receipt of a common stock distribution..............    --       --       --     2.1(3)
Loss on disposal other assets...............................    --     (0.1)    (0.2)   (0.4)
Interest income, foreign exchange gains (losses) and
  other.....................................................   0.2      0.2      1.1     0.4
                                                              ----    -----    -----   -----
                                                              $0.2    $ 0.1    $ 9.3   $ 9.2
                                                              ====    =====    =====   =====

---------------

(1) This gain was the result of the sale/leaseback of one of the Company's Ashtabula, Ohio facilities previously used for storage.

(2) These gains were financial settlements from Boeing Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing.

(3) This gain was due to the receipt of a common stock distribution in connection with the demutualization of one of the Company's insurance carriers.

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the nine months ended September 30, 2003 and 2002, the Company spent approximately $0.3 million and $0.8 million, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At September 30, 2003 and December 31, 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at September 30, 2003, $0.3 million is expected to be paid out within one year and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other noncurrent liabilities. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.0 million to $7.3 million, in the aggregate. RMI has contractual agreements with third parties (other than insurers) to reimburse RMI for a portion of the Company's share of certain potential environmental-related costs. The amount accrued is net of expected contributions from those third parties of approximately $0.5 to $1.9 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

     Segment information for the quarters and nine-month periods ended September 30, 2003 and 2002 is as follows (dollars in thousands):

                                                         QUARTER ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30         SEPTEMBER 30
                                                       -----------------   -------------------
                                                        2003      2002       2003       2002
                                                       -------   -------   --------   --------
TOTAL SALES
  Titanium Group.....................................  $38,799   $46,844   $112,318   $153,768
  Fabrication and Distribution Group.................   39,247    48,346    123,676    148,657
                                                       -------   -------   --------   --------
     Total...........................................   78,046    95,190    235,994    302,425

INTER AND INTRA SEGMENT SALES
  Titanium Group.....................................   24,873    23,776     70,346     85,076
  Fabrication and Distribution Group.................    3,000     3,309      7,860     10,623
                                                       -------   -------   --------   --------
     Total...........................................   27,873    27,085     78,206     95,699

TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group.....................................   13,926    23,068     41,972     68,692
  Fabrication and Distribution Group.................   36,247    45,037    115,816    138,034
                                                       -------   -------   --------   --------
     Total...........................................  $50,173   $68,105   $157,788   $206,726
                                                       =======   =======   ========   ========

OPERATING INCOME (LOSS)
  Titanium Group.....................................  $(3,603)  $ 3,000   $ (4,749)  $ 11,738
  Fabrication and Distribution Group.................     (614)    1,606        479      2,915
                                                       -------   -------   --------   --------
     Total...........................................   (4,217)    4,606     (4,270)    14,653
                                                       -------   -------   --------   --------
RECONCILIATION OF OPERATING INCOME (LOSS) TO REPORTED
  INCOME BEFORE TAXES:
  Other income.......................................      243       122      9,286      9,207
  Interest expense...................................       99       185        469        473
                                                       -------   -------   --------   --------
  Reported income (loss) before taxes................  $(4,073)  $ 4,543   $  4,547   $ 23,387
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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. In FASB Staff Position 46-6, public entities may defer the effective date to apply FIN 46 until the first fiscal year or interim period ending after December 15, 2003, to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation will not have an impact on the Company.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, with some exceptions. The adoption of this standard will not have a material impact on the Company.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. On October 29, 2003 the FASB deferred the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. The Company does not believe that the adoption of SFAS No. 150 will have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, the outcome of proposed "Buy American" legislation, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, the outcome of ongoing labor contract negotiations and the impact of the work stoppage that commenced on October 25, 2003 at the Company's Niles, Ohio facility, the long-term impact of the events of September 11, and the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

     Beginning with the first quarter of 2003, RTI changed its segment reporting structure to represent its current method of marketing and selling products. Segment information for the prior period has been reclassified to conform to the current period presentation.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

     Net sales decreased to $50.2 million for the three months ended September 30, 2003 compared to net sales of $68.1 million in the corresponding 2002 period. Sales for the Company's Titanium Group amounted to $38.8 million, including intercompany sales of $24.9 million, in the three months ended September 30, 2003 compared to $46.8 million, including intercompany sales of $23.8 million, in the same period of 2002. Titanium Group net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added flat rolled products. Shipments of titanium mill products were 1.7 million pounds in the three months ended September 30, 2003, compared to 2.2 million pounds for the same period in 2002. Mill product shipments in the three months ended September 30, 2003 were lower than those in 2002 as demand for forged mill products for commercial aerospace markets declined. Included in mill product shipments are intersegment shipments from the

Titanium Group to the Fabrication and Distribution Group (F&D). Shipments to F&D decreased over the same period last year, reflecting reduced commercial aerospace activity in the F&D segment and the Company's ongoing effort to reduce inventory. Average realized prices on mill products for the three months ended September 30, 2003 increased to $15.51 per pound from $14.35 per pound in 2002. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added flat rolled mill products when compared to 2002. Sales for the Company's Fabrication and Distribution Group amounted to $39.2 million, including intercompany sales of $3.0 million, in the three months ended September 30, 2003, compared to $48.3 million, including intercompany sales of $3.3 million, in the same period of 2002. This decrease primarily reflects reduced demand from commercial aerospace in the United States and Europe.

GROSS PROFIT

     Gross profit amounted to $4.2 million, or 8.4% of sales for the three months ended September 30, 2003 compared to a gross profit of $12.2 million or 17.9% for the comparable 2002 period. Gross margin was adversely impacted by reduced revenues in both the Titanium and Fabrication and Distribution groups due to weak demand from the commercial aerospace market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $8.1 million or 16.2% of sales for the three months ended September 30, 2003, compared to $7.3 million or 10.7% of sales for the same period in 2002. The increase is comprised primarily of increased pension costs in 2003 of $0.4 million and a change in classification of $0.2 million in expenses to selling, general and administrative that were reported as costs of goods sold in 2002.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $0.3 million in 2003, compared to $0.3 million in 2002.

OPERATING INCOME

     An operating loss for the three months ended September 30, 2003 amounted to $4.2 million, or 8.4% of sales compared to operating income of $4.6 million, or 6.8% of sales, in the same period of 2002. This decline consists of a decrease in operating income from the Titanium Group, from $3.0 million of income in 2002 to a loss of $3.6 million in 2003, or $6.6 million primarily due to a decrease in mill product shipments to the commercial aerospace market. The overall decrease is also due to a decline in operating income in F&D, from $1.6 million of income in 2002 to a $0.6 million loss in 2003, or $2.2 million as a result of weak demand from the commercial aerospace market.

OTHER INCOME

     Other income for the three months ended September 30, 2003 and September 30, 2002 amounted to $0.2 and $0.1 million, respectively.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 2003 and September 30, 2002 amounted to $0.1 million and $0.2 million, respectively. Interest expense for both periods is primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at September 30, 2003 and 2002.

INCOME TAXES

     In the three months ended September 30, 2003, the Company recorded an income tax benefit of $1.5 million compared to a $1.5 million expense recorded in the same period in 2002. The effective tax rate of 38% for the three months ended September 30, 2003 was greater than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate of 34% for the three months ended September 30, 2002 reflected an adjustment to bring the effective tax rate for the nine months ended September 30, 2002 from 39% to 38%.

NET INCOME

     A net loss for the three months ended September 30, 2003 amounted to $2.5 million or 5.0% of sales, compared to a net income of $3.0 million or 4.4% of sales in the comparable 2002 period. This decline is the result of the decline in the Company's operating income.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

     Net sales decreased to $157.8 million for the nine months ended September 30, 2003 compared to net sales of $206.7 million in the corresponding 2002 period. Sales for the Company's Titanium Group amounted to $112.3 million, including intercompany sales of $70.3 million, in the nine months ended September 30, 2003 compared to $153.8 million, including intercompany sales of $85.1 million, in the same period of 2002. Titanium Group net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added flat rolled products. Shipments of titanium mill products were 4.5 million pounds in the nine months ended September 30, 2003, compared to 7.8 million pounds for the same period in 2002. Mill product shipments in the nine months ended September 30, 2003 were lower than those in 2002 as demand for forged mill products for commercial aerospace markets declined. Included in mill product shipments are intersegment shipments from the Titanium Group to the Fabrication and Distribution Group (F&D). Shipments to F&D decreased over the same period last year reflecting reduced demand for titanium products through F&D as well as inventory reductions within certain F&D businesses. Average realized prices on mill products for the nine months ended September 30, 2003 increased to $16.18 per pound from $14.17 per pound in 2002. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added flat rolled mill products when compared to 2002. Sales for the Company's Fabrication and Distribution Group amounted to $123.7 million, including intercompany sales of $7.9 million, in the nine months ended September 30, 2003, compared to $148.9 million, including intercompany sales of $10.6 million, in the same period of 2002. This decrease primarily reflects a decrease in demand from commercial aerospace in the United States and Europe.

GROSS PROFIT

     Gross profit amounted to $19.2 million, or 12.1% of sales for the nine months ended September 30, 2003 compared to a gross profit of $40.4 million or 19.6% for the comparable 2002 period. Gross margin was adversely impacted by reduced revenues in both the Titanium and Fabrication and Distribution groups due to weak demand from the commercial aerospace market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $23.4 million or 14.8% of sales for the nine months ended September 30, 2003, compared to $24.8 million or 12.0% of sales for the same period in 2002. The decrease is comprised of several items. The most significant of these items was a reduction in energy market related consulting expenses that related to projects completed in 2002 of $0.3 million, a $0.4 million decrease in depreciation expense due to the disposal of assets in prior years and reduced capital spending, and a $0.3 million reduction in bad debt expense as 2002 reflected amounts expensed to attain an appropriate allowance. The remainder of the decrease reflects the impact of cost reduction efforts including reductions in personnel and related costs. These decreases were partially offset by a change in classification of $0.5 million in expenses to selling general and administrative that were reported as costs of goods sold in 2002.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

     Research, technical and product development expenses amounted to $1.0 million in 2003 and $1.0 million in 2002.

OTHER OPERATING INCOME

     Other operating income -- net for the nine months ending September 30, 2003 was $1.0 million. This reflects a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities in the second quarter of 2003 that in recent years had only been used for storage of raw materials.

OPERATING INCOME

     An operating loss for the nine months ended September 30, 2003 amounted to $4.3 million, or 2.7% of sales compared to operating income of $14.7 million, or 7.1% of sales, in the same period of 2002. This decline consists of a decrease in operating income from the Titanium Group, from $11.7 million of income in 2002 to a loss of $4.8 million in 2003, or $16.5 million primarily due to a decrease in mill product shipments, partially offset by a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities that in recent years had only been used for storage of raw materials. This decrease is also partially due to a decrease in operating income in F&D, from $2.9 million in 2002 to $0.5 million in 2003, or $2.4 million as a result of weak demand from the commercial aerospace market.

OTHER INCOME

     Other income for the nine months ended September 30, 2003 and September 30, 2002 amounted to $9.3 and $9.2 million, respectively. In 2003, other income reflects the receipt of liquidated damages from the Boeing Airplane Group of $8.4 million. In 2002, other income reflects the receipt of $7.1 million of liquidated damages from the Boeing Airplane Group and a $2.1 million gain from the receipt of a common stock distribution in connection with the demutualization of one of the Company's insurance carriers.

INTEREST EXPENSE

     Interest expense for the nine months ended September 30, 2003 and September 30, 2002 amounted to $0.5 million and $0.5 million, respectively. Interest expense for both periods are primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at September 30, 2003 and 2002.

INCOME TAXES

     In the nine months ended September 30, 2003, the Company recorded an income tax expense of $1.7 million compared to a $8.9 million expense recorded in the same period in 2002. The effective tax rate of 38% for the nine months ended September 30, 2003 and 38% for the nine months ended September 30, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes.

NET INCOME

     Net income for the nine months ended September 30, 2003 amounted to $2.8 million or 1.8% of sales, compared to $14.5 million or 7.0% of sales in the comparable 2002 period. This decline is the result of the decline in the Company's operating income.

OUTLOOK

  Overview

     Weak U.S. and global economies, the terrorist attacks of September 11, 2001, the ongoing conflicts in the Middle East, and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS") all continue to have significant adverse effects on the overall titanium industry.

     According to the U.S. Geological Survey, U.S. shipments of titanium mill products have declined from a high of approximately 65.6 million pounds in 1997 to approximately 35.7 million pounds in 2002. Shipment levels in 2003 and 2004 are not expected to be significantly better, if at all.

     The following is a discussion of what is happening within each of the three major markets in which RTI participates.

  Commercial Aerospace Markets

     The market most adversely affected by the above-mentioned events is the commercial aerospace market, which provided approximately 30% of RTI's sales in 2002. Airline operators experienced a dramatic drop in travel immediately following September 11, 2001, which resulted in significant losses within their industry causing a reduced demand for new aircraft. The primary builders of large commercial aircraft, Boeing and Airbus, reduced their 2002 build rates by approximately 20% to reflect the expected change in demand. The exact magnitude of the downturn on commercial aerospace remains uncertain for 2003, but it has been further exacerbated by conflict in the Middle East and the outbreak of SARS affecting world travel, particularly to and from the Far East. Latest estimates from Airbus and Boeing indicate that their 2003 build rates may be an additional 15% below 2002 levels.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by six to eighteen months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Given reduced activity by aircraft builders, shipments from RTI to this market sector will be reduced in 2003.

     The effect of the reduction in commercial aircraft demand on RTI has been partially mitigated by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI supplies Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, has an initial term of five years and concludes at the end of 2003. Under the accord, Boeing receives firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fall short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, and 2001, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 was settled during the first quarter of 2003 for approximately $8 million. Given the state of the commercial aircraft industry, it is not expected that Boeing will meet the minimum in 2003, the final year of the contract, and accordingly, a similar payment will be called for in early 2004. Beginning in January of 2004, business between the companies not covered by other contracts will be conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     A positive development in this market was that RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in April 2002 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2004, subject to extension. The new Airbus A-380 is expected to utilize more titanium per aircraft than any commercial plane that has ever been produced. Beginning in 2003, Airbus is expected to become the world's largest producer of commercial aircraft.

     With SARS apparently under control and industry forecasters projecting increases in future commercial air traffic, the Company is optimistic that commercial aerospace market is at or near the bottom of this decline. In August, 2003, SpeedNews reported that the International Civil Aviation Organization

(ICAO) expected world airline traffic to increase 4.4% in 2004 and 6.3% in 2005. Traditionally, as traffic increases, airlines become more profitable and order new airplanes. However, it must be noted that due to production lead times any improvements in the orders of planes will take some time to be reflected in shipments of titanium. Despite this, the Company does not anticipate any significant improvement in this market for the next twelve to eighteen months.

  Defense Markets

     Shipments to military markets represented approximately 30% of 2002 revenues and are expected to increase as a percent of total sales in 2003 and beyond as U.S. and other countries' defense budgets increase. This expected increase is due in part to the events of September 11, 2001 and the ongoing conflicts in the Middle East. In fact, the latest U.S. Department of Defense budget figures for Research, Development Testing and Evaluation (RDT&E) and Procurement reflect an increase of 43% from 2003 through 2009.

     RTI believes it is well positioned to supply mill products and fabrications required for any increase in demand from this market. RTI currently supplies titanium and other materials to most military aerospace programs, including the F/A-22, C-17, F/A-18, F-15, F-16, Joint Strike Fighter ("JSF") (F-35) and in Europe, the Mirage, Rafale and Eurofighter-Typhoon.

     A positive development in this market was that the Company was chosen by BAE Systems RO Defence UK to supply the titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery began late in 2003 and will continue through 2010. Initial deliveries will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 1,000 guns may be produced. Sales under this contract could potentially exceed $70 million.

     Another positive development in this market was that Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion JSF program. The aircraft, which will be used by all branches of the military, is expected to consume 25,000 to 30,000 pounds of titanium per airplane. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. The Company has entered into agreements with Lockheed and its teaming partner, BAE Systems, to be the supplier of titanium sheet and plate for the design and development phase of the program over the next five years.

     Despite the forecasted increases in the defense market, it is not expected to completely offset the effects of the downturn in the commercial aerospace market.

  Industrial and Consumer Markets

     40% of RTI's 2002 revenues were generated in various industrial and consumer markets where business conditions are expected to be mixed over the next twelve to eighteen months.

     Revenues from oil and gas markets achieved new highs for RTI in 2002, and forecasts for 2003 and beyond indicate continued strong demand, due to the increase in deep water projects predicted over the next several years. Despite the weak economy, the Company believes that deep-water oil and gas exploration will continue at an accelerated pace for the next several years, at least in part due to increased demand for energy production from sources other than the Middle East.

     In April 2002, RTI Energy Systems was selected by Unocal to provide production riser equipment in connection with their West Seno project off the coast of Indonesia. RTI provided the high-fatigue riser engineering design, in addition to the manufactured components using a combination of titanium and steel. This project, which was completed in the first quarter of 2003, is expected to lead to other opportunities in Indonesia over the next several years.

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

BACKLOG

     The Company's order backlog for all markets increased to $101.3 million as of September 30, 2003, from $100.0 million at December 31, 2002, principally due to an increase in energy related orders partially offset by a reduction in demand for titanium mill products from commercial aerospace markets. The backlog increased almost 5% since June 30, 2003 primarily due to energy-related orders.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $20.0 million for the nine months ended September 30, 2003, and $23.4 million for the same period in 2002. Net cash flows from operations for the nine months ended September 30, 2003, when compared to the nine months ended September 30, 2002, reflect $11.7 million less net income partially offset by reductions in working capital and other balance sheet line items of $9.1 million. At September 30, 2003, working capital and other balance sheet line items had decreased $7.6 million from December 31, 2002 balances, compared to the same period in 2002 which reflected an increase of $1.4 million. The Company's working capital ratio was 9.4 to 1 at September 30, 2003 and December 31, 2002.

     The Company used $3.2 million of cash in investing and financing activities in the nine months ended September 30, 2003 compared to $5.8 million in 2002. Gross capital expenditures for the nine months ended September 30, 2003 amounted to $4.1 million compared to $4.7 million in 2002. In both periods, capital spending primarily reflected equipment additions and improvements as well as information systems projects. Partially offsetting the capital expenditures in 2003 were proceeds of $1.4 million relating to the sale of one of the Company's Ashtabula, Ohio facilities. The cash used in 2002 also reflects $0.7 million related to administrative fees the Company incurred when it entered into its revolving credit facility in April of 2002.

     During the quarters ended September 30, 2003 and 2002, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2003 will total approximately $6.0 million and will be funded with cash generated by operations.

     At September 30, 2003, the Company had a borrowing capacity equal to $64.9 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of September 30, 2003 (dollars in thousands):

                                                     CONTRACTUAL OBLIGATIONS
                               --------------------------------------------------------------------
                               REMAINDER
                                OF 2003     2004     2005     2006     2007    THEREAFTER    TOTAL
                               ---------   ------   ------   ------   ------   ----------   -------
Operating leases.............    $786      $2,684   $2,092   $1,850   $1,684     $2,262     $11,358
Capital leases...............      66         178      137       30       23         --         434
                                 ----      ------   ------   ------   ------     ------     -------
  Total contractual
     obligations.............    $852      $2,862   $2,229   $1,880   $1,707     $2,262     $11,792
                                 ====      ======   ======   ======   ======     ======     =======

                                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   ---------------------------------------------------------------
                                   REMAINDER
                                    OF 2003     2004     2005    2006   2007   THEREAFTER   TOTAL
                                   ---------   ------   ------   ----   ----   ----------   ------
Standby letters of credit........    $ --      $1,164   $1,294   $--    $--       $--       $2,458
                                     ----      ------   ------   ---    ---       ---       ------
  Total other commercial
     commitments.................    $ --      $1,164   $1,294   $--    $--       $--       $2,458
                                     ====      ======   ======   ===    ===       ===       ======

     The Company's other commercial commitments at September 30, 2003 represent standby letters of credit primarily related to commercial performance and insurance guarantees.

CREDIT AGREEMENT

     At September 30, 2003, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At September 30, 2003, there was $2.5 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $64.9 million.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the nine months ended September 30, 2003 and 2002, the Company spent approximately $0.3 million and $0.8 million, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At September 30, 2003 and December 31, 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at September 30, 2003, $0.3 million is expected to be paid out within one year and is included in the Other accrued liabilities line of the balance sheet. The remaining $1.4 million is recorded in Other noncurrent liabilities. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.0 million to $7.3 million, in the aggregate. RMI has contractual agreements with third parties (other than insurers) to reimburse RMI for a portion of the Company's share of certain potential environmental-related costs. The amount accrued is net of expected contributions from those third parties of approximately $0.5 to $1.9 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

EMPLOYEES

     As of September 30, 2003, the Company and its subsidiaries employed 1,133 persons, 409 of whom were classified as administrative and sales personnel. 687 of the total number of employees were in the Titanium Group, while 446 were employed in the Fabrication and Distribution Group.

     The United Steelworkers of America represents 361 of the hourly clerical and technical employees at RMI's plant in Niles, Ohio and 15 hourly employees at RMI Environmental Services in Ashtabula, Ohio. No other Company employees are represented by a union.

     In 1999 the Niles, Ohio plant and the United Steel Workers of America, after a strike, agreed to a forty-two month contract which expired on October 15, 2003. The contract was extended twice as local management and the union negotiated the terms of a new contract. On October 25, 2003 union members voted to reject management's final proposal and a work stoppage commenced. The plant will be operated by non-represented employees until an agreement can be reached. The contract for the hourly employees at the facilities in Ashtabula expires in January, 2006.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. In FASB Staff Position 46-6, public entities may defer the effective date to apply FIN 46 until the first fiscal year or interim period ending after December 15, 2003, to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation will not have an impact on the Company.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, with some exceptions. The adoption of this standard will not have a material impact on the Company.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. On October 29, 2003 the FASB deferred the provisions of paragraph 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. The Company does not believe that the adoption of SFAS No. 150 will have a material effect on its financial position or results of operations.

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

Date: November 12, 2003

                                          By:       /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer