Form 10-K
period 2003-12-31
RTI INTERNATIONAL METALS INC
filed 2004-03-08
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended December 31, 2003 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003: $130,806,100. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding at March 1, 2004: 21,159,432

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Selected Portions of the 2003 Proxy Statement-Part III of this Report.

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

                             ---------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                      PART I
Item 1.        Business....................................................     2
Item 2.        Properties..................................................    10
Item 3.        Legal Proceedings...........................................    11
Item 4.        Submission of Matters to a Vote of Security Holders.........    12

                                     PART II
Item 5.        Market for the Registrant's Common Stock and Related
               Stockholder Matters.........................................    13
Item 6.        Selected Financial Data.....................................    14
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    14
Item 7 (a).    Quantitative and Qualitative Disclosures About Market
               Risk........................................................    28
Item 8.        Financial Statements and Supplementary Data.................    29
Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................    56
Item 9 (a).    Controls and Procedures.....................................    56

                                     PART III
Item 10.       Directors and Executive Officers of the Registrant..........    58
Item 11.       Executive Compensation......................................    58
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................    58
Item 13.       Certain Relationships and Related Transactions..............    58
Item 14.       Principal Accountant Fees and Services......................    58

                                     PART IV
Item 15.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................    58
Signatures.................................................................    60
Index to Exhibits..........................................................    61

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     RTI International Metals, Inc. (the "Company" and "RTI") is a leading U.S. producer of titanium mill products and fabricated metal parts for the global market. The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group ("F&D"). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of aerospace and industrial applications. The Fabrication and Distribution Group is comprised of companies that fabricate and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve aerospace, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

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

     The Company is a successor to entities that have been operating in the titanium industry since 1951. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in RMI's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's common stock (the "1990 Reorganization"). Quantum sold its shares of common stock to the public while USX retained ownership of its shares. USX terminated its ownership interest in RTI in 2000.

     On October 1, 1998, RTI acquired all of the capital stock of New Century Metals, Inc. ("NCM") of Solon, Ohio. NCM was a manufacturer and distributor of high temperature and corrosion resistant alloys including titanium, stainless steel and nickel, in long bar form, for use in the aerospace, chemical processing, oil exploration and production, and power generation industries. In addition to manufacturing facilities acquired as part of the NCM capital stock acquisition, the Company built and installed a 5,000 ton press in leased space in Houston, Texas. NCM operated four distribution centers which now operate as part of the Distribution unit of the Fabrication & Distribution Group.

     Also on October 1, 1998, RTI acquired the assets of Weld-Tech Engineering, L.P. ("Weld-Tech"). Weld-Tech, based in Houston, Texas operates as part of the Energy unit of the Fabrication & Distribution Group. The Energy unit provides engineered and fabricated products, systems and services for the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services. The Energy unit includes the assets of the acquired Weld-Tech as well as the former engineering and business assets initially organized as part of RMI. The Energy unit is headquartered and operates production facilities in Houston, Texas.

     On December 14, 2000, the Company purchased the remaining 60% of the outstanding shares of Reamet, S.A. ("Reamet"). Since 1992, the Company had owned 40% of the outstanding shares of Reamet. Reamet, located in Villette, France, is a premier distributor of titanium products to the French market, serving aerospace, military and industrial customers. Reamet's largest customer is Airbus, with which it has a contract to supply titanium, principally in the form of cut plate. Reamet, a wholly owned subsidiary of RTI France, S.A.S., now operates as part of the Fabrication & Distribution Group.

INDUSTRY OVERVIEW

     Titanium is one of the newest specialty metals. Its physical characteristics include high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950's when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. However, in recent years similar significant quantities of the industry's output are used in nonaerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, consumer products and non-aerospace military applications.

     Weak U.S. and global economies, the terrorist attacks of September 11, 2001, the ongoing conflicts in the Middle East, and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS") had, and will continue to have significant adverse effects on the overall titanium industry.

  COMMERCIAL AEROSPACE AND DEFENSE

     Aerospace demand is classified into two sectors: commercial aerospace and defense programs. Demand from these two sectors comprises approximately 45% of the worldwide consumption for titanium products and in the US. comprises in excess of 60% of titanium consumption. The events surrounding September 11, 2001, as well as the Middle East conflict and the outbreak of SARS severely affected the commercial aerospace market. Airline operators experienced a dramatic drop in travel resulting in significant losses within the airline industry, necessitating cancellation of and reduced requirements for new aircraft. The Company's sales to this market represented 27% of total sales in 2003 down from 49% in 2000.

     Following the drop in aircraft demand, Boeing and Airbus have continued to reduce their build rates for aircraft, including a 13.5% aggregate cutback in 2003. Their combined build rate for large commercial aircraft for 2004 is currently expected to be down slightly at 575 planes. An increase in commercial aerospace activity is not expected before 2006.

     Airbus has announced the launch of a large widebody aircraft, the A380 and Boeing is expected to launch a new aircraft, the 7E7, both of which use large quantities of titanium in the second half of this decade. Longer term, the commercial aerospace sector is expected to continue to be a very significant consumer of titanium products due to the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial fleets over the next 20 years.

     Defense markets represented 28% of RTI's revenues in 2003. The major programs that require extensive use of titanium in the jet engine and airframe structure are fighter aircraft such as the F/A-22, F/A-18, F-15, Joint Strike Fighter ("JSF"), (F-35) and in Europe, the Mirage, Rafale, and Eurofighter-Typhoon, and in military transports like the C-17 and A400M. The importance of the military demand is expected to grow again in 2004 due to an increased defense budget and increased hardware purchases by the U.S. Government and European nations. It is estimated that global military demand for titanium will increase, and become as much as 20% of the total titanium market, but it is not expected to completely offset the drop in the commercial aerospace sector. RTI supplies products to all the programs mentioned above.

     Historically, the cyclical nature of the aerospace and defense industries has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, U.S. titanium mill products shipments registered cyclical peaks of 65 million pounds in 1997 to a low of 32 million pounds in 1983. The U.S. titanium industry's reported shipments were approximately 52 million pounds in 2000 and 2001, 36 million pounds in 2002 and 34 million pounds in 2003. Shipments in 2004 are expected to be similar to those of 2003.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by six to eighteen months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Therefore, titanium demand from commercial aerospace is likely to precede any expected increase in aircraft production.

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

     Industrial and Consumer markets provided approximately 45% of RTI's revenue in 2003. In the energy market, the demand for RTI's products for oil and gas deepwater exploration and production remained strong in 2003. This demand is expected to grow over the next several years.

PRODUCTS AND MARKETS

     The Company's products are produced and marketed by two operating segments:
(1) the Titanium Group and (2) the Fabrication & Distribution Group.

     The Titanium Group's products consist primarily of titanium mill products and specialty alloys for use in the ferrous and nonferrous metals industries. Such titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate and sheet. These products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets such as prime aircraft manufacturers and subcontractors including metal fabricators, forge shops, machine shops and metal distribution companies. Titanium mill products are semi-finished goods and most often represent the raw or starting material for these customers, who then form, fabricate, machine or further process them into finished or semi-finished parts. A significant amount of titanium mill products are sold to the Company's Fabrication & Distribution Group (74% in 2003) where value-added services are performed for ultimate shipment to the public customer. This Group also manufactures titanium powders and sells specialty alloys used by the ferrous and nonferrous metal industries.

     The Fabrication & Distribution Group consists primarily of businesses engaged in the fabrication and distribution of titanium and other specialty metals such as stainless steel and nickel-based alloys in both the United States and Europe. Such titanium mill products include pipe, welded tube, strip engineered tubular products, hot-formed and superplastically formed parts, cut shapes, and various specialized cut-to-size programs. The Fabrication unit extrudes numerous shapes and sizes of specialty metals for use in aerospace and nonaerospace applications. The Energy unit fabricates components such as connectors, subsea manifolds and riser systems which are used in offshore oil and gas production. The Energy unit also designs and markets offshore riser systems, stress joints and keel joints. The Distribution unit operates a number of domestic metal distribution facilities, which stock and deliver cut-to-size titanium products, as well as other specialty metals. The RTI Europe business unit operates distribution facilities in Europe which stock and deliver cut-to-size titanium products and other specialty metals.

     The amount of sales and the percentage of the Company's consolidated sales represented by each Group during each of the years beginning in 2001 were as follows (dollars in millions):

                                                      2003            2002            2001
                                                  -------------   -------------   -------------
                                                    $       %       $       %       $       %
                                                  ------   ----   ------   ----   ------   ----
Titanium Group (1)(2)...........................  $ 56.7   27.6%  $ 88.9   32.8%  $ 99.5   34.8%
Fabrication & Distribution Group................   148.8   72.4    182.0   67.2    186.4   65.2
                                                  ------   ----   ------   ----   ------   ----
  Total.........................................  $205.5    100%  $270.9    100%  $285.9    100%
                                                  ======   ====   ======   ====   ======   ====

     Operating profit and the percentage of consolidated operating profit contributed by each Group during each of the years beginning in 2001 were as follows (dollars in millions):

                                                         2003          2002          2001
                                                     ------------   -----------   -----------
                                                       $       %      $      %      $      %
                                                     ------   ---   -----   ---   -----   ---
Titanium Group (2).................................  $ (2.0)  154   $11.0    72%  $ 1.5    15%
Fabrication & Distribution Group...................     0.7   (54)    4.3    28     8.3    85
                                                     ------   ---   -----   ---   -----   ---
  Total............................................  $ (1.3)  100%  $15.3   100%  $ 9.8   100%
                                                     ======   ===   =====   ===   =====   ===

     The amount of the Company's consolidated assets identified with each Group for each of the years ended December 31 were as follows (dollars in millions):

                                                               2003     2002
                                                              ------   ------
Titanium Group (2)..........................................  $160.5   $175.7
Fabrication & Distribution Group............................   166.0    169.1
General Corporate (3).......................................    63.4     32.3
                                                              ------   ------
Total.......................................................  $389.9   $377.1
                                                              ======   ======

---------------

(1) Excludes approximately $91 million, $107 million and $110 million of intercompany sales primarily to the Fabrication and Distribution Group in 2003, 2002 and 2001, respectively.

(2) Includes United States Department of Energy ("DOE") remediation and restoration contract.

(3) Consists primarily of unallocated cash, short-term investments and deferred tax assets.

  TITANIUM GROUP

     The Titanium Group produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Commercial Aerospace. Approximately 40% of the Group's 2003 mill product sales were commercial aerospace-related compared with approximately 43% in 2002 and 55% in 2001. The Group's products are certified and approved for use by all major domestic and most international manufacturers of commercial aircraft and jet engines. Products such as sheet, plate, bar, billet and ingot, are fabricated into parts and are utilized in aircraft structural sections such as landing gear parts, fasteners, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     According to The Airline Monitor, the leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 2,555 aircraft under order at the end of 2003, a 3.5% decrease from the prior year. While the total backlog has declined, it remains at a level that represents over four years production at current build rates.

     The Airline Monitor also reported deliveries of large commercial aircraft by Airbus and Boeing totaling 579 planes for 2003 compared to 669 in 2002 and 833 in 2001. Deliveries are projected to be 575 planes in 2004.

     The long term outlook for this segment over the next 20 years is that 20,000 large jets and 4,300 regional jets, as new and replacement aircraft, will be required to support the expected demand of increased passenger travel.

     Defense. Approximately 43% of the Group's 2003 mill product sales were defense related, compared with approximately 31% in 2002 and 25% in 2001. The Company's products are certified and approved for use by all major and most international manufacturers of military aircraft and jet engines. The various mill products are fabricated into parts and are utilized in aircraft structural sections, wing skins, fasteners, wing carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases, and armor for military vehicles. Product from this segment is utilized in programs such as the C-17 military transport, fighter aircraft such as the F/A-18, F-15, F-16, F/A-22, and the Joint Strike Fighter (F-35). Internationally it is used on European fighters such as the Tornado, Mirage, Eurofighter, and the A-400 transport.

     Other. The Group's former extrusion plant in Ashtabula, Ohio was used to extrude depleted uranium under a contract with the Department of Energy ("DOE") from 1962 through 1990. Since 1993, RMI has been the prime contractor to the DOE for the remediation and restoration of the site. In 2003, the Group recognized revenues of $14.5 million, $17.3 million in 2002 and $14.1 million in 2001.

     In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." It is not known at this time what role, if any, RMI will play in the balance of the cleanup.

  FABRICATION & DISTRIBUTION GROUP

     Fabricated products include seamless and welded pipe, engineered tubular products and extrusions for oil and gas exploration and production and geothermal energy production industries. Fabricated products also include hot-formed and superplastically formed parts and cut shapes and extrusions for aerospace (commercial and defense) applications.

     The Company owns and operates a number of distribution facilities, both foreign and domestic. These centers stock titanium as well as other nonferrous and ferrous metals to fill customer needs for smaller quantity, quick delivery orders. These centers also provide cutting and light fabrication services. In addition, four locations, St. Louis, Los Angeles, Birmingham, England, and Villette, France, operate significant stocking and cut-to-size programs designed to meet the needs of commercial aerospace, defense, and industrial and consumer product customers for multi-year requirements.

     The Fabrication & Distribution Group was the largest customer for RTI's Titanium Group's mill products in 2003. Sales to F&D represented 74% of the Titanium Group's mill product revenue.

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

     Additionally, in order to enhance and further expand its already significant efforts to develop new markets for titanium in the oil and gas exploration and production and geothermal energy production industries, RTI acquired the assets of Weld-Tech of Houston, Texas on October 1, 1998. RTI Energy Systems (Weld-Tech), operating as part of the Energy unit of the Fabrication & Distribution Group, provides engineering and fabrication services to the oil and gas industry, including weld design, fabrication and repair, as well as materials engineering and testing services. RTI increased its investment in RTI Energy Systems with the addition of a machining center. This addition expanded capabilities and provided additional fabrication services to its expanding customer base in titanium and other specialty metals, as well as various steels. RTI Energy Systems specializes in the design, engineering and marketing of offshore riser systems, connectors, stress joints and drill pipe made of titanium and other metals.

     The group also supplies commercially pure (unalloyed) mill products in the form of strip, welded tube and plate. Commercially pure products offer superior corrosion resistance and ductility for critical forming and metal expansion. These products are used in areas such as chemical processing industry, consumer product applications, pulp and paper equipment, and heat exchangers and anodes for the chlorine industry.

EXPORTS

     The majority of the Company's exports consist of titanium mill products and extrusions used in aerospace markets. Also, significant exports to energy market customers are beginning to occur as deepwater oil and gas exploration increases. In 2003, the Company recorded significant sales to Korea for such activity. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales were 21% of sales in 2003, 17% in 2002 and 20% in 2001. Such sales were made primarily to the European market, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company's export sales are denominated in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     The Company supplies flat-rolled titanium alloy mill products to the European market, through RTI Europe, the Company's network of European distribution companies, which secures contracts to furnish mill products to the major European aerospace manufacturers. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet. In 2000, RTI purchased the remaining 60% of Reamet. In addition, the Company expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. RTI, through its French subsidiary, Reamet, was chosen by Airbus as a major supplier of the titanium flat rolled products through 2004.

BACKLOG

     The Company's order backlog for all market segments decreased to $92.3 million as of December 31, 2003, from $100.0 million at December 31, 2002, principally in energy market related orders due to the timing of receipt of new and the completion of existing long-term orders as well as the general decline in demand from the commercial aerospace industry.

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and alloying agents. RTI acquires its raw materials from a number of domestic and foreign suppliers, under long-term contracts and other negotiated transactions. The majority of sponge requirements are sourced from foreign suppliers. Requirements for sponge and scrap vary depending upon the volume and mix of final products. The addition of the Company's cold hearth melting facility (Galt Alloys, Inc., acquisition, 1997) permits the Company flexibility to consume a wider range of metallics in its primary melting facility, thus reducing the need for purchased titanium sponge. Based on the current levels of customer demand, current production schedules, and the level of inventory on hand, the Company estimates its purchases of sponge and scrap will decrease during 2004.

     The Company has entered into two long-term sponge supply agreements. One of the agreements is with a Japanese supplier and permits the Company to purchase up to four million pounds of sponge per year through 2007, either at market price or the price in effect under the contract plus changes in certain of the supplier's costs. In addition, this contract permits the Company to purchase up to an additional two million pounds of sponge at negotiated prices. The other agreement is with a supplier from Kazakhstan and permits the Company to purchase up to eight million pounds of sponge annually through 2006.

     In addition, the Company makes spot purchases of raw materials from other sources. The Company believes it has adequate sources of supply for titanium sponge, scrap, alloying agents and other raw materials.

     Companies in the Fabrication & Distribution Group obtain the majority of their titanium mill product requirements from the Titanium Group. These transactions are priced at amounts approximating arm's length prices. Other metallic requirements are generally sourced from the best available producer at competitive market prices.

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

     The aerospace consumers of titanium products tend to be highly concentrated. The Boeing Company, Airbus, and Lockheed manufacture airframes. GE, Pratt Whitney and Rolls Royce build jet engines. Through the direct purchase from these companies and their families of subcontractors, these companies and subcontractors consume most of the aerospace products. Shipments of aerospace products represented approximately 89% of RMI's mill product shipments in 2003, half of which were used in defense applications. Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China.

     Competition for the Fabrication & Distribution Group is primarily on the basis of price, quality, timely delivery and customer service. RTI Energy Systems ("RTIES") competes with a number of other fabricators, some of which are significantly larger, in the offshore oil and gas exploration and production industry. However, the Company does not believe that any of these possess RTIES' level of expertise in the use of titanium. The Company believes the businesses in the Fabrication & Distribution group are well positioned to remain competitive and grow in size due to the range of goods and services offered and the increasing synergy with the Titanium Group for product and technical support.

TRADE AND LEGISLATIVE FACTORS

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

     In the fall of 1997, VSMPO, the integrated Russian titanium manufacturer, petitioned the USTR for a waiver of the CNL on the wrought products, and also filed a petition seeking to have unwrought products granted GSP status. The CNL was actually exceeded by this producer in 1997, 1998, 1999, 2000, 2001, and 2003, but not for 2002. In July of 1998, the USTR granted the waiver of the CNL on the wrought products, allowing unlimited imports of Russian mill products into the domestic market. In addition, on October 1, 2003, U.S. Customs and Border Protection, Department of Homeland Security, upon a request from VSMPO, issued a revision to the classification of billet products from the unwrought category (which is subject to a 15% tariff) to the wrought category (not subject to any tariff), effective for products entering the country on or after February 1, 2004. The effect of this ruling will most likely be to increase the amount of wrought exports entering the U.S. from Russia. The petition from Russia on the unwrought products was denied in the fall of 2003.

     On December 3, 2002, Titanium Metals Corporation ("Timet") and RTI filed a joint petition before the USTR seeking removal of GSP status for the Russian wrought products and/or a reinstatement of the CNL. Allegheny Technologies Incorporated actively supported this petition. In addition, a sponge manufacturer from the Commonwealth of Independent States also filed a petition on December 2, 2002, seeking GSP status of unwrought titanium products from Kazakhstan. RTI supported the granting of this petition. Hearings on both of these petitions were held in April of 2003 before the Court of International Trade and the GSP Subcommittee. Subsequent to the hearings, in July of 2003, the Kazakhstan petition on unwrought products was denied. Thus, a 15% tariff still remains on unwrought titanium products entering the U.S., including titanium sponge. The petition concerning wrought products was simultaneously deferred to the 2004 review procedure. The Company believes that the increase in duty-free imports of titanium mill products from Russia has increased competition in the domestic titanium industry, and without the benefit of similar treatment for needed imported sponge, has negatively impacted the domestic producers.

     The United States Government is required by the Berry Amendment Specialty Metals Clause of 1973 to require the use of domestically melted titanium in all military procurement. Several waivers of this requirement were recently granted. In addition, during the 2003 congressional legislative session, the Department of Defense proposed legislation that would have amended the Berry Amendment and allowed foreign sourced titanium to be used on military aircraft and other military equipment. RTI, along with Timet and Allegheny Technologies, jointly lobbied against any such modification of the law. If substantive waivers of this type were to continue to be granted, or the requirements of the Berry Amendment were to be modified, it could have a negative effect on future military business, and would allow foreign titanium to be used on military aircraft. RTI believes that improper waivers are harmful to national defense and, along with other domestic companies, is challenging the granting of future waivers, as well as any legislative attempt to weaken the Berry Amendment.

MARKETING AND DISTRIBUTION

     RTI markets its titanium mill products and related products and services worldwide. The majority of the Company's sales are made through its own sales force primarily assigned to the F&D Group and lesser amounts through independent distributors. RTI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Los Angeles, California; Indianapolis, Indiana; Hartford, Connecticut; Hermitage, Pennsylvania; and Salt Lake City, Utah. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of products and services provided by companies in the Fabrication & Distribution Group are made by personnel at each plant location as well as a group level sales force. Fabrication & Distribution Group locations include: Hartford, Connecticut; Hermitage, Pennsylvania; Indianapolis, Indiana; Los Angeles, California; Houston, Texas; Sullivan and Washington, Missouri; Birmingham, England; Villette, France; Dusseldorf, Germany; Milan, Italy; and Guangzhou, China.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities for the Titanium Group, as well as for other RTI subsidiaries, at its facilities in Niles, Ohio. The Company is conducting research for the U.S. Army and has entered into discussions with both the U.S. Army and Department of Defense on other research projects. The principal goals of the Company's research program, aside from U.S. Army and Department of Defense projects, are advancing technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical and product development costs totaled $1.3 million in 2003, $1.4 million in 2002 and $1.7 million in 2001.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its expertise, trade secrets and patents important to conduct its business, although no individual item is considered to be material to the Company's current business.

EMPLOYEES

     As of December 31, 2003, the Company and its subsidiaries employed 1,117 persons, 401 of whom were classified as administrative and sales personnel. 673 of the total number of employees were in the Titanium Group, while 444 were employed in the Fabrication & Distribution Group.

     The United Steelworkers of America represents 357 of the hourly clerical and technical employees at RMI's plant in Niles, Ohio and 15 hourly employees at RMI Environmental Services in Ashtabula, Ohio. No other Company employees are represented by a union.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2003.

                  NAME                    AGE                           TITLE
                  ----                    ---                           -----
Timothy G. Rupert.......................  57    President and Chief Executive Officer
John H. Odle............................  61    Executive Vice President
Lawrence W. Jacobs......................  48    Vice President, Chief Financial Officer, and Treasurer
Dawne S. Hickton........................  46    Vice President and General Counsel
Gordon L. Berkstresser..................  56    Vice President and Controller

     Mr. Rupert was elected President and Chief Executive Officer in July 1999. He had served as Executive Vice President and Chief Financial Officer since June of 1996 and Vice President and Chief Financial Officer since September 1991. He is also a Director of the Company.

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

                            MANUFACTURING FACILITIES

                                                                                       ANNUAL RATED
             LOCATION                                   PRODUCTS                         CAPACITY
             --------                                   --------                       ------------
TITANIUM GROUP
Niles, OH.........................   Ingot (million pounds)                                36.0
Niles, OH.........................   Mill products (million pounds)                        22.0
Salt Lake City, UT................   Powders (million pounds)                               1.5
Canton, OH........................   Ferro titanium and specialty alloys (million
                                     pounds)                                               16.0

                                                                                       ANNUAL RATED
             LOCATION                                   PRODUCTS                         CAPACITY
             --------                                   --------                       ------------
FABRICATION & DISTRIBUTION GROUP
Washington, MO....................   Hot-formed and superplastically formed
                                     components (thousand press hours)                     50.0
Sullivan, MO......................   Cut parts (thousand man hours)                        23.0
Houston, TX.......................   Extruded products (million pounds)                     1.8
Houston, TX.......................   Machining & fabrication oil and gas products
                                     (thousand man hours)                                 246.0
Hermitage, PA.....................   Tube (million pounds)                                  0.8
Birmingham, England...............   Cut parts and components (thousand man hours)         21.0
Villette, France..................   Cut parts and components (thousand man hours)          9.0
Los Angeles, CA (2 locations).....   Metal warehousing and distribution                     N/A
Hartford, CT......................   Metal warehousing and distribution                     N/A
Houston, TX.......................   Metal warehousing and distribution                     N/A

     The Company leases the facilities in Sullivan, Missouri; Houston, Texas; Los Angeles, California; Hartford, Connecticut; Birmingham, England and certain buildings and property at Washington, Missouri, Canton, Ohio and Guangzhou, China. All other facilities are owned. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

CONVERSION SERVICES

     The Company utilizes third-party converters to sonic test, anneal, condition, bloom or finish approximately 55% of its mill products. The use of these converters raises the Company's effective processing capacity. Certain mill products, such as hot band and cold rolled strip and oversized plate, are finished entirely by such converters using semi-finished titanium mill products supplied by outside sources. However, the Company is responsible for inspecting and delivering these products to customers. The Company maintains long-term relationships with many of these conversion companies. The Company believes that, if necessary, it could provide these products by utilization of other methods and sources of conversion, or in the case of certain commercially pure products, obtain them in the open market.

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

ENVIRONMENTAL

     The Company is subject to federal, state and local laws and regulations concerning environmental matters. During 2003, 2002, and 2001, the Company spent approximately $1.0 million, $1.1 million and $1.6 million, respectively, for environmental remediation, compliance, and related services. The Company estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $1.0 million annually for 2004 and 2005.

     Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

     Fields Brook Superfund Site. The Company is involved in a superfund site known as Fields Brook in Ashtabula, Ohio. Cleanup was completed in 2002. The Company estimates its share of the remaining Operation,

Maintenance and Monitoring work to cost $0.3 million. The Company has accrued an amount for this matter. See Note 16 to the consolidated financial statements.

     Resource Conservation and Recovery Act ("RCRA") Proceedings-Ashtabula Sodium Plant. In October 2003, the Company completed Ohio EPA-required repair of the closed landfill cap. Future monitoring and maintenance work is estimated at $0.03 million annually. The Company has accrued an amount for this matter. See Note 16 to the consolidated financial statements.

     Ashtabula River. The Ashtabula River Partnership ("ARP"), a group of public and private entities including, among others, the Company, the EPA, the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. The ARP has issued a Comprehensive Management plan with an estimated cost of $48 million. The ARP expects to obtain funding at a level of approximately 65% from the federal government under the Water Resources Development Act, plus $7 million pledged by Ohio. The Company joined fourteen other companies to form the Ashtabula River Cooperating Group (ARCG), which collectively agreed on a cost allocation, in order to fund the private share of the work. In addition, the ARCG has received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. The Company has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan. See Note 16 to the consolidated financial statements.

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

     At December 31, 2003 and 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at December 31, 2003, $0.5 million is expected to be paid out during 2003 and is included in the other accrued liabilities line of the balance sheet. The remaining $1.2 million is recorded in other non current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions form third parties, is in a range from $2.6 to $7.9 million in the aggregate. The amount accrued is net of expected contributions from third parties in a range from $0.2 to $2.3 million, which the Company believes are probable. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

     Former Ashtabula Extrusion Plant. The Company's former extrusion plant in Ashtabula, Ohio was used to extrude depleted uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

     In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." Remaining soil removal is expected to take approximately 18-24 months. It is not known at this time what role, if any, RMI will play in the balance of the cleanup. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 2004: 823

RANGE OF COMMON STOCK PRICES FOR 2003

QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
First.......................................................  $10.71   $ 8.77
Second......................................................   11.17     9.40
Third.......................................................   11.79     9.81
Fourth......................................................   18.00    10.57
Year........................................................  $18.00   $ 8.77

RANGE OF COMMON STOCK PRICES FOR 2002

QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
First.......................................................  $12.65   $ 9.00
Second......................................................   14.00     9.85
Third.......................................................   12.66     8.51
Fourth......................................................   11.98     9.50
Year........................................................  $14.00   $ 8.51

     The Company has not paid dividends on its common stock. The declaration of dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                            (C) NUMBER OF
                                                                                        SECURITIES REMAINING
                                                                                        AVAILABLE FOR FUTURE
                                            (A) NUMBER OF                                  ISSUANCE UNDER
                                           SECURITIES TO BE                              EQUITY COMPENSATION
                                         ISSUED UPON EXERCISE   (B) WEIGHTED-AVERAGE      PLANS (EXCLUDING
                                            OF OUTSTANDING       EXERCISE PRICE OF     SECURITIES REFLECTED IN
             PLAN CATEGORY                     OPTIONS          OUTSTANDING OPTIONS          COLUMN(A))
---------------------------------------  --------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders (see Note(i)).......        1,654,617               $13.99                 1,302,359
Equity compensation plans not approved
  by security holders (see Note(ii))...           48,000               $ 9.90                   452,000
                                              ----------               ------                ----------
                                               1,702,617               $13.87                 1,754,359
                                              ==========               ======                ==========

Note (i):  The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals, Inc., 1995 Stock Plan as of December 31, 2003. For more information, see Note 17 to the Financial Statements. The Company's 1995 Stock Plan provides for grants of up to 2% of the outstanding common stock at December 31 of the preceding year. Amounts not issued or forfeited can be carried forward to succeeding calendar years. Since the plan was adopted, the Company has awarded an average of 1.5% of the outstanding stock in each year for the issuance of options and restricted stock.

Note (ii): At December 31, 2003, RTI International Metals, Inc., had one plan that had not been approved by security holders called the 2002 Non-employee Director Stock Option Plan. A new plan will be proposed in the Company's 2004 Proxy Statement which would replace the existing plan.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2003        2002        2001        2000        1999
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
Sales...............................  $205,527    $270,890    $285,900    $249,382    $243,309
Operating (loss) income.............    (1,290)(1)   15,334      9,781       6,741       4,769
Income before income taxes..........     7,471(2) 24,395(3)     20,112(4)   11,409(5)    3,527
Net income..........................     4,714      15,125      12,078       6,731       2,223

NET INCOME PER COMMON SHARE:
  Basic.............................  $   0.23    $   0.73    $   0.58    $   0.32    $   0.11
  Diluted...........................  $   0.22    $   0.72    $   0.57    $   0.32    $   0.11

                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        2003        2002        2001        2000        1999
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.....................  $227,528    $216,216    $201,257    $208,388    $209,174
Total assets........................   389,934     377,075     387,751     386,279     400,243
Long-term debt......................        --          --          --      19,800      36,200
Total shareholders' equity..........   317,660     311,173     306,975     301,859     295,604

---------------

(1) Includes the effect of an approximately $1 million gain from the sale of one of the Company's Ashtabula, Ohio facilities previously used for storage.

(2) Includes the effect of an approximately $8 million gain from the settlement of a contractual claim.

(3) Includes the effect of an approximately $7 million gain from the settlement of a contractual claim and a $2.1 million gain resulting from the sale of common stock received by the Company in connection with the demutualization of one of its insurance carriers.

(4) Includes the effect of an approximately $6 million gain from the settlement of a contractual claim and a $5.2 million gain related to a stock distribution to the Company in connection with the demutualization of one of its insurance carriers in which it was a participant.

(5) Includes the effect of an approximately $6 million gain from the settlement of a contractual claim.

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

OVERVIEW

     RTI International Metals, Inc. conducts its operations in two segments: the Titanium Group and the Fabrication & Distribution Group. The Titanium Group, with primary operations in Niles, Ohio and Canton, Ohio, has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet and plate. This Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes and the application of titanium in new markets. F&D, with operations located throughout the U.S. and Europe and representative offices in Germany, Italy and China, concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, sub-assemblies and fabricated components as well as engineered systems for energy-related markets, accessing the Titanium Group as its primary source of mill product. Approximately 74% of the Titanium Group's sales in 2003 were to F&D.

     While 27% of RTI's sales in 2003 are directed to the commercial aerospace market, approximately 50% of all U.S. titanium production is consumed by this segment. With the continued depressed state of this sector, in conjunction with a substantial amount of under-utilized plant capacity, a depressed level of prices has resulted across other markets, including defense and industrial and consumer.

     An agreement with the United Steelworkers of America ("USWA") expired on October 15, 2003 at the Company's Niles Ohio facility where the Union represents 357 hourly and clerical workers. After two extensions and a union rejection vote on October 25, 2003 a work stoppage commenced and non-represented employees began operating the facility. Non-represented employees have continued to operate the facility since the work stoppage, and will continue to do so until conditions or circumstances change.

     The diversification offered by F&D has allowed management to de-emphasize commodity titanium products and move the Company up the value chain, as well as pursue growth opportunities through acquisitions. Supply chain management is a capability that is becoming more important in F&D's targeted markets and RTI intends to enhance this core competency.

     Much of the deployed capital within RTI relates to inventory, primarily work-in-process, necessitated by the nature of processing titanium to demanding metallurgical and physical specifications. However, significant investments in raw materials, such as titanium sponge and master alloys, have also been made in order to insure uninterrupted supply and to accommodate surges in demand. As a result, management has put in place various goals aimed at optimizing inventory levels, thereby freeing cash resources to be invested in other areas of the company.

     In conjunction with the close monitoring of our working capital position, an emphasis is also made on capital expenditures. It is not the intent of management to match these with depreciation expense but rather identify those opportunities that will result in the highest return to our shareholders. Over the past few years, capital outlays have been less than depreciation and, thus, have caused a net increase in RTI's cash position, which stood at $68 million at year-end 2003. As for the ultimate disposition of this cash, the RTI Board of Directors regularly considers such options as dividends, stock repurchases in excess of an approved $15 million program, acquisitions or strategic combinations. Given the uncertainty and competitive pressures in the current marketplace, as well as the Company's growth strategy, management believes that a net cash position with no long-term debt is currently the most desirable capital structure.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(Dollars in millions)

  Net Sales

                 YEAR ENDED DECEMBER 31,                    2003      2002      2001
                 -----------------------                   ------    ------    ------
Net Sales................................................  $205.5    $270.9    $285.9

     Sales for the Company's Titanium Group amounted to $148.0 million, including intercompany sales of $91.2 million, in the year ended December 31, 2003 compared to $196.6 million, including intercompany sales of $107.8 million, in the same period of 2002. Titanium Group net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added flat rolled products. Shipments of titanium mill products were 5.9 million pounds in the year ended December 31, 2003, compared to 10.0 million pounds for the same period in 2002, a 41% decrease. Mill product shipments in the year ended December 31, 2003 were lower than those in 2002 as demand for forged mill products for commercial aerospace markets declined. Included in mill product shipments are intersegment shipments from the Titanium Group to the Fabrication & Distribution Group. Shipments to F&D decreased over the same period last year reflecting reduced demand for titanium products through F&D as well as inventory reductions within certain F&D businesses. Average realized prices on mill products for the year ended December 31, 2003 increased to $15.95 per pound from $14.96 per pound in 2002. The increase in average realized prices for mill products resulted primarily from an increased mix of higher value-added flat rolled mill products when compared to 2002.

     Sales for F&D amounted to $159.4 million, including intercompany sales of $10.6 million, in the year ended December 31, 2003, compared to $194.3 million, including intercompany sales of $12.3 million, in the same period of 2002. This decrease primarily reflects a decrease in demand from commercial aerospace in the United States and Europe.

     Sales for the Company's Titanium Group amounted to $196.6 million, including intercompany sales of $107.8 million, in the year ended December 31, 2002 compared to $209.8 million, including intercompany sales of $110.2 million, in the same period of 2001. Shipments of titanium mill products were 10.0 million pounds in the year ended December 31, 2002, compared to 11.6 million pounds in 2001, a 13.8% decrease. Mill product shipments in the year ended December 31, 2002 were lower than those in 2001 as commercial aerospace demand for forged mill products declined. Average realized prices on mill products for the year ended December 31, 2002 increased 7.4% to $14.36 per pound from $13.37 per pound in 2001. The increase in average realized prices for mill products resulted primarily from a decreased mix of lower value-added forged mill products when compared to 2001.

     Sales for F&D amounted to $194.3 million, including intercompany sales of $12.3 million, in the year ended December 31, 2002, compared to $201.3 million, including intercompany sales of $14.9 million, in the same period of 2001. This decrease primarily reflects reduced demand in distribution sales in the United States and Europe, partially offset by an increase in energy market sales. In the case of the Company's distribution businesses, sales decreased approximately $14.0 million, due to the general decline in the commercial aerospace industry, while the Company's Energy business reflected a $13.1 million increase due to growth in deep water oil and gas exploration.

  Gross Profit

YEAR ENDED DECEMBER 31,                                        2003     2002     2001
-----------------------                                        -----    -----    -----
Gross Profit................................................   $30.4    $49.0    $43.4
Gross profit percent........................................    14.8%    18.1%    15.2%

     The reduction in gross profit for 2003 from 2002 was a result of a decrease in titanium mill product shipments from 10.0 million pounds in 2002 to 5.9 million pounds in 2003, a 41% decrease. The reduced titanium shipment requirements necessitated temporary production outages as the Company's Niles, Ohio facility maintained inventory balances in line with lower shipment levels. The decline in shipments occurred primarily in heavy shapes as demand for these products from forging companies for use in commercial aircraft and certain industrial applications fell.

     The Company's F&D Group was adversely impacted by a 2.4% decrease in gross margin in 2003 from 2002 as the Group's Energy business in 2002 concluded work on a major project that provided significantly higher margins to 2002 results.

     The increase in gross profit for the year ended December 31, 2002 compared to 2001 is primarily due to the Titanium Group cost reduction efforts, increased sales in energy markets, and the discontinuance of goodwill amortization in 2002 due to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets," partially offset by reduced volume in domestic and European distribution sales. The Titanium Group's results in 2001 included a cost reduction of $4.1 million from its duty-drawback program (see Note 2 to the Company's Financial Statements, "U. S. Customs Recovery-Other Current Assets"). The program only nominally affected results for 2002.

  Selling, General and Administrative Expenses

YEAR ENDED DECEMBER 31,                                        2003     2002     2001
-----------------------                                        -----    -----    -----
Selling, General and Administrative Expenses................   $31.4    $32.3    $32.0
Percent of sales............................................    15.3%    11.9%    11.2%

     The decrease for the year ended December 31, 2003 compared to 2002 is comprised of several items. The most significant of these items was due to a $0.4 million change in classification in 2003 of depreciation expense to cost of goods sold from selling, general and administrative expense. The decrease also reflects a $0.2 million reduction in bad debt expense as 2002 reflected amounts expensed to attain an appropriate allowance. The remainder of the decrease reflects the impact of cost reduction efforts including reductions in personnel and related costs.

     Selling, general and administrative expenses for the year ended December 31, 2002 were relatively unchanged from the prior year 2001 as the Company managed to control costs.

  Research, Technical and Product Development Expenses

YEAR ENDED DECEMBER 31,                                        2003    2002    2001
-----------------------                                        ----    ----    ----
Research, Technical and Product Development Expense.........   $1.3    $1.4    $1.7
Percent of sales............................................   0.6%    0.5%     0.6%

     Research, technical and product development expenses for the year ended December 31, 2003 were slightly reduced from 2002.

     Research, technical and product development expenses in 2002 were less than in 2001 due to a reduction in amounts spent on research and development for the energy market products.

  Other Operating Income

YEAR ENDED DECEMBER 31,                                        2003    2002    2001
-----------------------                                        ----    ----    ----
Other Operating Income......................................   $1.0    $--     $ --
Percent of sales............................................   0.5%    0.0%     0.0%

     Other operating income for the year ended December 31, 2003 consists of a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities in the second quarter of 2003 that in recent years had been used only for storage of raw materials.

  Operating (Loss) Income

YEAR ENDED DECEMBER 31,                                        2003     2002     2001
-----------------------                                        -----    -----    ----
Operating (Loss) Income.....................................   $(1.3)   $15.3    $9.8
Percent of sales............................................    -0.6%     5.6%    3.4%

     Operating income for the year ended December 31, 2003 was materially lower than 2002 due to a decrease in operating income from the Titanium Group, from $11.0 million of income in 2002 to a loss of $2.0 million in 2003. The change reflects a decrease in mill product shipments due to a decline in forged mill products demand from the commercial aerospace market, partially offset by a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities that in recent years had only been used for storage of raw materials. This decrease is also due to a decrease in operating income in F&D, from $4.3 million in 2002 to $0.7 million in 2003, primarily as a result of weak demand for the Group's products sold to the commercial aerospace market. The reduction in F&D operating income also reflects a decline in profitability from energy markets when compared to 2002 principally due to timing of completion of long-term orders.

     The increase in operating income for the year ended December 31, 2002 compared to 2001 consists of an increase in operating income from the Titanium Group from $1.5 million in 2001 to $11.0 million in 2002, primarily due to cost reduction efforts. F&D incurred a decrease in operating income, from $8.3 million in 2001 to $4.3 million in 2002, due to a decrease in demand in domestic and European distribution sales from the general decline in the commercial aerospace industry, partially offset by an increase in energy market sales, due to growth in deep water oil and gas exploration, and the discontinuance of goodwill amortization in 2002 due to the adoption of SFAS No. 142.

  Other Income

YEAR ENDED DECEMBER 31,                                        2003    2002    2001
-----------------------                                        ----    ----    -----
Other Income................................................   $8.9    $9.4    $11.0
Percent of sales............................................   4.3%    3.5%      3.8%

     Other income for the year ended December 31, 2003 reflects the receipt of liquidated damages from the Boeing Airplane Group of $8.4 million in 2003. In 2002, other income reflects a similar receipt of $7.1 million. The long-term agreement between RTI and Boeing expired December 31, 2003. The Company expects to receive approximately $9 million from Boeing for the year 2003 short fall by the end of the first quarter 2004. 2002 also reflects a $2.1 million gain from the receipt of a common stock distribution in connection with the demutualization of one of the Company's insurance carriers. The remainder of the change in other income from 2002 to 2003 consists primarily of lower losses on disposals of other assets and increases in foreign exchange gains.

     Other income for the year ended December 31, 2002 included a gain of $2.1 million on the sale of shares in 2002, that were received by the Company in 2001 as a result of the demutualization of one of its insurance carriers in which it was a participant, compared to $5.2 million on the initial receipt of those shares in 2001. This decrease was partially offset by an increase in the amount received from Boeing in liquidated damages from $6.3 million in 2001 to $7.1 million in 2002. The remainder of the change in other income from 2001 to 2002 consists primarily of an increase in losses on disposals of other assets and increases in foreign exchange gains.

  Interest Income (Expense), net

YEAR ENDED DECEMBER 31,                                        2003     2002     2001
-----------------------                                        -----    -----    -----
Interest Income (Expense), net..............................   $(0.2)   $(0.4)   $(0.7)
Percent of sales............................................     0.1%     0.1%     0.2%

     Interest expense for the years ended December 31, 2003, 2002 and 2001 was $0.7 million, and primarily consists of fees associated with the unused capacity on the Company's credit facility. Interest expense is partially offset by interest income on invested cash balances. Interest income was equal to $0.5 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively. Interest income in 2001 was not significant. The Company had no bank debt at December 31, 2003, 2002 and 2001.

  Income Taxes

YEAR ENDED DECEMBER 31,                                        2003    2002    2001
-----------------------                                        ----    ----    ----
Income Taxes................................................   $2.8    $9.3    $7.8
Effective Tax Rate..........................................    37%     38%      39%

     The effective tax rate of 37% for the year ended December 31, 2003 and 38% for the year ended December 31, 2002 was greater than the federal statutory rate of 35% primarily due to state income taxes. Included in 2003 results is the impact of a settlement with the IRS related to examinations performed on RTI's 1998 through 2001 tax years. As a result of this settlement, the Company is now closed with the IRS in respect to all years through 2001. The effective tax rate of 39% for the year ended December 31, 2001 was greater than the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill amortization.

  Cumulative Effect of Change in Accounting Principle

YEAR ENDED DECEMBER 31,                                        2003    2002    2001
-----------------------                                        ----    ----    -----
Cumulative effect of change in accounting principle.........   $--     $--     $(0.2)
Percent of sales............................................   0.0%    0.0%     -0.1%

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

  Net Income

YEAR ENDED DECEMBER 31,                                        2003    2002     2001
-----------------------                                        ----    -----    -----
Net Income..................................................   $4.7    $15.1    $12.1
Percent of sales............................................   2.3%      5.6%     4.2%

     Net income for the year ended December 31, 2003 was less than the comparable 2002 period due to items discussed above.

     Net income for the year ended December 31, 2002 was less than the comparable 2001 period due to items discussed above.

OUTLOOK

  Overview

     Weak U.S. and global economies, the terrorist attacks of September 11, 2001, the ongoing conflicts in the Middle East, and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS") had and will continue to have significant adverse effects on the overall titanium industry.

     According to the U.S. Geological Survey, U.S. shipments of titanium mill products have declined from a high of approximately 65 million pounds in 1997 to approximately 34 million pounds in 2003. Shipment levels in 2004 are expected to be similar to 2003.

     The following is a discussion of what is happening within each of the three major markets in which RTI participates.

  Commercial Aerospace Markets

     Aerospace demand is classified into two sectors: commercial aerospace and defense programs. Demand from these two sectors comprises approximately 45% of the worldwide consumption for titanium products and in the U.S. comprises in excess of 60% of titanium consumption. The events surrounding September 11, 2001, as well as the Middle East conflict and the outbreak of SARS severely affected the commercial aerospace market. Airline operators experienced a dramatic drop in travel resulting in significant losses within the airline industry, necessitating cancellation of and reduced requirements for new aircraft. The Company's sales to this market represented 27% of total sales in 2003, down from 49% in 2000.

     Following the drop in aircraft demand, Boeing and Airbus have continued to reduce their build rates for aircraft, including an aggregate 13.5% cutback in 2003. Their combined build rate for large commercial aircraft for 2004 is currently expected to be down slightly at 575 planes. An increase in commercial aerospace activity is not expected before 2006.

     Airbus has announced the launch of a large widebody aircraft, the A380, and Boeing is expected to launch a new aircraft, the 7E7, both of which use large quantities of titanium, in the second half of this decade. Longer term, the commercial aerospace sector is expected to continue to be a very significant consumer of titanium products due to the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial fleets over the next 20 years.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by six to eighteen months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Given reduced activity by aircraft builders, shipments from RTI to this market sector was reduced in 2003.

     The effect of the reduction in commercial aircraft demand on RTI has been partially mitigated by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI supplies Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, had an initial term of five years and concluded at the end of 2003. Under the accord, Boeing received firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fell short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, and 2001, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 was settled during the first quarter of 2003 for approximately $8 million. Boeing ordered 0.4 million pounds in 2003, the final year of the contract, and accordingly, the Company expects a payment of approximately $9 million in early 2004 when Boeing satisfies the final claim under the contract. Beginning in January of 2004, business between the companies not covered by other contracts is being conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in April 2002 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2004, subject to extension. The new Airbus A-380 is expected to utilize more titanium per aircraft than any commercial plane that has ever been produced. In 2003, Airbus became the world's largest producer of commercial aircraft.

     With SARS apparently under control and industry forecasters projecting increases in future commercial air traffic, the Company is optimistic that the commercial aerospace market is at or near the bottom of this decline. In August, 2003, SpeedNews reported that the International Civil Aviation Organization
(ICAO) expected world airline traffic to increase 4.4% in 2004 and 6.3% in 2005. Traditionally, as traffic increases, airlines become more profitable and order new airplanes. However, it must be noted that due to production lead times any improvements in the orders of planes will take some time to be reflected in shipments of titanium. Additionally, a number of planes taken out of service by the airlines during this downturn are likely to be returned. For this reason, the Company does not anticipate any significant improvement in this market for the next twelve to eighteen months.

  Defense Markets

     Shipments to military markets represented approximately 28% of the Company's 2003 revenues and are expected to increase as a percent of total sales in 2004 as U.S. and other countries' defense budgets increase. This expected increase is due in part to the events of September 11, 2001 and the ongoing conflicts in the Middle East.

In fact, the latest U.S. Department of Defense budget figures for Research, Development Testing and Evaluation (RDT&E) and Procurement reflect an increase of 45% from 2003 through 2009.

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

  Industrial and Consumer Markets

     46% of RTI's 2003 revenues were generated in various industrial and consumer markets where business conditions are expected to be mixed over the next twelve months.

     Revenues from oil and gas markets are expected to increase in 2004 and beyond, due to continued activity in deep water projects predicted over the next several years. Despite the weak economy, the Company believes that deep-water oil and gas exploration will continue at a strong pace for the next several years, at least in part due to increased demand for energy.

     In April 2002, RTI Energy Systems was selected by Unocal to provide production riser equipment in connection with their West Seno project off the coast of Indonesia. RTI provided high-fatigue riser engineering design, in addition to the manufactured components using a combination of titanium and steel. This project, which was completed in the first quarter of 2003, is expected to lead to other opportunities in Indonesia over the next several years.

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

     The weak economy in recent years has negatively affected other RTI industrial and consumer markets, such as chemical processing, power generation and pulp and paper. However, the Company believes demand from these markets will improve in 2004 and beyond as economic conditions continue to show improvement.

  Backlog

     The Company's order backlog for all markets decreased to $92.3 million as of December 31, 2003, from $100.0 million at December 31, 2002, principally in energy market related orders due to the timing of receipt of new and the completion of existing long-term orders as well as the general decline in demand from the commercial aerospace industry.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in millions)

     The Company believes it will generate sufficient cash flow from operations to fund operations and capital expenditures in 2004. In addition, RTI has cash reserves and available borrowing capacity to maintain adequate liquidity. RTI currently has no debt, and based on the expected strength of 2004 cash flows, the Company does not believe there are any material near-term risks related to fluctuations in interest rates.

  Cash provided by operating activities

YEAR ENDED DECEMBER 31,                                        2003     2002     2001
-----------------------                                        -----    -----    -----
Cash provided by operating activities.......................   $30.3    $41.3    $35.1

     The decrease in net cash flows from operations for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily reflects a decrease in net income of $10.4 million due to a decline in business operating results as mentioned in the "Results of Operations" section of Management's Discussion and Analysis. The remainder of the decrease is primarily due to a decrease in cash generated from reductions in working capital and other balance sheet line items. The most significant items driving the decrease in cash generated from changes in working capital and other balance sheet line items when comparing 2003 to 2002 are accounts receivable, inventory and the liability for billings in excess of costs and estimated earnings. Changes in accounts receivable generated cash as cash collections exceeded billings in both 2003 and 2002. The decrease in billings reflected the general decline in the commercial aerospace industry, though the decrease was greater in 2002. Changes in inventory levels also generated cash as the value of shipments exceeded purchases in both 2003 and 2002, as a result of management's efforts to match inventory levels to the decline in business, though the decrease was again greater in 2002. Changes in the liability for billings in excess of costs and estimated earnings generated more cash in 2003 than in 2002 as it increased due to the Company's receipt of cash payments in advance of work completed on additional long-term orders.

     The increase in net cash flows from operations for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily reflects an increase in net income of $3.0 million due to improved business operating results as mentioned in the "Results of Operations" section of Management's Discussion and Analysis. The remainder of the increase is primarily due to an increase in cash generated from reductions in working capital and other balance sheet line items. The most significant items driving the increase in cash generated from changes in working capital and other balance sheet line items when comparing 2002 to 2001 are accounts receivable, inventory and the liability for billings in excess of costs and estimated earnings. Changes in accounts receivable generated cash as cash collections exceeded billings in 2002. The decrease in billings reflected the general decline in the commercial aerospace industry. This compares to an increase in accounts receivable balances as of the end of 2001. Changes in inventory levels also generated cash as the value of shipments exceeded purchases in both 2002 and 2001, as a result of management's efforts to match inventory levels to the decline in business, though the decrease was greater in 2001. Changes in the liability for billings in excess of costs and estimated earnings generated less cash in 2002 than in 2001 as it decreased due primarily to the Company fulfilling obligations and recognizing revenue relating to advanced payments on long-term orders. This compares to an increase in this liability as of the end of 2001.

     The Company's working capital ratio was 7.8 and 9.4 to 1 at December 31, 2003 and 2002, respectively.

  Cash used in investing activities

YEAR ENDED DECEMBER 31,                                        2003     2002      2001
-----------------------                                        -----    -----    ------
Cash used in investing activities...........................   $(4.0)   $(7.6)   $(12.2)

     Gross capital expenditures for the year ended December 31, 2003 amounted to $5.4 million compared to $7.6 million in 2002 and $12.2 million in 2001. In all periods, capital spending primarily reflected equipment additions and improvements as well as information systems projects. Partially offsetting the capital expenditures in 2003 were proceeds of $1.4 million relating to the sale of one of the Company's Ashtabula, Ohio facilities.

     During the years ended December 31, 2003, 2002 and 2001, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2004 will total approximately $10 million and will be funded with cash generated by operations.

     At December 31, 2003, the Company had a borrowing capacity equal to $59.4 million.

  Cash provided by (used in) financing activities

YEAR ENDED DECEMBER 31,                                        2003    2002      2001
-----------------------                                        ----    -----    ------
Cash provided by (used in) financing activities.............   $0.9    $(1.0)   $(21.2)

     The favorable change in cash flows from financing activities for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily reflects an increase in proceeds from the exercise of employee stock options of $1.4 million in 2003. The cash used in 2002 also reflects a $0.7 million expenditure related to administrative fees the Company incurred when it entered into its revolving credit facility in April of 2002.

     The favorable change in cash flows from financing activities for the year ended December 31, 2002 compared to the year ended December 31, 2001 is primarily due to a $19.8 million repayment of debt in 2001 related to the company's revolving credit facility.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND POST-RETIREMENT BENEFITS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of December 31, 2003 (dollars in thousands):

                                                     CONTRACTUAL OBLIGATIONS
                               --------------------------------------------------------------------
                                2004      2005      2006      2007     2008    THEREAFTER    TOTAL
                               -------   -------   -------   ------   ------   ----------   -------
Operating leases(1)..........  $ 2,173   $ 1,677   $ 1,380   $1,245   $  848    $ 1,327     $ 8,650
Capital leases(2)............      191       135        43       29        3         --         401
                               -------   -------   -------   ------   ------    -------     -------
     Total contractual
       obligations...........  $ 2,364   $ 1,812   $ 1,423   $1,274   $  851    $ 1,327     $ 9,051
                               =======   =======   =======   ======   ======    =======     =======

                                                      COMMERCIAL COMMITMENTS
                               --------------------------------------------------------------------
                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                               --------------------------------------------------------------------
                                2004      2005      2006      2007     2008    THEREAFTER    TOTAL
                               -------   -------   -------   ------   ------   ----------   -------
Long-term supply
  agreements(3)..............  $11,704   $10,438   $10,438   $3,761       --         --     $36,341
Purchase obligations(4)......   10,456        --        --       --       --         --      10,456
Standby letters of
  credit(5)..................    1,164     3,086        --       --       --         --       4,250
                               -------   -------   -------   ------   ------    -------     -------
     Total commercial
       commitments...........  $23,324   $13,524   $10,438   $3,761   $   --    $    --     $51,047
                               =======   =======   =======   ======   ======    =======     =======

                                                     POST-RETIREMENT BENEFITS
                               --------------------------------------------------------------------
                                2004      2005      2006      2007     2008    THEREAFTER    TOTAL
                               -------   -------   -------   ------   ------   ----------   -------
Post-retirement
  benefits(6)................  $ 1,794   $ 1,812   $ 1,828   $1,846   $1,880    $ 9,744     $18,904
                               =======   =======   =======   ======   ======    =======     =======

---------------

(1) See Note 11 to the Company's Financial Statements.

(2) See Note 11 to the Company's Financial Statements.

(3) Amounts represent commitments for which contractual terms exceed twelve months.

(4) Amounts primarily represent purchase commitments under purchase orders.

(5) Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(6) The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when incurred. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2004 through 2008 are based on actuarial estimates of expected future cash payments. The Company is not forecasting or required to make a pension contribution in 2004. As in past years, the Company may make voluntary contributions when there is an economic advantage to contribute to the fund. Future contributions to the fund, if required, will be provided based on actuarial evaluation.

CREDIT AGREEMENT

     At December 31, 2003, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At December 31, 2003, there was $4.3 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $59.4 million.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended December 31, 2003, 2002 and 2001, the Company spent approximately $1.0 million, $1.1 million and $1.6 million, respectively, for environmental remediation, compliance, and related services. The Company estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $1.0 million annually for 2004 and 2005. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At December 31, 2003 and 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at December 31, 2003, $0.5 million is expected to be paid out during

2003 and is included in the other accrued liabilities line of the balance sheet. The remaining $1.2 million is recorded in other non current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions form third parties, is in a range from $2.6 to $7.9 million in the aggregate. The amount accrued is net of expected contributions from third parties in a range from $0.2 to $2.3 million, which the Company believes are probable. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude depleted uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

     In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." Remaining soil removal is expected to take approximately 18-24 months. It is not known at this time what role, if any, RMI will play in the balance of the cleanup. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation.

     In 2003, the Company recognized revenues of $14.5 million, $17.3 million in 2002 and $14.1 million in 2001. Net income from the contract represented approximately 12% of consolidated net income in 2003 and approximately 5% in each of 2002 and 2001.

NEW ACCOUNTING STANDARDS

     The Company adopted SFAS No. 143 Accounting for Asset Retirement Obligations ("SFAS No. 143"), effective December 31, 2003. SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption did not have a material impact on the Company.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will impact the timing of the recognition of costs associated with an exit or disposal activity. The Company has adopted SFAS No. 146 but has not experienced any activity to date that would require application of SFAS No. 146.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 which was effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Notes 2 and 17 for the disclosures required by this standard at December 31, 2003.

     In May 2003 the FASB issued SFAS No., 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. In most cases these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption did not have a material impact on the Company.

     In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest entities, an interpretation of ARB No. 51," (FIN 46) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application at December 31, 2003. At this time, the Company has not completed the assessment of the effects of the application of this Interpretation on our financial position or results of operations at March 31, 2004.

ACQUISITIONS

     RTI continues to evaluate potential acquisition candidates to determine if they are likely to increase the Company's earnings and value. RTI evaluates such potential acquisitions on the basis of their ability to enhance or improve the Company's existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for its products. RTI may make acquisitions using its available cash resources, borrowings under its existing credit facility, new debt financing, the Company's common stock, joint venture/partnership arrangements or any combination of the above.

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

     Of the accounting policies described in Note 2 of the Company's Financial Statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of goodwill and long-term assets, income taxes, employee benefit plans and environmental liabilities would be most critical if management estimates were incorrect.

     Goodwill. In the case of goodwill and long-term assets, if future product demand or market conditions reduce management's expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or long-term assets may be required.

     Management evaluates the recoverability of goodwill by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information. The carrying value of goodwill at December 31, 2003 and 2002 was $34.1 million or 8% and 9% of total assets, respectively. Management relies on its estimate of cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall conditions, sales volumes and prices, costs of production, and working capital changes. The discounted cash flow evaluation is completed annually in the fourth quarter, absent any events throughout the year which would indicate an impairment. If an event were to occur that indicates a potential impairment, the Company would perform a discounted cash flow evaluation prior to the fourth quarter. At December 31, 2003 the results of management's assessment did not indicate an impairment. Results of the test in 2003 did indicate that the difference between carrying value and discounted cash flows had been reduced from prior years for one of the Company's reportable units. No events occurred during 2003 that would indicate a potential impairment exists.

     Long Lived Assets. Management evaluates the recoverability of property plant, and equipment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be fully recoverable in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Changes in circumstances may include technological changes, changes in our business model, capital structure, economic conditions, or operating performance. Our evaluation is based upon, among other items, our assumptions about the estimated undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, the Company will recognize an impairment loss. Management applies its best judgement when performing these evaluations to determine the timing of the testing, the undiscounted cash flow and the fair value of the asset.

     Income Taxes. In the case of deferred tax assets, management has provided under current facts and circumstances what it believes to be adequate allowances for reduced value. Similar to goodwill and long-term assets, should the future benefit of deferred tax assets become impaired because of the possibility of reduced utilization, an increase to the valuation allowance and corresponding charge to expense may be required.

     The future tax benefit arising from net deductible temporary differences was $10.9 million at December 31, 2003 and $6.6 million at December 31, 2002. The Company has not provided a valuation allowance based on its estimate of the full recovery of its deferred tax assets. In assessing the need for a valuation allowance, the Company estimates future taxable income considering tax-planning strategies for utilizing its tax assets. Deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a part of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income or equity, as appropriate, in the period in which the determination were made.

     Employee Benefit Plans. Included in the Company's accounting for its defined benefit pension plans are assumptions on future discount rates, expected return on assets and rate of future compensation changes. The Company considers current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term assumptions in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

     The discount rate is used to determine the present value of future payments. In general, the Company's liability increases as the discount rate decreases and decreases as the discount rate increases. The Company considers a variety of sources that provide rates on high quality (Aaa-Aa) corporate bonds and other sources in order to select a discount rate that best matches its pension investment profile. The Company reduced its discount rate at December 31, 2003 and 2002 to determine its future benefit obligation. The discount rate at December 31, 2003 was 6.0% and at December 31, 2002 was 6.5%.

     Decreases in the level of plan assets have a direct impact on the amount of periodic pension expense the Company records. During 2003 the value of the Company's plan assets increased as improved returns occurred particularly on equities held by the fund. The Company assumed an 8.5% expected rate of return to record expense during 2003, which represented a decrease from 9.0% in 2002. For 2004 the Company has chosen to maintain the rate of return used in 2003 or 8.5%.

     At December 31, 2003, the estimated accumulated benefit obligation related to plan assets exceeded the value of those assets. The reduction in the discount rate from 6.5% to 6.0% partially offset by the improvement in asset returns resulted in a nominal adjustment to equity to reflect an increase in the additional minimum liability of $100,000, net of deferred taxes. Pension expense in 2004 will increase $600,000 in 2004.

     The Company currently does not have any minimum funding obligations under ERISA but continually evaluates whether the best use of its cash may include a contribution to the pension plans. If the Company chooses to make a contribution prior to the 2003 funding deadline, the increase in pension expense for 2004 will likely decrease.

     Environmental Liabilities. The Company provides for environmental liabilities when these liabilities become probable and can be reasonably determined. The Company regularly evaluates and assesses its environmental responsibilities. Should facts and circumstances indicate that a liability exists or that previously evaluated and assessed liabilities have changed, the Company will record the liability or adjust the amount of an existing liability.

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

     The Company's long-term credit arrangement is based on rates that float with LIBOR based rates or bank prime rates and the carrying value approximates fair value. At December 31, 2003, the Company had no outstanding obligations under this credit arrangement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Management........................................    30
Report of Independent Auditors..............................    30

FINANCIAL STATEMENTS:
  Consolidated Statement of Income for the years ended
     December 31, 2003, 2002 and 2001.......................    31
  Consolidated Balance Sheet at December 31, 2003 and
     2002...................................................    32
  Consolidated Statement of Cash Flows for the years ended
     December 31, 2003, 2002 and 2001.......................    33
  Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2003, 2002 and 2001...    34
  Notes to Consolidated Financial Statements................    35

FINANCIAL STATEMENT SCHEDULES:
  Report of Independent Auditors on Financial Statement
     Schedule...............................................   S-1
  Schedule II -- Valuation and Qualifying Accounts..........   S-2

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

/s/ T. G. Rupert
T. G. Rupert
President and
Chief Executive Officer

/s/ Lawrence W. Jacobs
Lawrence W. Jacobs
Vice President,
Chief Financial Officer and Treasurer

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RTI INTERNATIONAL METALS, INC.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 23, 2004

                         RTI INTERNATIONAL METALS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
Sales (Note 2)........................................  $   205,527   $   270,890   $   285,900
Operating costs:
Cost of sales.........................................      175,076       221,868       242,476
Selling, general and administrative expenses..........       31,402        32,333        31,971
Research, technical and product development
  expenses............................................        1,306         1,355         1,672
                                                        -----------   -----------   -----------
     Total operating costs............................      207,784       255,556       276,119
                                                        -----------   -----------   -----------
Other operating income (Note 8).......................          967            --            --
                                                        -----------   -----------   -----------
Operating income (loss)...............................       (1,290)       15,334         9,781
Other income (Note 2) (Note 8)........................        8,933         9,428        10,987
Interest income (expense), net........................         (172)         (367)         (656)
                                                        -----------   -----------   -----------
Income before income taxes............................        7,471        24,395        20,112
Provision for income taxes (Note 7)...................        2,757         9,270         7,843
                                                        -----------   -----------   -----------
Income before cumulative effect of change in
  accounting principle................................        4,714        15,125        12,269
Cumulative effect of change in accounting principle
  (Note 2)............................................           --            --          (191)
                                                        -----------   -----------   -----------
Net income............................................  $     4,714   $    15,125   $    12,078
                                                        ===========   ===========   ===========
Earnings per common share (Note 3)
Income before cumulative effect of change in
  accounting principle:
  Basic...............................................  $      0.23   $      0.73   $      0.58
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.22   $      0.72   $      0.57
                                                        ===========   ===========   ===========
Net income:
  Basic...............................................  $      0.23   $      0.73   $      0.58
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.22   $      0.72   $      0.57
                                                        ===========   ===========   ===========
Weighted average shares used to compute earnings per
  share:
  Basic...............................................   20,829,796    20,772,994    20,848,056
                                                        ===========   ===========   ===========
  Diluted.............................................   20,996,294    20,924,143    21,032,736
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                           ASSETS
ASSETS:
Cash and cash equivalents...................................  $ 67,970   $ 40,666
Receivables, less allowance for doubtful accounts of $1,378
  and $1,205 (Note 4).......................................    30,855     38,830
Inventories, net (Note 5)...................................   153,497    154,159
Current deferred income tax asset (Note 7)..................     5,251      2,356
Other current assets (Note 13)..............................     3,284      5,934
                                                              --------   --------
  Total current assets......................................   260,857    241,945
Property, plant and equipment, net (Note 6).................    85,505     92,554
Goodwill....................................................    34,133     34,133
Noncurrent deferred income tax asset (Note 7)...............     5,616      4,271
Intangible pension asset (Note 10)..........................     3,186      3,767
Other noncurrent assets.....................................       637        405
                                                              --------   --------
  Total assets..............................................  $389,934   $377,075
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable............................................  $ 14,008   $ 14,711
Accrued wages and other employee costs......................     5,568      6,983
Billings in excess of costs and estimated earnings (Note
  12).......................................................     7,502      2,388
Income taxes payable........................................     4,759         --
Other accrued liabilities (Note 16).........................     1,492      1,647
                                                              --------   --------
  Total current liabilities.................................    33,329     25,729
Long-term debt (Note 9).....................................        --         --
Accrued postretirement benefit cost (Note 10)...............    20,428     19,873
Accrued pension cost (Note 10)..............................    12,445     13,876
Other noncurrent liabilities (Note 16)......................     6,072      6,424
                                                              --------   --------
  Total liabilities.........................................    72,274     65,902
                                                              --------   --------
Commitments and Contingencies (Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  21,337,002 and 21,120,833 shares issued; and 20,934,663
  and 20,775,983 shares outstanding.........................       213        211
Additional paid-in capital..................................   244,860    242,373
Deferred compensation.......................................    (2,009)    (1,982)
Treasury stock, at cost; 402,339 and 344,850 shares.........    (3,618)    (3,032)
Accumulated other comprehensive (loss)......................   (19,118)   (19,015)
Retained earnings...........................................    97,332     92,618
                                                              --------   --------
  Total shareholders' equity................................   317,660    311,173
                                                              --------   --------
  Total liabilities and shareholders' equity................  $389,934   $377,075
                                                              ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 4,714   $15,125   $12,078
Adjustment for non-cash items included in net income:
  Depreciation and amortization (Note 18)...................   12,197    12,306    13,585
  Deferred income taxes.....................................   (4,184)    5,740     3,796
  Stock-based compensation and other........................    1,745     2,543     2,049
  Gain on receipt of common stock (Note 2)..................       --        --    (5,177)
  Gain from sale of common stock (Note 2)...................       --    (2,105)       --
  Gain on sale of property, plant and equipment.............     (967)       --        --
Changes in assets and liabilities (net of effects of
  businesses acquired):
  Receivables...............................................    7,374    10,973    (4,975)
  Inventories...............................................      662     4,653     6,649
  Accounts payable..........................................     (703)   (3,088)     (400)
  Other current liabilities.................................    7,875    (7,348)    7,509
  Other assets and liabilities..............................    1,608     2,460       (40)
                                                              -------   -------   -------
     Cash provided by operating activities..................   30,321    41,259    35,074
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property plant and equipment....    1,437        --        --
  Capital expenditures......................................   (5,402)   (7,603)  (12,167)
                                                              -------   -------   -------
     Cash used in investing activities......................   (3,965)   (7,603)  (12,167)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........    1,534       129       321
  Net repayments under revolving credit agreements..........       --        --   (19,800)
  Purchase of common stock held in treasury.................     (586)     (420)   (1,766)
  Deferred charges related to credit facility...............       --      (735)       --
                                                              -------   -------   -------
     Cash provided by (used in) financing activities........      948    (1,026)  (21,245)
                                                              -------   -------   -------
Increase in cash and cash equivalents.......................   27,304    32,630     1,662
Cash and cash equivalents at beginning of period............   40,666     8,036     6,374
                                                              -------   -------   -------
Cash and cash equivalents at end of period..................  $67,970   $40,666   $ 8,036
                                                              =======   =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized).........  $   443   $   373   $   877
                                                              =======   =======   =======
Cash paid for income taxes..................................  $ 3,165   $ 5,812   $ 4,288
                                                              =======   =======   =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for restricted stock awards........  $   955   $   478   $   544
                                                              =======   =======   =======
Capital lease obligations incurred..........................  $    40   $    --   $   388
                                                              =======   =======   =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        ACCUMULATED
                                                       ADDT'L.                   TREASURY                  OTHER
                                  SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                                OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS      INCOME        TOTAL
                                -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2000........................  20,851,962     $208    $240,527     $(2,187)     $  (846)   $65,415      $ (1,258)     $301,859
Shares issued for directors'
  compensation................      14,619       --         187        (187)          --         --            --            --
Shares issued for restricted
  Stock award plans...........      34,500       --         544        (544)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         640           --         --            --           640
Treasury common stock
  purchased at cost...........    (210,100)      --          --          --       (1,766)        --            --        (1,766)
Exercise of employee stock
  options including tax
  benefit.....................      39,623        2         321          --           --         --            --           323
Net income....................          --       --          --          --           --     12,078            --        12,078
Adjustment to excess minimum
  pension liability...........          --       --          --          --           --         --        (7,419)       (7,419)
Unrealized gains on
  Investments held for sale...          --       --          --          --           --                    1,260         1,260
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------      --------      --------
Balance at December 31,
  2001........................  20,730,604     $210    $241,579     $(2,278)     $(2,612)   $77,493      $ (7,417)     $306,975
Shares issued for directors'
  compensation................      18,912       --         187        (187)          --         --            --            --
Shares issued for restricted
  Stock award plans...........      50,000        1         478        (479)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         962           --         --            --           962
Treasury common stock
  purchased at cost...........     (40,000)      --          --          --         (420)        --            --          (420)
Exercise of employee stock
  options including tax
  benefit.....................      16,467       --         129                       --         --            --           129
Net income....................          --       --          --          --           --     15,125            --        15,125
Adjustment to excess minimum
  pension liability...........          --       --          --          --           --         --       (10,338)      (10,338)
Unrealized gains on
  investments held for sale...          --       --          --          --           --         --        (1,260)       (1,260)
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------      --------      --------
Balance at December 31,
  2002........................  20,775,983     $211    $242,373     $(1,982)     $(3,032)   $92,618      $(19,015)     $311,173
Shares issued for directors'
  compensation................      18,213       --         186        (186)          --         --            --            --
Shares issued for restricted
  Stock award plans...........      75,220        1         768        (769)          --         --            --            --
Compensation expense
  recognized..................          --       --          --         928           --         --            --           928
Treasury common stock
  purchased at cost...........     (57,489)      --          --          --         (586)        --            --          (586)
Exercise of employee stock
  options including tax
  benefit of stock plans......     122,736        1       1,533          --           --         --            --         1,534
Net income....................          --       --          --          --           --      4,714            --         4,714
Adjustment to excess minimum
  pension liability...........          --       --          --          --           --         --          (103)         (103)
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------      --------      --------
Balance at December 31,
  2003........................  20,934,663     $213    $244,860     $(2,009)     $(3,618)   $97,332      $(19,118)     $317,660
                                ==========     ====    ========     =======      =======    =======      ========      ========


                                COMPREHENSIVE
                                   INCOME
                                -------------
Balance at December 31,
  2000........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  Stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit.....................
Net income....................     $12,078
Adjustment to excess minimum
  pension liability...........      (7,419)
Unrealized gains on
  Investments held for sale...       1,260
                                   -------
Comprehensive income..........     $ 5,919
                                   =======
Balance at December 31,
  2001........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  Stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit.....................
Net income....................     $15,125
Adjustment to excess minimum
  pension liability...........     (10,338)
Unrealized gains on
  investments held for sale...      (1,260)
                                   -------
Comprehensive income..........     $ 3,527
                                   =======
Balance at December 31,
  2002........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  Stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit of stock plans......
Net income....................     $ 4,714
Adjustment to excess minimum
  pension liability...........        (103)
                                   -------
Comprehensive income..........     $ 4,611
                                   =======
Balance at December 31,
  2003........................

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

NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:

  Principles of consolidation:

     The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

  Use of estimates:

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include property, plant and equipment, goodwill, pensions, post-retirement benefits, environmental liabilities and income taxes.

  Fair Value:

     For certain of the Company's financial instruments and account groupings, including cash, accounts receivable, accounts payable, accrued wages and other employee costs, billings in excess of costs and estimated earnings and other accrued liabilities, the carrying value approximates fair value due to the short maturities of the instruments and groupings.

  Employees:

     At December 31, 2003, a portion of the Company's employees were covered by a collective bargaining agreement. One agreement, comprising a majority of the covered employees, expired in October 2003. Since October 2003, the Company has operated its Niles, Ohio facility with non-represented salaried personnel.

  Cash equivalents:

     The Company considers all cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds.

  Accounts Receivable:

     Accounts receivable are carried at net realizable value. Estimates are made as to the Company's ability to collect outstanding accounts receivable, taking into consideration the amount, customer financial condition and age of the debt. The Company ascertains the net realizable value of amounts owned and provides an allowance when collection becomes doubtful. Accounts receivable are expected to be collected in the normal course of business.

  Inventories:

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method for approximately 52% of the Company's inventories. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (FIFO) and weighted average cost methods. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded.

  U.S. Customs Recovery--Other Current Assets:

     The Company maintains a program through its authorized agent to recapture duty paid by the Company on imported titanium sponge as an offset against exports by its customers. The agent who matches the Company's duty paid with export shipments of its customers through filings with the U.S. Customs Service performs the recapture process. The Company has entered into multiple sharing arrangements with its export customers.

     The Company takes a credit to cost of sales when it receives notification from its agent that the claim has been accepted by the U.S. Customs Department. In 2003 the Company recognized cost reduction amounts of $244,000 and no cost reduction amounts in 2002. The Company assesses the net realizable value (fair value) of its amount owed based on the age of the claim and may provide for an allowance for amounts not received in a timely manner. At December 31, 2003 the Company was owed $1.7 million and at December 31, 2002 the Company was owed $3.3 million from U.S. Customs. In 2003 the Company provided an allowance of $381,000 and zero in 2002.

  Property, plant and equipment:

     The cost of property, plant and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized.

     In general, depreciation of properties is determined using the straight-line method over the estimated useful lives of the various classes of assets. For financial accounting purposes, depreciation and amortization are provided over the following useful lives:

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

     Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease.

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

     Prior to adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142), "Goodwill and Intangible Assets," goodwill was amortized using the straight-line method over the economic life of the asset acquired, not to exceed 25 years. Under SFAS No. 142, goodwill amortization ceased and the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate an impairment, the Company performs annual impairment testing during the fourth quarter. There have been no impairments to date.

  Other Long-Lived Assets:

     The Company evaluates the potential impairment of other long-lived assets including property plant and equipment when events or circumstances indicate that a change in value may have occurred. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," if the carrying value of the assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value. There have been no impairments to date.

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

  Revenue and cost recognition:

     Revenues from the sale of commercial products are recognized upon passage of title, risk of loss, and risk of ownership to the customer, which in most cases coincides with shipment. Other shipping terms used on occasion include, but are not limited to FOB-Destination and Ex-Works. Freight costs to the customer are deducted from revenue. Revenues from long-term, fixed-price contracts are recognized on the percentage-of-completion method, measured based on the achievement of certain milestones in the production and fabrication process. Such milestones have been weighted based on the critical nature of the operation performed, which management believes is the best available measure of progress on these contracts. Revenues related to cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

     Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Contract costs and estimated earnings on uncompleted contracts, net of progress billings, are included in the consolidated balance sheet under "Inventories." In 2003 this amount totaled $6.5 million and in 2002 equaled $5.3 million.

  Pensions:

     The Company and its subsidiaries have a number of pension plans which cover substantially all employees. Most employees in the Titanium Group are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with applicable regulations, provide not only for benefits attributed to date but also for those expected to be earned in the future. The Company's policy is to fund pension costs at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, for U.S. plans plus additional amounts as may be approved from time to time.

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

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities multiplied by the enacted tax rates which will be in effect when these differences are expected to reverse. In addition, deferred tax assets may arise from net operating losses ("NOL") which can be carried forward to offset future taxable income, as well as tax credits which can be carried forward to offset future cash tax liabilities. As of December 31, 2003 the Company had no NOL's or tax credits for the offset of future cash tax liabilities.

     Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. For the years ended December 31, 2003, 2002 and 2001, no valuation allowances were deemed necessary. The Company continually evaluates the available evidence supporting the realization of deferred tax assets and adjusts the valuation allowance accordingly.

  Foreign currencies:

     For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities are remeasured at current rates, non-monetary assets and liabilities are remeasured at historical rates, and revenues and expenses are translated at average rates on a monthly basis throughout the period. Resulting differences from the remeasurement process are recognized in income and reported as other income.

     Transactions and balances denominated in currencies other than the functional currency of the transacting entity are remeasured at current rates when the transaction occurs and at each balance sheet date.

  Derivative financial instruments:

     The Company may enter into derivative financial instruments only for hedging purposes. Derivative instruments are used as risk management tools. The Company does not use these instruments for trading or speculation. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure upon inception of the instrument. If a derivative instrument fails to meet the criteria as an effective hedge, gains and losses are recognized currently in income.

     Derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. Changes in fair value are recognized in income immediately if the derivative is designated for purposes other than hedging or are deemed to be ineffective. Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001 resulted in a cumulative effect of change in accounting principle of $.2 million loss net of tax in 2001. The Company's only hedge in the period originated as a hedge against foreign currency in 2001 and amounted to a $.4 million liability ($.2 million loss net of tax). This amount was credited to property plant and equipment in 2002.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the three years ended December 31, 2003 would have been as follows:

                                                            2003     2002      2001
                                                           ------   -------   -------
Net income
  As reported............................................  $4,714   $15,125   $12,078
  Pro forma compensation expense.........................  $  558   $   586   $   697
                                                           ------   -------   -------
  Pro forma..............................................  $4,156   $14,539   $11,381
                                                           ======   =======   =======
Basic earnings per share
  As reported............................................  $ 0.23   $  0.73   $  0.58
  Pro forma..............................................  $ 0.20   $  0.70   $  0.55
Diluted earnings per share
  As reported............................................  $ 0.22   $  0.72   $  0.57
  Pro forma..............................................  $ 0.20   $  0.69   $  0.54

     Included in the Company's income for the years 2003, 2002 and 2001 is stock-based compensation expense amounting to $928, $962, and $640, respectively. Net of tax, these amounts were $586, $596, and $390, respectively.

  Other operating income and other income:

     In 2003, other operating income includes a sale/leaseback of one of the Company's Ashtabula, Ohio facilities previously used for storage. The Company accounted for this transaction by deferring a portion of the gain on the sale equal to the present value of the lease payments. The amount deferred is recorded in other non-current liabilities on the balance sheet and will be amortized over the initial lease term. There were no material transactions in other operating income in 2002 or 2001. See Note 8 to the Company's Financial Statements.

     Other income consists of several different transactions. The most significant transaction is the receipt of liquidated damages from the Boeing Company in 2003, 2002 and 2001 for failure to meet minimum order requirements under terms of a long-term agreement (See Notes 8 and 16 to the Company's Financial Statements). Other significant transactions in other income were gains in 2002 and 2001 on the receipt of a common stock distribution in connection with the demutualization of one of the Company's insurance carriers (See Note 8 to the Company's Financial Statements). In 2003, 2002 and 2001 other income also includes losses on disposal of other assets and gains and losses on translation of foreign subsidiary financial statements from local currency to U.S. dollars (See Note 8 to the Company's Financial Statements).

  New accounting standards:

     The Company adopted SFAS No. 143 Accounting for Asset Retirement Obligations ("SFAS No. 143"), effective December 31, 2003. SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption did not have a material impact on the Company.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will impact the timing of the recognition of costs associated with an exit or disposal activity. The Company has adopted SFAS No. 146 but has not experienced any activity to date that would require application of SFAS No. 146.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 which was effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Notes 2 and 17 for the disclosures required by this standard at December 31, 2003.

     In May 2003 the FASB issued SFAS No., 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. In most cases these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption did not have a material impact on the Company.

     In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest entities, an interpretation of ARB No. 51," (FIN 46) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application at December 31, 2003. At this time, the Company has not completed the assessment of the effects of the application of this Interpretation on our financial position or results of operations at March 31, 2004.

  Reclassifications:

     Certain amounts in the 2002 and 2001 financial statements have been reclassified to be consistent with the 2003 presentation.

NOTE 3-- EARNINGS PER SHARE:

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for each of the years ended December 31, 2003, 2002, and 2001, follows (in thousands except number of shares and per share amounts):

                                                         NET                  EARNINGS
                                                       INCOME      SHARES     PER SHARE
                                                       -------   ----------   ---------
For the year ended December 31, 2003
Basic EPS............................................  $ 4,714   20,829,796    $ 0.23
Effect of potential common stock:
  Stock options......................................       --      166,498     (0.01)
                                                       -------   ----------    ------
Diluted EPS..........................................  $ 4,714   20,996,294    $ 0.22
                                                       =======   ==========    ======
For the year ended December 31, 2002
Basic EPS............................................  $15,125   20,772,994    $ 0.73
Effect of potential common stock:
  Stock options......................................       --      151,149     (0.01)
                                                       -------   ----------    ------
Diluted EPS..........................................  $15,125   20,924,143    $ 0.72
                                                       =======   ==========    ======
For the year ended December 31, 2001
Basic EPS............................................  $12,078   20,848,056    $ 0.58
Effect of potential common stock:
  Stock options......................................       --      184,680     (0.01)
                                                       -------   ----------    ------
Diluted EPS..........................................  $12,078   21,032,736    $ 0.57
                                                       =======   ==========    ======

     957,202, 914,066, and 735,978 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share in 2003, 2002 and 2001, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 4-- ACCOUNTS RECEIVABLE:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Trade and commercial customers..............................  $30,770   $38,483
Retainage on long-term contract(1)..........................       --       150
U.S. Government--Department of Energy.......................    1,463     1,402
                                                              -------   -------
                                                               32,233    40,035
Less--Allowance for doubtful accounts.......................   (1,378)   (1,205)
                                                              -------   -------
                                                              $30,855   $38,830
                                                              =======   =======

---------------

(1) Collectible within one year.

NOTE 5-- INVENTORIES:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Raw materials and supplies..................................  $ 49,248   $ 39,370
Work-in-process and finished goods..........................   120,718    131,516
Adjustment to LIFO values...................................   (16,469)   (16,727)
                                                              --------   --------
                                                              $153,497   $154,159
                                                              ========   ========

     The Company used a LIFO valuation method for approximately 58% of its inventories in 2003 and 60% in 2002. The remaining inventories are valued using a combination of FIFO and weighted average cost methods.

     A reduction of LIFO inventories (decrements) resulted in reducing pretax income $600 in 2003, $200 in 2002 and $750 in 2001.

NOTE 6-- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Land........................................................  $   1,028   $   1,162
Buildings and improvements..................................     43,509      43,679
Machinery and equipment.....................................    150,496     147,878
Computer hardware and software, furniture and fixtures, and
  other.....................................................     45,562      44,222
Construction in progress....................................      1,066         624
                                                              ---------   ---------
                                                                241,661     237,565
Less--Accumulated depreciation..............................   (156,156)   (145,011)
                                                              ---------   ---------
                                                              $  85,505   $  92,554
                                                              =========   =========

NOTE 7-- INCOME TAXES:

     The "Provision for income taxes" caption in the Consolidated Statement of Income includes the following income tax expense (benefit):

                            DECEMBER 31, 2003             DECEMBER 31, 2002             DECEMBER 31, 2001
                       ---------------------------   ---------------------------   ---------------------------
                       CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL
                       -------   --------   ------   -------   --------   ------   -------   --------   ------
Federal..............  $3,206    $  (721)   $2,485   $2,952     $5,593    $8,545   $3,053     $3,190    $6,243
State................     384       (141)      243      300        306       606      294        449       743
Foreign..............     418       (389)       29      278       (159)      119      700        157       857
                       ------    -------    ------   ------     ------    ------   ------     ------    ------
  Total..............  $4,008    $(1,251)   $2,757   $3,530     $5,740    $9,270   $4,047     $3,796    $7,843
                       ======    =======    ======   ======     ======    ======   ======     ======    ======

     The following table sets forth the components of income before income taxes by jurisdiction:

                                                             YEAR ENDED DECEMBER 31
                                                           ---------------------------
                                                            2003      2002      2001
                                                           -------   -------   -------
United States............................................  $ 8,247   $25,273   $19,198
Foreign..................................................     (776)     (878)      914
                                                           -------   -------   -------
                                                           $ 7,471   $24,395   $20,112
                                                           =======   =======   =======

     A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
Statutory rate of 35% applied to income before income
  taxes....................................................  $2,615   $8,539   $7,037
State income taxes, net of federal benefit.................     159      394      483
Adjustments of prior year's federal income taxes...........    (123)     280      374
Effects of foreign operations..............................      40      (11)    (415)
Nondeductible expenses.....................................      66       68      364
                                                             ------   ------   ------
  Total provision..........................................  $2,757   $9,270   $7,843
                                                             ======   ======   ======
Effective tax rate.........................................      37%      38%      39%
                                                             ======   ======   ======

     Included in 2003 results is the impact of a settlement with the IRS related to examinations performed on RTI's 1998 through 2001 tax years. As a result of this settlement, the Company is now closed with the IRS in respect to all years through 2001.

     Deferred tax assets and liabilities resulted from the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Deferred tax assets
  Inventories...............................................  $  4,739   $  4,855
  Postretirement benefit costs..............................     7,801      7,588
  Employment costs..........................................     2,026      2,433
  Environmental related costs...............................       638        638
  Pension costs.............................................     2,962      2,365
  Other.....................................................     4,634      1,175
                                                              --------   --------
     Total deferred tax assets..............................    22,800     19,054
Deferred tax liabilities
  Property, plant and equipment.............................   (11,933)   (12,281)
  Intangible assets.........................................        --       (146)
                                                              --------   --------
     Total deferred tax liabilities.........................   (11,933)   (12,427)
                                                              --------   --------
Net deferred tax asset......................................  $ 10,867   $  6,627
                                                              ========   ========

NOTE 8-- OTHER OPERATING INCOME AND OTHER INCOME:

     For the years ended December 31, 2003, 2002 and 2001, the components of other operating income and other income are as follows (dollars in thousands):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                           ---------------------------
                                                            2003      2002      2001
                                                           -------   -------   -------
Other Operating Income
Gain on disposal of plant site...........................  $   1.0(1) $    --  $    --
                                                           =======   =======   =======
Other Income
Gain on receipt of liquidated damages....................  $   8.4(2) $  7.1(2) $  6.3(2)
Gain on receipt of a common stock distribution...........       --       2.1(3)    5.2(3)
Loss on disposal of other assets.........................     (0.2)     (0.4)     (0.2)
Foreign exchange gains (losses) and other................      0.7       0.6      (0.3)
                                                           -------   -------   -------
                                                           $   8.9   $   9.4   $  11.0
                                                           =======   =======   =======

---------------

(1) This gain was the result of the sale/leaseback of one of the Company's Ashtabula, Ohio facilities previously used for storage. The Company subsequently entered into a lease agreement with the buyer for warehouse space equaling 120,000 square feet. The lease provides for a term of five years with a five-year renewal option. The annual lease cost is approximately $180,000 per year. The Company will amortize the deferred profit of $0.5 million over the initial lease term.

(2) These gains were financial settlements from Boeing Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. The long-term agreement between RTI and Boeing expired December 31, 2003.

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

NOTE 9-- LONG-TERM DEBT:

     At December 31, 2003, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into September 30, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At December 31, 2003, there was $4.3 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $59.4 million.

     Interest expense for the years ended December 31, 2003, 2002 and 2001 was $0.7 million, and primarily consists of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at December 31, 2003, 2002 and 2001.

NOTE 10-- EMPLOYEE BENEFIT PLANS:

     The following table provides reconciliations of the changes in the Company's pension and other postemployment benefit plan obligations and the values of plan assets for the years ended December 31, 2003 and 2002, and a statement of the funded status as of December 31, 2003 and 2002. The Company uses a December 31 measurement date for all plans.

                                                     PENSION         OTHER POSTRETIREMENT
                                                  BENEFIT PLANS          BENEFIT PLANS
                                               -------------------   ---------------------
                                                 2003       2002       2003        2002
                                               --------   --------   ---------   ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation January 1 ................  $103,274   $ 95,545    $25,177     $19,965
Service cost.................................     2,307      2,028        400         262
Interest cost................................     6,489      6,450      1,584       1,344
Actuarial loss...............................     4,497      6,320      2,540       5,923
Benefits paid................................    (7,262)    (7,069)    (1,705)     (2,317)
                                               --------   --------    -------     -------
Benefit obligation December 31 ..............  $109,305   $103,274    $27,996     $25,177
                                               ========   ========    =======     =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets January 1 .........  $ 83,103   $ 85,178
Actual return on plan assets.................    12,089     (2,308)
Employer contributions.......................     3,000      7,302
Benefits paid................................    (7,262)    (7,069)
                                               --------   --------
Fair value of plan assets December 31 .......  $ 90,930   $ 83,103
                                               ========   ========

     As of December 31, 2003, approximately 58% of the plans' assets are invested in equity securities, 39% in government debt instruments, and the balance in realty investors funds. Included in the aggregate disclosures above are four plans for which the projected benefit obligation for each plan exceeds the fair value of each plan's assets at December 31, 2003 by $18.4 million.

                                                    PENSION         OTHER POSTRETIREMENT
                                                 BENEFIT PLANS          BENEFIT PLANS
                                              -------------------   ---------------------
                                                2003       2002       2003        2002
                                              --------   --------   ---------   ---------
FUNDED STATUS:
Funded status December 31...................  $(18,375)  $(20,171)  $(27,996)   $(25,177)
Unrecognized (gain) loss....................    35,385     35,594      6,168       3,729
Unrecognized prior service cost.............     3,145      3,722      1,400       1,575
                                              --------   --------   --------    --------
Net amount recognized.......................  $ 20,155   $ 19,145   $(20,428)   $(19,873)
                                              ========   ========   ========    ========

     Amounts recognized in the Consolidated Balance Sheet at December 31 consist of the following:

                                                    PENSION         OTHER POSTRETIREMENT
                                                 BENEFIT PLANS          BENEFIT PLANS
                                              -------------------   ---------------------
                                                2003       2002       2003        2002
                                              --------   --------   ---------   ---------
Intangible asset............................  $  3,186   $  3,767   $     --    $     --
Accrued benefit liability...................   (12,445)   (13,876)   (20,428)    (19,873)
Accumulated other comprehensive income......    29,414     29,254         --          --
                                              --------   --------   --------    --------
Net amount recognized for the total           $ 20,155   $ 19,145   $(20,428)   $(19,873)
                                              ========   ========   ========    ========

     Net periodic benefit costs as determined by independent actuaries, include the following components:

                                                                  OTHER POSTRETIREMENT
                                     PENSION BENEFIT PLANS           BENEFIT PLANS
                                  ---------------------------   ------------------------
                                   2003      2002      2001      2003     2002     2001
                                  -------   -------   -------   ------   ------   ------
Service cost....................  $ 2,308   $ 2,028   $ 1,890   $  400   $  262   $  251
Interest cost...................    6,490     6,450     6,380    1,584    1,344    1,340
Expected return on assets.......   (8,190)   (8,629)   (7,908)      --       --       --
Prior service cost
  amortization..................      576       666       791      175      175      175
Amortization of actuarial
  loss..........................      807       163       100      101       --       --
                                  -------   -------   -------   ------   ------   ------
Net periodic benefit cost.......  $ 1,991   $   678   $ 1,253   $2,260   $1,781   $1,766
                                  =======   =======   =======   ======   ======   ======

     The accumulated benefit obligation for all defined benefit pension plans was $103.4 million and $97.0 million at December 31, 2003 and 2002, respectively.

     Qualified domestic pension plan benefits comprise 100% of the projected benefit obligation in each of the years 2003 and 2002. Benefits for unionized pension participants are generally determined based on an amount for years of service. Benefits for salaried participants are generally based on participants' years of service and compensation.

     During 2003 and 2002, the Company contributed cash of $3.0 million and $7.3 million respectively to its defined benefit pension plans. The 2002 cash contribution occurred as a result of contributing the proceeds derived from the sale of stock acquired under the demutualization of one of the Company's insurance carriers.

     Assumptions used in the determination of the benefit obligations include the following:

                                                                BENEFIT
                                                              OBLIGATION
                                                              -----------
                                                              2003   2002
                                                              ----   ----
Discount rate...............................................  6.0%   6.5%
Expected return on plan assets..............................  8.5%   8.5%
Rate of increase in compensation............................  4.8%   4.8%

                                                              PERIODIC BENEFIT COST
                                                              ----------------------
                                                              2003    2002     2001
                                                              -----   -----   ------
Discount rate...............................................  6.5%    7.0%    7.25%
Rate of increase in compensation............................  4.8%    4.8%     4.8%
Expected return on plan assets..............................  8.5%    9.0%     9.0%

     In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, economic and other indicators of future performance. Additionally, the Company may consult with and consider the information available from financial and other professionals in forecasting an appropriate return.

     Management of the plans assets includes consideration of the needs of diversification to reduce interest rate and market risk and liquidity to meet immediate and future benefit payments.

     The allocation of pension plan assets is as follows:

                                                                 ACTUAL
                                                               ALLOCATION
                                                               -----------
                                                               2003   2002
                                                               ----   ----
Equity securities...........................................    58%    53%
Debt securities.............................................    39%    44%
Real estate.................................................     3%     3%
                                                               ----   ----
                                                               100%   100%
                                                               ====   ====

     The Company's investment strategy provides that 40% to 60% of the plan assets are invested in common stock, 40% to 60% in debt securities and 0% to 5% in real estate investments. The policy of the plan prohibits investment of any equity securities in the Company's stock. Assets are evaluated once a quarter in consideration of targets and relative risk and performance.

     The Company expects to make no contributions to the Retirement Plans in 2004. However, should investment opportunities arise that indicate a contribution would be in the best interests of the plans and the Company, the Company will evaluate the possibility of making a contribution.

     The following benefit payments which reflect expected future service as appropriate are expected to be paid:

   2004                        $ 7,048
   2005                          7,110
   2006                          7,261
   2007                          7,346
   2008                          7,614
2009 - 2013                     40,053

     For those employees not covered by a defined benefit pension plan, the Company sponsors a 401(k) plan whereby the Company may provide a match of employee contributions. The Company's matching contributions for the years ended December 31, 2003, 2002 and 2001 were approximately $355,000, $398,000 and
$263,000, respectively.

     Additionally, the Company maintains a supplemental pension program for certain key executives. The liability associated with this plan is recorded in other noncurrent liabilities.

     Postretirement Benefit Plans. The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 2003 and 2002, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense.

     The following benefit payments which reflect future participants retired times the cap in effect in 2003 are expected as follows. All of the benefit payments are expected to be paid from company assets. These estimates are based on current benefit plan coverages and, in accordance with the Company's rights under the plan, these coverages may be modified, reduced or terminated in the future.

   2004                        $1,794
   2005                         1,812
   2006                         1,828
   2007                         1,846
   2008                         1,880
2009 - 2013                     9,744

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act incorporates a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within certain limits, and opportunity for a retiree to obtain prescription drug benefits under Medicare.

     Since the Company has had an established cap on its postretirement medical benefits, any reductions in postretirement benefit costs resulting from the Act are not expected to be material although the Company will evaluate the effect of the Act during the two year transitional period provided under the Act. Specific authoritative guidance on the accounting for federal subsidy is pending and that guidance, when issued could require plan sponsors to change previously reported information. Additionally, regulations under the act have not been issued.

     In accordance with FASB Staff Position FAS 106-1, the Company has elected to defer accounting for the effect of the Act. Accordingly, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Act.

NOTE 11-- LEASES:

     The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $3.3 million in 2003, $2.9 million in 2002 and $2.7 million in 2001. Amounts recognized as capital lease obligations are reported in other accrued liabilities and other non-current liabilities in the consolidated balance sheet.

     The Company's future minimum commitments under operating and capital leases for years after 2003 are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2004........................................................   $2,173      $191
2005........................................................    1,677       135
2006........................................................    1,380        43
2007........................................................    1,245        29
2008........................................................      848         3
Thereafter..................................................    1,327        --
                                                               ------      ----
     Total lease payments...................................   $8,650       401
                                                               ======
Less interest portion..................................................     (34)
                                                                           ----
Amount recognized as capital lease obligations.........................    $367
                                                                           ====

NOTE 12-- BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

     The Company reported a liability for billings in excess of costs and estimated earnings of $7.5 million as of December 31, 2003 and $2.4 million as of December 31, 2002. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues. The increase reflects the Company's receipt of cash payments in advance of work completed on additional long-term orders.

NOTE 13-- OTHER CURRENT ASSETS:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Receivable from U.S. Customs for recovery of import duties,
  less allowance for uncollectible accounts of $381 and $0,
  respectively..............................................  $1,686   $3,349
Prepaid federal income taxes................................      --    1,697
Prepaid insurance...........................................     908      634
Other prepayments...........................................     690      254
                                                              ------   ------
                                                              $3,284   $5,934
                                                              ======   ======

NOTE 14-- TRANSACTIONS WITH RELATED PARTIES:

     In accordance with the purchase agreement of Reamet S.A. located in Villette, France from December of 2000, the Company was obligated to acquire a residence located on the previously acquired land. The owner of the residence and his immediate family have been involved in the management of the business before and since the acquisition. The residence has been independently appraised at approximately $500,000 and will likely be acquired in the first quarter of 2004 at market price.

     There were no related party transactions in 2002 and 2001.

NOTE 15-- SEGMENT REPORTING:

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

     The Fabrication & Distribution Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded and rolled shapes; and commercially pure titanium strip and welded tube for aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size and just-in-time delivery services of titanium, steel and other metal products.

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

     On January 1, 2003 the Company realigned its two operating segments to better reflect its strategy for achieving higher value-added sales. Prior period information presented herein has been restated to reflect this realignment. Included in the realignment was the transfer from the Titanium Group to the Fabrication & Distribution Group of the Company's commercially pure products business, grinding operations at the Company's Washington, MO., facility and marketing and sales responsibility for most sheet and plate products.

     Segment information for the three years ended December 31, 2003 is as follows:

                                                                2003       2002       2001
                                                              --------   --------   --------
TOTAL SALES:
  Titanium Group............................................  $147,976   $196,648   $209,750
  Fabrication & Distribution Group..........................   159,379    194,303    201,252
                                                              --------   --------   --------
     Total..................................................   307,355    390,951    411,002
Inter and intra segment sales
  Titanium Group............................................    91,238    107,787    110,232
  Fabrication & Distribution Group..........................    10,590     12,274     14,870
                                                              --------   --------   --------
     Total..................................................   101,828    120,061    125,102
Total sales to external customers
  Titanium Group............................................    56,738     88,861     99,518
  Fabrication & Distribution Group..........................   148,789    182,029    186,382
                                                              --------   --------   --------
     Total..................................................  $205,527   $270,890   $285,900
                                                              ========   ========   ========

                                                                2003       2002       2001
                                                              --------   --------   --------
OPERATING INCOME (LOSS):
Titanium Group..............................................  $ (1,989)  $ 11,026   $  1,460
Fabrication & Distribution Group............................       699      4,308      8,321
                                                              --------   --------   --------
     Total..................................................  $ (1,290)  $ 15,334   $  9,781
                                                              ========   ========   ========

Allocated corporate items included in segment operating
  income (1):
Titanium Group..............................................  $ (2,946)  $ (4,436)  $ (5,041)
Fabrication & Distribution Group............................    (6,712)    (5,603)    (3,602)
                                                              --------   --------   --------
     Total                                                    $ (9,658)  $(10,039)  $ (8,643)
                                                              ========   ========   ========
INCOME BEFORE INCOME TAXES:
Titanium Group..............................................  $  7,875   $ 21,521   $ 12,891
Fabrication & Distribution Group............................      (404)     2,874      7,221
                                                              --------   --------   --------
     Total                                                    $  7,471   $ 24,395   $ 20,112
                                                              ========   ========   ========

---------------

(1) Allocated on a three factor formula based on sales, assets and payrolls.

ASSETS:
Titanium....................................................  $160,533   $175,669
Fabrication & distribution..................................   166,004    169,140
General corporate assets....................................    63,397     32,267
                                                              --------   --------
  Total consolidated assets.................................  $389,934   $377,075
                                                              ========   ========
CAPITAL EXPENDITURES:
Titanium....................................................  $  2,530   $  4,440   $  5,990
Fabrication & distribution..................................     2,872      3,163      6,177
                                                              --------   --------   --------
  Total capital spending....................................  $  5,402   $  7,603   $ 12,167
                                                              ========   ========   ========
DEPRECIATION AND AMORTIZATION:
Titanium....................................................  $  9,315   $  9,592   $  9,598
Fabrication & distribution..................................     2,903      2,714      3,987
                                                              --------   --------   --------
  Total depreciation and amortization.......................  $ 12,218   $ 12,306   $ 13,585
                                                              ========   ========   ========
CARRYING VALUE OF GOODWILL:
Titanium....................................................  $     --   $     --
Fabrication & distribution..................................    34,133     34,133
                                                              --------   --------
  Total carrying value of goodwill..........................  $ 34,133   $ 34,133
                                                              ========   ========

     The Company adopted SFAS No. 142 resulting in the non-amortization of goodwill effective for the period beginning January 1, 2001.

                                                                2003       2002       2001
                                                              --------   --------   --------
REVENUE BY MARKET INFORMATION:
Titanium Group
  Aerospace.................................................  $ 93,071   $124,200   $151,172
  Nonaerospace..............................................    54,905     72,448     58,578
                                                              --------   --------   --------
     Total..................................................  $147,976   $196,648   $209,750
Fabrication & Distribution Group
  Aerospace.................................................  $101,534   $137,347   $130,700
  Nonaerospace..............................................    57,845     56,956     70,552
                                                              --------   --------   --------
     Total..................................................  $159,379   $194,303   $201,252
Eliminations
  Aerospace.................................................   (86,478)  (101,004)  (106,065)
  Nonaerospace..............................................   (15,350)   (19,057)   (19,037)
                                                              --------   --------   --------
     Total net sales........................................  $205,527   $270,890   $285,900
                                                              ========   ========   ========

     The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

                                                                2003       2002       2001
                                                              --------   --------   --------
Geographic location of trade sales:
  United States.............................................  $162,173   $224,759   $229,345
  England...................................................     9,065     12,322     17,223
  France....................................................    12,216     13,972     14,873
  Korea.....................................................     7,819         --         --
  Rest of world.............................................    14,254     19,837     24,459
                                                              --------   --------   --------
     Total..................................................  $205,527   $270,890   $285,900
                                                              ========   ========   ========
Gross property, plant and equipment:
  United States.............................................  $239,082   $235,310
  England...................................................     2,318      2,037
  France....................................................       261        218
                                                              --------   --------
     Total..................................................  $241,661   $237,565
                                                              ========   ========

     In the years ended December 31, 2003, 2002 and 2001, export sales were $43.3 million, $46.1 million, and $56.6 million, respectively, principally to customers in Western Europe.

     Substantially all of the Company's sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company's sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical, credit and other risks generally associated with the aerospace industry. In the three years ended December 31, 2003, no single customer accounted for as much as 10% of consolidated sales, although Boeing Company, Airbus and their subcontractors together consume in excess of 10% of the Company's sales and are the ultimate consumers of a significant portion of the Company's commercial aerospace products. Trade accounts receivable are generally not secured or collateralized.

NOTE 16-- COMMITMENTS AND CONTINGENCIES:

     In connection with the 1990 Reorganization, the Company agreed to indemnify USX and Quantum against liabilities related to their ownership of RMI and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Quantum in 1964.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial statements. Given the critical nature of many of the aerospace end uses for the Company's products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $250 million, which includes grounding liability.

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended December 31, 2003, 2002 and 2001, the Company spent approximately $1.0 million, $1.1 million and $1.6 million, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At December 31, 2003 and 2002, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at December 31, 2003, $0.5 million is expected to be paid out during 2003 and is included in the other accrued liabilities line of the balance sheet. The remaining $1.2 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions form third parties, is in a range from $2.6 to $7.9 million in the aggregate. The amount accrued is net of expected contributions from third parties in a range from $0.2 to $2.3 million, which the Company believes are probable. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

  Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude depleted uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

     In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." Remaining soil removal is expected to take approximately 18-24 months. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation.

     In 2003, the Company recognized revenues of $14.5 million, $17.3 million in 2002 and $14.1 million in 2001. Net income from the contract represented approximately 12% of consolidated net income in 2003 and approximately 5% in each of 2002 and 2001.

  Gain Contingency

     As part of Boeing Commercial Airplane Group's long-term supply agreement with the Company, Boeing was required to order a minimum of 3.25 million pounds of titanium in each of the five years beginning in 1999. They failed to do so for 1999, 2000, 2001, 2002, and 2003, ordering 0.9 million pounds, 1.1 million pounds, 0.9 million pounds, 0.5 million pounds, and 0.4 million pounds, respectively.

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

     As a result of the application of SFAS No. 5 as to gain contingencies, the Company recorded other income of approximately $6 million in 2000 and 2001, and approximately $7 million in 2002, for each of the preceding years claims upon receipt of the cash. The Company recognized approximately $8 million in the first quarter of 2003 when Boeing satisfied the claim for 2002. In all years, revenue recognized from these cash receipts was presented as Other income in the financial statements. The Company expects to recognize other income of approximately $9 million in 2004 when Boeing satisfies the final claim under this contract for amounts not taken in 2003.

  Purchase Commitments

     The Company has purchase commitments for materials, supplies, and machinery and equipments as part of the ordinary course of business. A few of these commitments extend beyond one year. The Company believes these commitments are not at prices in excess of current market.

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

NOTE 17-- STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

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

     During 2003, 207,750 option shares were granted at an exercise price of $10.22. In 2002, 238,000 option shares were granted at an exercise price of $9.575. In 2001, 160,500 option shares were granted at an exercise price of $15.781. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 207,750 of the option shares granted in 2003 were outstanding at December 31, 2003.

     During 2003, 2002 and 2001, 93,508 shares, 68,912 shares and 49,119 shares, respectively, of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 2001 through 2003:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Balance January 1, 2001...................................  1,280,575        $14.27
Granted...................................................    160,500        $15.78
Exercised.................................................    (39,623)       $ 8.11
Forfeited or Expired......................................     (1,332)       $20.19
                                                            ---------
Balance December 31, 2001.................................  1,400,120        $14.62
Granted...................................................    238,000        $ 9.58
Exercised.................................................    (16,467)       $ 7.81
Forfeited or Expired......................................     (4,050)       $11.87
                                                            ---------
Balance December 31, 2002.................................  1,617,603        $13.95
Granted...................................................    207,750        $10.22
Exercised.................................................   (122,736)       $ 8.86
Forfeited or Expired......................................         --        $   --
                                                            ---------
Balance December 31, 2003.................................  1,702,617        $13.87
                                                            =========

     At December 31, 2003 the weighted average exercise price and weighted average remaining contractual life for all outstanding options are reflected in the following tables:

                                    OPTIONS OUTSTANDING
--------------------------------------------------------------------------------------------
                 RANGE OF                                WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
              EXERCISE PRICE                  NUMBER      REMAINING LIFE     EXERCISE PRICE
------------------------------------------  ----------   ----------------   ----------------
$4.06.....................................      54,550         0.83              $ 4.06
$7.31 - $10.22............................     717,797         7.45              $ 9.31
$12.50 - $15.78...........................     478,168         5.69              $13.99
$20.19 - $25.56...........................     452,102         3.02              $22.16
                                            ----------
                                             1,702,617         5.57              $13.87
                                            ==========

                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------
                 RANGE OF                                WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
              EXERCISE PRICE                  NUMBER      REMAINING LIFE     EXERCISE PRICE
------------------------------------------  ----------   ----------------   ----------------
$4.06.....................................      54,550         0.83              $ 4.06
$7.31 - $10.22............................     354,678         6.21              $ 8.66
$12.50 - $15.78...........................     425,168         5.52              $13.79
$20.19 - $25.56...........................     452,102         3.02              $22.16
                                            ----------
                                             1,286,498         4.63              $14.91
                                            ==========

     Fair values of options at grant date were estimated using a Black-Scholes model and the assumptions listed below:

                                                              2003    2002    2001
                                                              -----   -----   -----
Expected life (years).......................................      5       5       5
Risk-free interest rate.....................................    3.0%    3.0%    5.0%
Expected volatility.........................................   40.0%   40.0%   40.0%
Dividend yield..............................................      0%      0%      0%
Expected weighted average fair value of options granted
  during the year...........................................  $4.03   $3.78   $6.75

NOTE 18-- GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and discontinued the amortization of goodwill. The following table sets forth the effect of discontinuing of goodwill amortization as required by SFAS No. 142:

                                                              TWELVE MONTHS ENDED
                                                                  DECEMBER 31
                                                           --------------------------
                                                            2003     2002      2001
                                                           ------   -------   -------
Income before income taxes, as reported..................  $7,471   $24,395   $20,112
Add back: Goodwill amortization..........................      --        --     1,647
                                                           ------   -------   -------
Income before income taxes, as adjusted..................  $7,471   $24,395   $21,759
                                                           ======   =======   =======
Net income, as reported..................................  $4,714   $15,125   $12,078
Add back: Goodwill amortization..........................      --        --     1,005
                                                           ------   -------   -------
Net income, as adjusted..................................  $4,714   $15,125   $13,083
                                                           ======   =======   =======
Basic earnings per share, as reported....................  $ 0.23   $  0.73   $  0.58
Add back: Goodwill amortization..........................      --        --      0.05
                                                           ------   -------   -------
Basic earnings per share, as adjusted....................  $ 0.23   $  0.73   $  0.63
                                                           ======   =======   =======
Diluted earnings per share, as reported..................  $ 0.22   $  0.72   $  0.57
Add back: Goodwill amortization..........................      --        --      0.05
                                                           ------   -------   -------
Diluted earnings per share, as adjusted..................  $ 0.22   $  0.72   $  0.62
                                                           ======   =======   =======

     The new standard also requires a periodic assessment of the carrying value of goodwill for impairment. If the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. Based on the results of this assessment at December 31, 2003, the Company determined that all of the reporting units implied fair values exceeded the carrying value of the respective units and no adjustment of goodwill was required. All of the units with recorded goodwill are reported in the Company's Fabrication and Distribution business segment.

NOTE 19-- SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 2003 and 2002.

                                                  1ST          2ND         3RD       4TH
2003                                           QUARTER(1)   QUARTER(2)   QUARTER   QUARTER
----                                           ----------   ----------   -------   -------
Sales........................................   $58,532      $49,083     $50,173   $47,739
Gross profit.................................     6,397        8,532       4,226    11,296
Operating income.............................    (1,621)       1,568      (4,217)    2,980
Net income...................................     4,333        1,011      (2,525)    1,895
Net income per share:
  Basic......................................   $   .21      $   .05     $  (.12)  $   .09
  Diluted....................................   $   .21      $   .05     $  (.12)  $   .09

                                                 1ST           2ND         3RD        4TH
2002                                        QUARTER(1)(3)    QUARTER     QUARTER    QUARTER
----                                        -------------   ----------   -------   ----------
Sales.....................................     $65,678       $72,943     $68,105    $64,164
Gross profit..............................      13,796        14,490      12,160      8,576
Operating income..........................       4,376         5,671       4,606        681
Net income................................       8,031         3,464       3,005        625
Net income per share:
  Basic...................................     $  0.39       $  0.17     $  0.14    $  0.03
  Diluted.................................     $  0.38       $  0.17     $  0.14    $  0.03

---------------

(1) Net income was favorably affected by the financial settlements from Boeing of $5.3 million and $4.4 million, net of tax, in 2003 and 2002, respectively. These were related to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. The long-term commitment to purchase agreement between RTI and Boeing expired December 31, 2003. The Company expects to receive $5.7 million net of tax from Boeing for the year 2003 shortfall by the end of the first quarter 2004.

(2) Operating income was favorably effected by a gain of approximately $1 million from the sale of one of the Company's Ashtabula, Ohio facilities previously used for storage.

    a. During the third Quarter, 2003 the Company reclassified the $1 million gain from other income to other operating income effective for the second quarter 2003.

                                               2ND
     2003                                    QUARTER
b.   ----                                    -------
     Operating income
       As reported.........................  $  601
       Effect of gain......................     967
                                             ------
       As reclassified.....................  $1,568

(3) Net income was favorably affected by the receipt of a Common Stock distribution in connection with the demutualization of one of the Company's insurance carriers. The effect on net income amounted to $1.3 million in 2002 net of taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9(a).  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the

         Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" in the 2003 Proxy Statement, to be filed at a later date.

     Information concerning the Audit Committee and its financial expert is incorporated and made part hereof by reference to the material appearing under the heading "Audit Committee" "Audit Committee Report" and in the "Audit Committee Charter" attached as exhibit 1 in the RTI 2004 Annual Meeting of Shareholders and Proxy Statement.

     RTI has adopted a Code of Ethical Business Conduct that applies to its principal officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and has attached this code as exhibit 3.2 herewith.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors--Compensation of Directors" and "Executive Compensation" in the 2003 Proxy Statement, to be filed at a later date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information--Security Ownership" in the 2003 Proxy Statement, to be filed at a later date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Certain Relationships and Related Transactions" in the 2003 Proxy Statement, to be filed at a later date.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Audit Fees" and "All Other Fees" in RTI's Proxy Statement for the 2004 Annual Meeting of Stockholders.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) See Index to Exhibits.

(B) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2003

          (i) On October 27, 2003, the Company filed a report on Form 8-K reporting Item 5., that 361 production and clerical employees at its Niles, Ohio plant rejected the terms of a new contract proposal and that non-represented employees immediately assumed operations.

          (ii) On October 23, 2003, the Company filed a report on Form 8-K reporting Item 5., announcing results for the third quarter, 2003.

          (iii) On October 23, 2003, the Company filed a report on Form 8-K reporting Item 5., announcing that a second labor contract extension was agreed to between the Company and the United Steelworkers of America ("USWA") subject to a vote by the USWA's local membership.

          (iv) On October 15, 2003, the Company filed a report on Form 8-K reporting Item 5., announcing that a labor contract extension of one week was agreed to between the Company and the United Steelworkers of America ("USWA") while they sought to negotiate a new Labor Agreement.

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

Dated: March 8, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
CRAIG R. ANDERSSON, Director;

NEIL A. ARMSTRONG, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

JOHN H. ODLE, Director;

                   /s/ TIMOTHY G. RUPERT                                  March 8, 2004
------------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                   /s/ TIMOTHY G. RUPERT                                  March 8, 2004
------------------------------------------------------------
                        T. G. Rupert
     Director and President and Chief Executive Officer
               (Principal Executive Officer)

                               INDEX TO EXHIBITS

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                              NUMBER
-------                          -----------                            ----------

 2.0     Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 1
 2.1     Stock Purchase Agreement, dated as of October 1, 1998, by
         and among RTI International Metals, Inc., New Century
         Metals, Inc., Richard R. Burkhart and Joseph H. Rice,
         incorporated by reference to Exhibit 2.1 and 2.2 to the
         Company's Current Report on Form 8-K dated October 15, 1998
 2.2     Asset Purchase Agreement, dated October 1, 1998, by and
         among Weld-Tech Engineering Services, L.P. and Weld-Tech
         Engineering, L.P., incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
         October 15, 1998
 3.1     Amended and Restated Articles of Incorporation of the
         Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1999
 3.2     Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
         Statement on Form S-4 No. 333-61935
 3.3     RTI International Metals, Inc., Code of Ethical Business
         Conduct, filed herewith
 4.1     Credit Agreement between RTI International Metals, Inc. and
         PNC Bank, National Association, as agent; U.S. Bank,
         National City Bank of Pennsylvania and Lasalle Bank,
         National Association as co-agents, dated as of April 12,
         2002, incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended June 30,
         2002
10.1     RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 2
10.2     RMI Titanium Company 1989 Stock Option Incentive Plan,
         incorporated by reference to exhibit 10.4 to the Company's
         Registration Statement on Form S-1 No. 33-30667 Amendment
         No. 2.
10.3     RTI International Metals, Inc. Supplemental Pension Plan
         effective August 1, 1987, and amended as of January 28,
         2000, incorporated by reference to Exhibit 10.5 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 2000
10.4     RTI International Metals, Inc. Excess Benefits Plan
         effective July 18, 1991, as amended January 28, 2000,
         incorporated by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         2000
10.5     RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
10.6     Employment agreement, dated August 1, 1999, between the
         Company and John H. Odle, incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.7     Employment agreement, dated August 1, 1999, between the
         Company and T. G. Rupert, incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.8     Employment agreement, dated August 1, 1999 between the
         Company and Dawne S. Hickton, incorporated by reference to
         Exhibit 10.12 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.9     Employment agreement, dated August 1, 1999 between the
         Company and Lawrence W. Jacobs, incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                              NUMBER
-------                          -----------                            ----------
10.10    Employment agreement, dated November 1, 1999, between the
         Company and Gordon L. Berkstresser, incorporated by
         reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999
10.11    Letter Agreement, dated December 3, 2003, between the
         Company and T.G. Rupert, with respect to retirement
         benefits, filed herewith
10.12    RTI International Metals, Inc., Supplemental Pension Plan
         effective August 1, 1987, amended January 28, 2000 and
         amended January 30, 2004, filed herewith
21       Subsidiaries of the Company
23.1     Consent of PricewaterhouseCoopers LLP
24       Powers of Attorney
31.1     Certification of Chief Executive Officer required by Item
         307 of Regulation S-K as promulgated by the Securities and
         Exchange Commission and pursuant to Section 302 of
         Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer required by Item
         307 of Regulation S-K as promulgated by the Securities and
         Exchange Commission and pursuant to Section 302 of
         Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer Pursuant to 18
         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer Pursuant to 18
         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002
99.1     Financial Statements of The RMI Employee Savings and
         Investment Plan for the year ended December 31, 2002 (to be filed by amendment)
99.2     Financial Statements of The RMI Bargaining Unit Employee
         Savings and Investment Plan for the year ended December 31,
         2002 (to be filed by amendment)

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of RTI International Metals, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 23, 2004 appearing in the 2003 Annual Report to Shareholders of RTI International Metals, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 23, 2004

                         RTI INTERNATIONAL METALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                              (CHARGED)
                                                BALANCE AT   CREDITED TO   WRITEOFFS           BALANCE
                                                BEGINNING     COSTS AND     AGAINST            AT END
DESCRIPTION                                      OF YEAR      EXPENSES     ALLOWANCE   OTHER   OF YEAR
-----------                                     ----------   -----------   ---------   -----   -------
Year ended December 31, 2003:
  Allowance for doubtful accounts.............   $(1,205)       $(601)       $428      $ --    $(1,378)
                                                 =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes....................................   $              $            $         $       $
                                                 =======        =====        ====      ====    =======
Year ended December 31, 2002:
  Allowance for doubtful accounts.............   $(1,219)       $(769)       $783      $ --    $(1,205)
                                                 =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes....................................   $    --        $  --        $ --      $ --    $    --
                                                 =======        =====        ====      ====    =======
Year ended December 31, 2001:
  Allowance for doubtful accounts.............   $  (926)       $(820)       $527      $ --    $(1,219)
                                                 =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes....................................   $    --        $  --        $ --      $ --    $    --
                                                 =======        =====        ====      ====    =======