Form 10-Q
period 2004-03-31
RTI INTERNATIONAL METALS INC
filed 2004-05-07
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

     At May 1, 2004, 21,190,997 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

                                     INDEX

                                                               PAGE
                                                               ----
PART I--FINANCIAL INFORMATION...............................     2

Item 1.  Consolidated Financial Statements:.................     2
     Consolidated Statement of Operations...................     2
     Consolidated Balance Sheet.............................     3
     Consolidated Statement of Cash Flows...................     4
     Consolidated Statement of Shareholders' Equity.........     5
     Selected Notes to Consolidated Financial Statements....     6

Item 2.  Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    14

Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................    24

Item 4.  Controls and Procedures............................    24

PART II--OTHER INFORMATION..................................    25

Item 2.  Changes in Securities, Use of Proceeds and Issuer
  Purchases of Equity Securities............................    25

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................    25

Item 6.  Exhibits and Reports on Form 8-K...................    25

Signatures..................................................    26

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                    QUARTER ENDED
                                                                      MARCH 31
                                                              -------------------------
                                                                 2004          2003
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   -----------
Sales.......................................................  $    54,112   $    58,532
Operating costs:
Cost of sales...............................................       50,351        52,135
Selling, general and administrative expenses................        8,566         7,631
Research, technical and product development expenses........          287           387
                                                              -----------   -----------
     Total operating costs..................................       59,204        60,153
                                                              -----------   -----------
Operating (loss)............................................       (5,092)       (1,621)
Other income (Note 8).......................................        9,318         8,777
Interest expense............................................           (3)         (168)
                                                              -----------   -----------
Income before income taxes..................................        4,223         6,988
Provision for income taxes (Note 4).........................        1,448         2,655
                                                              -----------   -----------
Net income..................................................  $     2,775   $     4,333
                                                              ===========   ===========
Earnings per common share (Note 5)
Basic.......................................................  $      0.13   $      0.21
                                                              ===========   ===========
  Diluted...................................................  $      0.13   $      0.21
                                                              ===========   ===========
Weighted average shares used to compute earnings per share:
  Basic.....................................................   21,106,372    20,811,856
                                                              ===========   ===========
  Diluted...................................................   21,452,858    20,902,590
                                                              ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2004           2003
                                                              (UNAUDITED)    (AUDITED)
                                                              -----------   ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................   $ 71,234       $ 67,970
  Receivables--less allowance for doubtful accounts of
     $1,537 and $1,378......................................     33,574         30,855
  Inventories, net (Note 6).................................    145,886        153,497
  Deferred income taxes.....................................      5,182          5,251
  Other current assets......................................      4,056          3,284
                                                               --------       --------
     Total current assets...................................    259,932        260,857
  Property, plant and equipment, net........................     84,369         85,505
  Goodwill..................................................     34,133         34,133
  Noncurrent deferred income tax asset......................      3,907          5,616
  Intangible pension asset..................................      3,186          3,186
  Other noncurrent assets...................................        564            637
                                                               --------       --------
     Total assets...........................................   $386,091       $389,934
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................   $ 10,715       $ 14,008
  Accrued wages and other employee costs....................      5,302          5,568
  Billings in excess of costs and estimated revenues (Note
     7).....................................................      5,798          7,502
  Income taxes payable......................................         73          4,759
  Other accrued liabilities.................................      1,593          1,492
                                                               --------       --------
     Total current liabilities..............................     23,481         33,329
  Long-term debt............................................         --             --
  Accrued postretirement benefit cost (Note 9)..............     20,617         20,428
  Accrued pension cost (Note 9).............................     13,129         12,445
  Other noncurrent liabilities..............................      6,182          6,072
                                                               --------       --------
     Total liabilities......................................     63,409         72,274
  Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,598,414 and 21,337,002 shares issued;
     21,177,698 and 20,934,663 shares outstanding...........        216            213
  Additional paid-in capital................................    248,281        244,860
  Deferred compensation.....................................     (2,898)        (2,009)
  Treasury stock, at cost; 421,614 and 402,339 shares.......     (3,906)        (3,618)
  Accumulated other comprehensive loss......................    (19,118)       (19,118)
  Retained earnings.........................................    100,107         97,332
                                                               --------       --------
     Total shareholders' equity.............................    322,682        317,660
                                                               --------       --------
       Total liabilities and shareholders' equity...........   $386,091       $389,934
                                                               ========       ========

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                 2004          2003
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 2,775       $ 4,333
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      2,987         3,057
  Deferred income taxes.....................................      1,778            --
  Stock-based compensation and other........................        324           306

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................     (2,886)       (3,417)
  Inventories...............................................      7,611         4,284
  Accounts payable..........................................     (3,293)       (2,557)
  Other current liabilities.................................     (6,390)          962
  Other assets and liabilities..............................        116           668
                                                                -------       -------
     Cash provided by operating activities..................      3,022         7,636
                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (1,858)       (1,255)
                                                                -------       -------
     Cash used in investing activities......................     (1,858)       (1,255)
                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........      2,388             6
  Purchase of common stock held in treasury.................       (288)         (224)
                                                                -------       -------
     Cash provided by (used in) financing activities........      2,100          (218)
                                                                -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................      3,264         6,163
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     67,970        40,666
                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $71,234       $46,829
                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........    $    99       $   101
  Cash paid for income taxes................................    $ 4,027       $ 2,554

NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......    $ 1,036       $   769
  Capital lease obligations incurred........................    $    --       $     6

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                        ADDT'L                   TREASURY                  OTHER
                                  SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                                OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS       LOSS         TOTAL
                                -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2003........................  20,934,663     $213    $244,860     $(2,009)     $(3,618)   $ 97,332     $(19,118)     $317,660
Shares issued for directors'
  compensation................          --       --          --          --           --          --           --            --
Shares issued for restricted
  stock award plans...........      69,250        1       1,035      (1,036)          --          --           --            --
Compensation expense
  recognized..................          --       --          --         147           --          --           --           147
Treasury common stock
  purchased at cost...........     (19,275)      --          --          --         (288)         --           --          (288)
Exercise of employee stock
  options including tax
  benefit of stock plans......     193,060        2       2,386          --           --          --           --         2,388
Net income....................          --       --          --          --           --       2,775           --         2,775
Comprehensive income..........
                                ----------     ----    --------     -------      -------    --------     --------      --------
Balance at March 31, 2004.....  21,177,698     $216    $248,281     $(2,898)     $(3,906)   $100,107     $(19,118)     $322,682
                                ==========     ====    ========     =======      =======    ========     ========      ========


                                COMPREHENSIVE
                                   INCOME
                                -------------
Balance at December 31,
  2003........................
Shares issued for directors'
  compensation................
Shares issued for restricted
  stock award plans...........
Compensation expense
  recognized..................
Treasury common stock
  purchased at cost...........
Exercise of employee stock
  options including tax
  benefit of stock plans......
Net income....................      2,775
                                   ------
Comprehensive income..........     $2,775
                                   ======
Balance at March 31, 2004.....

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial statements should be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

NOTE 3--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS

1995 STOCK PLAN

     The 1995 Stock Plan, which was approved by a vote of the Company's shareholders at the 1995 Annual Meeting of Shareholders, replaced both the 1989 Stock Option Incentive Plan and the 1989 Employee Restricted Stock Award Plan. The Plan permits the grant of any or all of the following types of awards in any combination: a) stock options; b) stock appreciation rights; and c) restricted stock. The plan does not permit the granting of options with exercise prices that are less than the market value on the date the options are granted. A committee appointed by the Board of Directors administers the Plan, determines the type or types of grants to be made under the Plan and sets forth in each such Grant the terms, conditions and limitations applicable to it, including, in certain cases, provisions relating to a possible change in control of the Company.

     During the first quarter of 2004, 184,000 option shares were granted at an exercise price of $14.96. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 184,000 of the option shares granted in 2004 were outstanding at March 31, 2004.

     During the three months ended March 31, 2004, 69,250 shares of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter ended March 31, 2004 and 2003 would have been as follows (dollars in thousands; except per share amounts):

                                                               QUARTER ENDED
                                                                 MARCH 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Net income
  As reported...............................................  $2,775   $4,333
  Total stock-based compensation expense based on the fair
     value method for all awards, net of tax................    (163)    (137)
                                                              ------   ------
  Pro forma.................................................  $2,612   $4,196
                                                              ======   ======
Basic earnings per share
  As reported...............................................  $ 0.13   $ 0.21
  Pro forma.................................................  $ 0.12   $ 0.20
Diluted earnings per share
  As reported...............................................  $ 0.13   $ 0.21
  Pro forma.................................................  $ 0.12   $ 0.20

     Included in the Company's income for the quarters ended March 31, 2004 and 2003 is stock-based compensation expense relating to restricted stock grants amounting to $0.1 and $0.2 million, respectively.

NOTE 4--INCOME TAXES

     In the three months ended March 31, 2004, the Company recorded an income tax expense of $1.4 million, or 34% of pre-tax income compared to an expense of $2.7 million, or 38% for the three months ended March 31, 2003. The effective tax rate for the three-month periods ended March 31, 2004 and March 31, 2003 was 34% and 38% respectively. The first quarter 2004 rate of 34% was less than the federal statutory rate of 35% primarily due to foreign tax credits partially offset by state income taxes. The first quarter 2003 rate exceeded the federal statutory rate of 35% primarily as a result of state income taxes.

NOTE 5--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003 are as follows (in thousands except number of shares and per share amounts):

                                                                NET                  EARNINGS
                                                               INCOME     SHARES     PER SHARE
                                                               ------   ----------   ---------
2004
Basic EPS...................................................   $2,775   21,106,372     $0.13
Effect of potential common stock:
  Stock options.............................................       --      346,486        --
                                                               ------   ----------     -----
Diluted EPS.................................................   $2,775   21,452,858     $0.13
                                                               ======   ==========     =====

2003
Basic EPS...................................................   $4,333   20,811,856     $0.21
Effect of potential common stock:
  Stock options.............................................       --       90,734        --
                                                               ------   ----------     -----
Diluted EPS.................................................   $4,333   20,902,590     $0.21
                                                               ======   ==========     =====

     451,618 and 1,095,571 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2004 and 2003, respectively; because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 6--INVENTORIES

     Inventories consisted of (dollars in thousands):

                                                 MARCH 31, 2004   DECEMBER 31, 2003
                                                 --------------   -----------------
Raw material and supplies......................     $ 46,992          $ 49,248
Work-in-process and finished goods.............      114,905           120,718
Adjustment to LIFO values......................      (16,011)          (16,469)
                                                    --------          --------
  Inventories, at LIFO cost....................     $145,886          $153,497
                                                    ========          ========

NOTE 7--BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $5.8 million as of March 31, 2004 and $7.5 million as of December 31, 2003. These amounts primarily represent payments, received in advance from energy market customers and a European distribution customer on long-term orders, which the Company has not recognized as revenues. The decrease reflects the Company fulfilling obligations and recognizing revenue related to advance payments.

NOTE 8--OTHER INCOME

     For the three months ended March 31, 2004 and 2003, the components of other operating income and other income are as follows (dollars in millions):

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                             ----------------
                                                              2004      2003
                                                             ------     -----
Other Income
Gain on receipt of liquidated damages......................  $  9.1(1)  $ 8.4(1)
Gain on disposal other assets..............................      --      (0.2)
Foreign exchange gains (losses) and other..................     0.2       0.2
                                                             ------     -----
                                                             $  9.3     $ 8.8
                                                             ======     =====

---------------

(1) These gains were financial settlements from Boeing Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. Boeing has satisfied the final claim under this agreement.

NOTE 9--PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participant's years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other Company employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. These plans are generally not significant to the Company. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

     The cost of the Company's retiree health care plans (Other Postretirement Benefits) is capped at predetermined out-of-pocket spending limits. Retiree health care is available to participants in the defined benefit pension plans. Benefit payments are made from company assets. Other Postretirement Benefits are not funded.

     The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended March 31 for each year for those salaried and hourly covered employees (dollars in thousands):

                                                                      OTHER
                                                                  POSTRETIREMENT
                                             PENSION BENEFITS        BENEFITS
                                             -----------------    --------------
                                              2004      2003      2004     2003
                                             -------   -------    -----    -----
Service cost...............................  $   589   $   577    $ 95     $100
Interest cost..............................    1,587     1,622     407      396
Expected return on plan assets.............   (2,006)   (2,047)     --       --
Amortization of prior service cost.........      144       144      44       44
Amortization of unrealized gains and
  losses...................................      357       202      70       25
                                             -------   -------    ----     ----
     Net periodic benefit cost.............  $   671   $   498    $616     $565
                                             =======   =======    ====     ====

     RTI International Metals also has a supplemental pension Program ("Program") for certain key employees. The Program is unfunded. The first quarter net periodic benefit cost related to the Program is $128,983 for 2004 and $106,277 for 2003.

NOTE 10--COMMITMENTS AND CONTINGENCIES

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the three months ended March 31, 2004, the Company spent approximately $0.6 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At March 31, 2004 and December 31, 2003, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at March 31, 2004, $0.5 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1.2 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.6 to $7.9 million in the aggregate. The amount accrued is net of expected contributions from third parties in a range from $0.2 to $2.3 million, which the Company believes are probable. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

  Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude depleted uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when the facility was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

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

     As a result of the application of SFAS No. 5 as to gain contingencies, the Company recorded other income of approximately $6 million in 2000 and 2001, and approximately $7 million in 2002, for each of the preceding years claims upon receipt of the cash. The Company recognized approximately $8 million in the first quarter of 2003 when Boeing satisfied the claim for 2002. In all years, revenue recognized from these cash receipts was presented as Other income in the financial statements. The Company recognized other income of approximately $9 million in the first quarter 2004 when Boeing satisfied the final claim under this contract for amounts not taken in 2003.

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

NOTE 11--TRANSACTIONS WITH RELATED PARTIES:

     In accordance with the purchase agreement of Reamet S.A. located in Villette, France from December 2000, the Company was obligated to acquire a residence located on the previously acquired land. The owner of the residence and his immediate family have been involved in the management of the business before and since the acquisition. The residence was acquired for $581,000 (the fair value as appraised) including closing costs in February 2004. The Company had previously disclosed that the residence was worth approximately $500,000 without closing costs.

     There were no related party transactions in 2002 and 2001.

NOTE 12--SEGMENT REPORTING

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

     On January 1, 2003 the Company realigned its two operating segments to better reflect its strategy for achieving higher value-added sales. Prior period information presented herein has been restated to reflect this realignment. Included in the realignment was the transfer from the Titanium Group to the Fabrication and Distribution Group of the Company's commercially pure products business, grinding operations at the Company's Washington, MO. facility and marketing and sales responsibility for most sheet and plate products.

     Segment information for the quarters ended March 31, 2004 and 2003 is as follows (dollars in thousands):

                                                             QUARTER ENDED
                                                                MARCH 31
                                                           ------------------
                                                             2004      2003
                                                           --------   -------
TOTAL SALES
  Titanium Group.........................................  $ 37,718   $32,742
  Fabrication and Distribution Group.....................    45,110    46,049
                                                           --------   -------
     Total...............................................    82,828    78,791
INTER AND INTRA SEGMENT SALES
  Titanium Group.........................................    24,618    18,507
  Fabrication and Distribution Group.....................     4,098     1,752
                                                           --------   -------
     Total...............................................    28,716    20,259
TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group.........................................    13,100    14,235
  Fabrication and Distribution Group.....................    41,012    44,297
                                                           --------   -------
     Total...............................................  $ 54,112   $58,532
                                                           ========   =======

                                                             QUARTER ENDED
                                                                MARCH 31
                                                           ------------------
                                                             2004      2003
                                                           --------   -------
OPERATING (LOSS) INCOME
  Allocated corporate items included in segment operating
     income below:
  Titanium Group.........................................  $   (759)  $  (735)
  Fabrication & Distribution Group.......................    (1,617)  $(1,605)
                                                           --------   -------
     Total...............................................  $ (2,376)  $(2,340)
                                                           ========   =======
  Titanium Group.........................................  $ (4,145)  $(3,375)
  Fabrication and Distribution Group.....................      (947)    1,754
                                                           --------   -------
     Total...............................................    (5,092)   (1,621)
                                                           ========   =======
INCOME (LOSS) BEFORE INCOME TAXES:
  Allocated corporate items included in segment income
     before income taxes below:
  Titanium Group.........................................  $  9,118   $ 8,308
  Fabrication & Distribution Group.......................       257   $  (129)
                                                           --------   -------
     Total...............................................  $  9,375   $ 8,179
                                                           ========   =======
  Titanium Group.........................................  $  5,152   $ 5,502
  Fabrication & Distribution Group.......................      (929)    1,486
                                                           --------   -------
     Total...............................................  $  4,223   $ 6,988
                                                           ========   =======

NOTE 13--NEW ACCOUNTING PRONOUNCEMENTS

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

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 which was effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See
Note 3 for the disclosure required by this standard.

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

     In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest entities, an interpretation of ARB No. 51," (FIN 46) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application at March 31, 2004.

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

     In accordance with FASB Staff Position 106-1, the Company has elected to defer accounting for the effect of the act. Accordingly, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Act.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in millions)

  Net Sales

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Net Sales...................................................  $54.1   $58.5

     Sales for the Company's Titanium Group amounted to $37.7 million, including intercompany sales of $24.6 million, in the three months ended March 31, 2004 compared to $32.7 million, including intercompany sales of $18.5 million, in the same period of 2003. Titanium Group net sales decreased as a result of lower flat-rolled product shipments and average prices and reduced sales from the termination of the previously mentioned DOE contract (see note 10). Offsetting the reduction in flat-rolled revenue was increased revenue from commercially pure titanium ("CP") and Ferro Titanium sales. Shipments of titanium mill products were 1.5 million pounds in the three months ended March 31, 2004, compared to 1.4 million pounds for the same period in 2003. Included in mill product shipments are intersegment shipments from the Titanium Group to the Fabrication & Distribution Group. Average realized prices on mill products for the three months ended March 31, 2004 decreased to $15.03 per pound from $16.58 per pound in 2003. The decrease in average realized prices for mill products resulted primarily from a decrease in plate products from the 2003 period resulting in an unfavorable mix change and a decrease in sheet prices.

     Sales for F&D amounted to $45.1 million, including intercompany sales of $4.1 million, in the three months ended March 31, 2004, compared to $46.0 million, including intercompany sales of $1.8 million, in the same period of 2003. This decrease primarily reflects a decrease in the completion activity of several energy contracts from the first quarter 2003.

  Gross Profit

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Gross Profit................................................  $ 3.8   $ 6.4
Gross profit percent........................................    7.0%   10.9%

     The reduction in gross profit for 2004 from 2003 was a result of a reduction in sales in the Fabrication and Distribution Segments Energy Business Group. In the first quarter of 2003 the Energy Group recognized revenue on several large gross margin projects compared to reduced recognition activity and lower gross margin projects in the first quarter of 2004.

     Adverse mix changes occurred in the Company's plate products and lower prices on sheet, CP margins and scrap sales were offsetting. The ongoing work stoppage at the Titanium Group's Niles, Ohio Plant has not affected the segments profitability as salary labor has maintained operations at costs lower than the year ago quarter when operations were absent the work stoppage.

  Selling, General and Administrative Expenses

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Selling, General and Administrative Expenses................  $ 8.6   $ 7.6
Percent of sales............................................   15.8%   13.0%

     The increase for the three months ended March 31, 2004 compared to 2003 resulted from increased employee insurance, an increase in personnel at the Company's Energy operations and accrued pension expenses.

  Research, Technical and Product Development Expenses

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Research, Technical and Product Development Expense.........  $ 0.3   $ 0.4
Percent of sales............................................    0.5%    0.7%

     Research, technical and product development expenses for three months ended March 31, 2004 were slightly reduced from 2003.

  Operating (Loss) Income

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Operating (Loss) Income.....................................  $$(5.1) $(1.6)
Percent of sales............................................   (9.4)%  (2.8)%

     Operating loss for the three months ended March 31, 2004 was greater than 2003 due to a decrease in operating income from the Titanium Group, from a $(3.4) million loss in 2003 to a loss of $(4.1) million in 2004. The change reflects an unfavorable mix and pricing change on flat rolled products. The decrease is also due to a decrease in operating income in F&D, from $1.8 million in 2003 to a loss of $(0.9) million in 2004, primarily as a result of a decline in profitability from energy markets when compared to 2003 principally due to project delays on long-term orders.

  Other Income

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Other Income................................................  $ 9.3   $ 8.7
Percent of sales............................................   17.2%   15.0%

     Other income for the three months ended March 31, 2004 mostly reflects the receipt of liquidated damages from the Boeing Airplane Group of $9.1 million in 2004. In 2003, other income reflects a similar receipt of $8.4 million. The long-term agreement between RTI and Boeing expired December 31, 2003. The Company receipt of $9.1 million from Boeing for the year 2003 short fall in the end of the first quarter 2004 represents the last payment under the agreement. The remainder of the change in other income from 2003 to 2004 consists primarily of lower losses on disposals of other assets and increases in foreign exchange gains.

  Interest Income (Expense), net

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Interest Income (Expense), net..............................  $ 0.0   $(0.1)
Percent of sales............................................    0.0%   (0.3)%

     Interest expense for the three months ended March 31, 2004 and 2003 was $.2 million, and primarily consists of fees associated with the unused capacity on the Company's credit facility. Interest expense was partially offset by interest income on invested cash balances. Interest income was equal to $.2 million and $.1 million for the three months ended March 31, 2004 and 2003, respectively. The Company had no bank debt at March 31, 2004 and December 31, 2003.

  Income Taxes

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Income Taxes................................................  $ 1.4   $ 2.7
Effective Tax Rate..........................................     34%     38%

     The effective tax rate of 34% for the three months ended March 31, 2004 was less than the federal statutory rate of 35% primarily due to foreign tax credits partially offset by state income taxes. The effective tax rate of 38% for the three months ended March 31, 2003 was greater than the federal statutory rate of 35% primarily due to state income taxes.

  Net Income

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Net Income..................................................  $ 2.8   $ 4.3
Percent of sales............................................    5.1%    7.4%

     Net income for the three months ended March 31, 2004 was less than the comparable 2003 period due to items discussed above.

OUTLOOK

  Overview

     Weak U.S. and global economies, the terrorist attacks of September 11, 2001, the ongoing conflicts in the Middle East, and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS") had and will continue to have significant adverse effects on the overall titanium industry.

     According to the U.S. Geological Survey, U.S. shipments of titanium mill products have declined from a high of approximately 65 million pounds in 1997 to approximately 34 million pounds in 2003. Shipment levels in 2004 are expected to be up somewhat from 2003.

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

     Following the drop in aircraft demand, Boeing and Airbus have continued to reduce their build rates for aircraft, including an aggregate 13.5% cutback in 2003. Their combined build rate for large commercial aircraft for 2004 is currently expected to be down slightly at 575 planes. An increase in commercial aerospace production is not expected before 2006.

     Airbus has announced the launch of a large widebody aircraft, the A380, and Boeing is expected to launch a new aircraft, the 7E7, both of which are expected to use large quantities of titanium, in the second half of this decade. Longer term, the commercial aerospace sector is expected to continue to be a very significant consumer of titanium products due to the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial fleets over the next 20 years.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by six to eighteen months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Given reduced activity by aircraft builders, shipments from RTI to this market sector were reduced in 2003.

     The effect of the reduction in commercial aircraft demand on RTI has been partially mitigated by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI had to supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, had an initial term of five years and concluded at the end of 2003. Under the accord, Boeing received firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fell short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, 2001, 2002 and 2003, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 was settled during the first quarter of 2003 for approximately $8 million. Boeing ordered 0.4 million pounds in 2003, the final year of the contract, and accordingly, the Company received a payment of $9.1 million in March 2004 when Boeing satisfied the final claim under the contract. Beginning in January of 2004, business between the companies not covered by other contracts is being conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in April 2002 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2004, subject to extension. The new Airbus A380 is expected to utilize more titanium per aircraft than any commercial plane that has ever been produced. In 2003, Airbus became the world's largest producer of commercial aircraft.

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

     In April 2002, RTI Energy Systems was selected by Unocal Corporation to provide production riser equipment in connection with their West Seno project off the coast of Indonesia. RTI provided high-fatigue riser engineering design, in addition to the manufactured components using a combination of titanium and steel. This project, which was completed in the first quarter of 2003, is expected to lead to other opportunities in Indonesia beginning in 2004 and extending over the next 2-3 years.

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

  Backlog

     The Company's order backlog for all markets increased to $100.2 million as of March 31, 2004, from $92.3 million at December 31, 2003, principally in titanium markets as the general economy appears to be increasing and orders for inventory replenishment take hold.

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

  Cash provided by operating activities

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Cash provided by operating activities.......................  $ 3.0   $ 7.6

     The decrease in net cash flows from operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily reflects a decrease in net income of $1.6 million due to a decline in business operating results as mentioned in the "Results of Operations" section of Management's Discussion and Analysis. The remainder of the decrease is primarily due to a decrease in cash generated from reductions in working capital and other balance sheet line items. The decrease in cash generated from working capital and other balance sheet line items when comparing 2004 to 2003 was caused by a decrease in other current liabilities and accounts payable. Included in other current liabilities are the Company's income tax liability and its liability for billings in excess of costs. The Company substantially reduced its income tax liability in the quarter ended March 31, 2004 as payment was made and reduced operating income in the quarter did not necessitate a re-establishment of a material liability at March 31, 2004. The liability for billings in excess of costs decreased during the quarter as new work on projects decreased over the prior period.

     The Company generated cash from continued inventory liquidations in the three months ended March 31, 2004 when compared to the year ago period as work-in-process and finished goods inventories were reduced in the Titanium Group Segment.

     The Company's working capital ratio was 11.1 and 7.8 to 1 at March 31, 2004 and December 31, 2003, respectively.

  Cash used in investing activities

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Cash used in investing activities...........................  $ 1.9   $ 1.3

     Gross capital expenditures for the three months ended March 31, 2004 amounted to $1.9 million compared to $1.3 million in 2003. In all periods, capital spending primarily reflected equipment additions and improvements as well as information systems projects.

     During the three months ended December 31, 2004 and 2003, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2004 will total approximately $8.0 million and will be funded with cash generated by operations.

     At March 31, 2004 and December 31, 2003, the Company had a borrowing capacity equal to $46.0 and $59.4 million, respectively.

  Cash provided by (used in) financing activities

THREE MONTHS ENDED MARCH 31,                                  2004    2003
----------------------------                                  -----   -----
Cash provided by (used in) financing activities.............  $ 2.1   $(0.2)

     The favorable change in cash flows from financing activities for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily reflects an increase in proceeds from the exercise of employee stock options of $2.4 million in 2004.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND POST-RETIREMENT BENEFITS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of March 31, 2004 (dollars in thousands):

                                                    CONTRACTUAL OBLIGATIONS
                              --------------------------------------------------------------------
                              REMAINDER
                                2004       2005      2006      2007    2008   THEREAFTER    TOTAL
                              ---------   -------   -------   ------   ----   ----------   -------
Operating leases............   $1,037     $   889   $   677   $  611   $455     $  749     $ 4,418
Capital leases..............       16          21         5        5      3         --          50
                               ------     -------   -------   ------   ----     ------     -------
  Total contractual
     obligations............   $1,053     $   910   $   682   $  616   $458     $  749     $ 4,468
                               ======     =======   =======   ======   ====     ======     =======

                                                     COMMERCIAL COMMITMENTS
                              --------------------------------------------------------------------
                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                              --------------------------------------------------------------------
                              REMAINDER
                                2004       2005      2006      2007    2008   THEREAFTER    TOTAL
                              ---------   -------   -------   ------   ----   ----------   -------
Long-term supply
  agreements(1).............   $14,107    $10,438   $10,438   $3,761   $ --      $ --      $38,744
Purchase obligations(2).....    15,476         --        --       --     --        --       15,476
Standby letters of
  credit(3).................       210      4,164        --       --     --        --        4,374
                               -------    -------   -------   ------   ----      ----      -------
  Total commercial
     commitments............   $29,793    $14,602   $10,438   $3,761   $ --      $ --      $58,594
                               =======    =======   =======   ======   ====      ====      =======

                                                     POST-RETIREMENT BENEFITS
                               --------------------------------------------------------------------
                               REMAINDER
                                 2004       2005     2006     2007     2008    THEREAFTER    TOTAL
                               ---------   ------   ------   ------   ------   ----------   -------
Post-retirement
  benefits(4)................   $1,367     $1,812   $1,828   $1,846   $1,880    $ 11,884    $20,617
                                ======     ======   ======   ======   ======    ========    =======

---------------

(1) Amounts represent commitments for which contractual terms exceed twelve months.

(2) Amounts primarily represent purchase commitments under purchase orders.

(3) Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(4) The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when incurred. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2004 through 2008 are based on actuarial estimates of expected future cash payments. The Company is not forecasting or required to make a pension contribution in 2004. As in past years, the Company may make voluntary contributions when there is an economic advantage to contribute to the fund. Future contributions to the fund, if required, will be provided based on actuarial evaluation.

CREDIT AGREEMENT

     At March 31, 2004, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. This agreement replaced the previously existing $100 million five-year unsecured revolving credit facility entered into March 31, 1998. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At March 31, 2004, there was $4.4 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $46.0 million.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the three months ended March 31, 2004, the Company spent approximately $0.6 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At March 31, 2004 and December 31, 2003, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at March 31, 2004, $0.5 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1.2 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.6 to $7.9 million in the aggregate. The amount accrued is net of expected contributions from third parties in a range from $0.2 to $2.3 million, which the Company believes are probable. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

  Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude depleted uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when the facility was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

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

EMPLOYEES

     As of March 31, 2004, the Company and its subsidiaries employed 1,097 persons, 414 of whom were classified as administrative and sales personnel. 629 of the total number of employees were in the Titanium Group, while 452 were employed in the Fabrication & Distribution Group.

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

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 which was effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See
Note 3 for the disclosure required by this standard.

     In May 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. In most cases these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company's financial statements.

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

     In accordance with FASB Staff Position 106-1, the Company has elected to defer accounting for the effect of the act. Accordingly, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Act.

     In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest entities, an interpretation of ARB No. 51," (FIN 46) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application at March 31, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the Company's exposure to market risk since the Company filed its Form 10-K on March 8, 2004.

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

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Issuer Purchases of Equity Securities:

                                                                                          MAXIMUM NUMBER
                                                                                         (OR APPROXIMATE
                                                                     TOTAL NUMBER         DOLLAR VALUE)
                                            TOTAL      AVERAGE    OF SHARES PURCHASED   OF SHARES THAT MAY
                                           NUMBER       PRICE         AS PART OF         YET BE PURCHASED
                                          OF SHARES     PAID      PUBLICLY ANNOUNCED    UNDER THE PLANS OR
PERIOD                                    PURCHASED   PER SHARE    PLANS OR PROGRAMS         PROGRAMS
------                                    ---------   ---------   -------------------   ------------------
Balance at December 31, 2003............                                                   $11,382,000
January 1 -- January 31, 2004...........   19,275       14.96           19,275              11,093,646
February 1 -- February 29, 2004.........       --          --               --
March 1 -- March 31, 2004...............       --          --               --
                                           ------       -----           ------             -----------
Total...................................   19,275                       19,275
                                           ======                       ======

     RTI International Metals, Inc. share repurchase program was approved by RTI's Board of Directors on April 30, 1999. The program authorizes the repurchase of up to 15 million dollars of RTI common stock from time to time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
                     Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
            31.1
                     Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
            31.2
                     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.1
                     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2

     (b) Reports on Form 8-K

     On January 27, 2004, the Company filed a Current Report on Form 8-K reporting pursuant to Item 12 to disclose the financial results of the Company for the year ended December 31, 2003.

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

Date: May 7, 2004

                                          By:       /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer