Form 10-K/A
period 2003-12-31
RTI INTERNATIONAL METALS INC
filed 2004-06-28
CIK 1068717

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31,2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 1-10319

                         RTI INTERNATIONAL METALS,INC.
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

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
                                  ANNUAL REPORT
                                       ON
                                    FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2003
                                       OF

                         RTI INTERNATIONAL METALS, INC.

      Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RTI International Metals, Inc., hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 2003, so that, as amended, such Items read as set forth herein.

Index to Exhibits
Exhibit 23.2
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RTI INTERNATIONAL METALS, INC.

                                          By       /s/ GORDON BERKSTRESSER

                                            ------------------------------------
                                                     GORDON BERKSTRESSER
                                                     Vice President & Controller


Dated: JUNE 28, 2004

                                INDEX TO EXHIBITS

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                          DESCRIPTION                                           NUMBER
-------   ----------------------------------------------------------------------   ----------
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

   24     Power of Attorney

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

 32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

 32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

 99.1 Financial Statements of the RMI Employee Savings and Investment Plan for the year ended December 31, 2003

 99.2     Financial Statements of the RMI Bargaining Unit Employee Savings and
          Investment Plan for the year ended December 31, 2003

 99.3     Financial Statements of the RTI International Metals, Inc. Employee
          Savings and Investment Plan for the year ended December 31, 2003