Form 10-Q
period 2004-06-30
RTI INTERNATIONAL METALS INC
filed 2004-08-09
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

     At August 1, 2004, 21,217,892 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2004

                                     INDEX

                                                               PAGE
                                                               ----
PART I--FINANCIAL INFORMATION...............................     2

Item 1.  Consolidated Financial Statements:.................     2
     Consolidated Statement of Operations...................     2
     Consolidated Balance Sheet.............................     3
     Consolidated Statement of Cash Flows...................     4
     Consolidated Statement of Shareholders' Equity.........     5
     Selected Notes to Consolidated Financial Statements....     6

Item 2.  Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    15

Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................    25

Item 4.  Controls and Procedures............................    26

PART II--OTHER INFORMATION..................................    27

Item 2.  Changes in Securities, Use of Proceeds and Issuer
  Purchases of Equity Securities............................    27

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................    27

Item 6.  Exhibits and Reports on Form 8-K...................    28

Signatures..................................................    29

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                 QUARTER ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                           -------------------------   -------------------------
                                              2004          2003          2004          2003
                                           -----------   -----------   -----------   -----------
Sales....................................  $    55,574   $    49,083   $   109,686   $   107,615
Operating costs:
Cost of sales............................       47,500        40,551        97,851        92,686
Selling, general and administrative
  expenses...............................        8,249         7,624        16,815        15,255
Research, technical and product
  development expenses...................          297           307           584           694
                                           -----------   -----------   -----------   -----------
     Total operating costs...............       56,046        48,482       115,250       108,635
                                           -----------   -----------   -----------   -----------
Other operating income (Note 8)..........           97         1,000            97         1,000
                                           -----------   -----------   -----------   -----------
Operating income (loss)..................         (375)        1,601        (5,467)          (20)
Other income (Note 8)....................           54           233         9,372         9,010
Interest income (expense)................           24          (202)           21          (370)
                                           -----------   -----------   -----------   -----------
Income (loss) before income taxes........         (297)        1,632         3,926         8,620
Provision for income taxes (Note 4)......         (730)          621           718         3,276
                                           -----------   -----------   -----------   -----------
Net income...............................  $       433   $     1,011   $     3,208   $     5,344
                                           ===========   ===========   ===========   ===========
Earnings per common share (Note 5)
Net income:
  Basic..................................  $      0.02   $      0.05   $      0.15   $      0.26
                                           ===========   ===========   ===========   ===========
  Diluted................................  $      0.02   $      0.05   $      0.15   $      0.26
                                           ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic..................................   21,202,363    20,834,886    21,154,367    20,823,435
                                           ===========   ===========   ===========   ===========
  Diluted................................   21,480,691    20,952,145    21,621,660    20,923,650
                                           ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2004           2003
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................   $ 77,603       $ 67,970
  Receivables--less allowance for doubtful accounts of
     $1,591 and $1,378......................................     38,135         30,855
  Inventories, net (Note 6).................................    140,313        153,497
  Deferred income taxes.....................................      5,251          5,251
  Other current assets......................................      2,458          3,284
                                                               --------       --------
     Total current assets...................................    263,760        260,857
  Property, plant and equipment, net........................     81,746         85,505
  Goodwill..................................................     34,133         34,133
  Noncurrent deferred income tax asset......................      5,616          5,616
  Intangible pension asset..................................      2,694          3,186
  Other noncurrent assets...................................        794            637
                                                               --------       --------
     Total assets...........................................   $388,743       $389,934
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................   $ 12,400       $ 14,008
  Accrued wages and other employee costs....................      5,527          5,568
  Billings in excess of costs and estimated revenues (Note
     7).....................................................      5,534          7,502
  Income taxes payable......................................         --          4,759
  Other accrued liabilities.................................      1,394          1,492
                                                               --------       --------
     Total current liabilities..............................     24,855         33,329
  Long-term debt (Note 9)...................................         --             --
  Accrued postretirement benefit cost (Note 10).............     20,806         20,428
  Accrued pension cost (Note 10)............................     13,348         12,445
  Other noncurrent liabilities..............................      6,239          6,072
                                                               --------       --------
     Total liabilities......................................     65,248         72,274
                                                               --------       --------
  Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,598,414 and 21,337,002 shares issued;
     21,212,476 and 20,934,663 shares outstanding...........        216            213
  Additional paid-in capital................................    248,500        244,860
  Deferred compensation.....................................     (2,737)        (2,009)
  Treasury stock, at cost; 421,614 and 402,339 shares.......     (3,906)        (3,618)
  Accumulated other comprehensive loss......................    (19,118)       (19,118)
  Retained earnings.........................................    100,540         97,332
                                                               --------       --------
     Total shareholders' equity.............................    323,495        317,660
                                                               --------       --------
       Total liabilities and shareholders' equity...........   $388,743       $389,934
                                                               ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2004          2003
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 3,208       $ 5,344
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      5,968         6,039
  (Gain) loss on sale of property, plant and equipment......          4          (967)
  Stock-based compensation and other........................        560           720

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................     (7,523)        3,286
  Inventories...............................................     13,184         3,814
  Accounts payable..........................................     (1,608)       (4,003)
  Other current liabilities.................................     (6,866)        1,494
  Other assets and liabilities..............................      2,891          (420)
                                                                -------       -------
     Cash provided by operating activities..................      9,818        15,307
                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property, plant and equipment...         75         1,437
  Capital expenditures......................................     (2,294)       (3,163)
                                                                -------       -------
     Cash used in investing activities......................     (2,219)       (1,726)
                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred charges relating to credit facility..............       (285)           --
  Proceeds from exercise of employee stock options..........      2,607            51
  Purchase of common stock held in treasury.................       (288)         (224)
                                                                -------       -------
     Cash provided by (used in) financing activities........      2,034          (173)
                                                                -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................      9,633        13,408
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     67,970        40,666
                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $77,603       $54,074
                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........    $   307       $   238
  Cash paid for income taxes................................    $ 4,148       $ 2,948

NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......    $ 1,036       $   769
  Capital lease obligations incurred........................    $    --       $     6

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                       ADDT'L                   TREASURY                   OTHER
                                 SHARES      COMMON   PAID-IN      DEFERRED      COMMON     RETAINED   COMPREHENSIVE
                               OUTSTANDING   STOCK    CAPITAL    COMPENSATION     STOCK     EARNINGS       LOSS         TOTAL
                               -----------   ------   --------   ------------   ---------   --------   -------------   --------
Balance at December 31,
  2003.......................  20,934,663     $213    $244,860     $(2,009)      $(3,618)   $ 97,332     $(19,118)     $317,660
Shares issued for restricted
  stock award plans..........      87,429        1       1,035      (1,036)           --          --           --            --
Compensation expense
  recognized.................          --       --          --         308            --          --           --           308
Treasury common stock
  purchased at cost..........     (19,275)      --          --          --          (288)         --           --          (288)
Exercise of employee stock
  options including tax
  benefit of stock plans.....     209,659        2       2,605          --            --          --           --         2,607
Net income...................          --       --          --          --            --       3,208           --         3,208
Comprehensive income.........
                               ----------     ----    --------     -------       -------    --------     --------      --------
Balance at June 30, 2004.....  21,212,476     $216    $248,500     $(2,737)      $(3,906)   $100,540     $(19,118)     $323,495
                               ==========     ====    ========     =======       =======    ========     ========      ========


                               COMPREHENSIVE
                                  INCOME
                               -------------
Balance at December 31,
  2003.......................
Shares issued for restricted
  stock award plans..........
Compensation expense
  recognized.................
Treasury common stock
  purchased at cost..........
Exercise of employee stock
  options including tax
  benefit of stock plans.....
Net income...................      3,208
                                  ------
Comprehensive income.........     $3,208
                                  ======
Balance at June 30, 2004.....

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

NOTE 3--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS

2004 STOCK PLAN

     The 2004 Stock Plan, which was approved by a vote of the Company's shareholders at the 2004 Annual Meeting of Shareholders, replaced the 1995 Stock Plan. The Plan permits the grant of any or all of the following types of awards in any combination: a) stock options; b) stock appreciation rights; and c) restricted stock. The plan does not permit the granting of options with exercise prices that are less than the market value on the date the options are granted. A committee appointed by the Board of Directors administers the Plan, determines the type or types of grants to be made under the Plan and sets forth in each such Grant the terms, conditions and limitations applicable to it, including, in certain cases, provisions relating to a possible change in control of the Company. The Plan has a 10 year term and with the exception of certain carry over provisions of the 1995 Plan the maximum number of shares available for issuance is 2,500,000.

     During the first quarter of 2004, 184,000 option shares were granted at an exercise price of $14.96 under the 1995 Plan. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 184,000 of the option shares granted in 2004 were outstanding at June 30, 2004.

     During the first quarter of 2004, 69,250 shares of restricted stock were granted under the 1995 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the five-year vesting period.

     During the second quarter of 2004, 18,179 shares of restricted stock were granted to outside Directors under the 2004 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the one-year vesting period.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter and six months ended June 30, 2004 and 2003 would have been as follows (dollars in thousands):

                                                              QUARTER ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              --------------   -----------------
                                                              2004     2003     2004      2003
                                                              -----   ------   -------   -------
Net income
  As reported...............................................  $ 433   $1,011   $3,208    $5,344
  Total stock-based compensation expense based on the fair
     value method for all awards, net of tax................    (40)    (112)    (203)     (250)
                                                              -----   ------   ------    ------
  Pro forma.................................................  $ 393   $  899   $3,005    $5,094
                                                              =====   ======   ======    ======
Basic earnings per share
  As reported...............................................  $0.02   $ 0.05   $ 0.15    $ 0.26
  Pro forma.................................................  $0.02   $ 0.04   $ 0.15    $ 0.24
Diluted earnings per share
  As reported...............................................  $0.02   $ 0.05   $ 0.15    $ 0.26
  Pro forma.................................................  $0.02   $ 0.04   $ 0.15    $ 0.24

     Included in the Company's income for the quarters ended June 30, 2004 and 2003 is stock-based compensation expense amounting to $0.2 million. For the six months ended June 30, 2004 and 2003, stock-based compensation expense was $0.3 million and $0.4 million, respectively.

NOTE 4--INCOME TAXES

     In the six months ended June 30, 2004, the Company recorded an income tax expense of $.7 million, or 18% of pre-tax income compared to an expense of $3.3 million, or 38% for the six months ended June 30, 2003. The cumulative effective tax rate for the six-month periods ended June 30, 2004 and June 30, 2003 was 18% and 38%, respectively. The estimated annual effective tax rate at June 30, 2004 of 18% was less than the federal statutory rate of 35% due to differences between the U.S. and foreign statutory tax rates and the mix of anticipated income from such sources. The estimated annual effective tax rate at June 30, 2003 exceeded the federal statutory rate of 35% primarily as a result of state income taxes.

NOTE 5--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands except number of shares and per share amounts):

                                           QUARTER ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                      -------------------------------   -------------------------------
                                       NET                  EARNINGS     NET                  EARNINGS
                                      INCOME     SHARES     PER SHARE   INCOME     SHARES     PER SHARE
                                      ------   ----------   ---------   ------   ----------   ---------
2004
Basic EPS...........................  $  433   21,202,363     $0.02     $3,208   21,154,367     $0.15
Effect of potential common stock:
  Stock options.....................      --      278,328        --         --      467,293        --
                                      ------   ----------     -----     ------   ----------     -----
Diluted EPS.........................  $  433   21,480,691     $0.02     $3,208   21,621,660     $0.15
                                      ======   ==========     =====     ======   ==========     =====

2003
Basic EPS...........................  $1,011   20,834,886     $0.05     $5,344   20,823,435     $0.26
Effect of potential common stock:
  Stock options.....................      --      117,259        --         --      100,215        --
                                      ------   ----------     -----     ------   ----------     -----
Diluted EPS.........................  $1,011   20,952,145     $0.05     $5,344   20,923,650     $0.26
                                      ======   ==========     =====     ======   ==========     =====

     605,541 and 1,165,688 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended June 30, 2004 and 2003, respectively; and 451,360 and 1,131,254 have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 6--INVENTORIES

     Inventories consisted of (dollars in thousands):

                                                              JUNE 30, 2004   DECEMBER 31, 2003
                                                              -------------   -----------------
Raw material and supplies...................................    $ 44,148          $ 49,248
Work-in-process and finished goods..........................     112,514           120,718
Adjustment to LIFO values...................................     (16,349)          (16,469)
                                                                --------          --------
  Inventories, at LIFO cost.................................    $140,313          $153,497
                                                                ========          ========

NOTE 7--BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $5.5 million as of June 30, 2004 and $7.5 million as of December 31, 2003. These amounts primarily represent payments, received in advance from energy market and aerospace customers and a European distribution customer on long-term orders, which the Company has not recognized as revenues. The decrease reflects the Company fulfilling obligations and recognizing revenue related to advance payments.

NOTE 8--OTHER INCOME

     For the three and six months ended June 30, 2004 and 2003, the components of other operating income and other income are as follows (dollars in millions):

                                          QUARTER ENDED        SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                         ----------------      ----------------
                                         2004       2003       2004       2003
                                         -----      -----      -----      -----
Other Operating Income
Gain on disposal of plant site.........  $ 0.1(1)   $ 1.0(3)   $ 0.1(1)   $ 1.0(3)
                                         =====      =====      =====      =====
Other Income
Gain on receipt of liquidated
  damages..............................  $  --      $  --      $ 9.1(2)   $ 8.4(2)
Loss on disposal other assets..........     --       (0.1)        --       (0.2)
Foreign exchange gains (losses) and
  other................................    0.1        0.3        0.3        0.8
                                         -----      -----      -----      -----
  Total................................  $ 0.1      $ 0.2      $ 9.4      $ 9.0
                                         =====      =====      =====      =====

Certain prior period amounts have been reclassified to conform to the current period presentation.
---------------

(1) This amount is the income resulting from the sale leaseback at one of the Company's facilities.

(2) These gains were financial settlements from Boeing Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. Boeing has satisfied the final claim under this agreement.

(3) This amount represents a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities that in recent years had only been used for storage of raw materials.

NOTE 9--LONG TERM DEBT

     The Company amended its existing $100 million, three-year credit agreement on June 4, 2004. The amendment provides for $90 million of standby credit through May 31, 2008. The Company has the option to increase the available credit to $100 million without prior bank group approval. The terms and conditions of the amended facility remain unchanged with the exception that the tangible net worth covenant in the replaced facility was eliminated.

     Under the terms of the amended facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted.

     The existing facility was to expire on May 31, 2005. At June 30, 2004 the Company had $4.4 million of standby letters of credit outstanding under the facility.

NOTE 10--PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     The Company froze benefits under one of its defined benefit plans, The TRADCO Pension Plan, effective June 30, 2004. The plan will continue to operate, to pay benefits and to receive contributions as to all benefits earned through June 30, 2004. The plan was replaced with the existing RTI International Metals, Inc., Employee Savings and Investment (401k) Plan.

     The curtailment effect of the TRADCO Pension Plan ("the Plan") resulted in a charge to income of $37,000. The curtailment of the Plan will result in a second half 2004 reduction to periodic pension expense of $50,000.

     The cost of the Company's retiree health care plans (Other Postretirement Benefits) is capped at predetermined out-of-pocket spending limits. Retiree health care is available to participants in the defined benefit pension plans. Benefit payments are made from company assets. Other Postretirement Benefits are not funded.

     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("the Act") was enacted in the U. S. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is "actuarially equivalent" to prescription benefits provided under the Act.

     On May 19, 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" which provides guidance on the accounting for the effects of the Act. FASB Staff Position 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

     As discussed, the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The out-of-pocket limits provide for both retiree medical and prescription drug benefits under one limit without specification of the amount for medical versus drug benefit. In order for the Company to receive a subsidy under the act the prescription drug benefits provided by the Company must be actuarially equivalent to the Act. The Company has not yet determined whether its prescription drug benefits are actuarially equivalent. The Company expects that additional guidance will be issued regarding the act in order to determine actuarial equivalency.

     In the event the Company does not provide actuarially equivalent prescription drug benefits the Company will evaluate whether an opt-out assumption is required whereby retirees under the Company's plan elect to opt out of the plan to participate in the benefits of the Act. Should an opt-out assumption be appropriate or the Company qualifies for the federal subsidy an actuarial gain will be recorded.

     The Company has not completed its evaluation of the impact of the Act's benefits and subsidies on the Company's accumulated benefit obligation for other postretirement benefits. The Company also has not determined what changes would be required to the current benefits provided to allow the Company to qualify for the federal subsidy. As a result, the financial impact of the act, if any, cannot be reasonably estimated.

     The effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 has not been reflected in the Accumulated Projected Benefit Obligation ("APBO").

     The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six months ended June 30 for each year for those salaried and hourly covered employees (dollars in thousands):

                                         PENSION BENEFITS                OTHER POSTRETIREMENT BENEFITS
                               -------------------------------------   ---------------------------------
                                 QUARTER ENDED     SIX MONTHS ENDED    QUARTER ENDED   SIX MONTHS ENDED
                                   JUNE 30,            JUNE 30,          JUNE 30,          JUNE 30,
                               -----------------   -----------------   -------------   -----------------
                                2004      2003      2004      2003     2004    2003     2004      2003
                               -------   -------   -------   -------   -----   -----   -------   -------
Service cost.................  $   589   $   577   $ 1,178   $ 1,154   $ 95    $100    $  190    $  200
Interest cost................    1,587     1,622     3,174     3,244    407     396       814       792
Expected return on plan
  assets.....................   (2,006)   (2,047)   (4,012)   (4,094)    --      --        --        --
Amortization of prior service
  cost.......................      144       144       288       288     44      44        88        88
Amortization of unrealized
  gains and losses...........      357       202       714       404     70      25       140        50
                               -------   -------   -------   -------   ----    ----    ------    ------
    Net periodic benefit
      cost...................  $   671   $   498   $ 1,342   $   996   $616    $565    $1,232    $1,130
                               =======   =======   =======   =======   ====    ====    ======    ======

     RTI International Metals also has a supplemental pension Program ("Program") for certain key employees. The Program is unfunded. The second quarter net periodic benefit cost related to the Program was $128,983 for 2004 and $106,277 for 2003 and for the six months ended June 30, 2004 and 2003 was $259, 966 and $212,554, respectively.

NOTE 11--COMMITMENTS AND CONTINGENCIES

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the six months ended June 30, 2004, the Company spent approximately $0.8 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     Given the status of the proceedings at certain sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined.

     At June 30, 2004 and December 31, 2003, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at June 30, 2004, $0.5 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1.2 million is recorded in other non-current liabilities.

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

  Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude depleted uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when the facility was no longer needed for processing government material. Processing of uranium ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

     In December, 2003, in accordance with the terms of the contract for remediation, the Department of Energy terminated the contract "for convenience." Remaining soil removal is expected to take approximately 18-24 months. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation.

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

  Purchase Commitments

     The Company has purchase commitments for materials, supplies, and machinery and equipment as part of the ordinary course of business. A few of these commitments extend beyond one year. The Company believes these commitments are not at prices in excess of current market.

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

NOTE 12--TRANSACTIONS WITH RELATED PARTIES

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

     The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, plate and sheet. Titanium mill products are sold primarily to customers such as metal fabricators, forge shops and, to a lesser extent, metal distribution companies. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate or further process mill products into finished or semi-finished components or parts. The Titanium Group included the activities related to the clean up and remediation of a former titanium extrusion facility operated by the Company under a contract from the U.S. Department of Energy.

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

     Segment information for the quarters ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 is as follows (dollars in thousands):

                                                  QUARTER ENDED      SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                                -----------------   -------------------
                                                 2004      2003       2004       2003
                                                -------   -------   --------   --------
TOTAL SALES
  Titanium Group..............................  $35,023   $40,777   $ 72,741   $ 73,519
  Fabrication and Distribution Group..........   51,671    38,380     96,781     84,429
                                                -------   -------   --------   --------
     Total....................................   86,694    79,157    169,522    157,948
INTER AND INTRA SEGMENT SALES
  Titanium Group..............................   22,072    26,966     46,690     45,473
  Fabrication and Distribution Group..........    9,048     3,108     13,146      4,860
                                                -------   -------   --------   --------
     Total....................................   31,120    30,074     59,836     50,333
TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group..............................   12,951    13,811     26,051     28,046
  Fabrication and Distribution Group..........   42,623    35,272     83,635     79,569
                                                -------   -------   --------   --------
     Total....................................  $55,574   $49,083   $109,686   $107,615
                                                =======   =======   ========   ========
OPERATING INCOME (LOSS)

  Titanium Group..............................  $(2,105)  $ 1,263   $ (6,250)  $ (2,112)
  Fabrication and Distribution Group..........    1,730      (662)       783      1,092
                                                -------   -------   --------   --------
     Total....................................  $  (375)  $   601   $ (5,467)  $ (1,020)
                                                =======   =======   ========   ========
INCOME (LOSS) BEFORE INCOME TAXES:

  Titanium Group..............................  $(2,009)  $ 2,385   $  3,143   $  7,887
  Fabrication & Distribution Group............    1,712      (753)       783        733
                                                -------   -------   --------   --------
     Total....................................  $  (297)  $ 1,632   $  3,926   $  8,620
                                                =======   =======   ========   ========

NOTE 14--NEW ACCOUNTING PRONOUNCEMENTS

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

     In May 2004, the FASB issued Staff Position FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003," to provide guidance on accounting for the effects of the Act. The Staff Position requires treating the effect of the employer subsidy on the accumulated postretirement benefit obligation (APBO) as an actuarial gain. The effect of the subsidy is to be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are to be treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduced benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are to be accounted for as prior service costs.

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

     In accordance with FSP 106-2, the Company has elected to defer accounting for the effect of the act. Accordingly, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Act.

NOTE 15--SUBSEQUENT EVENT

     On July 15, 2004 all of the shareholders of Galt Alloys, Inc., ("Galt") an Ohio corporation were provided cash consideration of $825.55 per share under a merger agreement dated July 15, 2004. The merger agreement by and between RMI Titanium Company, ("RMI") an Ohio corporation and Galt provided for the surviving corporation, RMI to acquire all of the 26,770 outstanding shares. Prior to the merger RMI owned 90% of the outstanding shares and an unrelated entity owned 10%. Concurrent with the merger agreement Galt Alloys, Inc., shares were cancelled and retired and Galt ceased to exist as a separate corporate entity, and its assets and liabilities are now owned 100% by RMI Titanium Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

  Net Sales

     Net sales increased to $55.6 million for the three months ended June 30, 2004 compared to net sales of $49.1 million in the corresponding 2003 period. Sales for the Company's Titanium Group amounted to $35.0 million, including intercompany sales of $22.1 million, in the three months ended June 30, 2004 compared to $40.8 million, including intercompany sales of $27.0 million, in the same period of 2003.

     Titanium Group net sales decreased as a result of reduced revenue generation on inter-company sales of flat-rolled products. Shipments of Titanium Group mill product in the quarter was .1 million pounds less than the year ago quarter. Revenue was also reduced from the year ago quarter from the since terminated contract that RMI had with the DOE. In December, 2003 the DOE terminated the contract with RMI. Since December, 2003 RMI has continued to perform some soil removal services but at considerably reduced levels from the year ago period.

     Sales for the Company's Fabrication and Distribution Group ("F&D") amounted to $51.7 million, including inter-company sales of $9.0 million, in the three months ended June 30, 2004 compared to $38.4 million, including inter-company sales of $3.1 million, in the same period of 2003. The 35% increase in revenue was a result of increased revenue from extrusion markets, increased revenue on sheet and plate marketed through F&D, increased shipments of commercially pure product and higher sales in energy markets. Sales were increased generally on higher demand from aircraft related markets and energy markets primarily related to work-over and repair projects.

     Shipments of all mill products from both Groups in the three months ended June 30, 2004 amounted to 1.5 million pounds. Shipments in the three months ended June 30, 2003 totaled 1.4 million pounds. Average realized prices on all mill products for the three months ended June 30, 2004 equaled $14.02 per pound compared to $16.60 in the quarter ended June 30, 2003.

  Gross Profit

     Gross profit amounted to $8.1 million, or 14.5% of sales for the three months ended June 30, 2004 compared to a gross profit of $8.5 million or 17.4% for the comparable 2003 period. Gross margin was reduced as a result of reduced revenue of 14% in the Titanium segment partially offset by reduced costs associated with the labor stoppage. Increased gross margins in extrusion markets, sheet and plate and energy provided a partial offset to the Titanium segments decrease in gross margins.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $8.2 million or 14.8% of sales for the three months ended June 30, 2004, compared to $7.6 million or 15.5% of sales for the same period in 2003. The increase in SG&A was primarily due to costs associated with the implementation of section 404 of the Sarbanes-Oxley Act of 2002 of approximately $0.4 million and increased pension and OPEB costs of approximately $0.2 million.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $0.3 million in 2004, compared to $0.3 million in 2003.

  Other Operating Income

     Other operating income for the three months ended June 30, 2004 and June 30, 2003 amounted to $.1 million and $1.0 million, respectively. Other Operating Income was the result of income on a sale and leaseback at one of the Company's facilities in the second quarter of 2003. The deferred profit from this sale is being amortized over the five year lease term.

  Operating Income (Loss)

     An operating loss for the three months ended June 30, 2004 amounted to $0.4 million, or (0.7%) of sales compared to operating income of $1.6 million, or 3.3% of sales, in the same period of 2003. The operating loss was a result of reduced margins in the Titanium Segment primarily as a result of reduced revenue, increased costs associated with the terminated DOE contract and implementation costs of section 404 of the Sarbanes-Oxley Act of 2002.

  Other Income

     Other income for the three months ended June 30, 2004 and June 30, 2003 amounted to $.1 and $.2 million, respectively.

  Interest Income (Expense)

     Interest income net of expense for the three months ended June 30, 2004 amounted to $24 thousand compared to net interest expense of $0.2 million for the period ending June 30, 2003. Interest income for the 3 months ended June 30, 2004 was a result of earnings on cash accumulation during the quarter offset by bank fees. Interest expense for the comparable period a year ago was the result of interest on cash offset by bank fees on the Company's unused credit facility. The Company had no bank debt at June 30, 2004 and 2003.

  Income Taxes

     In the three months ended June 30, 2004, the Company recorded an income tax credit of ($0.7) million compared to a $0.6 million expense recorded in the same period in 2003. The credit of ($0.7) million was due to the effect of a change in estimate of lower pre-tax income for the year 2004 and the relationship between domestic and foreign forecasted pre-tax results. The mix of domestic and foreign forecasted pre-tax income and differences between U.S. and foreign statutory rates resulted in an effective tax rate of 18% at June 30, 2004, which is less than the federal statutory rate of 35%. The effective tax rate in the second quarter of 2003 was 38% which was higher than the statutory rate of 35% due to the net impact of state income taxes.

     To the extent that the actual annual pre-tax results for domestic and foreign income differ from the forecasted estimates applied at June 30, 2004, the actual provision for income taxes recognized could be materially different from the annual tax provision as of the end of the second quarter.

  Net Income

     Net income for the three months ended June 30, 2004 amounted to $0.4 million or less than 1% of sales compared to $1.0 million or 2.1% of sales in the comparable period in 2003. The reduction in net income was a result of a decrease in Titanium Segment net income caused by a reduction in revenue from mill product shipments and the terminated contract with the DOE. SG&A was increased as a result of the same DOE contract and compliance with the Sarbanes-Oxley Act. Partially offsetting the decreased revenues and increased SG&A costs was a reduction in the effective tax rate.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

  Net Sales

     Net sales increased to $109.7 million for the six months ended June 30, 2004 compared to net sales of $107.6 million in the corresponding 2003 period. Sales for the Company's Titanium Group amounted to $72.7 million, including intercompany sales of $46.7 million, in the six months ended June 30, 2004 compared to $73.5 million, including intercompany sales of $45.5 million, in the same period of 2003. Titanium Group sales remained steady with a slight decrease due to flat-rolled products. Sales for the Company's Fabrication and Distribution Group amounted to $96.8 million, including intercompany sales of $13.1 million, in the six months ended June 30, 2004, compared to $84.4 million, including intercompany sales of $4.9 million, in the same period of 2003. This increase primarily reflects increased revenue from the extrusion markets, increased revenue on sheet and plate marketed through F&D, increased shipments of commercially pure product and higher sales in energy markets.

  Gross Profit

     Gross profit amounted to $11.8 million, or 10.8% of sales for the six months ended June 30, 2004 compared to a gross profit of $14.9 million or 13.9% for the comparable 2003 period. Gross profit was lower than the year ago period as a result of reduced sales in the Company's energy markets and as a result of the

DOE contract termination. Reduced margins in the Titanium Group on mill products was partially offset by increased margins in the Fabrication and Distribution Groups sales in extrusion and flat rolled products.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $16.8 million or 15.3% of sales for the six months ended June 30, 2004, compared to $15.3 million or 14.2% of sales for the same period in 2003. The increase was due to costs associated with the implementation of the Sarbanes-Oxley Act of 2002 of approximately $1.0 million and increased pension expense of approximately $0.4 million.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $0.6 and $0.7 million for the six-months ended June 30, 2004 and 2003, respectively.

  Other Operating Income

     Other operating income for the six months ended June 30, 2004 and June 30, 2003 amounted to $.1 million and $1 million, respectively. Included in this item is the sale leaseback income from one of the Company's facilities in the second quarter of 2003. The deferred profit from this sale is being amortized over the five year lease term.

  Operating Income (Loss)

     An operating loss for the six months ended June 30, 2004 amounted to $5.5 million, or (5.0)% of sales compared to operating loss of $20 thousand, or (0.)% of sales, in the same period of 2003. This decline consists of a decrease in operating income from the Titanium Group, from $2.1 million of loss in 2003 to a loss of $6.3 million in 2003, equal to $4.2 million primarily due to a decrease in mill product shipments.

  Other Income

     Other income for the six months ended June 30, 2004 and June 30, 2003 amounted to $.2 and $9 million, respectively. Other income reflects the receipt of liquidated damages from the Boeing Airplane Group of $9.1 million and $8.4 million in 2004 and 2003 respectively.

  Interest Income (Expense)

     Interest income for the six months ended June 30, 2004 and June 30, 2003 amounted to $21 thousand and compared to interest expense (net) of $.4 million for the six months ended June 30, 2003. Interest income for six months ended June 30, 2004 was a result of earnings on cash accumulation during the period offset by bank fees. Interest expense for the comparable period of 2003 was primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at June 30, 2004 and 2003.

  Income Taxes

     In the six months ended June 30, 2004 the Company recorded an income tax expense of $0.7 million compared to a $3.3 million expense recorded in the same period in 2003. The expense of $0.7 million was due to the effect of a change in estimate of lower pre-tax income for the year 2004 and the relationship between domestic and foreign forecasted pre-tax results. The mix of domestic and foreign forecasted pre-tax income and differences between U.S. and foreign statutory rates resulted in an effective tax rate of 18% at June 30, 2004, which is less than the federal statutory rate of 35%. The effective tax rate in the second quarter of 2003 was 38% which was higher than the statutory rate of 35% due to the net impact of state income taxes.

     To the extent that the actual annual pre-tax results for domestic and foreign income differ from the forecasted estimates applied at June 30, 2004, the actual provision for income taxes recognized could be materially different from the annual tax provision as of the end of the second quarter.

  Net Income

     Net income for the six months ended June 30, 2004 amounted to $3.2 million or 2.9% of sales, compared to $5.3 million or 5.0% of sales in the comparable 2003 period. This decline consists of a decrease in operating income from the Titanium Group.

OUTLOOK

  Overview

     Weak U.S. and global economies, the terrorist attacks of September 11, 2001, the ongoing conflicts in the Middle East, and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS") had a significant adverse effect on the overall titanium industry, but the outlook appears somewhat brighter going forward.

     According to the U.S. Geological Survey, U.S. shipments of titanium mill products declined from a high of approximately 65 million pounds in 1997 to approximately 34 million pounds in 2003. Shipment levels in 2004, however, are expected to be up from 2003 due to an inventory replenishment cycle along with increased demand from an improving economy.

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

     Following the drop in aircraft demand, Boeing and Airbus continued to reduce their build rates for aircraft, including an aggregate 13.5% cutback in 2003. Their combined build rate for large commercial aircraft for 2004 is currently expected to be up slightly at 590 planes. A slight increase in commercial aerospace production is expected in 2005 growing somewhat in 2006.

     Airbus has announced the launch of a large widebody aircraft, the A380, and Boeing has launched a new aircraft, the 7E7, both of which are expected to use large quantities of titanium, in the second half of this decade. Longer term, the commercial aerospace sector is expected to continue to be a very significant consumer of titanium products due to the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial fleets over the next 20 years.

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

     The effect of the reduction in commercial aircraft demand on RTI was partially mitigated by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI agreed to supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, had an initial term of five years and concluded at the end of 2003. Under the accord, Boeing received firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fell short of the minimum commitment, the contract contains provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, 2001, 2002 and 2003, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 was settled during the first quarter of 2003 for approximately $8 million. Boeing ordered 0.4 million pounds in 2003, the final year of the contract, and accordingly, the Company received a payment of $9.1 million in March 2004 when Boeing satisfied the final claim under the contract. Beginning in January of 2004, business between the companies not covered by other contracts is being conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in April 2002 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2004, subject to extension. The new Airbus A380 is expected to utilize more titanium per aircraft than any commercial plane yet produced. In 2003, Airbus became the world's largest producer of commercial aircraft.

     With SARS apparently under control and industry forecasters projecting increases in future commercial air traffic, the Company is optimistic that the commercial aerospace market is at or near the bottom of this decline. In August, 2003, SpeedNews reported that the International Civil Aviation Organization
(ICAO) expected world airline traffic to increase 4.4% in 2004 and 6.3% in 2005. Traditionally, as traffic increases, airlines become more profitable and order new airplanes. However, it must be noted that due to production lead times any improvements in the orders of planes will take some time to be reflected in shipments of titanium. Additionally, a number of planes taken out of service by the airlines during this downturn are likely to be returned. For this reason, the Company does not anticipate significant improvement in this market.

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

     Another positive development in this market was that Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion JSF program. The aircraft, which will be used by all branches of the military, is expected to consume 25,000 to 30,000 pounds of titanium per airplane. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. As of this printing it appears the Defense Department will authorize a delay in start up which is intended to give the program time to fix the overweight condition mainly affecting the short takeoff and vertical landing versions. This could delay the first flight from 2005 to 2006. The Company has entered into agreements with Lockheed and its teaming partner, BAE Systems, to be the supplier of titanium sheet and plate for the design and development phase of the program over the next five years.

     Despite the forecasted increases in the defense market, it is not expected to completely offset the effects of the relative softness in the commercial aerospace market.

  Industrial and Consumer Markets

     46% of RTI's 2003 revenues were generated in various industrial and consumer markets where business conditions are expected to be mixed over the next twelve months.

     Revenues from oil and gas markets are expected to be reduced somewhat in 2004 due to the timing of two large projects, but will increase in 2005 and 2006, due to continued activity in deep water projects predicted over the next several years.

     In April 2002, RTI Energy Systems was selected by Unocal Corporation to provide production riser equipment in connection with their West Seno project off the coast of Indonesia. RTI provided high-fatigue riser engineering design, in addition to the manufactured components using a combination of titanium and steel. This project, which was completed in the first quarter of 2003, is expected to lead to other opportunities in Indonesia in late 2004 and extending over the next 2-3 years.

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

  Backlog

     The Company's order backlog for all markets increased to $103.7 million as of June 30, 2004, from $92.3 million at December 31, 2003, principally in titanium markets as the general economy appears to be increasing and orders for inventory replenishment take hold.

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

  Cash provided by operating activities

SIX MONTHS ENDED JUNE 30,                                     2004   2003
-------------------------                                     ----   -----
Cash provided by operating activities.......................  $9.8   $15.3

     The decrease in net cash flows from operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily reflects a decrease in net income of $2.1 million due to a decline in business operating results as mentioned in the "Results of Operations" section of Management's Discussion and Analysis. The remainder of the decrease is primarily due to a decrease in cash generated from reductions in working capital and other balance sheet line items. The decrease in cash generated from working capital and other balance sheet line items when comparing 2004 to 2003 was caused by a decrease in other current liabilities, an increase in accounts receivable, offset by a decline in inventory. Included in other current liabilities are the Company's income tax liability and its liability for billings in excess of costs. The Company substantially reduced its income tax liability in the six months ended June 30, 2004 as payment was made and the reduced operating income in the six months did not necessitate a re-establishment of a material liability at June 30, 2004. The liability for billings in excess of costs decreased during the six months as new work on projects decreased over the prior period.

     The Company generated cash from continued inventory liquidations in the six months ended June 30, 2004 when compared to the year ago period as work-in-process and finished goods inventories were reduced in the Titanium Group Segment.

     The Company's working capital ratio was 10.6 and 7.8 to 1 at June 30, 2004 and December 31, 2003, respectively.

  Cash used in investing activities

SIX MONTHS ENDED JUNE 30,                                     2004    2003
-------------------------                                     -----   -----
Cash used in investing activities...........................  $(2.2)  $(1.7)

     Gross capital expenditures for the six months ended June 30, 2004 amounted to $2.3 million compared to $3.2 million in 2003. In all periods, capital spending primarily reflected equipment additions and improvements as well as information systems projects.

     During the six months ended June 30, 2004 and 2003, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2004 will total approximately $8.0 million and will be funded with cash generated by operations.

     At June 30, 2004 and December 31, 2003, the Company had a borrowing capacity equal to $39.2 and $59.4 million, respectively.

  Cash provided by (used in) financing activities

SIX MONTHS ENDED JUNE 30,                                     2004   2003
-------------------------                                     ----   ----
Cash provided by (used in) financing activities.............  $2.0   $(.2)

     The favorable change in cash flows from financing activities for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily reflects an increase in proceeds from the exercise of employee stock options of $2.6 million in 2004.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND POST-RETIREMENT BENEFITS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of June 30, 2004 (dollars in thousands):

                            REMAINDER
                              2004       2005      2006      2007      2008    THEREAFTER    TOTAL
                            ---------   -------   -------   -------   ------   ----------   -------
CONTRACTUAL OBLIGATIONS
  Operating leases........   $ 1,242    $ 2,067   $ 1,677   $ 1,457   $  959    $ 1,443     $ 8,845
  Capital leases..........        83        144        45        20       --         --         292
                             -------    -------   -------   -------   ------    -------     -------
     Total contractual
       obligations........     1,325      2,211     1,722     1,477      959      1,443       9,137
                             -------    -------   -------   -------   ------    -------     -------

COMMERCIAL COMMITMENTS
  Long-term supply
     agreements(1)........     2,050         --        --        --       --         --       2,050
  Purchase
     obligations(2).......    21,800     10,900    10,500     3,800       --         --      47,000
                             -------    -------   -------   -------   ------    -------     -------
     Total commercial
       commitments........    23,850     10,900    10,500     3,800       --         --      49,050
                             -------    -------   -------   -------   ------    -------     -------

POST-RETIREMENT BENEFITS
  Post-retirement
     benefits(3)..........       940      1,812     1,828     1,846    1,880     12,500      20,806
                             -------    -------   -------   -------   ------    -------     -------
     Total Obligations,
       Commitments, and
       Post-Retirement
       Benefits...........   $26,115    $14,923   $14,050   $ 7,123   $2,839    $13,943     $78,993
                             =======    =======   =======   =======   ======    =======     =======

---------------

(1) Amounts represent commitments for which contractual terms exceed twelve months.

(2) Amounts primarily represent purchase commitments under purchase orders.

(3) The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when incurred. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2004 through 2008 are based on actuarial estimates of expected future cash payments. The Company is not forecasting or required to make a pension contribution in 2004. As in past years, the Company may make voluntary contributions when there is an economic advantage to contribute to the fund. Future contributions to the fund, if required, will be provided based on actuarial evaluation.

CREDIT AGREEMENT

     On June 4, 2004, the Company amended its existing $100 million credit agreement to a $90 million facility with an expiration of May 31, 2008. The amendment provides for the Company to increase the facility to $100 million without prior bank group approval. The existing facility was to expire on May 31, 2005. The terms of the facility remain unchanged except the covenant regarding tangible net worth was eliminated.

     Under the terms of the amended facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At June 30, 2004, there was $4.4 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $39.2 million.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the six months ended June 30, 2004, the Company spent approximately $0.8 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At June 30, 2004 and December 31, 2003, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at June 30, 2004, $0.5 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1.2 million is recorded in other non-current liabilities.

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

EMPLOYEES

     As of June 30, 2004, the Company and its subsidiaries employed 1,049 persons, 371 of whom were classified as administrative and sales personnel. 620 of the total number of employees were in the Titanium Group, while 413 were employed in the Fabrication & Distribution Group.

     The United Steelworkers of America represents 357 of the hourly clerical and technical employees at RMI's plant in Niles, Ohio and 15 hourly employees at RMI Environmental Services in Ashtabula, Ohio. No other Company employees are represented by a union.

     In 1999 the Niles, Ohio plant and the United Steel Workers of America, after a strike, agreed to a forty-two month contract which expired on October 15, 2003. The contract was extended twice as local management and the union negotiated the terms of a new contract. On October 25, 2003 union members voted to reject management's final proposal and a work stoppage commenced. The plant will continue to be operated by non-represented employees until an agreement can be reached.

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

     In accordance with FASB Staff Position 106-2, the Company has elected to defer accounting for the effect of the act. Accordingly, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Act.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period, the Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. They have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there have been no changes in the Company's internal controls or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Issuer Purchases of Equity Securities:

                                                                                          MAXIMUM NUMBER
                                                                                         (OR APPROXIMATE
                                                                     TOTAL NUMBER         DOLLAR VALUE)
                                            TOTAL      AVERAGE    OF SHARES PURCHASED   OF SHARES THAT MAY
                                           NUMBER       PRICE         AS PART OF         YET BE PURCHASED
                                          OF SHARES     PAID      PUBLICLY ANNOUNCED    UNDER THE PLANS OR
PERIOD                                    PURCHASED   PER SHARE    PLANS OR PROGRAMS         PROGRAMS
------                                    ---------   ---------   -------------------   ------------------
Balance at March 31, 2004...............   19,275      $14.96           19,275             $11,093,646
April 1 - June 30, 2004.................       --         n/a               --
                                           ------                       ------             -----------
Total...................................   19,275                       19,275             $11,093,646
                                           ======                       ======             ===========

     RTI International Metals, Inc. share repurchase program was approved by RTI's Board of Directors on April 30, 1999. The program authorizes the repurchase of up to 15 million dollars of RTI common stock from time to time. There is no expiration date specified for the stock buyback program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on April 30, 2004. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                                                              VOTES
                                                              VOTES FOR     WITHHELD
                                                              ---------    -----------
Craig R. Andersson.........................................   17,831,877     2,484,804
Neil A. Armstrong..........................................   17,830,443     2,486,238
Daniel I. Booker...........................................   18,615,443     1,701,238
Donald P. Fusilli..........................................   17,961,038     2,355,643
Ronald L. Gallatin.........................................   18,426,865     1,889,816
Charles C. Gedeon..........................................   17,831,470     2,485,211
Robert M. Hernandez........................................   17,829,447     2,487,234
Edith E. Holiday...........................................   18,573,685     1,742,996
John H. Odle...............................................   18,488,679     1,828,002
Timothy G. Rupert..........................................   18,485,496     1,831,185

     2. PricewaterhouseCoopers LLP was elected as independent accountants for 2004. Votes for: 18,554,589; against: 1,696,841; 65,251 abstained.

     3. The 2004 Employee Stock Plan was approved. Votes for: 12,381,677; against: 5,079,774; 459,064 abstained.

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

     (b) Reports on Form 8-K

     On June 4, 2004, the Company filed a Current Report on Form 8-K reporting pursuant to Item 5 to disclose an amendment to the Company's existing unsecured credit agreement that extends the facility to May 31, 2008.

     On May 25, 2004, the Company filed a Report on Form 8-K/A reporting pursuant to Item 12 to disclose inadvertently filing an 8-K dated January 27, 2004 pursuant to Item 7 instead of Item 12.

     On May 25, 2004, the Company filed a Report on Form 8-K reporting pursuant to Item 12, announcing results for the first quarter, 2004.

     On April 19, 2004, the Company filed a Current Report on Form 8-K reporting
Item 5, that at the request of Institutional Shareholder Services it was disclosing additional information about tax fees reported in its proxy statement for its 2004 Meeting of Shareholders.

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

Date: August 9, 2004

                                          By:       /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer