Form 10-Q
period 2004-09-30
RTI INTERNATIONAL METALS INC
filed 2004-11-09
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

     At November 1, 2004, 21,680,681 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I--FINANCIAL INFORMATION................................................    2

Item 1.          Consolidated Financial Statements:..........................    2
     Consolidated Statement of Operations....................................    2
     Consolidated Balance Sheet..............................................    3
     Consolidated Statement of Cash Flows....................................    4
     Consolidated Statement of Shareholders' Equity..........................    5
     Selected Notes to Consolidated Financial Statements.....................    6

Item 2.          Management's Discussion and Analysis of Financial Condition    15
                 and Results of Operations...................................

Item 3.          Quantitative and Qualitative Disclosures about Market          25
                 Risk........................................................

Item 4.          Controls and Procedures.....................................   26

PART II--OTHER INFORMATION...................................................   27

Item 2.          Unregistered Sales of Equity Securities and Use of             27
                 Proceeds....................................................

Item 4.          Submission of Matters to a Vote of Security Holders.........   27

Item 6.          Exhibits....................................................   27

Signatures...................................................................   28

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                 QUARTER ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2004          2003          2004          2003
                                           -----------   -----------   -----------   -----------
Sales....................................  $    53,916   $    50,173   $   163,602   $   157,788
Operating costs:
Cost of sales............................       46,232        45,947       144,083       138,633
Selling, general and administrative
  expenses...............................       10,242         8,107        27,057        23,362
Research, technical and product
  development expenses...................          281           336           865         1,030
                                           -----------   -----------   -----------   -----------
     Total operating costs...............       56,755        54,390       172,005       163,025
                                           -----------   -----------   -----------   -----------
Other operating income (Note 8)..........          420            --           517           967
                                           -----------   -----------   -----------   -----------
Operating (loss).........................       (2,419)       (4,217)       (7,886)       (4,270)
Other income (Note 8)....................          149           243         9,521         9,286
Interest income (expense)................           68           (99)           89          (469)
                                           -----------   -----------   -----------   -----------
Income (loss) before income taxes........       (2,202)       (4,073)        1,724         4,547
Provision for income taxes (Note 4)......          (35)       (1,548)          683         1,728
                                           -----------   -----------   -----------   -----------
Net income (loss)........................  $    (2,167)  $    (2,525)  $     1,041   $     2,819
                                           ===========   ===========   ===========   ===========
Earnings per common share (Note 5)
Net income (loss):
  Basic..................................  $     (0.10)  $     (0.12)  $      0.05   $      0.14
                                           ===========   ===========   ===========   ===========
  Diluted................................  $     (0.10)  $     (0.12)  $      0.05   $      0.13
                                           ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic..................................   21,220,933    20,818,911    21,176,718    20,821,910
                                           ===========   ===========   ===========   ===========
  Diluted................................   21,220,933    20,818,911    21,476,259    20,934,802
                                           ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                               (UNAUDITED)    (UNAUDITED)
                                                              -------------   ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................    $ 78,369        $ 67,970
  Receivables--less allowance for doubtful accounts of
     $1,593 and $1,378......................................      38,639          30,855
  Inventories, net (Note 6).................................     137,057         153,497
  Deferred income taxes.....................................       5,251           5,251
  Other current assets......................................       3,804           3,284
                                                                --------        --------
     Total current assets...................................     263,120         260,857
  Property, plant and equipment, net........................      80,636          85,505
  Goodwill..................................................      34,133          34,133
  Noncurrent deferred income tax asset......................       5,602           5,616
  Intangible pension asset..................................       2,858           3,186
  Other noncurrent assets...................................         776             637
                                                                --------        --------
     Total assets...........................................    $387,125        $389,934
                                                                ========        ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable..........................................    $ 11,768        $ 14,008
  Accrued wages and other employee costs....................       5,444           5,568
  Billings in excess of costs and estimated revenues (Note
     7).....................................................       5,309           7,502
  Income taxes payable......................................         481           4,759
  Other accrued liabilities.................................       4,209           1,492
                                                                --------        --------
     Total current liabilities..............................      27,211          33,329
  Long-term debt (Note 9)...................................          --              --
  Accrued postretirement benefit cost (Note 10).............      20,996          20,428
  Accrued pension cost (Note 10)............................      14,182          12,445
  Other noncurrent liabilities..............................       4,565           6,072
                                                                --------        --------
     Total liabilities......................................      66,954          72,274
                                                                --------        --------
  Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 21,598,414 and 21,337,002 shares issued;
     21,256,325 and 20,934,663 shares outstanding...........         216             213
  Additional paid-in capital................................     249,296         244,860
  Deferred compensation.....................................      (2,729)         (2,009)
  Treasury stock, at cost; 421,614 and 402,339 shares.......      (3,906)         (3,618)
  Accumulated other comprehensive loss......................     (19,118)        (19,118)
  Retained earnings.........................................      96,412          97,332
                                                                --------        --------
     Total shareholders' equity.............................     320,171         317,660
                                                                --------        --------
       Total liabilities and shareholders' equity...........    $387,125        $389,934
                                                                ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2004          2003
                                                              (UNAUDITED)   (UNAUDITED)
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 1,041       $ 2,819
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      9,075         9,094
  Deferred income taxes.....................................         14            --
  (Gain) loss on sale of property, plant and equipment......       (356)         (967)
  Stock-based compensation and other........................        900         1,093

CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................     (8,167)          255
  Inventories...............................................     16,440         7,352
  Accounts payable..........................................     (2,240)       (2,812)
  Other current liabilities.................................     (3,878)        3,478
  Other assets and liabilities..............................        857          (635)
                                                                -------       -------
     Cash provided by operating activities..................     13,686        19,677
                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property, plant and equipment...        579         1,437
  Acquisition of minority interest in subsidiary............     (2,210)           --
  Capital expenditures......................................     (4,221)       (4,134)
                                                                -------       -------
     Cash used in investing activities......................     (5,852)       (2,697)
                                                                -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred charges relating to credit facility..............       (285)           --
  Proceeds from exercise of employee stock options..........      3,138           117
  Purchase of common stock held in treasury.................       (288)         (586)
                                                                -------       -------
     Cash provided by (used in) financing activities........      2,565          (469)
                                                                -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................     10,399        16,511
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     67,970        40,666
                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $78,369       $57,177
                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........    $   335       $   341
  Cash paid for income taxes................................    $ 4,148       $ 3,100

NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......    $ 1,301       $   955
  Capital lease obligations incurred........................    $    --       $     6

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                        ADDT'L                   TREASURY                  OTHER
                                  SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                                OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS       LOSS         TOTAL
                                -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2003........................  20,934,663     $213    $244,860     $(2,009)     $(3,618)   $97,332      $(19,118)     $317,660
Shares issued for restricted
  stock award plans...........      87,429        1       1,300      (1,301)                                                 --
Compensation expense
  recognized..................                                          581                                                 581
Treasury common stock
  purchased at cost...........     (19,275)                                         (288)                                  (288)
Exercise of employee stock
  options including tax
  benefit of stock plans......     253,508        2       3,136                                                           3,138
Net income....................                                                                1,041                       1,041
Purchase of minority interest
  in Galt.....................                                                               (1,961)                     (1,961)
Comprehensive income..........
                                ----------     ----    --------     -------      -------    -------      --------      --------
Balance at Sept. 30, 2004.....  21,256,325     $216    $249,296     $(2,729)     $(3,906)   $96,412      $(19,118)     $320,171
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
Net income....................       1,041
                                  --------
Purchase of minority interest
  in Galt.....................
Comprehensive income..........    $  1,041
                                  ========
Balance at Sept. 30, 2004.....

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

NOTE 2-- ORGANIZATION

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

     The Company is a successor to entities that have been operating in the titanium industry since 1951. In 1990, the former USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in RMI's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's common stock (the "1990 Reorganization"). Quantum sold its shares of common stock to the public while USX retained ownership of its shares. USX terminated its ownership interest in RTI in 2000.

NOTE 3-- STOCK OPTION AND RESTRICTED STOCK AWARD PLANS

2004 STOCK PLAN

     The 2004 Stock Plan (the "Plan") was approved by a vote of the Company's shareholders at the 2004 Annual Meeting of Shareholders, and replaced the 1995 Stock Plan. The Plan permits the grant of any or all of the following types of awards in any combination: a) stock options; b) stock appreciation rights; and
c) restricted stock. The plan does not permit the granting of options with exercise prices that are less than the market value on the date the options are granted. A committee appointed by the Board of Directors administers the Plan, determines the type or types of grants to be made under the Plan and sets forth in each such grant the terms, conditions and limitations applicable to it, including, in certain cases, provisions relating to a possible change in control of the Company. The Plan has a 10 year term and, with the exception of certain carry over provisions of the 1995 Plan, the maximum number of shares available for issuance is 2,500,000.

     During the first quarter of 2004, 184,000 option shares were granted at an exercise price of $14.96 under the 1995 Plan. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. All of the option shares granted in 2004 were outstanding at September 30, 2004.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter and nine months ended September 30, 2004 and 2003 would have been as follows (dollars in thousands):

                                                            QUARTER ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                          -----------------   ------------------
                                                           2004      2003       2004      2003
                                                          -------   -------   --------   -------
Net income (loss)
  As reported...........................................  $(2,167)  $(2,525)  $ 1,041    $2,819
  Total stock-based compensation expense based on the
     fair value method for all awards, net of tax.......     (231)     (150)     (434)     (399)
                                                          -------   -------   -------    ------
  Pro forma.............................................  $(2,398)  $(2,675)  $   607    $2,420
                                                          =======   =======   =======    ======
Basic earnings (loss) per share
  As reported...........................................  $ (0.10)  $ (0.12)  $  0.05    $ 0.14
  Pro forma.............................................  $ (0.11)  $ (0.13)  $  0.03    $ 0.12
Diluted earnings (loss) per share
  As reported...........................................  $ (0.10)  $ (0.12)  $  0.05    $ 0.13
  Pro forma.............................................  $ (0.11)  $ (0.13)  $  0.03    $ 0.12

     Included in the Company's income for the quarters ended September 30, 2004 and 2003 is stock-based compensation expense amounting to $0.2 million. For the nine months ended September 30, 2004 and 2003, stock-based compensation expense was $0.6 million and $0.7 million, respectively.

NOTE 4--INCOME TAXES

     Due to the relationship between forecasted annual domestic and foreign income, relatively modest changes in this relationship can produce significant changes to the annual effective tax rate. Therefore, an actual tax rate of 40% applicable to income earned in the first nine months of 2004 was considered the best estimate of the tax provision for the period ended September 30, 2004. The annual effective tax rate for the nine-month period ended September 30, 2003 was 38%. The estimated nine month effective tax rate at September 30, 2004 was greater than the federal statutory rate of 35% due to the effect of state income taxes. The estimated annual effective tax rate September 30, 2003 exceeded the federal statutory rate of 35% primarily as a result of state income taxes.

NOTE 5-- EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands except number of shares and per share amounts):

                                           QUARTER ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30
                                     --------------------------------------   --------------------------------------
                                          NET                     EARNINGS         NET                     EARNINGS
                                     INCOME (LOSS)     SHARES     PER SHARE   INCOME (LOSS)     SHARES     PER SHARE
                                     -------------   ----------   ---------   -------------   ----------   ---------
2004
Basic EPS..........................     $(2,167)     21,220,933    $(0.10)       $1,041       21,176,718    $ 0.05
Effect of potential common stock:
  Stock options....................          --              --        --            --          299,541        --
                                        -------      ----------    ------        ------       ----------    ------
Diluted EPS........................     $(2,167)     21,220,933    $(0.10)       $1,041       21,476,259    $ 0.05
                                        =======      ==========    ======        ======       ==========    ======

2003
Basic EPS..........................     $(2,525)     20,818,911    $(0.12)       $2,819       20,821,910    $ 0.14
Effect of potential common stock:
  Stock options....................          --              --        --            --          112,892     (0.01)
                                        -------      ----------    ------        ------       ----------    ------
Diluted EPS........................     $(2,525)     20,818,911    $(0.12)       $2,819       20,934,802    $ 0.13
                                        =======      ==========    ======        ======       ==========    ======

     605,415 and 957,938 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended September 30, 2004 and 2003, respectively; and 606,378 and 1,142,858 have been excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 6-- INVENTORIES

     Inventories consisted of (dollars in thousands):

                                                              SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                              ------------------   -----------------
Raw material and supplies...................................       $ 44,363            $ 49,248
Work-in-process and finished goods..........................        109,366             120,718
Adjustment to LIFO values...................................        (16,672)            (16,469)
                                                                   --------            --------
  Inventories, at LIFO cost.................................       $137,057            $153,497
                                                                   ========            ========

NOTE 7-- BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $5.3 million as of September 30, 2004 and $7.5 million as of December 31, 2003. These amounts primarily represent payments, received in advance from energy market and aerospace customers and a European distribution customer on long-term orders, which the Company has not recognized as revenues. The decrease primarily reflects the completion and shipment of product to energy market customers partially offset by an increase from aerospace customers. Shipment of product permitted the recognition of revenue.

NOTE 8-- OTHER INCOME

     For the three and nine months ended September 30, 2004 and 2003, the components of other operating income and other income are as follows (dollars in millions):

                                                                     NINE MONTHS
                                                   QUARTER ENDED        ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                   --------------   -------------
                                                    2004    2003    2004    2003
                                                   ------   -----   -----   -----
Other Operating Income
Gain on disposal of plant site...................  $ 0.4(1) $ --    $ 0.5(1) $ 1.0(1)
                                                   =====    ====    =====   =====
Other Income
Gain on receipt of liquidated damages............  $  --    $ --    $ 9.1(2) $ 8.4(2)
Loss on disposal other assets....................     --      --       --    (0.2)
Foreign exchange gains (losses) and other........    0.1     0.2      0.4     1.1
                                                   -----    ----    -----   -----
  Total..........................................  $ 0.1    $0.2    $ 9.5   $ 9.3
                                                   =====    ====    =====   =====

Certain prior period amounts have been reclassified to conform to the current period presentation.
---------------

(1) The gain for the three months and nine months ended September 30, 2004 represents the sale of land and buildings at the Company's Salt Lake City, Utah site and recognition of leaseback revenue from its Ashtabula, Ohio site. The gain for the nine-month period ended September 30, 2003 represents a sale of land and buildings under a sale-leaseback arrangement at the Company's Ashtabula, Ohio site.

(2) These gains were financial settlements from Boeing Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. Boeing has satisfied the final claim under this agreement.

NOTE 9-- LONG TERM DEBT

     The Company amended its existing $100 million, three-year credit agreement on June 4, 2004. The amendment provides for $90 million of standby credit through May 31, 2008. The Company has the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group. The terms and conditions of the amended facility remain unchanged with the exception that the tangible net worth covenant in the replaced facility was eliminated.

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

     At September 30, 2004 the Company had $4.4 million of standby letters of credit outstanding under the facility.

NOTE 10-- PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("the Act") was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is "actuarially equivalent" to prescription benefits provided under the Act.

     On May 19, 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" which provides guidance on the accounting for the effects of the Act. FASB Staff Position 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

     As discussed, the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The out-of-pocket limits provide for both retiree medical and prescription drug benefits under one limit without specification of the amount for medical versus drug benefit. In order for the Company to receive a subsidy under the act the prescription drug benefits provided by the Company must be actuarially equivalent to the Act. Because of the Company's cap on retiree health care and prescription drug benefits, the Company does not believe its prescription drug benefits are actuarially equivalent to the Act.

     Similarly, the Company does not believe any opt-out assumption is required whereby retirees under the Company's plan elect to opt out of the plan to participate in the benefits of the Act.

     The effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 has not been reflected in the Accumulated Projected Benefit Obligation ("APBO") as the Company believes that any impact will be immaterial.

     The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and nine months ended September 30 for each year for those salaried and hourly covered employees (dollars in thousands):

                                        PENSION BENEFITS                OTHER POSTRETIREMENT BENEFITS
                              -------------------------------------   ----------------------------------
                                QUARTER ENDED     NINE MONTHS ENDED   QUARTER ENDED   NINE MONTHS ENDED
                                SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                              -----------------   -----------------   -------------   ------------------
                               2004      2003      2004      2003     2004    2003     2004       2003
                              -------   -------   -------   -------   -----   -----   -------    -------
Service cost................  $   589   $   577   $ 1,767   $ 1,731   $ 95    $100    $  285     $  300
Interest cost...............    1,587     1,622     4,761     4,866    407     396     1,221      1,188
Expected return on plan
  assets....................   (2,006)   (2,047)   (6,018)   (6,141)    --      --        --         --
Amortization of prior
  service cost..............      144       144       432       432     44      44       132        132
Amortization of unrealized
  gains and losses..........      357       202     1,071       606     70      25       210         75
                              -------   -------   -------   -------   ----    ----    ------     ------
    Net periodic benefit
      cost..................  $   671   $   498   $ 2,013   $ 1,494   $616    $565    $1,848     $1,695
                              =======   =======   =======   =======   ====    ====    ======     ======

     RTI International Metals also has a supplemental pension program ("Program") for certain key employees. The Program is unfunded. The third quarter net periodic benefit cost related to the Program was

$128,982 for 2004 and $106,277 for 2003 and for the nine months ended September 30, 2004 and 2003 was $386,946 and $318,831, respectively.

NOTE 11-- COMMITMENTS AND CONTINGENCIES

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the nine months ended September 30, 2004, the Company spent approximately $1.0 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At September 30, 2004 and December 31, 2003, the amount accrued for future environmental-related costs was $1.6 million and $1.7 million, respectively. Of the total amount accrued at September 30, 2004, $0.5 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1.1 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.5 to $7.8 million in the aggregate. The amount accrued is net of expected contributions from third parties in a range from $0.2 to $2.2 million, which the Company believes are probable. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

  Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the U.S. Department of Energy (DOE) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when the facility was no longer needed for processing government material. Processing of uranium ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

     In December, 2003, in accordance with the terms of the contract for remediation, the DOE terminated the contract "for convenience." Remaining soil removal is expected to take approximately 18-24 months. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, the remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation.

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

NOTE 12--TRANSACTIONS WITH RELATED PARTIES

     In connection with the Company's acquisition of Reamet S.A. located in Villette, France in December 2000, the Company was obligated to acquire a residence located on the previously acquired land. The owner of the residence and his immediate family have been involved in the management of the Reamet business before and since the acquisition. The residence was acquired for $581,000 (the fair value as appraised) including closing costs in February 2004. The Company had previously disclosed that the residence was worth approximately $500,000 without closing costs.

NOTE 13--SEGMENT REPORTING

     The Company's reportable operating segments are the Titanium Group and the Fabrication and Distribution Group.

     The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, plate and sheet. Titanium mill products are sold primarily to customers such as metal fabricators, forge shops and, to a lesser extent, metal distribution companies. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate or further process mill products into finished or semi-finished components or parts. The Titanium Group includes the activities related to the clean up and remediation of a former titanium extrusion facility operated by the Company under a contract from the DOE.

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

     Segment information for the quarters ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003 is as follows (dollars in thousands):

                                                QUARTER ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                                2004      2003       2004       2003
                                              --------   -------   --------   --------
TOTAL SALES
  Titanium Group............................  $ 37,633   $38,799   $110,374   $112,318
  Fabrication & Distribution Group..........    50,657    39,247    147,438    123,676
                                              --------   -------   --------   --------
     Total..................................    88,290    78,046    257,812    235,994
INTER AND INTRA SEGMENT SALES
  Titanium Group............................    25,112    24,873     71,802     70,346
  Fabrication & Distribution Group..........     9,262     3,000     22,408      7,860
                                              --------   -------   --------   --------
     Total..................................    34,374    27,873     94,210     78,206
TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group............................    12,521    13,926     38,572     41,972
  Fabrication & Distribution Group..........    41,395    36,247    125,030    115,816
                                              --------   -------   --------   --------
     Total..................................  $ 53,916   $50,173   $163,602   $157,788
                                              ========   =======   ========   ========
OPERATING INCOME (LOSS)

  Titanium Group............................  $   (961)  $(3,603)  $ (7,211)  $ (4,749)
  Fabrication & Distribution Group..........    (1,458)     (614)      (675)       479
                                              --------   -------   --------   --------
     Total..................................  $ (2,419)  $(4,217)  $ (7,886)  $ (4,270)
                                              ========   =======   ========   ========

                                                QUARTER ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                                2004      2003       2004       2003
                                              --------   -------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES:

  Titanium Group............................  $   (776)  $(2,919)  $  2,367   $  4,969
  Fabrication & Distribution Group..........    (1,426)   (1,154)      (643)      (422)
                                              --------   -------   --------   --------
     Total..................................  $ (2,202)  $(4,073)  $  1,724   $  4,547
                                              ========   =======   ========   ========

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

     In May 2004, the FASB issued Staff Position FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003," to provide guidance on accounting for the effects of the Act. The Staff Position requires treating the effect of the employer subsidy on the accumulated postretirement benefit obligation (APBO) as an actuarial gain. The effect of the subsidy is to be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are to be treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduced benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are to be accounted for as prior service costs. Since the Company has had an established cap on its postretirement medical benefits, any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

NOTE 15--SUBSEQUENT EVENT

     On October 1, 2004 the Company, through a wholly owned subsidiary, RTI-Claro, Inc., a Quebec corporation, completed the acquisition of 100% of the issued and outstanding shares of Claro Precision, Inc., a Quebec corporation ("Claro") from Daniel Molina and Jean-Louis Mourain. Both individuals reside in the Province of Quebec, Canada. The purchase price of $29,717,619 (CAN$37,533,353), consisted of $23,774,095 (CAN$30,026,682) in a cash payment and the issuance of 358,908 shares of RTI common stock. Claro, which is in the business of manufacturing, assembling, finishing and distributing precision-machined components for the aerospace industry, became a wholly owned subsidiary of the Company.

     In its Form 8-K filed with the Securities and Exchange Commission on October 4, 2004, the Company announced its intention to file financial statements of the business acquired and pro forma financial information by December 17, 2004. The stock purchase agreement by and among RTI-Claro, Inc., RTI International Metals, Inc., Jean-Louis Mourain and Daniel Molina, dated September 28, 2004, was filed as an exhibit to the Form 8-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, the results of the Company's evaluation of, remediation, and report on the effectiveness of the internal control over financial reporting that is required under Section 404 of the Sarbanes-Oxley Act of 2002, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, the outcome of ongoing labor contract negotiations and the impact of the work stoppage that commenced on October 25, 2003 at the Company's Niles, Ohio facility, the long-term impact of the events of September 11, and the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

  Net Sales

     Net sales increased to $53.9 million for the three months ended September 30, 2004 compared to net sales of 50.2 million in the corresponding 2003 period. Sales for the Company's Titanium Group amounted to $37.6 million, including intercompany sales of $25.1 million, in the three months ended September 30, 2004 compared to $38.8 million, including intercompany sales of $24.9 million, in the same period of 2003. Titanium Group net sales decreased as a result of reduced shipments and revenue on plate sales. Shipments of Titanium Group mill product in the quarter was 0.1 million pounds less than the year ago quarter. Revenue was also reduced from the year ago quarter from the since terminated contract that RMI had with the DOE. See "Environmental Matters -- Former Ashtabula Extrusion Plant" below. In December, 2003 the DOE terminated the contract with RMI. Since December, 2003 RMI has continued to perform some soil removal services but at considerably reduced levels from the year ago period.

     Sales for the Company's Fabrication and Distribution Group ("F&D") amounted to $50.7 million, including intercompany sales of $9.3 million, in the three months ended September 30, 2004 compared to $39.2 million, including intercompany sales of $3.0 million, in the same period of 2003. The 29% increase in revenue was a result of increased revenue from extrusion markets, increased revenue on sheet and plate marketed through F&D, and a doubling of sales in European markets. European sales were increased generally on higher demand from aircraft related markets and special military projects including the 155mm howitzer.

     Shipments of all mill products from both Groups in the three months ended September 30, 2004 amounted to 1.5 million pounds. Shipments in the three months ended September 30, 2003 totaled 1.6 million pounds. Average realized prices on all mill products for the three months ended September 30, 2004 equaled $13.51 per pound compared to $15.51 in the quarter ended September 30, 2003. The decrease is due to a shift in product mix to lower priced product.

  Gross Profit

     Gross profit amounted to $7.7 million, or 14.3% of sales for the three months ended September 30, 2004 compared to a gross profit of $4.2 million or 8.4% for the comparable 2003 period. Gross margin was increased as a result of reduced costs associated with the work stoppage at the Company's Niles, Ohio Plant, increased margins on intermediate sheet products sold to F&D and increased melt production. Partially offsetting the increase was reduced prices on mill products primarily as a result of orders that shipped in the third quarter that were priced during the downturn in commercial aerospace.

     Gross margins were increased in F&D as a result of increased sales in the segments, Distribution markets and in Europe. Increased demand for product in distribution size lots was recorded in all domestic distribution outlets and demand in Europe improved margins including sales on the 155mm howitzer.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $10.2 million or 19% of sales for the three months ended September 30, 2004, compared to $8.1 million or 16.2% of sales for the same period in 2003. The increase in SG&A was primarily due to costs associated with the implementation of section 404 of the Sarbanes-Oxley Act of 2002 of approximately $2.4 million; other costs, primarily consulting, was decreased over the prior year ago period.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $0.3 million in 2004, compared to $0.3 million in 2003.

  Other Operating Income

     Other operating income for the three months ended September 30, 2004 and September 30, 2003 amounted to $0.4 million and $0, respectively. Other Operating Income was the result of income on a sale of property and equipment at the Company's Salt Lake City, Utah facility.

  Operating Income (Loss)

     An operating loss for the three months ended September 30, 2004 amounted to $2.4 million, or (4.5%) of sales, compared to an operating loss of $4.2 million, or (8.4%) of sales, in the same period of 2003. The decreased operating loss was a result of reduced costs as result of the work stoppage and increased margins on intermediate sheet products in the Titanium Group and increased margins on domestic distribution products and increased European sales. Partially offsetting improved margin profitability was implementation costs related to the Sarbanes-Oxley Act of 2002. Sales of property in Utah provided $0.4 million in operating income.

  Other Income

     Other income for the three months ended September 30, 2004 and September 30, 2003 amounted to $0.1 and $0.2 million, respectively.

  Interest Income (Expense)

     Interest income net of expense for the three months ended September 30, 2004 amounted to $0.1 million compared to net interest expense of $0.1 million for the period ending September 30, 2003. Interest income for the 3 months ended September 30, 2004 was a result of earnings on cash accumulation during the quarter offset by bank fees. Interest expense for the comparable period a year ago was the result of interest on cash and bank fees on the Company's unused credit facility. The Company had no bank debt at September 30, 2004 and 2003.

  Income Taxes

     In the three months ended September 30, 2004, the Company recorded an income tax benefit of $0.04 million compared to a tax benefit of $1.5 million recorded in the same period in 2003. The tax benefit in the three months ended September 30, 2004 was due to the effect of a change in estimate of lower pre-tax income, the effect of state income taxes, and changes in the relationship between domestic and foreign income. Relatively modest changes in this relationship can produce significant changes to the annual effective tax rate, and therefore an actual tax rate of 40% applicable to income earned in the first nine months of 2004 was considered the best estimate of the provision for the period. The annual effective tax rate for the nine-month period ended September 30, 2003 was 38%. The effective tax rates used in the periods ending September 30, 2004 and 2003 were higher than the federal statutory rate of 35% due to state income taxes.

  Net Income (loss)

     A net loss for the three months ended September 30, 2004 amounted to $2.2 million or (4.0%) of sales compared to a net loss of $2.5 million or (5.0%) of sales in the comparable period in 2003. The improvement in net income was a result of increased revenue in both business segments, Titanium Group and Fabrication and Distribution Group, and reduced costs associated with the work stoppage at the Titanium Group's Niles, Ohio facility. Partially offsetting the profit increase associated with revenue was increased SG&A as a result of the implementation of section 404 of the Sarbanes-Oxley Act of 2002. The Company recorded profit on the sale of buildings and equipment and interest and tax rates were relatively unchanged.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

  Net Sales

     Net sales increased to $163.6 million for the nine months ended September 30, 2004 compared to net sales of $157.8 million in the corresponding 2003 period. Sales for the Company's Titanium Group amounted to $110.4 million, including intercompany sales of $71.8 million, in the nine months ended September 30, 2004 compared to $112.3 million, including intercompany sales of $70.3 million, in the same period of 2003. Titanium Group sales were reduced as a result of the terminated DOE contract which was terminated for convenience by the Department of Energy in December, 2003. See "Environmental Matters -- Former Ashtabula Extrusion Plant" below. Sales for the Company's Fabrication and Distribution Group amounted to $147.4 million, including intercompany sales of $22.4 million, in the nine months ended September 30, 2004, compared to $123.7 million, including intercompany sales of $7.9 million, in the same period of 2003. This increase primarily reflects increased revenue from the extrusion markets, increased revenue on sheet and plate marketed through F&D, and increases in domestic distribution and European sales.

  Gross Profit

     Gross profit amounted to $19.5 million, or 11.9% of sales for the nine months ended September 30, 2004 compared to a gross profit of $19.2 million or 12.1% for the comparable 2003 period. Gross profit was slightly improved as a result of increased sales in F&D in fabrication markets, domestic distribution and in Europe. Offsetting the improvements in F&D was reduced sales in the Titanium Group as margins were unfavorably affected by the terminated DOE contract.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses amounted to $27.1 million, or 16.5% of sales for the nine months ended September 30, 2004, compared to $23.4 million, or 14.8% of sales for the same period in 2003. The increase was due to costs associated with the implementation of section 404 of the Sarbanes-Oxley Act of 2002 of approximately $2.9 million and increased pension expense of approximately $0.5 million and OPEB costs of $0.2 million.

  Research, Technical and Product Development Expenses

     Research, technical and product development expenses amounted to $0.9 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively.

  Other Operating Income

     Other operating income for the nine months ended September 30, 2004 and September 30, 2003 amounted to $0.5 million and $1.0 million, respectively. Included in other income in the first nine months of 2003 was the sale-leaseback of the Company's Ashtabula facility of $1.0 million. Other income in the first nine months of 2004 included the sale of buildings and equipment at the Company's Salt Lake, Utah location.

  Operating Income (Loss)

     An operating loss for the nine months ended September 30, 2004 amounted to $7.9 million, or (4.8%) of sales compared to an operating loss of $4.3 million, or (2.7)% of sales, in the same period of 2003. The 2004 increase represents the cost of the implementation of section 404 of the Sarbanes-Oxley Act of 2002 and increased pension and OPEB costs over the same period in 2003. Partially offsetting was increased margins on increased sales in F&D.

  Other Income

     Other income for the nine months ended September 30, 2004 and September 30, 2003 amounted to $9.5 and $9.3 million, respectively. Other income reflects the receipt of liquidated damages from the Boeing Airplane Group of $9.0 million and $8.4 million in 2004 and 2003 respectively. See "Outlook -- Commercial Aerospace Markets" below. Partially offsetting the Boeing income was a decrease in foreign currency gains and losses, primarily with respect to the British pound.

  Interest Income (Expense)

     Interest income for the nine months ended September 30, 2004 and September 30, 2003 amounted to $89 thousand, compared to interest expense (net) of $0.5 million for the nine months ended September 30, 2003. Interest income for nine months ended September 30, 2004 was a result of earnings on cash accumulation during the period offset by bank fees. Interest expense for the comparable period of 2003 was primarily the result of fees associated with the unused capacity on the Company's credit facility. The Company had no bank debt at September 30, 2004 and 2003.

  Income Taxes

     In the nine months ended September 30, 2004, the Company recorded an income tax expense of $0.7 million compared to $1.7 million expense recorded in the same period in 2003. The tax charge in the nine month period ended September 30, 2004 was due to the effect of a change in estimate of lower pre-tax income, the effect of state income taxes, and changes in the relationship between domestic and foreign income. Relatively modest changes in this relationship produced significant changes to the annual effective tax rate, and therefore, an actual tax rate of 40% applicable to income earned in the first nine months for 2004 was considered the best estimate for the tax provision for the period. The annual effective tax rate at September 30, 2003 was 38%. The effective tax rates used in the periods ending September 30, 2004 and 2003 were higher than the federal statutory rate of 35% due to state income taxes.

  Net Income

     Net income for the nine months ended September 30, 2004 amounted to $1.0 million or 0.6% of sales, compared to $2.8 million or 1.8% of sales in the comparable 2003 period. The decline was mainly due to the implementation costs associated with section 404 of the Sarbanes-Oxley Act of 2002, increased pension costs and increased OPEB costs. Gross profits and other incomes were relatively unchanged from period to period.

OUTLOOK

  Overview

     Weak U.S. and global economies, the terrorist attacks of September 11, 2001, the ongoing conflicts in the Middle East, and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS") in 2003 had a significant adverse effect on the overall titanium industry. However, the outlook for the future now appears brighter going forward.

     According to the U.S. Geological Survey, U.S. shipments of titanium mill products declined from a high of approximately 65 million pounds in 1997 to approximately 34 million pounds in 2003. The Company believes shipment levels in 2004, however, will be up from 2003 due to an inventory replenishment cycle along with increased demand from an improving economy, and are running at a 40 million pound annual rate through the second quarter.

     The following is a discussion of the Company's belief of what is happening within each of the three major markets in which RTI participates.

  Commercial Aerospace Markets

     Aerospace demand is classified into two sectors: commercial aerospace and defense programs. Demand from these two sectors comprises approximately 50% of the worldwide consumption for titanium products and in the U.S. comprises approximately 65% of titanium consumption. The events surrounding September 11, 2001, as well as the Middle East conflict and the outbreak of SARS severely affected the commercial aerospace market. Airline operators experienced a dramatic drop in travel resulting in significant losses within the airline industry, necessitating cancellation of and reduced requirements for new aircraft. The Company's sales to this market represented 27% of total sales in 2003, down from 49% in 2000.

     Following the drop in aircraft demand, Boeing and Airbus continued to reduce their build rates for aircraft, including an aggregate 13.5% cutback in 2003. Their combined build rate for large commercial aircraft for 2004 is currently expected to be up slightly at 590 planes. According to the Airline Monitor (an industry publication), the combined production of large commercial aircraft by Boeing and Airbus is forecasted to reach 670 aircraft in 2005 and 775 aircraft in 2006.

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

     The effect of the reduction in commercial aircraft demand on RTI was partially mitigated by the long-term agreement RMI entered into with Boeing on January 28, 1998. Under this agreement, RMI agreed to supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, had an initial term of five years and concluded at the end of 2003. Under the accord, Boeing received firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fell short of the minimum commitment, the contract contained provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, 2001, 2002 and 2003, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 was settled during the first quarter of 2003 for approximately $8 million. Boeing ordered 0.4 million pounds in 2003, the final year of the contract, and accordingly, the Company received a payment of $9.1 million in March 2004 when Boeing satisfied the final claim under the contract. Beginning in January of 2004, business between the companies not covered by other contracts is being conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

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

     With SARS apparently under control and industry forecasters projecting increases in future commercial air traffic, the Company is optimistic that the commercial aerospace market ended its decline in 2003. In August, 2003, SpeedNews reported that the International Civil Aviation Organization (ICAO) expected world airline traffic to increase 4.4% in 2004 and 6.3% in 2005. Traditionally, as traffic increases, airlines become more profitable and order new airplanes. However, it must be noted that due to production lead times any improvements in the orders of planes will take some time to be reflected in shipments of titanium. Additionally, a number of planes taken out of service by the airlines during this downturn are likely to be returned. For this reason, the Company does not anticipate significant improvement in shipments to this market until 2005 and beyond.

  Defense Markets

     Shipments to military markets represented approximately 28% of the Company's 2003 revenues and are expected to increase as a percent of total sales in 2004 as U.S. and other countries' defense budgets increase. This expected increase is due in part to the events of September 11, 2001 and the ongoing conflicts in the Middle East. In fact, the latest U.S. Department of Defense budget figures for Research, Development Testing and Evaluation (RDT&E) and Procurement reflect an increase of 40% from 2003 through 2009.

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

     Revenues from oil and gas markets are expected to be reduced somewhat in 2004 due to the timing of two large projects, but are expected to increase in 2005 and 2006, due to continued activity in deep water projects predicted over the next several years.

     In April 2002, RTI Energy Systems was selected by Unocal Corporation to provide production riser equipment in connection with their West Seno project off the coast of Indonesia. RTI provided high-fatigue riser engineering design, in addition to the manufactured components using a combination of titanium and steel. This project, which was completed in the first quarter of 2003, is expected to lead to other opportunities in Indonesia in 2005 and extending over the next 2-3 years.

     In addition to the growing applications in energy extraction, RTI serves a number of other industrial and consumer markets through its distribution businesses. The products sold and applications served are numerous and varied. The resulting diversity tends to provide sales stability through varying market conditions.

     The weak economy in recent years has negatively affected other RTI industrial and consumer markets, such as chemical processing, power generation and pulp and paper. However, the Company believes demand from these markets will continue to improve in 2004 and beyond as economic conditions continue to show improvement.

  Backlog

     The Company's order backlog for all markets increased to $183.9 million as of September 30, 2004, up from $92.3 million at December 31, 2003 and $103.7 million at June 30, 2004, principally from titanium mill product markets.

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

  Cash provided by operating activities

NINE MONTHS ENDED SEPTEMBER 30,                               2004    2003
-------------------------------                               -----   -----
Cash provided by operating activities.......................  $13.7   $19.7

     The decrease in cash provided by operating activities for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily reflects a decrease in net income of $1.8 million due to a decline in business operating results as mentioned in the "Results of Operations" section of Management's Discussion and Analysis. The remainder of the decrease is primarily due to a decrease in cash generated from reductions in working capital and other balance sheet line items. The decrease in cash generated from working capital and other balance sheet line items when comparing 2004 to 2003 was caused by an increase in other current liabilities and an increase in accounts receivable, offset by a decline in inventory. Included in other current liabilities are the Company's income tax liability and its liability for billings in excess of costs. The Company substantially reduced its income tax liability in the nine months ended September 30, 2004 as payment was made and the reduced operating income in the nine months did not necessitate a re-establishment of a material liability at September 30, 2004. The liability for billings in excess of costs decreased during the nine months as new work on projects decreased over the prior period.

     The Company generated cash from continued inventory liquidations in the nine months ended September 30, 2004 when compared to the year ago period as work-in-process and finished goods inventories were reduced $4 million in the Titanium Group Segment and $12 million in the Fabrication and Distribution Group Segment.

     The Company's working capital ratio was 9.7 and 7.8 to 1 at September 30, 2004 and December 31, 2003, respectively.

  Cash used in investing activities

NINE MONTHS ENDED SEPTEMBER 30,                               2004    2003
-------------------------------                               -----   -----
Cash (used in) investing activities.........................  $(5.9)  $(2.7)

     Gross capital expenditures for the nine months ended September 30, 2004 amounted to $4.2 million compared to $4.1 million in 2003. In all periods, capital spending primarily reflected equipment additions and improvements as well as information systems projects.

     During the nine months ended September 30, 2004 and 2003, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2004 will total approximately $8.0 million and will be funded with cash generated by operations.

     In July 2004, RMI Titanium Company ("RMI") acquired the remaining 10% equity in Galt Alloys, Inc. ("Galt") for $2.2 million in accordance with the merger agreement. Prior to the merger, RMI owned 90% of the outstanding shares and an unrelated entity owned 10%. Concurrent with the merger agreement, Galt Alloys, Inc. shares were cancelled and retired and Galt ceased to exist as a separate corporate entity, and it's assets and liabilities are now 100% owned by RMI.

     At September 30, 2004 and December 31, 2003, the Company had a borrowing capacity equal to $44.3 million and $59.4 million, respectively.

  Cash provided by (used in) financing activities

NINE MONTHS ENDED SEPTEMBER 30,                               2004   2003
-------------------------------                               ----   -----
Cash provided by (used in) financing activities.............  $2.6   $(0.5)

     The favorable change in cash flows from financing activities for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily reflects an increase in proceeds from the exercise of employee stock options of $3.1 million in 2004.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND POST-RETIREMENT BENEFITS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of September 30, 2004 (dollars in thousands):

                            REMAINDER
                              2004       2005      2006      2007     2008    THEREAFTER    TOTAL
                            ---------   -------   -------   ------   ------   ----------   --------
CONTRACTUAL OBLIGATIONS
  Operating leases........   $   623    $ 2,128   $ 1,711   $1,483   $  964    $ 1,446     $  8,355
  Capital leases..........        41        145        45       27        2         --          260
                             -------    -------   -------   ------   ------    -------     --------
     Total contractual
       obligations........       664      2,273     1,756    1,510      966      1,446        8,615
                             -------    -------   -------   ------   ------    -------     --------

COMMERCIAL COMMITMENTS
  Long-term supply
     agreements(1)........       706         --        --       --       --         --          706
  Purchase
     obligations(2).......    19,691     49,767    11,431    4,784       --         --       85,673
                             -------    -------   -------   ------   ------    -------     --------
     Total commercial
       commitments........    20,397     49,767    11,431    4,784       --         --       86,379
                             -------    -------   -------   ------   ------    -------     --------

POST-RETIREMENT BENEFITS
  Post-retirement
     benefits(3)..........       513      1,812     1,828    1,846    1,880     13,116       20,995
                             -------    -------   -------   ------   ------    -------     --------
     Total Obligations,
       Commitments, and
       Post-Retirement
       Benefits...........   $21,574    $53,852   $15,015   $8,140   $2,846    $14,562     $115,989
                             =======    =======   =======   ======   ======    =======     ========

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

CREDIT AGREEMENT

     On June 4, 2004, the Company amended its existing $100 million credit agreement to a $90 million facility with an expiration of May 31, 2008. The amendment provides for the Company to increase the facility to $100 million with the addition of another bank, without the approval of the existing bank group. The existing facility was to expire on May 31, 2005. The terms of the facility remain unchanged except the covenant regarding tangible net worth was eliminated.

     Under the terms of the amended facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At September 30, 2004, there was $4.4 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $44.3 million.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the nine months ended September 30, 2004, the Company spent approximately $1.0 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At September 30, 2004 and December 31, 2003, the amount accrued for future environmental-related costs was $1.7 million. Of the total amount accrued at September 30, 2004, $0.5 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1.2 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.5 to $7.8 million in the aggregate. The amount accrued is net of expected contributions from third parties in a range from $0.2 to $2.2 million, which the Company believes are probable. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

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

EMPLOYEES

     As of September 30, 2004, the Company and its subsidiaries employed 1,046 persons, 301 of whom were classified as administrative and sales personnel. 609 of the total number of employees were in the Titanium Group, while 419 were employed in the Fabrication & Distribution Group.

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

     On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the Company's exposure to market risk since the Company filed its Form 10-K on March 8, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, including an evaluation of all matters discussed in the paragraphs below, they have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in reports that the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Company's disclosure controls and procedures have been designed to provide reasonable assurance of achieving the control's stated goals.

     While the Company's management, including the Chief Executive Officer and Chief Financial Officer, believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, have been detected. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system have been met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

     There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004, other than as described below, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In preparation for the effective date of the Commission's rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 that require an annual evaluation of and report on the effectiveness of the Company's internal control over financial reporting, the Company's management has committed significant resources to the documentation, review and, in certain cases, remediation, of specific controls. During the quarter covered by this report, the following areas were identified as needing improvement of the Company's internal controls over financial reporting, and changes were begun:

     - Development of additional separation of duties in the Company's ERP system;

     - Additional separation of duties in the Company's payroll processing routines at its Niles, Ohio location; and

     - Execution of controls and procedures related to the implementation of the Company's ERP system at one of its Houston, Texas locations.

     Management will consider these matters when assessing the effectiveness of the Company's internal control over financial reporting at year-end.

     Although management is diligently reviewing, documenting, testing and, in some cases, remediating deficiencies in internal control over financial reporting, in the case of those controls requiring remediation, there can be no assurance that remediation will be completed by December 31, 2004, or if completed, whether such remediation will be completed in sufficient time to verify the effectiveness of the remediated controls. As a result there can be no assurance that management will be in a position to report that the Company's internal control over financial reporting is operating effectively as of December 31, 2004, although management believes it will be in a position to report that such controls are designed effectively. In any event, after consultation with PricewaterhouseCoopers LLP ("PWC"), the Company's independent registered public accounting firm, the Company understands that it will not receive an unqualified audit opinion on management's assessment of internal control over financial reporting if PWC has not been able to adequately retest remediated controls.

     These matters have been discussed with the Company's Audit Committee, and the Company is taking appropriate, diligent action to continually improve its internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Issuer Purchases of Equity Securities:

                                                                                         MAXIMUM NUMBER
                                                                                         (OR APPROXIMATE
                                                                    TOTAL NUMBER          DOLLAR VALUE)
                                           TOTAL      AVERAGE    OF SHARES PURCHASED   OF SHARES THAT MAY
                                          NUMBER       PRICE         AS PART OF         YET BE PURCHASED
                                         OF SHARES     PAID      PUBLICLY ANNOUNCED    UNDER THE PLANS OR
PERIOD                                   PURCHASED   PER SHARE    PLANS OR PROGRAMS         PROGRAMS
------                                   ---------   ---------   -------------------   -------------------
Balance at December 31, 2003...........                                                    $11,382,000
January 1  - June 30, 2004.............   19,275      $14.96           19,275              $11,093,646
July 1 - September 30, 2004............       --         n/a               --              $        --
                                          ------                       ------              -----------
Total..................................   19,275                       19,275              $11,093,646
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

Date: November 9, 2004

                                          By:       /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer