Form 10-K
period 2004-12-31
RTI INTERNATIONAL METALS INC
filed 2005-04-14
CIK 1068717

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004: $230,615,319. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding at March 15, 2005: 22,188,759

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Selected Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                         RTI INTERNATIONAL METALS, INC.
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this report, the terms "RTI," "Company" and "Registrant" mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                             ---------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.      Business....................................................     1
Item 2.      Properties..................................................    10
Item 3.      Legal Proceedings...........................................    11
Item 4.      Submission of Matters to a Vote of Security Holders.........    12

                                    PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities...........    13
Item 6.      Selected Financial Data.....................................    14
Item 7.      Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.......................................    14
Item 7(A).   Quantitative and Qualitative Disclosures About Market
             Risk........................................................    31
Item 8.      Financial Statements and Supplementary Data.................    31
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and
             Financial Disclosure........................................    62
Item 9(A).   Controls and Procedures.....................................    62
Item 9(B).   Other Information...........................................    65

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant..........    66
Item 11.     Executive Compensation......................................    66
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................    66
Item 13.     Certain Relationships and Related Transactions..............    67
Item 14.     Principal Accountant Fees and Services......................    67

                                    PART IV
Item 15.     Exhibits and Financial Statement Schedules..................    67
Signatures...............................................................    70

INTRODUCTORY NOTE

     This Annual Report on Form 10-K does not include management's report on internal control over financial reporting or the Company's independent registered public accounting firm's attestation report on management's assessment of the internal control over financial reporting which are both required to be so included as a result of Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) and (b) of Regulation S-K. For more information see Item 9A below. The Company intends to amend this Form 10-K to include the omitted reports once it has completed its assessment on internal control over financial reporting.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     RTI International Metals, Inc. (the "Company" or "RTI") is a leading U.S. producer of titanium mill products and fabricated metal parts for the global market. The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group ("F&D"). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of aerospace and industrial applications. The Fabrication and Distribution Group is comprised of companies that fabricate, machine, assemble and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve aerospace, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

     On September 30, 1998, the shareholders of the Company's now wholly-owned subsidiary RMI Titanium Company ("RMI"), approved a proposal to reorganize into a holding company structure (the "1998 Reorganization"). Pursuant to this reorganization, the Company became the parent company of RMI, and shares of RMI common stock were automatically exchanged on a one-for-one (1:1) basis for shares of RTI. Shares of RTI began trading on the New York Stock Exchange on October 1, 1998 under the symbol "RTI".

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

     On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc., of Montreal, Quebec, Canada. The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI common stock with a fair value of $7.0 million. The agreement provides for an adjustment to a target equity of $9.7 million based on the finalization of a closing balance sheet at the date of closing.

     The purchase was made with available cash on hand and newly issued common stock. The results of operations are included in the quarter beginning October 1, 2004 (date of purchase). Claro operates and reports under the Company's Fabrication and Distribution segment. Claro Precision, Inc., is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry.

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

     Weak U.S. and global economies, the terrorist attacks of September 11, 2001, the ongoing conflicts in the Middle East, and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS") had a significant adverse effect on the overall titanium industry through 2003. Beginning in 2004, however the world economies began to improve. Air traffic demand rose significantly (12.5%) in the commercial aircraft segment and defense spending continued to grow, leading to a rebound in the demand for titanium and speciality metal products.

  COMMERCIAL AEROSPACE AND DEFENSE

     Aerospace demand is classified into two sectors: commercial aerospace and defense programs. Demand from these two sectors comprises approximately 50% of the worldwide consumption for titanium products and in the U.S. comprises approximately 65% of titanium consumption. The Company's sales to this market represented 35% of total sales in 2004 up from 27% in 2003 due to a greater participation in the regional and business jet market with the acquisition of Claro Precision in Canada completed in October 2004.

     Due to reduced demand, Boeing and Airbus reduced their build rates for large commercial aircraft to 586 planes in 2003, a 13.5% reduction from the prior year. However, a turnaround began in 2004, with major producers delivering 605 new aircraft. According to The Airline Monitor, the combined production of large commercial aircraft by Boeing and Airbus is forecast to reach 680 aircraft in 2005, 760 aircraft in 2006, 790 aircraft in 2007, and 815 aircraft in 2008.

     Airbus is now producing the world's largest commercial aircraft, the A380, and Boeing has launched the development of a new aircraft, the 787. In addition, Airbus has approved another new aircraft, the A350, to compete with Boeing's 787 model. All three of these aircraft are expected to use large quantities of titanium in the second half of this decade. The commercial aerospace sector is expected to be a very significant consumer of titanium products over the next 20 years due to the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial fleets.

     Defense markets represented approximately 30% of RTI's revenues in 2004. The major programs that require extensive use of titanium in the jet engine and airframe structure are fighter aircraft such as the F/A-22, F/A-18, F-15, Joint Strike Fighter ("JSF"), and in Europe, the Mirage, Rafale, and Eurofighter-Typhoon, and in military transports like the C-17 and A400M. Military demand is expected to remain at high levels again in 2005 due to a robust defense budget and significant hardware purchases by the U.S. Government and European nations. It is estimated that global military demand for titanium will increase to as much as 24% of the total titanium market in 2005. RTI supplies products to all the programs mentioned above. The company entered into a new agreement with BAE Systems in January 2005 to provide value added flat rolled products for the Eurofighter aircraft through 2009.

     Historically, the cyclical nature of the aerospace and defense industries has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 20 years, U.S. titanium mill products shipments registered cyclical peaks of 65 million pounds in 1997 to a low of 32 million pounds in 1983. The U.S. titanium industry's reported shipments were approximately 52 million pounds in 2000 and 2001, 36 million pounds in 2002, 34 million pounds in 2003 and are estimated to be approximately 42 million pounds in 2004. Due to increased demand from commercial aerospace, shipments are expected to grow further in 2005.

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

     As part of our commercial products operation, which supplied commercially pure titanium products to various customers for use in industrial applications, RTI's welded tubing operations were designated as discontinued in 2004 due to our inability to obtain the necessary raw material in the form of rolled, narrow-width skelp. RTI's normal supplier, Uniti Titanium, advised that it was unable to meet orders due to insufficient titanium supplies from Russia. The physical facilities, previously utilized for the production of welded tube, are being used to support other areas of RTI's operations.

     Industrial and Consumer markets provided approximately 35% of RTI's revenue in 2004. In the energy market, the demand for RTI's products for oil and gas deepwater exploration and production remained strong in 2004. This demand is expected to grow over the next several years as a consequence of increased oil and gas demand from deep water and hostile environments. The Company recently announced that its Houston-based subsidiary, RTI Energy Systems, Inc., has been selected to provide titanium stress joints to BP for its Shah Deniz project located in the Caspian Sea, Azerbaijan.

PRODUCTS AND MARKETS

     The Company's products are produced and marketed by two operating segments:
(1) the Titanium Group and (2) the Fabrication & Distribution Group (F&D).

     The Titanium Group's products consist primarily of titanium mill products and specialty alloys for use in the ferrous and nonferrous metals industries. Such titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate and sheet. These products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets such as prime aircraft manufacturers and subcontractors including metal fabricators, forge shops, machine shops and metal distribution companies. Titanium mill products are semi-finished goods and most often represent the raw or starting material for these customers, who then form, fabricate, machine or further process them into finished or semi-finished parts. A significant amount of titanium mill products are sold to the Company's Fabrication & Distribution Group (65% in 2004) where value-added services are performed for ultimate shipment to the customer. This Group also manufactures titanium powders and sells specialty alloys used by the ferrous and nonferrous metal industries. Included in this group are activities related to the Group's former Extrusion Plant in Ashtabula, Ohio which was used to extrude spent uranium under a contract with the Department of Energy (DOE) where, since 1993, RTI has been the Prime Contractor to the DOE for the remediation and restoration of the site.

     The Fabrication & Distribution Group consists primarily of businesses engaged in the fabrication and distribution of titanium and other specialty metals such as stainless steel and nickel-based alloys in both the United States and Europe. Such titanium mill products include alloy, plate, sheet and bar, engineered tubular products, hot-formed and superplastically formed parts, cut shapes, and various specialized cut-to-size programs. Included in this unit were activities related to the now discontinued welded tubing operations. The Fabrication unit extrudes numerous shapes and sizes of specialty metals for use in aerospace and nonaerospace applications. The Energy unit fabricates components such as connectors, subsea manifolds and riser systems which are used in offshore oil and gas production. The Energy unit also designs and markets offshore riser systems, stress joints and keel joints. The Distribution unit operates a number of domestic metal distribution facilities, which stock and deliver cut-to-size titanium products, as well as other specialty metals. The RTI Europe business unit operates distribution facilities in Europe which stock and deliver cut-to-size titanium products and other specialty metals.

     In 2004 RTI expanded its capability to offer precision machining and complex assemblies for the commercial aerospace sector through its acquisition of Claro Precision, Inc. in Montreal, Canada.

     The amount of sales and the percentage of the Company's consolidated sales for continuing operations represented by each Group during each of the years beginning in 2002 were as follows (dollars in millions):

                                                      2004            2003            2002
                                                  -------------   -------------   -------------
                                                    $       %       $       %       $       %
                                                  ------   ----   ------   ----   ------   ----
Titanium Group (1)(2)...........................  $ 53.6   25.0%  $ 56.7   29.1%  $ 88.9   34.5%
Fabrication & Distribution Group (4)............   161.0   75.0    138.3   70.9    169.1   65.5
                                                  ------   ----   ------   ----   ------   ----
  Total.........................................  $214.6    100%  $195.0    100%  $258.0    100%
                                                  ======   ====   ======   ====   ======   ====

     Operating profit (loss) for continuing operations and the percentage of consolidated operating profit contributed by each Group during each of the years beginning in 2002 were as follows (dollars in millions):

                                                   2004              2003              2002
                                               -------------   ----------------   ---------------
                                                 $       %        $         %        $        %
                                               ------   ----   --------   -----   --------   ----
Titanium Group (2)...........................  $(11.0)    76%   $(2.0)    166.7%   $11.0     71.4%
Fabrication & Distribution Group (4).........    (3.5)    24      0.8     (66.7)     4.4     28.6
                                               ------   ----    -----     -----    -----     ----
  Total......................................  $(14.5)   100%   $(1.2)      100%   $15.4     100%
                                               ======   ====    =====     =====    =====     ====

     The amount of the Company's consolidated assets identified with each Group for each of the years ended December 31 were as follows (dollars in millions):

                                                               2004     2003
                                                              ------   ------
Titanium Group (2)..........................................  $153.6   $163.6
Fabrication & Distribution Group............................   197.9    166.8
General Corporate (3).......................................    52.0     63.4
                                                              ------   ------
Total.......................................................  $403.5   $393.8
                                                              ======   ======

---------------

(1) Excludes $101 million, $91 million and $107 million of intercompany sales primarily to the Fabrication and Distribution Group in 2004, 2003 and 2002, respectively.

(2) Includes United States Department of Energy ("DOE") remediation and restoration contract.

(3) Consists primarily of unallocated cash, short-term investments and deferred tax assets.

(4) Excludes the effect of Discontinued Operations.

  RTI SALES BY MARKET

                                                              2004     2003     2002
                                                              ----     ----     ----
Commercial Aerospace........................................   35%      27%      30%
Defense.....................................................   30%      28%      30%
Industrial and Consumer.....................................   35%      45%      40%

  TITANIUM GROUP

     The Titanium Group produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Commercial Aerospace. The Group's products are certified and approved for use by all major domestic and most international manufacturers of commercial aircraft and jet engines. Products such as sheet, plate, bar, billet and ingot are fabricated into parts and are utilized in aircraft structural sections such as landing gear parts, fasteners, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     According to The Airline Monitor, the leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 2,589 aircraft under order at the end of 2004, a 1.3% increase from the prior year. The backlog represents approximately four years production at current build rates.

     The Airline Monitor also reported deliveries of large commercial aircraft by Airbus and Boeing totaling 605 planes for 2004 compared to 586 in 2003. They project that deliveries will be 680 in 2005, 760 in 2006, 790 aircraft in 2007 and 815 aircraft in 2008.

     According to Boeing and Airbus, the long term outlook for this segment over the next 20 years is that over 21,000 large jets and 4,200 regional jets, as new and replacement aircraft, will be required to support the expected demand of increased passenger and freight traffic.

     Defense. The Company's products are certified and approved for use by all major and most international manufacturers of military aircraft and jet engines. The various mill products are fabricated into parts and are utilized in aircraft structural sections, wing skins, fasteners, wing carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases, and armor for military vehicles. Product from this segment is utilized in programs such as the C-17 military transport, fighter aircraft such as the F/A-18, F-15, F-16, F/A-22, and the Joint Strike Fighter (F-35). Internationally it is used on European fighters such as the Tornado, Mirage, Eurofighter, and the A-400 transport.

     Other. The remainder of the Group's revenue comes from sales of alloy additions to the ferrous and non-ferrous industry and the Department of Energy. The Company operates a facility that produces ferro-titanium, an additive to certain grades of steel. The recent world wide demand for steel has significantly increased demand for ferro-titanium. Sales of ferro-titanium constituted over 10% of total sales in 2004 and demand is expected to be strong again in 2005. The Group's former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy ("DOE") from 1962 through 1990. Since 1993, RMI has been the prime contractor to the DOE for the remediation and restoration of the site. The Group recognized revenues of $5.5 million, $14.5 million, and $17.3 million, in 2004, 2003, and 2002, respectively. In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." It is not known at this time what role, if any, RMI will play in the balance of the cleanup although discussions are ongoing.

  FABRICATION & DISTRIBUTION GROUP

     Fabricated products include seamless and welded pipe, engineered tubular products and extrusions for oil and gas exploration and production and geothermal energy production industries. Fabricated products also include hot-formed and superplastically formed parts, machined, assembled, and cut shapes and extrusions for aerospace (commercial and defense) applications.

     The Company owns and operates a number of distribution facilities, both foreign and domestic. These centers stock titanium as well as other nonferrous and ferrous metals to fill customer needs for smaller quantity and quick delivery orders. These centers also provide cutting and light fabrication services. In addition, four locations: St. Louis, Los Angeles, Birmingham, England, and Villette, France, operate significant stocking and cut-to-size programs designed to meet the needs of commercial aerospace, defense, and industrial and consumer product customers for multi-year requirements.

     The Fabrication & Distribution Group was the largest customer for RTI's Titanium Group's mill products in 2004. Sales to F&D represented 65% of the Titanium Group's mill product revenue.

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

     RTI acquired Claro Precision Inc., Montreal, Canada, in October of 2004. Claro supplies precision machining and complex sub-assemblies to the aerospace industry, primarily Bombardier. The acquisition provides RTI with additional manufacturing capabilities as well as access to the regional and business jet markets.

EXPORTS

     The majority of the Company's exports consist of titanium mill products and extrusions used in aerospace markets. Also, significant exports to energy market customers are beginning to occur as deepwater oil and gas exploration increases. The Company's export sales were 20% of sales in 2004, 22% of sales in 2003, and 18% of sales in 2002. Such sales were made primarily to the European market, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company's export sales are denominated in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     The Company supplies flat-rolled titanium alloy mill products to the European market, through RTI Europe, the Company's network of European distribution companies, which secures contracts to furnish mill products to the major European aerospace manufacturers. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet. In 2000, RTI purchased the remaining 60% of Reamet. In addition, the Company expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. RTI, through its French subsidiary, Reamet, was chosen by Airbus as a major supplier of titanium flat rolled products through 2008.

BACKLOG

     The Company's order backlog for all market segments increased to $237.9 million as of December 31, 2004, up from $92.3 million at December 31, 2003, principally from titanium mill product markets. Of the backlog at December 31, 2004, $36.8 million is not likely to be filled in 2005. The Company includes in its backlog those orders from customers that are represented by a bona-fide purchase order or an executable contract. In most cases, prior to the Company incurring production cost to complete an order, a customer may cancel the order without penalty. If the Company has incurred cost for a customer order the customer is liable to reimburse the Company for out of pocket expenses. In the case of certain high dollar RTI Energy System contracts the contract normally provides for damages and fees based on particular milestones.

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and alloying agents. RTI acquires its raw materials from a number of domestic and foreign suppliers, under long-term contracts and other negotiated transactions. The majority of sponge requirements are sourced from foreign suppliers. Requirements for sponge and scrap vary depending upon the volume and mix of final products. The Company's cold hearth melting facility permits the Company flexibility to consume a wider range of metallics in its primary melting facility, thus reducing the need for purchased titanium sponge. Based on the current levels of customer demand, current production schedules, and the level of inventory on hand, the Company estimates its purchases of sponge and scrap will increase during 2005.

     The Company has entered into two long-term sponge supply agreements. One of the agreements is with a Japanese supplier and permits the Company to purchase up to four million pounds of sponge per year through 2007, either at market price or the price in effect under the contract plus changes in certain of the supplier's costs. In addition, this contract permits the Company to purchase up to an additional two million pounds of sponge at negotiated prices. The other agreement is with a supplier from Kazakhstan and permits the Company to purchase up to eight million pounds of sponge annually through 2006 at a fixed price.

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

     The aerospace consumers of titanium products tend to be highly concentrated. The Boeing Company, Airbus, and Lockheed manufacture airframes. General Electric, Pratt Whitney and Rolls Royce build jet engines. Through the direct purchase from these companies and their families of subcontractors, these companies and subcontractors consume most of the aerospace products. Shipments of aerospace products represented approximately 72% in 2004 and 89% in 2003 of RMI's mill product shipments of which 34% in 2004 and 50% in 2003 were used in defense applications. Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China.

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

     On December 3, 2002, Titanium Metals Corporation ("Timet") and RTI filed a joint petition before the USTR seeking removal of GSP status for the Russian wrought products and/or a reinstatement of the CNL. Allegheny Technologies Incorporated actively supported this petition. In addition, a sponge manufacturer from the Commonwealth of Independent States also filed a petition on December 2, 2002, seeking GSP status of unwrought titanium products from Kazakhstan. RTI supported the granting of this petition. Hearings on both of these petitions were held in April of 2003 before the Court of International Trade and the GSP Subcommittee. Subsequent to the hearings, in July of 2003, the Kazakhstan petition on unwrought products was denied. Thus, a 15% tariff still remains on unwrought titanium products entering the U.S., including titanium sponge. The Timet/RTI petition concerning wrought products which was granted on September 7, 2004 provided that effective November 7, 2004, wrought products from Russia would have the 15% duty reinstated.

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

MARKETING AND DISTRIBUTION

     RTI markets its titanium mill products and related products and services worldwide. The majority of the Company's sales are made through its own sales force primarily assigned to the F&D Group. RTI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Los Angeles, California; Indianapolis, Indiana; Hartford, Connecticut; Salt Lake City, Utah, and also in Montreal, Canada. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of products and services provided by companies in the Fabrication & Distribution Group are made by personnel at each plant location as well as a group level sales force. Fabrication & Distribution Group locations include: Hartford, Connecticut; Montreal, Canada; Indianapolis, Indiana; Los Angeles, California; Houston, Texas; Sullivan and Washington, Missouri; Birmingham, England; Villette, France; Dusseldorf, Germany; Milan, Italy; and Guangzhou, China.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities for the Titanium Group, as well as for other RTI subsidiaries, at its facilities in Niles, Ohio. The Company is conducting research for the U.S. Army and has entered into discussions with both the U.S. Army and Department of Defense on other research projects. The principal goals of the Company's research program, aside from U.S. Army and Department of Defense projects, are advancing technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical and product development costs borne by the Company totaled $1.2 million in 2004, $1.3 million in

2003 and $1.2 million in 2002. Additional development activities conducted at customer expense (not included above) totaled $0.3, $0.2 and $0.3 for 2004, 2003 and 2002, respectively.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its expertise, trade secrets and patents important to conduct its business, although no individual item is considered to be material to the Company's current business.

EMPLOYEES

     As of December 31, 2004, the Company and its subsidiaries employed 1,185 persons, 383 of whom were classified as administrative and sales personnel. 613 of the total number of employees were in the Titanium Group, while 572 were employed in the Fabrication & Distribution Group.

     The United Steelworkers of America represents 332 of the hourly, clerical and technical employees at RMI's plant in Niles, Ohio and 2 hourly employees at RMI Environmental Services in Ashtabula, Ohio. No other Company employees are represented by a union.

     The Labor Agreement with the United Steel Workers at the Niles, Ohio facility expired on October 15, 2003. The contract was extended twice as local management and the union negotiated the terms of a new contract. On October 25, 2003 union members voted to reject management's final proposal and a work stoppage commenced. Non-represented employees operated the plant until an agreement was reached December 1, 2004. The new contract provides for job combinations, changes in health care coverage and pension benefits for new employees and other cost savings measures. It includes a two year wage freeze with modest increases in wages and pensions thereafter. The new contract expires January 31, 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2004.

                  NAME                    AGE                           TITLE
                  ----                    ---                           -----
Timothy G. Rupert.......................  58    President and Chief Executive Officer
John H. Odle............................  62    Executive Vice President
Lawrence W. Jacobs......................  49    Vice President, Chief Financial Officer, and Treasurer
Dawne S. Hickton........................  47    Vice President, General Counsel, and Secretary
Gordon L. Berkstresser..................  57    Vice President and Controller

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

     Mrs. Hickton was elected Vice President and General Counsel in June 1997. She was elected Secretary in April, 2004. Mrs. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law and was associated with the Pittsburgh law firm of Burns, White and Hickton.

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

AVAILABLE INFORMATION

     Our Internet address is www.rtiintl.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. All filings are available via the Securities and Exchange Commission's website, the Internet address of which is www.sec.gov.

ITEM 2.  PROPERTIES

MANUFACTURING FACILITIES

     The Company has approximately 1.3 million square feet of manufacturing facilities, exclusive of distribution centers and office space. The Company's principal manufacturing plants, the principal products produced at such plants and their aggregate capacities, are set forth below.

                            MANUFACTURING FACILITIES

                                                                                       ANNUAL RATED
             LOCATION                                   PRODUCTS                         CAPACITY
             --------                                   --------                       ------------
TITANIUM GROUP
Niles, OH.........................   Ingot (million pounds)                                36.0
Niles, OH.........................   Mill products (million pounds)                        22.0
Salt Lake City, UT................   Powders (million pounds)                               1.5
Canton, OH........................   Ferro titanium and specialty alloys (million
                                     pounds)                                               16.0

FABRICATION & DISTRIBUTION
  GROUP
Washington, MO....................   Hot-formed and superplastically formed
                                     components (thousand press hours)                     50.0
Sullivan, MO......................   Cut parts (thousand man hours)                        23.0
Houston, TX.......................   Extruded products (million pounds)                     1.8
Houston, TX.......................   Machining & fabrication oil and gas products
                                     (thousand man hours)                                 246.0
Hermitage, PA.....................   Metal processing (million pounds)                     3.00
Birmingham, England...............   Cut parts and components (thousand man hours)         21.0
Villette, France..................   Cut parts and components (thousand man hours)          9.0
Los Angeles, CA (2 locations).....   Metal warehousing and distribution                     N/A
Hartford, CT......................   Metal warehousing and distribution                     N/A
Houston, TX.......................   Metal warehousing and distribution                     N/A
Montreal, Canada..................   Machining and assembly of aerospace products
                                     (thousand man hours)                                 250.0

     The Company leases the facilities in Sullivan, Missouri; Houston, Texas; Los Angeles, California; Hartford, Connecticut; Birmingham, England; Montreal, Quebec, Canada; and certain buildings and property at Washington, Missouri, Canton, Ohio and Guangzhou, China. All other facilities are owned. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

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

ENVIRONMENTAL

     The Company is subject to federal, state and local laws and regulations concerning environmental matters. During 2004, 2003, and 2002, the Company spent approximately $1.2 million, $1.0 million and $1.1 million, respectively, for environmental remediation, compliance, and related services.

     Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

     Fields Brook Superfund Site. The Company is involved in a superfund site known as Fields Brook in Ashtabula, Ohio. Cleanup was completed in 2002. The Company estimates its share of the remaining Operation, Maintenance and Monitoring work to cost $0.2 million. The Company has accrued an amount for this matter. See Note 17 to the consolidated financial statements.

     Resource Conservation and Recovery Act ("RCRA") Proceedings-Ashtabula Sodium Plant. In October 2003, the Company completed Ohio EPA-required repair of the closed landfill cap. Future monitoring and maintenance work is estimated at $0.02 million annually. The Company has accrued an amount for this matter. See Note 17 to the consolidated financial statements.

     Ashtabula River. The Ashtabula River Partnership ("ARP"), a group of public and private entities including, among others, the Company, the EPA, the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. The ARP has issued a Comprehensive Management Plan with an estimated cost of $48 million. The ARP expects to obtain funding at a level of approximately 65% from the federal government under the Great Lakes Legacy Act and the Water Resources Development Act, plus $7 million pledged by Ohio. In 2004, the Company joined thirteen other companies to reorganize as the Ashtabula River Cooperating Group II (ARCG II), which collectively agreed on a cost allocation, in order to fund the private share of the work. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. The Company has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan. See Note 17 to the consolidated financial statements.

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

     At December 31, 2004 the amount accrued for future environmental-related costs was $3.8 million. Of the total amount accrued at December 31, 2004, $0.6 million is expected to be paid out during 2005 and is included in the other accrued liabilities line of the balance sheet. The remaining $3.2 million is recorded in other non current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs is in a range from $2.9 to $7.7 million in the aggregate. The company has included in its other noncurrent assets $2.2 million as expected contributions from third parties. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

     Former Ashtabula Extrusion Plant. The Company's former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

     In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." It is not known at this time what role, if any, RMI will play in the balance of the cleanup although discussions are ongoing. Remaining soil removal is expected to take approximately 18-24 months. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with its contractual obligation.

     Reserve Environmental Services Landfill. In 1998 the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula Ohio known as Reserve Environmental Services (RES). USEPA recently issued a consent decree to RES and it appears final design will occur in 2005 and remediation in 2006 and 2007. The Company estimates its share of the expense to be $0.4 million and has accrued an amount for this matter based on its best estimate of its share of the currently proposed remediation plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at March 15, 2005: 778

RANGE OF HIGH AND LOW SALES PRICES OF COMMON STOCK FOR 2004

QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
First.......................................................  $19.12   $14.05
Second......................................................   17.19    13.09
Third.......................................................   19.90    13.30
Fourth......................................................   22.49    18.47
Year........................................................  $22.49   $13.09

RANGE OF HIGH AND LOW SALES PRICES OF COMMON STOCK FOR 2003

QUARTER                                                        HIGH     LOW
-------                                                       ------   ------
First.......................................................  $10.71   $ 8.77
Second......................................................   11.17     9.40
Third.......................................................   11.79     9.81
Fourth......................................................   18.00    10.57
Year........................................................  $18.00   $ 8.77

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

     The Company did not repurchase any common stock in 2004 and 2003 except for those shares repurchased as part of the executive compensation tax liabilities for shares awarded under the 1995 stock plan. Common stock repurchased to satisfy tax liabilities in 2004 and 2003 equaled 19,275 and 57,489 shares respectively. The shares repurchased were acquired in accordance with the 1995 stock plan which requires shares of this nature to be purchased at the average of the days high and low price on the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2004        2003        2002        2001        2000
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
Sales...............................  $214,591    $195,000    $257,954    $269,708    $233,566
Operating (loss) income.............   (14,486)     (1,215)(2)   15,414      6,131       4,619
(Loss) income before income taxes...    (4,711)(1)    7,491(3)   24,475(4)   16,452(5)    9,287(6)
Net (loss) income from continuing
  operations........................    (2,128)      4,728      15,175       9,784       5,456
Net (loss) income from discontinued
  operations -- after tax...........      (829)        (14)        (50)      2,294       1,275
Net (loss) income...................    (2,957)      4,714      15,125      12,078       6,731
Net (loss) income from continuing
  operations:
Basic...............................  $  (0.10)   $   0.23    $   0.73    $   0.47    $   0.26
                                      ========    ========    ========    ========    ========
Diluted.............................  $  (0.10)   $   0.23    $   0.73    $   0.47    $   0.26
                                      ========    ========    ========    ========    ========

NET (LOSS) INCOME PER COMMON SHARE:
  Basic.............................  $  (0.14)   $   0.23        0.73    $   0.58    $   0.32
  Diluted...........................  $  (0.14)   $   0.22        0.72    $   0.57    $   0.32

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........................  $218,444   $225,804   $215,861   $200,825   $207,705
Total assets............................   403,493    393,775    379,328    389,787    388,837
Long-term debt..........................        --         --         --         --     19,800
Total shareholders' equity..............   323,958    317,660    311,173    306,975    301,859

---------------

(1) Includes the effect of an approximately $9 million gain for settlement of a contractual claim.

(2) Includes the effect of an approximately $1 million gain from the sale of one of the Company's Ashtabula, Ohio facilities previously used for storage.

(3) Includes the effect of an approximately $8 million gain from the settlement of a contractual claim.

(4) Includes the effect of an approximately $7 million gain from the settlement of a contractual claim and a $2.1 million gain resulting from the sale of common stock received by the Company in connection with the demutualization of one of its insurance carriers.

(5) Includes the effect of an approximately $6 million gain from the settlement of a contractual claim and a $5.2 million gain related to a stock distribution to the Company in connection with the demutualization of one of its insurance carriers in which it was a participant.

(6) Includes the effect of an approximately $6 million gain from the settlement of a contractual claim.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, the outcome of proposed "Buy American" legislation, global economic activities, the Company's order backlog and the conversion of that backlog into revenue, the long-term impact of the events of September 11, and the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

     The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, including all matters discussed in Item 9A below, they have concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective in ensuring that all material information required to be filed in reports that the Company files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of the deficiencies described in Item 9A below, the Company performed additional post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 8 below which form the basis of this discussion and analysis fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented.

OVERVIEW

     RTI International Metals, Inc. conducts its operations in two segments: the Titanium Group and the Fabrication & Distribution Group. The Titanium Group, with primary operations in Niles, Ohio and Canton, Ohio, has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet and plate. This Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes and the application of titanium in new markets. F&D, with operations located throughout the U.S., Europe and Canada and representative offices in Germany, Italy and China, concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machine components and sub-assemblies, as well as engineered systems for energy-related markets, accessing the Titanium Group as its primary source of mill products. Approximately 65% of the Titanium Group's sales in 2004 were to F&D.

     While 35% of RTI's sales in 2004 were directed to the commercial aerospace market, approximately 50% of all U.S. titanium production is shipped to this segment. In 2004, the world economies began to improve, air traffic demand rose significantly (12.5%) in the commercial aircraft segment and defense spending continued to grow, leading to a rebound from 2003 in the demand for titanium and speciality metal products.

     An agreement with the United Steelworkers of America ("USWA") expired on October 15, 2003 at the Company's Niles, Ohio facility where the Union represents 357 hourly and clerical workers. After two extensions and a union rejection vote on October 25, 2003 a work stoppage commenced and non-represented employees began operating the facility. Non-represented employees operated the facility until a new 62-month agreement was reached on December 1, 2004.

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

     In conjunction with the close monitoring of our working capital position, an emphasis is also made on capital expenditures. It is not the intent of management to match these with depreciation expense but rather identify those opportunities that will result in the highest return to our shareholders. Over the past few years, capital outlays have been less than depreciation however, in 2004 the company acquired RTI Claro for the sum of $23.6 million plus 358,908 shares of RTI stock. The cash position at the year end 2004 stood at $62.7 million against $67.9 million at 2003. As for the ultimate disposition of this cash, the RTI Board of Directors regularly considers such options as dividends, stock repurchases in excess of an approved $15 million program, acquisitions or strategic combinations. Given the uncertainty and competitive pressures in the current marketplace, as well as the Company's growth strategy, management believes that a net cash position with no long-term debt is currently the most desirable capital structure.

DISCONTINUED OPERATIONS

     The Company disclosed in a news release dated September 30, 2004 that its Tube Mill operations had stopped soliciting new orders because of a shortage of skelp, which is the key raw material in manufacturing titanium strip.

     The decision to halt the solicitation of new orders was to continue until a search for other sources of skelp was concluded. In December 2004 the Company terminated its search for other skelp sources and decided to terminate production activity and discontinue the titanium strip product line and utilize the facility for other purposes unrelated to the manufacture of welded tubing. Tube Mill operations had been reported within the F&D segment.

     Discontinued operations, which represent operating results of the Tube Mill operations for which further information is included in Note 19, reported trade sales of $14.4 million, $10.5 million and $12.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     At December 31, 2004 the Company impaired certain Tube Mill assets and provided for certain contingencies which resulted in an after tax charge of $0.7 million. This charge and the required balance sheet adjustments were reflected in the net loss from discontinued operations for the period ended December 31, 2004.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(Dollars in millions)

  NET SALES

YEAR ENDED DECEMBER 31,                                     2004      2003      2002
-----------------------                                    -------   -------   -------
Titanium Group
  Trade..................................................  $  53.6   $  56.7   $  88.9
  Inter-company..........................................    101.2      91.2     107.8
                                                           -------   -------   -------
  Total..................................................    154.8     147.9     196.7
Fabrication and Distribution Group
  Trade..................................................    161.0     138.3     169.1
  Inter-company..........................................     32.0      10.6      12.3
                                                           -------   -------   -------
  Total..................................................    193.0     148.9     181.4
Eliminations.............................................   (133.2)   (101.8)   (120.1)
                                                           -------   -------   -------
Net Sales................................................  $ 214.6   $ 195.0   $ 258.0
                                                           =======   =======   =======

  Titanium Group

     Sales for the Company's Titanium Group amounted to $154.8 million, including intercompany sales of $101.2 million, in the year ended December 31, 2004 compared to $147.9 million, including intercompany sales of $91.2 million, in the same period of 2003. The increase in sales of $6.9 million or an increase of 5% was mainly due to an increase in mill product shipments of 445 thousand pounds. Shipments in 2004 of mill products were 5.4 million pounds versus the year ago period of 4.9 million pounds. The increase in shipments was due to higher levels of bloom and sheet sales from the year ago period and resulted in increased revenue of approximately $2.6 million. Increased demand from the steel industry for ferro titanium and increased intercompany shipments of electrodes generated $12.2 million in increased revenue. The termination of the Company's contract with the U.S. Department of Energy resulted in reduced revenues of $(7.9) million.

     Sales for the Company's Titanium Group amounted to $147.9 million, including intercompany sales of $91.2 million, in the year ended December 31, 2003 compared to $196.7 million, including intercompany sales of $107.8 million, in the same period of 2002. The Group's net sales decreased as a result of a decrease in mill product shipments, partially offset by higher average realized prices as product mix shifted to higher value-added flat rolled products. Shipments of titanium mill products were 5.9 million pounds in the year ended December 31, 2003, compared to 10.0 million pounds for the same period in 2002. Averaged realized prices increased to $15.95 per pound compared to the same period in 2002 of $14.96 per pound. The net effect of the reduced mill shipments offset by increased prices was $(46.0) million. Revenue was lower at the groups RMI environmental services business based as a result of reduced remediation activity by $(2.2) million.

  Fabrication and Distribution Group

     Sales in F&D amounted to $193.0 million, including intercompany sales of $32.0 million in the year ended December 31, 2004 compared to $148.9 million including intercompany sales of $10.6 million in the same period in 2003. The increase of $44.1 million or 30% reflected increased customer demand for smaller quantity lots and custom sizes from the several distribution centers throughout the country. Small quantity and custom size lots resulted in increased revenue of $16.5 million. Sales through the Group's European outlets were increased $5.0 million and the Company's acquisition of Claro Precision, Inc., added $4.0 million. Sales from the Group's fabrication units primarily through intercompany channels added $20.0 million in increased revenue from the year ago period.

     Sales through F&D amounted to $148.9 million, including intercompany sales of $10.6 million in the year ended December 31, 2003 compared to $181.4 million including intercompany sales of $12.3 million in the same period in 2002. The decrease of $32.5 million or 18% was a result of reduced demand from aerospace customers in both the United States and Europe. Of the decrease of $32.5 million approximately 78% was reduced revenue in the United States and 22% in Europe.

  GROSS PROFIT/(LOSS)

YEAR ENDED DECEMBER 31,                                       2004     2003     2002
-----------------------                                       -----    -----    -----
Titanium Group.............................................   $(0.1)   $ 7.8    $22.7
Fabrication & Distribution Group...........................    26.2     22.0     25.8
                                                              -----    -----    -----
Total......................................................   $26.1    $29.8    $48.5
                                                              =====    =====    =====

  Titanium Group

     Gross profit/(loss) decreased to a $(0.1) million loss in 2004 from a gross profit of $7.8 million in 2003 or a change of $7.9 million. Reduced prices on mill products net of mix effects resulted in a reduction in product margins of $3.0 million. Prices were reduced from the year ago period by over $2.00 per pound as prices dropped to an average of $14.59 from the prior period of $16.91 per pound. The reduced prices were partially due to the effect of lower price mix of goods sold. Inventory reductions in LIFO inventories resulted in increased cost of sales of $1.2 million; increased metallics costs equaled $1.0 million and the effect of the contract cancellation with the DOE resulted in reduced gross profits of $2.3 million. Other cost increases of $0.3 million included increased healthcare and pension costs.

     Gross profit decreased to $7.8 million in 2003 from a gross profit of $22.7 million in 2002 or a change of $14.9 million. The decrease in gross profit was a result of a reduction in mill product shipments of 4.1 million pounds. The reduced titanium shipment level necessitated temporary production outages as the Company's Niles, Ohio facility maintained inventory balances in line with lower shipment levels. The reduced shipment level occurred primarily in heavy shapes as demand for these products from forging companies for use in commercial aircraft and certain industrial applications fell.

  Fabrication and Distribution Group

     Gross profit increased to $26.2 million in 2004 from a gross profit of $22.0 million in 2003 or a favorable change of $4.2 million. Most of the favorable change was a result of increased revenues in the Group's Distribution Businesses as a 25% increase in revenue from these businesses resulted in improved margins of $5.4 million. The Company made a Canadian acquisition in the fourth quarter which increased gross profit by $0.4 million. The effect of reduced revenues for energy projects of $2.4 partially offset the Distribution Business and Canadian improvements.

     Gross profit decreased to $22.0 million in 2003 from a gross profit of $25.8 million in 2002 or an unfavorable change of $3.8 million. The unfavorable change of 15% was due to the Group's Energy business in 2002 concluding work on a major project that provided significantly higher margins in 2002. The reduction in Energy caused a reduction in gross profits of 4%. Reduced demand from aerospace customers in the United States and Europe resulted in a reduction of gross profits by approximately 5%.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

YEAR ENDED DECEMBER 31,                                       2004     2003     2002
-----------------------                                       -----    -----    -----
Titanium Group.............................................   $10.3    $ 9.5    $12.3
Fabrication & Distribution Group...........................    29.7     21.2     19.5
                                                              -----    -----    -----
Total......................................................   $40.0    $30.7    $31.8
                                                              =====    =====    =====

  Titanium Group

     Selling, general and administrative expenses, increased $0.8 million in 2004 from the same period in 2003. The increase was primarily due to the Company's cost associated with the implementation of the Sarbanes-Oxley Act,
Section 404 (SOX 404) which amounted to $2.6 million. Partially offsetting the increased expense was the effect of the elimination of most SG&A activities at the Group's Ashtabula site which had been notified in December of 2003 that the DOE contract was being terminated by the DOE for convenience and reduced legal and rent expenses. It is not known at this time what role, if any, RMI will play in the balance of the cleanup although discussions are ongoing. The reduction of the Ashtabula SG&A expenses equaled $1.3 million and the legal and rent expenses amounted to $0.5 million.

     Selling, general and administrative expenses, decreased $2.8 million in 2003 from the same period in 2002. The decrease reflected a reduction in corporate overhead charges that are allocated based on a formula which among several factors includes sales as a percent of the total Company. The larger percentage reduction in sales from 2002 to 2003 resulted in a lower amount of Corporate costs charged to the Titanium Group and a correspondingly higher amount charged to the Fabrication and Distribution Group.

  Fabrication and Distribution Group

     SG&A increased $7.8 million in 2004 from 2003 in the F&D group. The increase was primarily due to the implementation of SOX 404 resulting in increased expenses in the group of $3.9 million. The group, primarily the distribution business, experienced significant growth in sales resulting in the addition of additional personnel, increased compensation and increased overhead equaling $1.8 million. The Company acquired a Canadian company in the fourth quarter of 2004, expanded sales and marketing efforts into mainland China during the year and increased its sales and marketing efforts in energy, and Europe resulting in increased expenses of $2.1 million.

     Selling, general and administrative expenses, increased $1.7 million in 2003 from the same period in 2002 as a result of the allocation issue described in the Titanium Group. Additionally, the increase was partially offset as certain depreciation expense previously recorded in SG&A in 2002 was reclassified to cost of sales and bad debt expense was $0.2 million higher in 2002 than in 2003.

  RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

YEAR ENDED DECEMBER 31,                                        2004    2003    2002
-----------------------                                        ----    ----    ----
Titanium Group..............................................   $1.2    $1.2    $1.2
Fabrication & Distribution Group............................     --     0.1      --
                                                               ----    ----    ----
Total.......................................................   $1.2    $1.3    $1.2
                                                               ====    ====    ====

     Additional development activities conducted at customer expense (not included above) totaled $0.3, $0.2 and $0.3 for 2004, 2003 and 2002, respectively.

  Titanium Group

     There was no change in expenses for the group in 2004, 2003 or 2002.

  Fabrication and Distribution Group

     In 2004 the group did not incur expenses related to R&D, which represented a decrease of $0.1 million from the prior year 2003. R&D expenditures in this group are primarily in the energy business area. The decrease in 2004 represented the completion of an R&D project in the energy business in 2003.

     The change in R&D expenditures from 2003 to 2002 represented an Energy business project completed in 2003.

  OTHER OPERATING INCOME

YEAR ENDED DECEMBER 31,                                        2004    2003    2002
-----------------------                                        ----    ----    -----
Titanium Group..............................................   $0.5    $1.0    $  --
Fabrication & Distribution Group............................     --      --       --
                                                               ----    ----    -----
Total.......................................................   $0.5    $1.0    $  --
                                                               ====    ====    =====

  Titanium Group

     Other operating income decreased $0.5 million in 2004 from the same period in 2003. The decrease was a result of a gain recorded in 2003 of $1.0 million on the sale of certain buildings at the Company's Ashtabula facility. In 2004 the Company sold its site in Salt Lake City, Utah and recorded a gain of $0.4 million.

     Other operating income increased $1.0 million in 2003 from the same period in 2002. The increase was a result of the net gain on a sale lease back of certain buildings and land at the Company's Ashtabula, Ohio facility.

  Fabrication and Distribution Group

     The group did not have any activity in other operating income for the periods reported.

  OPERATING (LOSS) INCOME

YEAR ENDED DECEMBER 31,                                        2004     2003     2002
-----------------------                                       ------    -----    -----
Titanium Group.............................................   $(11.0)   $(2.0)   $11.0
Fabrication & Distribution Group...........................     (3.5)     0.8      4.4
                                                              ------    -----    -----
Total......................................................   $(14.5)   $(1.2)   $15.4
                                                              ======    =====    =====

  Titanium Group

     Operating losses increased in 2004 to a loss of $(11.0) million from a loss of $(2.0) million in 2003. The increase of $9.0 million in loss was a result of reduced selling prices on product of $3.0 million, LIFO inventory liquidations of $1.2 million, increased metallics cost of $1.0 million and the effect of the DOE contract cancellation in 2004 of $2.3 million. Additional expenses for healthcare and pension expense resulted in an increase in expenses of $0.3 million. SG&A expenses were increased by $0.8 million primarily related to application of SOX 404 net of reduced expenses from the DOE contract termination and reduced legal and rent expenses.

     Operating losses in 2003 equaled $(2.0) million in 2003 compared to a reported income in 2002 of $11.0 million or a change of $(13.0) million unfavorable. The unfavorable change reflects a decrease in mill product shipments due to a decline in forged mill products demand from the commercial aerospace market, partially offset by a $1.0 million gain on the sale of one of the Company's Ashtabula, Ohio facilities.

  Fabrication and Distribution Group

     Operating losses in 2004 equaled $(3.5) million in 2004 compared to an income in 2003 of $0.8 million or an unfavorable change of $(4.3) million. The unfavorable change was due to an increase in SG&A expenses of $7.8 million caused by the expenses associated with the implementation of SOX 404 of $3.9 million, increased compensation of $1.8 million and the expansion of marketing efforts internationally and the acquisition of a Canadian Company which totaled $1.4 million. Offsetting the increased SG&A was increased gross profits of $3.5 million primarily on increased revenues.

     Operating income equaled $0.8 million in 2003 compared to operating income of $4.4 million in 2002 or an unfavorable change of $3.6 million. The change was due to weak demand for products sold to commercial aerospace and a reduction in the profitability of the group's energy business principally due to timing of the completion of long-term orders.

  OTHER INCOME

YEAR ENDED DECEMBER 31,                                        2004    2003    2002
-----------------------                                        ----    ----    ----
Other Income................................................   $9.6    $8.9    $9.4

     Other income increased by $0.7 million in 2004 compared to the same period in 2003. The increase was caused in part by an increase in the amount received from Boeing for liquidated damages on a long-term contract.

     Other income for the year ended December 31, 2003 was $8.9 million compared to other income of $9.4 million in 2002 or an unfavorable change of $(0.5) million. The unfavorable change was due to the receipt in 2002 of a $2.1 million common stock distribution in connection with the demutualization of one of the Company's insurance carriers. This amount was partially offset by the increase in the amount received for liquidated damages from Boeing of $1.3 million.

  INTEREST INCOME (EXPENSE), NET

YEAR ENDED DECEMBER 31,                                        2004    2003     2002
-----------------------                                        ----    -----    -----
Total Interest Income/(Expense), net........................   $0.1    $(0.2)   $(0.4)

     Interest income/(expense), net changed $0.3 million favorable as interest income of $0.1 million was recorded in 2004 compared to interest expense in 2002 of $(0.2) million. The favorable change was the result of interest income earned on cash balances in excess of bank fees incurred on the unused capacity of the Company's credit revolver.

     Interest income/(expense), net changed $0.2 million favorable as interest expense of $(0.2) million was recorded in 2003 compared to interest expense in 2002 of $(0.4) million. The favorable change was the result of the net effect of interest income earned on cash balances partially offsetting interest expense as a result of unused capacity fees on the Company's credit revolver.

  INCOME TAX (BENEFIT) EXPENSE

YEAR ENDED DECEMBER 31,                                        2004     2003    2002
-----------------------                                        -----    ----    ----
Income Taxes (Benefit) Expense..............................   $(2.6)   $2.8    $9.3

     Income tax benefit for 2004 was $2.6 million compared to $2.8 million in expense for the same period in 2003. The effective income tax rate in 2004 was 55% compared to a rate of 37% in 2003. The rate was increased as a result of adjustments of prior year taxes from three sources: normal revisions in estimates from filing 2003 tax returns; tax reserve adjustments related to a reassessment of potential exposures identified in prior years, and adjustments to certain deferred tax assets and liabilities and the release of current liabilities identified in reconciling deferred tax temporary differences.

     Income taxes decreased by $6.5 million as a result of a decrease in pretax income and a decrease of 1% in the effective tax rate. The effective income tax rate in 2003 was 37% compared to a rate of 38% in 2002. The rate was reduced as a result of the net effect of a reduction in the amount of estimated tax provision for previously recorded federal income taxes.

  (LOSS) FROM DISCONTINUED OPERATIONS

YEAR ENDED DECEMBER 31,                                        2004     2003    2002
-----------------------                                        -----    ----    -----
Discontinued operations.....................................   $(0.8)   $ --    $(0.1)

     The operations of the Company's welded tubing operations were deemed a discontinued operation in the fourth quarter of 2004 as the operation was unable to source input material to satisfy its customers. The Company recorded a $(0.8) million net of tax expense in 2004 compared to breakeven results net of tax in 2003. The breakeven results net of tax in 2003 is a presentation of the prior years effect of the tubing operations. The unfavorable change of $(0.8) million was the result of a net of tax loss on disposal of $(0.7) million and an unfavorable change in net of tax income of $(0.1) million.

     The favorable change of $0.1 million in net of tax income as restated reflects the change from a net of tax loss in 2002 of $(0.1) million to a breakeven result net of tax in 2003.

  NET (LOSS) INCOME

YEAR ENDED DECEMBER 31,                                        2004     2003    2002
-----------------------                                        -----    ----    -----
Net (loss) income...........................................   $(3.0)   $4.7    $15.1

     Net income (loss) changed unfavorably by $(7.7) million in 2004 compared to the same period in 2003. The net loss of $(3.0) million in 2004 represented 1.4% of sales compared to a net profit of $4.7 million in 2003 or 2.4% of sales.

     Net income changed unfavorably by $(10.4) million in 2003 compared to the same period in 2002. Net income of $4.7 million in 2003 or 2.4% of sales compares to net income of $15.1 million in 2002 or 5.9% of sales.

OUTLOOK

  OVERVIEW

     Beginning in 2001, a confluence of events including the weak U.S. and global economies, combined with the terrorist attacks of September 11, followed by ongoing conflicts in the Middle East and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS"), had a significant adverse affect on the overall titanium industry, through 2003. Beginning in 2004 however, the world economies began to improve, air traffic demand rose significantly in the commercial aircraft segment, and defense spending continued to grow, leading to a rebound in the demand for titanium and speciality metal products.

     According to the U.S. Geological Survey, U.S. shipments of titanium mill products declined from a high of approximately 65 million pounds in 1997 to approximately 34 million pounds in 2003. The Company believes shipment levels in 2004 increased due to an inventory replenishment cycle along with improved demand in all market segments, and expect U.S. shipments to reach approximately 42 million pounds in 2005. Aircraft manufactures, as well as aerospace forecasters, all predict that the growth in commercial aerospace, and therefore titanium, will continue to increase in 2005 and beyond.

     The following is a discussion of the Company's belief of what is happening within each of the three major markets in which RTI participates.

  COMMERCIAL AEROSPACE MARKETS

     Aerospace demand is classified into two sectors: commercial aerospace and defense programs. Demand from these two sectors comprises approximately 50% of the worldwide consumption for titanium products and in the U.S. comprises approximately 65% of titanium consumption. The Company's sales to this market represented 35% of total sales in 2004, up from 27% in 2003 due to a greater participation in the regional and business jet market with the acquisition of Claro Precision, Inc. in Canada which was completed in October, 2004.

     Due to reduced demand, Boeing and Airbus reduced their build rates for large commercial aircraft to 586 planes in 2003, a 13.5% reduction from the prior year. However, a turnaround began in 2004, with major producers delivering 605 new aircraft. According to The Airline Monitor, the combined production of large commercial aircraft by Boeing and Airbus is forecast to reach 680 aircraft in 2005, 760 aircraft in 2006, 790 aircraft in 2007, and 815 aircraft in 2008.

     Airbus is now producing the world's largest commercial aircraft, the A380, and Boeing has launched a new composite and titanium aircraft, the 787. In addition, Airbus has approved another new aircraft, the A350, to compete with Boeing's 787 model. All three of these aircraft are expected to use large quantities of titanium, in the second half of this decade. Longer term, the commercial aerospace sector is expected to be a very significant consumer of titanium products over the next 20 years due to the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial fleets.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by six to eighteen months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine.

     RMI entered into a long-term agreement with Boeing on January 28, 1998. Under this agreement, RMI agreed to supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, which began in 1999, had an initial term of five years and concluded at the end of 2003. Under the accord, Boeing received firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year. If volumes fell short of the minimum commitment, the contract contained provisions for financial compensation. In accordance with the agreement, and as a result of volume shortfalls in 1999, 2000, 2001, 2002 and 2003, Boeing settled claims of approximately $6 million in both 2000 and 2001 and $7 million in 2002. The claim for 2002 was settled during the first quarter of 2003 for approximately $8 million. Boeing ordered 0.4 million pounds in 2003, the final year of the contract, and accordingly, the Company received a payment of $9.1 million in March 2004 when Boeing satisfied the final claim under the contract. Beginning in January of 2004, business between the companies not covered by other contracts is being conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI acquired Claro Precision, Inc., Montreal, Canada, in October of 2004. Claro supplies precision machining and complex sub-assemblies to the aerospace industry, primarily Bombardier. The acquisition provides RTI with additional manufacturing capabilities as well as access to the regional and business jet markets.

     RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in January 2005 to continue to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2008, subject to extension. The new Airbus A380 is expected to utilize more titanium per aircraft than any commercial plane yet produced. In 2003, Airbus became the world's largest producer of commercial aircraft and this continued in 2004.

  DEFENSE MARKETS

     Shipments to military markets represented approximately 30% of the Company's 2004 revenues and are expected to remain significant as a percent of total sales in 2005 as U.S. and other countries' defense budgets remain strong. In fact, the latest U.S. Department of Defense budget figures for Research, Development Testing and Evaluation (RDT&E) and Procurement reflect an increase of 21% from 2005 through 2009.

     RTI believes it is well positioned to supply mill products and fabrications required for any increase in demand from this market. RTI currently supplies titanium and other materials to most military aerospace programs, including the F/A-22, C-17, F/A-18, F-15, F-16, Joint Strike Fighter ("JSF") and in Europe, the Mirage, Rafale and Eurofighter-Typhoon.

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion JSF program. The aircraft, which will be used by all branches of the military, is expected to consume 25,000 to 30,000 pounds of titanium per airplane. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 5,000 planes over the life of the program. The Company has entered into agreements with Lockheed and its teaming partner, BAE Systems, to be the supplier of titanium sheet and plate for the design and development phase of the program.

     The company entered into a new agreement with BAE Systems in January 2005 to provide value added titanium flat rolled products for the Eurofighter Aircraft through 2009.

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

  INDUSTRIAL AND CONSUMER MARKETS

     35% of RTI's 2004 revenues were generated in various industrial and consumer markets where business conditions are expected to experience increased demand over the next twelve months due to the demand for oil and gas products in the deep water and more hostile environments. Revenues from oil and gas markets are expected to be increased in 2005 and beyond due to continued activity in deep water projects.

     The Company's welded tubing operations supplied commercially pure titanium products to various customers for use in industrial operations. The Company's normal supplier advised that it was unable to meet orders due to their inability to obtain raw materials from their suppliers. The Company was unable to find alternate sources of material and had no choice but to declare the welded tubing operations a discontinued business in 2004. The physical facilities, previously utilized for the production of welded tube, are being used to support other areas of RTI's operations.

     In January 2005, RTI Energy Systems was selected by BP to provide titanium stress joints for its Shah Deniz project located in the Caspian Sea, Azerbaijan. Titanium was chosen because both strength and flexibility will be needed to deal with the strong currents in the development area. Fabrication will begin in 2005 and shipments will be made over the next 10-14 months.

     The Company operates a facility that produces ferro-titanium, an additive to certain grades of steel. The recent world wide demand for steel has significantly increased demand for ferro-titanium. Sales of ferro-titanium constituted over 10% of total sales in 2004 and demand is expected to be strong again in 2005.

     RTI serves a number of other industrial and consumer markets through its distribution businesses. The products sold and applications served are numerous and varied. The resulting diversity tends to provide sales stability through varying market conditions. The Company believes demand from these markets will continue to improve in 2005 and beyond as economic conditions continue to show improvement.

  BACKLOG

     The Company's order backlog for all market segments increased to $237.9 million as of December 31, 2004, up from $92.3 million at December 31, 2003, principally from titanium mill product markets. The 158% increase in the backlog, is primarily due to increased demand from the aerospace industry. Of the backlog at December 31, 2004, $36.8 million is not likely to be filled in 2005. The Company includes in its backlog those orders from customers that are represented by a bona-fide purchase order or an executable contract. In most cases, prior to the Company incurring production cost to complete an order, a customer may cancel the order without penalty. If the Company has incurred cost for a customer order the customer is liable to reimburse the Company for out-of-pocket expenses. In the case of certain high dollar energy contracts the contract normally provides for damages and fees based on particular milestones.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in millions)

     The Company believes it will generate sufficient cash flow from operations to fund operations and capital expenditures in 2005. In addition, RTI has cash reserves and available borrowing capacity to maintain adequate liquidity. RTI currently has no debt, and based on the expected strength of 2005 cash flows, the Company does not believe there are any material near-term risks related to fluctuations in interest rates.

  Cash provided by operating activities

YEAR ENDED DECEMBER 31,                                       2004    2003    2002
-----------------------                                       -----   -----   -----
Cash provided by operating activities.......................  $19.3   $30.3   $41.3

     The decrease in net cash flows from operations for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily reflects a decrease in net income of $7.7 million due to a decline in business operating results as mentioned in the "Results of Operations" section of Management's Discussion and Analysis. The remainder of the decrease is primarily due to a decrease in cash generated from reductions in working capital and other balance sheet line items. The most significant items driving the decrease in cash generated from changes in working capital and other balance sheet line items when comparing 2004 to 2003 are accounts receivable, inventory and the liability for billings in excess of costs and estimated earnings. Changes in accounts receivable decreased cash generated as billings exceeded cash collections in 2004 compared to 2003. The increase in billings reflects an improvement in market conditions in the last quarter of 2004 compared to 2003. Changes in inventory levels generated cash as the value of shipments exceeded purchases in 2004. Changes in the liability for billings in excess of costs and estimated earnings generated less cash in 2004 than in 2003 as it decreased due primarily to the Company fulfilling obligations and recognizing revenue relating to advanced payments on long-term orders.

     The decrease in net cash flows from operations for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily reflects a decrease in net income of $10.4 million due to decline in business operating results as mentioned in the "Results of Operations" section of Management's Discussion and Analysis. The remainder of the decrease is primarily due to a decrease in cash generated from reductions in working capital and other balance sheet line items. The most significant items driving the decrease in cash generated from changes in working capital and other balance sheet line items when comparing 2003 to 2002 are accounts receivable, inventory and the liability for billings in excess of costs and estimated earnings. Changes in accounts receivable generated cash as cash collections exceeded billings in 2003. The decrease in billings reflected the general decline in the commercial aerospace industry though the decrease was greater in 2002. Changes in inventory levels also generated cash as the value of shipments exceeded purchases in both 2003 and 2002, as a result of management's efforts to match inventory levels to the decline in business, though the decrease was greater in 2002. Changes in the liability for billings in excess of costs and estimated earnings generated less cash in 2003 than in 2002 as it increased due to the Company receipt of cash payments in advance of work completed on additional long-term orders.

     The Company's working capital ratio was 8.2 to 1 and 7.8 to 1 at December 31, 2004 and 2003, respectively.

  Cash used in investing activities

YEAR ENDED DECEMBER 31,                                        2004    2003    2002
-----------------------                                       ------   -----   -----
Cash used in investing activities...........................  $(29.4)  $(4.0)  $(7.6)

     Gross capital expenditures for the year ended December 31, 2004 amounted to $5.8 million compared to $5.4 million in 2003 and $7.6 million in 2002. In all periods, capital spending primarily reflected equipment additions and improvements as well as information systems projects. Partially offsetting the capital expenditures in 2004 were proceeds of $.5 million relating to the sale of property and equipment at the Company's Salt Lake City, Utah facilities.

     During the years ended December 31, 2004, 2003 and 2002, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2005 will total approximately $13.3 million and will be funded with cash generated by operations.

     Acquisitions net of cash acquired amount to $24.2 million. $22.0 million related to the acquisitions of Claro Precision, Inc., the remaining $2.2 million being the acquisition of the outstanding minority interest in Galt Alloys.

     At December 31, 2004, the Company had a borrowing capacity equal to $33.8 million.

  Cash provided by (used in) financing activities

YEAR ENDED DECEMBER 31,                                       2004   2003   2002
-----------------------                                       ----   ----   -----
Cash provided by (used in) financing activities.............  $4.8   $0.9   $(1.0)

     The favorable change in cash flows from financing activities for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily reflects an increase in proceeds from the exercise of employee stock options of $5.4 million in 2004 compared to $1.5 million in 2003.

     The favorable change in cash flows from financing activities for the year ended December 31, 2003 compared to the year ended December 31, 2002 is primarily reflects an increase in proceeds from exercise of employee stock options of $1.4 million in 2003.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND POST-RETIREMENT BENEFITS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of December 31, 2004 (dollars in thousands):

                                                          CONTRACTUAL OBLIGATIONS
                                    -------------------------------------------------------------------
                                     2005      2006      2007     2008     2009    THEREAFTER    TOTAL
                                    -------   -------   ------   ------   ------   ----------   -------
Operating leases (1)..............  $ 2,373   $ 2,002   $1,716   $1,026   $  737    $   830     $ 8,684
Capital leases (1)................      144        47       27        3       --         --         221
                                    -------   -------   ------   ------   ------    -------     -------
     Total contractual
       obligations................  $ 2,517   $ 2,049   $1,743   $1,029   $  737    $   830     $ 8,905
                                    =======   =======   ======   ======   ======    =======     =======

                                                          COMMERCIAL COMMITMENTS
                                    -------------------------------------------------------------------
                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    -------------------------------------------------------------------
                                     2005      2006      2007     2008     2009    THEREAFTER    TOTAL
                                    -------   -------   ------   ------   ------   ----------   -------
Long-term supply agreements (2)...  $42,374   $11,431   $4,784   $   --   $   --    $    --     $58,589
Purchase obligations (3)..........   27,888       636       --       --       --         --      28,524
Standby letters of credit (4).....    4,214        --       --       --       --         --       4,214
                                    -------   -------   ------   ------   ------    -------     -------
     Total commercial
       commitments................  $74,476   $12,067   $4,784   $   --   $   --    $    --     $91,327
                                    =======   =======   ======   ======   ======    =======     =======

                                                         POST-RETIREMENT BENEFITS
                                    -------------------------------------------------------------------
                                     2005      2006      2007     2008     2009    THEREAFTER    TOTAL
                                    -------   -------   ------   ------   ------   ----------   -------
Post-retirement benefits (5)......  $ 1,866   $ 1,881   $1,894   $1,915   $1,934    $10,096     $19,586
                                    =======   =======   ======   ======   ======    =======     =======

---------------

(1) See Note 12 to the Company's Financial Statements.

(2) Amounts represent commitments for which contractual terms exceed twelve months.

(3) Amounts primarily represent purchase commitments under purchase orders.

(4) Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(5) The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when incurred. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2005 through 2008 are based on actuarial estimates of expected future cash payments. The Company is not forecasting or required to make a pension contribution in 2005. As in past years, the Company may make voluntary contributions when there is an economic advantage to contribute to the fund. Future contributions to the fund, if required, will be provided based on actuarial evaluation.

CREDIT AGREEMENT

     The Company amended its former $100 million, three-year credit agreement on June 4, 2004. The amendment provides for $90 million of standby credit through May 31, 2008. The Company has the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group. The terms and conditions of the amended facility remain unchanged with the exception that the tangible net worth covenant in the replaced facility was eliminated.

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

     At December 31, 2004 the Company had $4.2 million of standby letters of credit outstanding under the facility.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $1.2 million, $1.0 million and $1.1 million, respectively, for environmental remediation, compliance, and related services. The Company estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $2.0 million for 2005 and $1.3 million for 2006. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At December 31, 2004, the amount accrued for future environmental-related costs was $3.8 million. Of the total amount accrued at December 31, 2004, $0.6 million is expected to be paid out during 2005 and is included in the other accrued liabilities line of the balance sheet. The remaining $3.2 million is recorded in other non current liabilities.

     The Company has included in other non-current assets $2.2 million as expected contributions from third parties. This amount represents the contributions from third parties in conjunction with the Company's most likely estimate of its accrued amount of $3.8 million.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions form third parties, is in a range from $2.9 to $7.7 million in the aggregate. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

  Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at the DOE expense.

     In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." It is not known at this time what role, if any, RMI will play in the balance of the cleanup although discussions are ongoing. Remaining soil removal is expected to take approximately 18-24 months. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation.

NEW ACCOUNTING STANDARDS

     In December 2004 the FASB issued SFAS No. 151, Inventory Costs. The Company is required to adopt SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items -- if abnormal -- be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. The Company has not yet determined what effect SFAS 151 will have on its financial statements.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," (FSP FAS 109-1) which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (FAS 109). This FSP was effective upon issuance. FAS 109-1 will not likely have a material impact on the Company.

     In December 2004, the FASB Issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which states that the FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS
109. The Company is evaluating the impact of earnings repatriation and once concluded will apply its action in accordance with FAS 109.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest entities, an interpretation of ARB No. 51," (FIN 46) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application at December 31, 2003. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this standard.

     In December 2004, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. SFAS 123R requires the mandatory expensing of share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provision of SFAS 123R effective as of the beginning of the third quarter in 2005. SFAS 123R provides alternative methods of adoption including prospective and modified retroactive applications. The Company is currently evaluating the financial impact, including the available alternatives under SFAS 123R.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, FASB issued Staff Position FSP FAS 106-2 (FSP 106-2) "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" which provides guidance on the accounting for the effects of the Act. FASB Staff Position 106-2 was effective for the first interim or annual period beginning after June 15, 2004. The Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The out-of-pocket limits provide for both retiree medical and prescription drug benefits under one limit without specification of the amount for medical versus drug benefit. In order for the Company to receive a subsidy under the Act the prescription drug benefits provided by the Company must be actuarially equivalent to the Act. Because of the Company's cap on retiree health care and prescription drug benefits, the Company does not believe its prescription drug benefits are actuarially equivalent to the Act. Accordingly, the measure of its Accumulated Postretirement Benefit Obligation (APBO) and net periodic benefit cost do not reflect any potential effects of the Act.

ACQUISITIONS

     RTI continues to evaluate potential acquisition candidates to determine if they are likely to increase the Company's earnings and value. RTI evaluates such potential acquisitions on the basis of their ability to enhance or improve the Company's existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for its products. RTI may make acquisitions using its available cash resources, borrowings under its existing credit facility, new debt financing, the Company's common stock, joint venture/ partnership arrangements or any combination of the above.

     On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc., of Montreal, Quebec, Canada. The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI common stock with fair value of $7.0 million. The agreement provides for an adjustment to a target equity of $9.7 million based on the finalization of a closing balance sheet at the date of closing. In accordance with the agreement the Company determined that an adjustment to the purchase price of $0.2 million was due the Company and has been included to the allocated purchase price.

     The purchase was made with available cash on hand and newly issued common shares. The results of operations are included in the quarter beginning October 1, 2004. Claro will operate and report under the Company's Fabrication and Distribution segment.

     Claro Precision, Inc., is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry.

CRITICAL ACCOUNTING POLICIES

     RTI's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that have a material impact on the amounts recorded for assets and liabilities and resulting revenue and expenses. Management estimates are based on historical evidence and other available information, which in management's opinion provide the most reasonable and likely result under the current facts and circumstances. Under different facts and circumstances expected results may differ materially from the facts and circumstances applied by management.

     Of the accounting policies described in Note 2 of the Company's Financial Statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of goodwill and intangible assets, long-lived assets, income taxes, employee benefit plans, environmental liabilities and certain valuation accounts described below would be most critical if management estimates were incorrect. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of valuation accounts receivable, duty drawback property, plant and equipment, goodwill, pensions, post-retirement benefits, workers compensation, environmental liabilities and income taxes.

     Goodwill and Intangible Assets. In the case of goodwill and long-lived assets, if future product demand or market conditions reduce management's expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or long-lived assets may be required. Intangible assets were valued at fair value with the assistance of outside experts. In the event that demand or market conditions change and the expected future cash flows associated to these assets is reduced, a write-down or acceleration of the amortization period may be required. Intangible assets are amortized over 20 years.

     Management evaluates the recoverability of goodwill by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information. The carrying value of goodwill at December 31, 2004 was $46.6 million and $35.7 million at December 31, 2003, representing 12% and 9% total assets, respectively. Management relies on its estimate of cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall conditions, sales volumes and prices, costs of production, and working capital changes. The discounted cash flow evaluation is completed annually in the fourth quarter, absent any events throughout the year which would indicate an impairment. If an event were to occur that indicates a potential impairment, the Company would perform a discounted cash flow evaluation prior to the fourth quarter. At December 31, 2004 the results of management's assessment did not indicate an impairment. Results of the test in 2003 did indicate that the difference between carrying value and discounted cash flows had been reduced from prior years for one of the Company's reportable units. No events occurred during 2004 that would indicate a potential impairment exists.

     Long-Lived Assets. Management evaluates the recoverability of property plant, and equipment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be fully recoverable in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Changes in circumstances may include technological changes, changes in our business model, capital structure, economic conditions, or operating performance. Our evaluation is based upon, among other items, our assumptions about the estimated undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, the Company will recognize an impairment loss. Management applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows associated with the assets, and the fair value of the asset.

     Income Taxes. In the case of deferred tax assets, management has provided under current facts and circumstances what it believes to be adequate allowances for reduced value. Similar to goodwill and long-lived assets, should the future benefit of deferred tax assets become impaired because of the possibility of reduced utilization, an increase to the valuation allowance and corresponding charge to expense may be required.

     The future tax benefit arising from net deductible temporary differences was $4.2 million at December 31, 2004 and $10.9 million at December 31, 2003. The Company has provided a valuation allowance to fully offset deferred tax assets at one of its foreign entities as it became uncertain that those assets, consisting principally of net operating losses, would be utilized (see Note 8). Deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a part of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income or equity, as appropriate, in the period in which the determination were made.

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

     The discount rate is used to determine the present value of future payments. In general, the Company's liability increases as the discount rate decreases and decreases as the discount rate increases. The Company considers a variety of sources that provide rates on high quality (Aaa-Aa) corporate bonds and other sources in order to select a discount rate that best matches its pension investment profile. The Company reduced its discount rate at December 31, 2004 and 2003 to determine its future benefit obligation. The discount rate at December 31, 2004 was 5.75% and at December 31, 2003 was 6.0%.

     The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 5.75% at December 31, 2004 would have the following effect in millions of dollars:

                                                              -.25%   +.25%
                                                              -----   -----
Effect on total projected benefit obligation (PBO) (in
  millions).................................................  +$3.2   -$3.1
Effect on subsequent years periodic pension expense (in
  millions).................................................  +$0.3   -$0.3

     Decreases in the level of plan assets have a direct impact on the amount of periodic pension expense the Company records. During 2004 the value of the Company's plan assets increased as improved returns occurred particularly on equities held by the fund. The Company assumed an 8.5% expected rate of return to record expense during 2004, which was the same as 2003. The Company is expected to use 8.5% in 2005.

     At December 31, 2004, the estimated accumulated benefit obligation related to plan assets exceeded the value of those assets. The reduction in the discount rate from 6.0% to 5.75% and a decrease on the return of plan assets from 2003 to 2004 resulted in an adjustment to equity to reflect an increase in the additional minimum liability of $3.8 million, net of deferred taxes. Pension expense in 2005 will increase $1.0 million.

     The Company currently does not have any minimum funding obligations under ERISA but continually evaluates whether the best use of its cash may include a contribution to the pension plans. If the Company chooses to make a contribution prior to the 2004 funding deadline, the increase in pension expense for 2005 will likely decrease.

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

     The Company's long-term credit arrangement is based on rates that float with LIBOR based rates or bank prime rates and the carrying value approximates fair value. At December 31, 2004, the Company had no outstanding obligations under this credit arrangement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Registered Public Accounting Firm.....    32

FINANCIAL STATEMENTS:
  Consolidated Statement of Operations for the years ended
     December 31, 2004, 2003, and 2002......................    34
  Consolidated Balance Sheet at December 31, 2004 and
     2003...................................................    35
  Consolidated Statement of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002.......................    36
  Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2004, 2003 and 2002...    37
  Notes to Consolidated Financial Statements................    38

FINANCIAL STATEMENT SCHEDULES:
  Schedule II -- Valuation and Qualifying Accounts..........   S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Shareholders of RTI International Metals,
Inc.:

     We were engaged to perform an integrated audit of RTI International Metals, Inc.'s December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company's 2004, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

CONSOLIDATED FINANCIAL STATEMENTS

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company has not reported on its assessment of the effectiveness of internal control over financial reporting. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company's internal control over financial reporting.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management has not reported on its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, management has identified the following material weaknesses as of December 31, 2004:

          (i) The Company did not maintain effective control over the period-end closing process. Specifically, due to resource constraints, the Company was unable to timely and accurately complete its work needed to close its books and prepare financial statements in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in audit adjustments to the Company's 2004 financial statements. Additionally, this control deficiency could result in a misstatement of the Company's financial statements that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

          (ii) The Company did not maintain effective internal control over the accuracy of certain spreadsheets. Specifically, spreadsheets used in the period-end closing process, and other spreadsheets supporting financial reporting, were not effectively protected at December 31, 2004. This control deficiency resulted in audit adjustments to the Company's 2004 financial statements. Additionally, this control deficiency could result in misstatements that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

          (iii) The Company did not maintain effective control over the effectiveness of controls at a third-party service organization. The service organization processes health care claims for Company employees and retirees. Such processes are considered part of the Company's internal control over financial reporting specifically as to the existence and completeness of health care claims liability and the related expense. Management was unable to obtain evidence about the effectiveness of controls over financial reporting at the service organization which represents a control deficiency. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in a misstatement of health care claims liability and the related expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

          (iv) The Company did not maintain effective control over the accounting for property, plant and equipment. Specifically, the Company did not maintain effective control over the completeness and accuracy of accounting for property, plant and equipment. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in a misstatement of the accounting for property, plant and equipment and the related depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

     The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion the Company's internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
April 14, 2005

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
Sales.......................................................  $214,591   $195,000   $257,954
Operating costs:
Cost of sales...............................................   188,430    165,170    209,477
Selling, general and administrative expenses................    40,004     30,706     31,812
Research, technical and product development expenses (Note
  2)........................................................     1,181      1,306      1,251
                                                              --------   --------   --------
     Total operating costs..................................   229,615    197,182    242,540
                                                              --------   --------   --------
Other operating income (Note 9).............................       538        967         --
                                                              --------   --------   --------
Operating (loss) income.....................................   (14,486)    (1,215)    15,414
Other income (Note 9).......................................     9,633      8,878      9,428
Interest income (expense), net..............................       142       (172)      (367)
                                                              --------   --------   --------
Income (loss) from continuing operations before income
  taxes.....................................................    (4,711)     7,491     24,475
(Benefit) Provision for income taxes (Note 8)...............    (2,583)     2,763      9,300
                                                              --------   --------   --------
Net (loss) income from continuing operations................    (2,128)     4,728     15,175
Net (loss) from discontinued operations (Note 19)...........      (829)       (14)       (50)
                                                              --------   --------   --------
Net (loss) income...........................................  $ (2,957)  $  4,714   $ 15,125
                                                              ========   ========   ========
Basic (loss) earnings per common share (Note 4):
  Continuing operations.....................................  $  (0.10)  $   0.23   $   0.73
  Discontinued operations...................................     (0.04)        --         --
                                                              --------   --------   --------
  Net (loss) Income.........................................  $  (0.14)  $   0.23   $   0.73
                                                              ========   ========   ========
Diluted (loss) earnings per common share (Note 4):
  Continuing operations.....................................  $  (0.10)  $   0.23   $   0.73
  Discontinued operations...................................     (0.04)     (0.01)     (0.01)
                                                              --------   --------   --------
  Net (loss) Income.........................................  $  (0.14)  $   0.22   $   0.72
                                                              ========   ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                           ASSETS
ASSETS:
Cash and cash equivalents...................................  $ 62,701   $ 67,970
Receivables, less allowance for doubtful accounts of $1,704
  and $1,759 (Note 5).......................................    44,490     30,855
Inventories, net (Note 6)...................................   133,512    153,497
Current deferred income tax asset (Note 8)..................     1,145      5,251
Income tax receivable.......................................     3,321         --
Other current assets (Note 14)..............................     3,597      3,284
                                                              --------   --------
  Total current assets......................................   248,766    260,857
Property, plant and equipment, net (Note 7).................    82,593     85,505
Goodwill....................................................    46,618     35,693
Other intangible assets, net (Note 3).......................    16,040         --
Noncurrent deferred income tax asset (Note 8)...............     3,012      5,616
Intangible pension asset (Note 11)..........................     3,365      3,186
Other noncurrent assets.....................................     3,099      2,918
                                                              --------   --------
  Total assets..............................................  $403,493   $393,775
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable............................................  $ 14,253   $ 14,008
Accrued wages and other employee costs......................     4,863      5,568
Billings in excess of costs and estimated earnings (Note
  13).......................................................     4,708      7,502
Income taxes payable........................................        --      4,759
Other accrued liabilities (Note 17).........................     6,498      3,216
                                                              --------   --------
  Total current liabilities.................................    30,322     35,053
Long-term debt (Note 10)....................................        --         --
Accrued postretirement benefit cost (Note 11)...............    20,811     20,428
Accrued pension cost (Note 11)..............................    21,090     12,445
Other noncurrent liabilities (Note 17)......................     7,312      8,189
                                                              --------   --------
  Total liabilities.........................................    79,535     76,115
                                                              --------   --------
Commitments and Contingencies (Note 17)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  21,351,116 and 21,337,002 shares issued; and 21,772,730
  and 20,934,663 shares outstanding.........................       221        213
Additional paid-in capital..................................   258,526    244,860
Deferred compensation.......................................    (2,499)    (2,009)
Treasury stock, at cost; 421,614 and 402,339 shares.........    (3,906)    (3,618)
Accumulated other comprehensive (loss)......................   (22,759)   (19,118)
Retained earnings...........................................    94,375     97,332
                                                              --------   --------
  Total shareholders' equity................................   323,958    317,660
                                                              --------   --------
  Total liabilities and shareholders' equity................  $403,493   $393,775
                                                              ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2004      2003      2002
                                                              --------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $ (2,957)  $ 4,714   $15,125
Net loss from discontinued operations.......................       137        14        50
Loss on disposal of discontinued operations.................       692        --        --
                                                              --------   -------   -------
Net (loss) income from continuing operations................    (2,128)    4,728    15,175
Adjustment for non-cash items included in net income:
  Depreciation and amortization.............................    12,461    12,036    12,221
  Deferred income taxes.....................................     2,565    (4,184)    6,297
  Stock-based compensation and other........................     1,216     1,736     2,487
  Gain from sale of common stock............................        --        --    (2,105)
  Gain on sale of property, plant and equipment.............      (349)     (967)       --
Changes in assets and liabilities (net of effects of
  businesses acquired):
  Receivables...............................................   (10,136)    6,922     9,744
  Inventories...............................................    19,868    (3,746)    3,920
  Accounts payable..........................................      (938)     (728)   (2,591)
  Income taxes payable......................................    (9,623)    4,759       (29)
  Billings in excess of costs and estimated earnings........    (2,794)    5,114    (3,745)
  Other current liabilities.................................     4,098      (373)   (3,030)
  Other assets and liabilities..............................     2,173      (116)    2,139
                                                              --------   -------   -------
     Cash provided by continuing operating activities.......    16,413    25,181    40,483
     Cash provided by discontinued operating activities.....     2,933     5,140       776
                                                              --------   -------   -------
     Cash provided by operating activities..................    19,346    30,321    41,259
                                                              --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired, and other investing...   (24,225)       --        --
  Proceeds from disposal of property, plant and equipment...       595     1,437        --
  Capital expenditures......................................    (5,771)   (5,402)   (7,603)
                                                              --------   -------   -------
     Cash used in investing activities......................   (29,401)   (3,965)   (7,603)
                                                              --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........     5,359     1,534       129
  Purchase of common stock held in treasury.................      (288)     (586)     (420)
  Deferred charges related to credit facility...............      (285)       --      (735)
                                                              --------   -------   -------
     Cash provided by (used in) financing activities........     4,786       948    (1,026)
                                                              --------   -------   -------
(Decrease)increase in cash and cash equivalents.............    (5,269)   27,304    32,630
Cash and cash equivalents at beginning of period............    67,970    40,666     8,036
                                                              --------   -------   -------
Cash and cash equivalents at end of period..................  $ 62,701   $67,970   $40,666
                                                              ========   =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized).........  $    426   $   443   $   373
                                                              ========   =======   =======
Cash paid for income taxes..................................  $  6,086   $ 3,165   $ 5,812
                                                              ========   =======   =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for restricted stock awards........  $  1,301   $   955   $   478
                                                              ========   =======   =======
Capital lease obligations incurred..........................  $      6   $    40   $    --
                                                              ========   =======   =======
Common stock issued in acquisition..........................  $  7,014        --        --
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

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        ACCUMULATED
                                                       ADDT'L.                   TREASURY                  OTHER
                                 SHARES      COMMON    PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                               OUTSTANDING    STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS   INCOME (LOSS)    TOTAL
                               -----------   -------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2001.......................  20,730,604    $  210    $241,579     $(2,278)     $(2,612)   $77,493      $ (7,417)     $306,975
Shares issued for directors'
  compensation...............      18,912        --         187        (187)          --         --            --            --
Shares issued for restricted
  Stock award plans..........      50,000         1         478        (479)          --         --            --            --
Compensation expense
  recognized.................          --        --          --         962           --         --            --           962
Treasury common stock
  purchased at cost..........     (40,000)       --          --          --         (420)        --            --          (420)
Exercise of employee stock
  options including tax
  benefit....................      16,467        --         129                       --         --            --           129
Net income...................          --        --          --          --           --     15,125            --        15,125
Adjustment to excess minimum
  pension liability(a).......          --        --          --          --           --         --       (10,338)      (10,338)
Unrealized gains on
  investments held for
  sale.......................          --        --          --          --           --         --        (1,260)       (1,260)
Comprehensive income.........
                               ----------    -------   --------     -------      -------    -------      --------      --------
Balance at December 31,
  2002.......................  20,775,983    $  211    $242,373     $(1,982)     $(3,032)   $92,618      $(19,015)     $311,173
Shares issued for directors'
  compensation...............      18,213        --         186        (186)          --         --            --            --
Shares issued for restricted
  Stock award plans..........      75,220         1         768        (769)          --         --            --            --
Compensation expense
  recognized.................          --        --          --         928           --         --            --           928
Treasury common stock
  purchased at cost..........     (57,489)       --          --          --         (586)        --            --          (586)
Exercise of employee stock
  options including tax
  benefit of stock plans.....     122,736         1       1,533          --           --         --            --         1,534
Net income...................          --        --          --          --           --      4,714            --         4,714
Adjustment to excess minimum
  pension liability(a).......          --        --          --          --           --         --          (103)         (103)
Comprehensive income.........
                               ----------    -------   --------     -------      -------    -------      --------      --------
Balance at December 31,
  2003.......................  20,934,663    $  213    $244,860     $(2,009)     $(3,618)   $97,332      $(19,118)     $317,660
Shares issued for directors'
  compensation...............      18,179        --         265        (265)          --         --            --            --
Shares issued for restricted
  Stock award plans..........      69,250         1       1,035      (1,036)          --         --            --            --
Compensation expense
  recognized.................          --        --          --         811           --         --            --           811
Treasury common stock
  purchased at cost..........     (19,275)       --          --          --         (288)        --            --          (288)
Exercise of employee stock
  options including tax
  benefit....................     411,005         3       5,356          --           --         --            --         5,359
Net loss.....................          --        --          --          --           --     (2,957)           --        (2,957)
Stock issued in Claro
  purchase...................     358,908         4       7,010          --           --         --            --         7,014
Adjustment to excess minimum
  pension liability(a).......          --        --          --          --           --         --        (3,794)       (3,794)
Foreign currency
  translation................          --        --          --          --           --         --           153           153
Comprehensive income
  (loss).....................
                               ----------    -------   --------     -------      -------    -------      --------      --------
Balance at December 31,
  2004.......................  21,772,730    $  221    $258,526     $(2,499)     $(3,906)   $94,375      $(22,759)     $323,958
                               ==========    =======   ========     =======      =======    =======      ========      ========


                               COMPREHENSIVE
                               INCOME (LOSS)
                               -------------
Balance at December 31,
  2001.......................
Shares issued for directors'
  compensation...............
Shares issued for restricted
  Stock award plans..........
Compensation expense
  recognized.................
Treasury common stock
  purchased at cost..........
Exercise of employee stock
  options including tax
  benefit....................
Net income...................    $ 15,125
Adjustment to excess minimum
  pension liability(a).......     (10,338)
Unrealized gains on
  investments held for
  sale.......................      (1,260)
                                 --------
Comprehensive income.........    $  3,527
                                 ========
Balance at December 31,
  2002.......................
Shares issued for directors'
  compensation...............
Shares issued for restricted
  Stock award plans..........
Compensation expense
  recognized.................
Treasury common stock
  purchased at cost..........
Exercise of employee stock
  options including tax
  benefit of stock plans.....
Net income...................    $  4,714
Adjustment to excess minimum
  pension liability(a).......        (103)
                                 --------
Comprehensive income.........    $  4,611
                                 ========
Balance at December 31,
  2003.......................
Shares issued for directors'
  compensation...............
Shares issued for restricted
  Stock award plans..........
Compensation expense
  recognized.................
Treasury common stock
  purchased at cost..........
Exercise of employee stock
  options including tax
  benefit....................
Net loss.....................    $ (2,957)
Stock issued in Claro
  purchase...................
Adjustment to excess minimum
  pension liability(a).......      (3,794)
Foreign currency
  translation................         153
                                 --------
Comprehensive income
  (loss).....................    $ (6,598)
                                 ========
Balance at December 31,
  2004.......................

---------------

(a) Charges to minimum pension liability adjustments in 2004, 2003 and 2002 are net of tax benefits of $2,042, $56 and $5,567, respectively.

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

  Use of estimates:

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, duty drawback, property, plant and equipment, goodwill, pensions, post-retirement benefits, worker's compensation, environmental liabilities and income taxes.

  Fair Value:

     For certain of the Company's financial instruments and account groupings, including cash, accounts receivable, accounts payable, accrued wages and other employee costs, billings in excess of costs and estimated earnings and other accrued liabilities, the carrying value approximates fair value due to the short maturities of the instruments and groupings.

  Employees:

     At December 31, 2004, a portion of the Company's employees were covered by a collective bargaining agreement. On October 25, 2003 certain union members voted to reject management's final contract proposal and a work stoppage commenced. Non-represented employees operated the plant until an agreement was reached December 1, 2004. The new contract expires January 31, 2010. The contract for the hourly employees at the facilities in Ashabula expires in January 2006.

  Cash equivalents:

     The Company considers all cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds.

  Accounts Receivable:

     Accounts receivable are carried at net realizable value. Estimates are made as to the Company's ability to collect outstanding accounts receivable, taking into consideration the amount, customer financial condition and age of the debt. The Company ascertains the net realizable value of amounts owed and provides an allowance when collection becomes doubtful. Accounts receivable are expected to be collected in the normal course of business.

  Inventories:

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method for approximately 57% for both 2004 and 2003 of the Company's inventories. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (FIFO) and weighted average cost methods. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded.

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

     The Company takes a credit to cost of sales when it receives notification from its agent that the claim has been accepted by the U.S. Customs Department. In 2004, the Company recognized cost reduction amounts of $763,000 and $244,000 in 2003. There was no recognized cost reduction in 2002. The Company assesses the net realizable value of its amount owed based on the age of the claim and may provide for an allowance for amounts not received in a timely manner. At December 31, 2004, the Company was owed $2.0 million and at December 31, 2003, the Company was owed $2.2 million from U.S. Customs. In 2004, the Company provided an allowance of $219,000, $381,000 in 2003.

  Property, plant and equipment:

     The cost of property, plant and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the periods included in the financial statements the Company did not capitalize interest expense. During all periods presented, the Company did not have any long-term debt and interest expense incurred was related to fees on unused capacity for the Company's unsecured credit facility.

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

     The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. The net gain or loss is recognized in operating income.

     Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease.

     Routine maintenance, repairs and replacements are charged to operations. Expenditures that materially increase values, change capacities or extend useful lives are capitalized.

     Under the provisions of Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) internal costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and the software is ready for its intended purpose.

  Goodwill and Intangible Assets:

     Goodwill arising from business acquisitions, which represents the excess of the purchase price over the fair value of the assets acquired, is recorded as an asset.

     Prior to adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142), "Goodwill and Intangible Assets," goodwill was amortized using the straight-line method over the economic life of the asset acquired, not to exceed 25 years. Under SFAS No. 142, goodwill amortization ceased and the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate an impairment, the Company performs annual impairment testing during the fourth quarter. There have been no impairments to date. In the case of goodwill and long-lived assets, if future product demand or market conditions reduce management's expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or long-lived assets may be required.

     Intangible assets were valued at fair value with the assistance of outside experts. In the event that demand or market conditions change and the expected future cash flows associated to these assets is reduced, a write-down or acceleration of the amortization period may be required. Intangible assets are amortized over 20 years.

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

  Environmental:

     The Company expenses environmental expenditures related to existing conditions from which no future benefit is determinable. Expenditures that enhance or extend the life of the assets are capitalized. The Company determines its liability for remediation on a site by site basis and records a liability when it is probable and can be reasonably estimated. The Company has included in other noncurrent assets an amount that it expects to collect from third parties. This amount represents the contributions from third parties in conjunction with the Company's most likely estimate of its environmental liabilities. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

  Revenue and cost recognition:

     Revenues from the sale of products are recognized upon passage of title, risk of loss, and risk of ownership to the customer. Title, risk of loss and ownership in most cases coincides with shipment from the Company's facilities. On occasion, the Company may use shipping terms of FOB-Destination or Ex-Works.

     From time to time the Company may enter into a long-term, fixed-price contract whereby the Company will recognize revenue based on percentage-of-completion accounting. The Company will use percentage-of-completion accounting when it deems that this method more accurately reflects the timing and reporting of the Company's earnings process.

     Other contracts for which percentage-of-completion accounting is not used results in the deferral of costs and estimated earnings on uncompleted contracts, net of progress billings. This amount is included in "Inventories" on the consolidated balance sheet. In 2004, this amount was $2.4 million and in 2003 equaled $6.5 million. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The Company recognizes revenue only upon the acceptance of a definitive agreement or purchase order and with the exception of percentage-of-completion contracts upon delivery in accordance with the delivery terms on the agreement or purchase order, and the price to the buyer is fixed and collectibility is reasonably assured.

  Research and Development:

     Research and development costs are expensed as incurred.

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

     The majority of employees in the Fabrication and Distribution Group participate in defined contribution or money purchase plans. Employees of Tradco, Inc., a company that operates as part of the Fabrication and Distribution Group, participated in a defined benefit plan until June 30, 2004. Effective July 1, 2004 those employees were switched to a defined contribution plan and those benefits that had accrued under the prior defined benefit plan were frozen and no other benefits were subject to future accrual. The freezing of the benefits under the plan resulted in a curtailment of the plan under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits" (SFAS No. 88) See Note 11.

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

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities multiplied by the enacted tax rates which will be in effect when these differences are expected to reverse. In addition, deferred tax assets may arise from net operating losses ("NOL's") and tax credits which may be carried back to obtain refunds or carried forward to offset future cash tax liabilities.

     Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The Company continually evaluates the available evidence supporting the realization of deferred tax assets and adjusts the valuation allowance accordingly. (See Note 8).

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

     The functional currency of the Company's newly acquired Canadian subsidiary is the local currency. Assets and liabilities are translated at year-end exchange rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are reported as a component of shareholders equity and are not included in income. Foreign currency transaction gains and losses are included in net income for the period.

     Transactions and balances denominated in currencies other than the functional currency of the transacting entity are remeasured at current rates when the transaction occurs and at each balance sheet date.

  Derivative financial instruments:

     The Company may enter into derivative financial instruments only for hedging purposes. Derivative instruments are used as risk management tools. The Company does not use these instruments for trading or speculation. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure upon inception of the instrument. If a derivative instrument fails to meet the criteria as an effective hedge, gains and losses are recognized currently in income. There were no derivatives for hedge accounting in 2004 and 2003.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the three years ended December 31, 2004 would have been as follows:

                                                             2004         2003          2002
                                                          ----------    ---------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                       (UNAUDITED)
Net (loss) income.......................................   $(2,957)      $4,714       $15,125
Add: Stock-based employee compensation expense included
  in reported net (loss) income, net of related tax
  effects...............................................       365          586           596
Deduct: Total stock-based employee compensation expense
  determined under fair value methods for all awards,
  net of related tax effects............................      (761)      (1,091)      $(1,127)
Pro forma net (loss) income.............................   $(3,353)      $4,209       $14,594
Net income (loss) per share:
  -As reported -basic...................................   $ (0.14)      $ 0.23       $  0.73
               -diluted.................................   $ (0.14)      $ 0.22       $  0.72
  -Pro forma -basic.....................................   $ (0.16)      $ 0.20       $  0.70
               -diluted.................................   $ (0.16)      $ 0.20       $  0.70

     Fair values of options at grant date were estimated using a Black-Scholes model and the assumptions listed below:

                                                               2004    2003    2002
                                                              ------   -----   -----
Expected life (years).......................................      5       5        5
Risk-free interest rate.....................................      3.3%    3.0%     3.0%
Expected volatility.........................................     38.0%   40.0%    40.0%
Expected weighted average fair value of options granted
  during the year...........................................  $   5.21 $  3.65 $   3.42

     In addition to the assumptions above, the Company adjusts for the non-exercisability as the options vest ratably over the initial 3 year term and adjusts for factors associated to attrition amongst awardees.

     Included in the Company's income for the years 2004, 2003 and 2002 is stock-based compensation expense amounting to $811, $928, and $962, respectively. Net of tax, these amounts were $365, $586, and $596, respectively.

  New accounting standards:

     In December 2004, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. SFAS 123R requires the mandatory expensing of share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provision of SFAS 123R effective as of the beginning of the third quarter in 2005. SFAS 123R provides alternative methods of adoption including prospective and modified retroactive applications. The Company is currently evaluating the financial impact, including the available alternatives, under SFAS 123R.

     In December 2004 the FASB issued SFAS No. 151, Inventory Costs. The Company is required to adopt SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items -- if abnormal -- be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the costs of conversion based upon the normal capacity of the production facilities. The Company has not yet determined what effect SFAS 151 will have on its financial statements.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," (FSP FAS 109-1) which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (FAS 109). This FSP was effective upon issuance.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which states that the FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109.

     In January 2003, the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest entities, an interpretation of ARB No. 51," (FIN 46) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46 must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this standard.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, FASB issued Staff Position FSP FAS 106-2 (FSP 106-2), which supercedes FSP 106-1 and provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. RTI has not completed analyzing the effects of the Act. Accordingly, the measure of its Accumulated Postretirement Benefit Obligation (APBO) and net periodic benefit cost do not reflect any potential effects of the Act.

  Reclassifications:

     Certain amounts in the 2003 and 2002 financial statements have been reclassified to be consistent with the 2004 presentation. Refer to Note 21.

NOTE 3--ACQUISITIONS

     On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc., of Montreal Quebec Canada. The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI common stock with a fair value of $7.0 million. The agreement provided for an audit period after the purchase on October 1, 2004 for adjustments to the purchase price to finalize and determine whether the target equity amount of $9.7 million existed on the closing date. In accordance with the agreement the Company determined that an adjustment to the purchase price of $0.2 million was due the Company and has been included as a reduction to the allocated purchase price.

     The purchase was made with available cash on hand and newly issued common shares. The results of operations are included in the quarter beginning October 1, 2004. Claro will operate and report under the Company's Fabrication and Distribution segment.

     Claro Precision, Inc., is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry.

     The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair market values as of October 1, 2004. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the purchase price was assigned to the assets and liabilities acquired based on fair value. Fair value is defined in SFAS 141 as the "amount at which that asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced liquidation sale.

                                                               ALLOCATED
                                                               PURCHASE
                                                                 PRICE
                       (IN THOUSANDS)                          ---------
Acquired assets:
Cash........................................................    $    --
Accounts receivable.........................................      2,802
Inventories.................................................      4,728
Other assets................................................         46
Property, plant & equipment.................................      3,836
Goodwill....................................................     10,529
Intangible assets...........................................     16,200
                                                                -------
     Total assets...........................................     38,141
Acquired liabilities:
Accounts payable............................................      1,010
Income taxes payable........................................      1,543
Current deferred income taxes liability.....................      1,145
Other accrued liabilities...................................        160
Noncurrent deferred income taxes............................      5,414
                                                                -------
     Total liabilities......................................      9,272
                                                                -------
     Net assets acquired....................................     28,869
                                                                =======
     Purchase price
       Cash.................................................     22,014
       RTI common stock.....................................      7,016
       Target equity adjustment.............................       (161)
                                                                -------
                                                                $28,869
                                                                =======

     The following unaudited pro forma information for RTI is provided to include the results of Claro Precision, Inc. as if the acquisition had been consummated on January 1, 2003.

                                                              PRO FORMA   PRO FORMA
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                2004        2003
                        (UNAUDITED)                           ---------   ---------
Net sales...................................................  $235,999    $219,941
Net income from continuing operations.......................  $    434    $  8,338
Net income (loss) from continuing operations per common
  share
  Basic.....................................................      0.02        0.40
  Diluted...................................................      0.02        0.40
Net income (loss)...........................................  $   (533)   $  8,338
Net income (loss) per common share
  Basic.....................................................     (0.03)       0.40
  Diluted...................................................     (0.03)       0.40

          Pro forma adjustments include the amortization of intangible assets with an assigned value of $16.2 million. The amortization period is equal to 20 years. The amortization expense over the next five years is $4.1 million. The intangible assets represent the assigned value of customer relationships. Goodwill of $10.4 million resulted resulted from the acquisition and is non deductive for income tax purposes in Canada. Included in the pro forma information above is the write-off of a step up in inventory values which is not expected to occur beyond each of the one year periods shown. Additionally, fixed assets were stepped-up to approximate fair market value and are being depreciated over 10 years in accordance with Company accounting policies. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on the Company's consolidated financial position.

          The pro forma combined financial results have been prepared for comparative purposes only and include certain adjustments as described above. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each year presented, or of future results of the consolidated entities.

          The pro forma combined financial results have been prepared for comparative purposes only and include certain adjustments as described above. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each year presented, or of future results of the consolidated entities.

NOTE 4-- EARNINGS PER SHARE:

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for each of the years ended December 31, 2004, 2003, and 2002, follows (in thousands except number of shares and per share amounts):

                                                         NET                  EARNINGS
                                                       INCOME      SHARES     PER SHARE
                                                       -------   ----------   ---------
For the year ended December 31, 2004
Basic EPS............................................  $(2,957)  21,309,737    $(0.14)
Effect of potential common stock:
  Stock options......................................       --      358,339        --
                                                       -------   ----------    ------
Diluted EPS..........................................  $(2,957)  21,668,076    $(0.14)
                                                       =======   ==========    ======
For the year ended December 31, 2003
Basic EPS............................................  $ 4,714   20,829,796    $ 0.23
Effect of potential common stock:
  Stock options......................................       --      166,498     (0.01)
                                                       -------   ----------    ------
Diluted EPS..........................................  $ 4,714   20,996,294    $ 0.22
                                                       =======   ==========    ======
For the year ended December 31, 2002
Basic EPS............................................  $15,125   20,772,994    $ 0.73
Effect of potential common stock:
  Stock options......................................       --      151,149     (0.01)
                                                       -------   ----------    ------
Diluted EPS..........................................  $15,125   20,924,143    $ 0.72
                                                       =======   ==========    ======

     451,230, 957,202, and 914,066 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share in 2004, 2003 and 2002, respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 5-- ACCOUNTS RECEIVABLE:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Trade and commercial customers..............................  $43,058   $31,151
U.S. Government--Department of Energy.......................    3,136     1,463
                                                              -------   -------
                                                               46,194    32,614
Less--Allowance for doubtful accounts.......................   (1,704)   (1,759)
                                                              -------   -------
                                                              $44,490   $30,855
                                                              =======   =======

NOTE 6-- INVENTORIES:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Raw materials and supplies..................................  $ 40,459   $ 49,248
Work-in-process and finished goods..........................   112,010    120,718
LIFO Reserve................................................   (18,957)   (16,469)
                                                              --------   --------
                                                              $133,512   $153,497
                                                              ========   ========

     The Company used a LIFO valuation method for approximately 57% of its inventories in 2004 and 2003. The remaining inventories are valued using a combination of FIFO and weighted average cost methods.

     A reduction of LIFO inventories (decrements) resulted in reducing pretax income $1,150 in 2004, $600 in 2003 and $200 in 2002.

NOTE 7-- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
Land........................................................  $     969   $   1,028
Buildings and improvements..................................     44,296      43,509
Machinery and equipment.....................................    165,008     150,496
Computer hardware and software, furniture and fixtures, and
  other.....................................................     40,566      45,562
Construction in progress....................................      3,750       1,066
                                                              ---------   ---------
                                                                254,589     241,661
Less--Accumulated depreciation..............................   (171,996)   (156,156)
                                                              ---------   ---------
                                                              $  82,593   $  85,505
                                                              =========   =========

NOTE 8-- INCOME TAXES:

     The "(Benefit) Provision for income taxes" caption in the Consolidated Statement of Income includes the following income tax expense (benefit) from continuing operations:

                            DECEMBER 31, 2004              DECEMBER 31, 2003             DECEMBER 31, 2002
                       ----------------------------   ---------------------------   ---------------------------
                       CURRENT   DEFERRED    TOTAL    CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL
                       -------   --------   -------   -------   --------   ------   -------   --------   ------
Federal..............  $(6,107)   $3,008    $(3,099)  $3,212    $  (721)   $2,491   $2,982     $5,593    $8,575
State................     116       (249)      (133)     384       (141)      243      300        306       606
Foreign..............     630         19        649      418       (389)       29      278       (159)      119
                       -------    ------    -------   ------    -------    ------   ------     ------    ------
  Total..............  $(5,361)   $2,778    $(2,583)  $4,014    $(1,251)   $2,763   $3,560     $5,740    $9,300
                       =======    ======    =======   ======    =======    ======   ======     ======    ======

     The following table sets forth the components of income (loss) before income taxes by jurisdiction:

                                                              YEAR ENDED DECEMBER 31
                                                            --------------------------
                                                             2004      2003     2002
                                                            -------   ------   -------
United States.............................................  $(4,203)  $8,267   $25,353
Foreign...................................................     (508)    (776)     (878)
                                                            -------   ------   -------
                                                            $(4,711)  $7,491   $24,475
                                                            =======   ======   =======

     A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                              2004      2003     2002
                                                             -------   ------   ------
Statutory rate of 35% applied to income before income
  taxes....................................................  $(1,649)  $2,621   $8,569
State income taxes, net of federal benefit (loss)..........     (127)     159      394
Adjustments of prior years' income taxes...................     (850)    (123)     280
Effects of foreign operations..............................     (604)      40      (11)
Nondeductible expenses.....................................       70       66       68
Valuation allowance........................................      577       --       --
                                                             -------   ------   ------
  Total provision..........................................  $(2,583)  $2,763   $9,300
                                                             =======   ======   ======
Effective tax rate.........................................       55%      37%      38%
                                                             =======   ======   ======

     The results for 2003 included the impact of a settlement with the IRS related to examinations performed on RTI's 1998 through 2001 tax years. As a result of this settlement, the Company is now closed with the IRS in respect to all years through 2001.

     Deferred tax assets and liabilities resulted from the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
DEFERRED TAX ASSETS
  Inventories...............................................  $  5,575   $  4,739
  Postretirement benefit costs..............................     8,053      7,801
  Employment costs..........................................     1,631      2,026
  Foreign tax credits (Expires 12/31/14)....................       150         --
  Environmental related costs...............................       621        638
  Pension costs.............................................     6,123      2,962
  Foreign tax loss carryforwards............................       450         --
  Other.....................................................     1,464      4,634
                                                              --------   --------
     Gross deferred tax assets..............................    24,067     22,800
  Valuation allowance.......................................      (577)        --
                                                              --------   --------
     Total deferred tax assets..............................    23,490     22,800
DEFERRED TAX LIABILITIES
  Property, plant and equipment.............................   (12,848)   (11,933)
  Intangible assets.........................................    (6,485)        --
  Unremitted foreign earnings...............................        --         --
                                                              --------   --------
     Total deferred tax liabilities.........................   (19,333)   (11,933)
                                                              --------   --------
Net deferred tax asset......................................  $  4,157   $ 10,867
                                                              ========   ========

     During 2004, a valuation allowance of $577,000 was established for net deferred tax assets of the Company's wholly-owned United Kingdom subsidiary, which consist principally of Net Operating Loss carryforwards of $450,000 that have no expiration date. Nevertheless, because of cumulative losses generated by the subsidiary in recent years, the Company believes that more likely than not, a benefit will be not realized for these deferred tax assets. The Company expects to generate sufficient future taxable income from future operations in the appropriate periods to realize the benefit of its remaining deferred tax assets.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to have an immaterial effect on the Company's tax rate but the Company has not completed its evaluation.

     Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

     The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations for an effective rate of tax of 5.25% before potential applicable foreign tax credits. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 to $3 million, with the respective tax liability ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by the fourth quarter of 2005.

     While the Company is currently studying the impact of these one-time favorable dividend provisions, the Company intends to indefinitely reinvest undistributed retained earnings of its wholly-owned French and United Kingdom subsidiaries, which amounted to $3,967,000 at December 31, 2004. Accordingly, no deferred U.S. tax liability has been recorded with respect to this amount, and the Company believes it is not practicable to estimate the amount of incremental taxes that might be payable if these earnings were repatriated.

NOTE 9-- OTHER OPERATING INCOME AND OTHER INCOME:

     For the years ended December 31, 2004, 2003 and 2002, the components of other operating income and other income are as follows (dollars in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2004     2003      2002
                                                              ----     -----     -----
Other Operating Income
Gain on disposal of plant sites.............................  $0.5(1)  $ 1.0(1)  $  --
                                                              ====     =====     =====
Other Income
Gain on receipt of liquidated damages.......................  $9.1(2)  $ 8.4(2)  $ 7.1(2)
Gain on receipt of a common stock distribution..............    --        --       2.1(3)
Loss on disposal of other assets............................    --      (0.2)     (0.4)
Foreign exchange gains and other............................   0.5       0.7       0.6
                                                              ----     -----     -----
                                                              $9.6     $ 8.9     $ 9.4
                                                              ====     =====     =====

---------------

(1) Other operating income in 2004 reflected the gain on the sale of the Company's RMI Metals (MICRON) site in Salt Lake City, Utah, of $0.4 million and the income from a deferred gain on a sale/leaseback of one of the Company's Ashtabula, Ohio facilities previously used for storage of $0.1 million. In 2003 the Company sold the Ashtabula facility and recorded a gain of $1.0 million and deferred the gain on the leaseback portion to coincide with the term of the lease, which was five years with a five-year renewal option.

(2) These gains were financial settlements from Boeing Commercial Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. The long-term agreement between RTI and Boeing expired December 31, 2003.

(3) This gain was due to the receipt of a common stock distribution in connection with the demutualization of one of the Company's insurance carriers.

NOTE 10-- LONG-TERM DEBT:

     At December 31, 2004, the Company maintained a credit agreement entered into on April 26, 2002, which provides a $100 million three-year unsecured revolving credit facility. The Company can borrow up to the lesser of $100 million or a borrowing base equal to the sum of 85% of qualifying accounts receivable and 60% of qualifying inventory subject to terms of the credit agreement disclosed below.

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders' equity required, the minimum cash flow required, and the maximum leverage ratio permitted. At December 31, 2004, there was $4.2 million of standby letters of credit outstanding under the facility, the Company believes it was in compliance with all covenants, and had a borrowing capacity equal to $33.8 million.

     The Company generated net interest income in 2004 of $0.1 million as cash deposits and resulting interest income exceeded bank fees on the unused facility. Net interest expense in 2003 and 2002 equaled $0.2 million and $0.4 million, respectively. The Company had no bank debt at December 31 for any of the balance sheets presented in this report.

NOTE 11-- EMPLOYEE BENEFIT PLANS:

     The following table provides reconciliations of the changes in the Company's pension and other postemployment benefit plan obligations and the values of plan assets for the years ended December 31, 2004 and 2003, and a statement of the funded status as of December 31, 2004 and 2003. The Company uses a December 31 measurement date for all plans. All amounts in thousands unless specifically stated.

                                                                       OTHER POSTRETIREMENT
                                               PENSION BENEFIT PLANS       BENEFIT PLANS
                                               ---------------------   ---------------------
                                                 2004        2003        2004        2003
                                               ---------   ---------   ---------   ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation January 1.................  $109,305    $103,274     $27,996     $25,177
Service cost.................................     2,289       2,307         381         400
Interest cost................................     6,338       6,489       1,626       1,584
Amendment....................................       794          --          --          --
Curtailment..................................      (830)         --          --          --
Actuarial loss...............................     3,780       4,497       1,539       2,540
Benefits paid................................    (7,687)     (7,262)     (2,080)     (1,705)
                                               ========    ========     =======     =======
Benefit obligation December 31...............  $113,989    $109,305     $29,462     $27,996
                                               ========    ========     =======     =======

     Included as an amendment to the Pension Plan of RMI Titanium Company was an increase in the multiplier of $4 per hour for all service in excess of fifteen years.

CHANGE IN PLAN ASSETS:
Fair value of plan assets January 1..........  $ 90,930   $ 83,103
Actual return on plan assets.................     5,646     12,089
Employer contributions.......................        --      3,000
Benefits paid................................    (7,687)    (7,262)
                                               --------   --------
Fair value of plan assets December 31........  $ 88,889   $ 90,930
                                               ========   ========

     Included in the aggregate disclosures above are four plans for which the projected benefit obligation for each plan exceeds the fair value of each plan's assets at December 31, 2004 by $25.1 million.

     The Company froze benefits under one of its defined benefit plans, The TRADCO Pension Plan, effective June 30, 2004 and replaced it by enhancing an existing 401(k) Plan. In the case of a second plan, the Eligible Salaried Plan, the termination of the DOE contract at Ashtabula (see Note 17) resulted in an elimination of future services earlier than expected. As a result, the Plan was accounted for as curtailed at December 31, 2004. The effect of the TRADCO curtailment was a charge to operating income of $37 thousand, which was partially offset by a gain on the Eligible Salaried Plan of $33 thousand.

                                                    PENSION         OTHER POSTRETIREMENT
                                                 BENEFIT PLANS          BENEFIT PLANS
                                              -------------------   ---------------------
                                                2004       2003       2004        2003
                                              --------   --------   ---------   ---------
FUNDED STATUS:
Funded status December 31...................  $(25,100)  $(18,375)  $(29,462)   $(27,996)
Unrecognized (gain) loss....................    39,293     35,385      7,426       6,168
Unrecognized prior service cost.............     3,362      3,145      1,225       1,400
                                              --------   --------   --------    --------
Net amount recognized.......................  $ 17,555   $ 20,155   $(20,811)   $(20,428)
                                              ========   ========   ========    ========

     Amounts recognized in the Consolidated Balance Sheets at December 31 consist of the following:

                                                    PENSION         OTHER POSTRETIREMENT
                                                 BENEFIT PLANS          BENEFIT PLANS
                                              -------------------   ---------------------
                                                2004       2003       2004        2003
                                              --------   --------   ---------   ---------
Intangible asset............................  $  3,365   $  3,186   $     --    $     --
Accrued benefit liability...................   (21,090)   (12,445)   (20,811)    (20,428)
Accumulated other comprehensive income......    35,280     29,414         --          --
                                              --------   --------   --------    --------
Net amount recognized.......................  $ 17,555   $ 20,155   $(20,811)   $(20,428)
                                              ========   ========   ========    ========

     Net periodic benefit costs as determined by independent actuaries, include the following components:

                                                                  OTHER POSTRETIREMENT
                                     PENSION BENEFIT PLANS           BENEFIT PLANS
                                  ---------------------------   ------------------------
                                   2004      2003      2002      2004     2003     2002
                                  -------   -------   -------   ------   ------   ------
Service cost....................  $ 2,289   $ 2,307   $ 2,028   $  381   $  400   $  262
Interest cost...................    6,338     6,489     6,450    1,626    1,584    1,344
Expected return on assets.......   (8,023)   (8,190)   (8,629)      --       --       --
Prior service cost
  amortization..................      572       577       666      193      175      175
Amortization of actuarial
  loss..........................    1,418       808       163      373      101       --
                                  -------   -------   -------   ------   ------   ------
Net periodic benefit cost.......  $ 2,594   $ 1,991   $   678   $2,573   $2,260   $1,781
                                  =======   =======   =======   ======   ======   ======

     The accumulated benefit obligation for all defined benefit pension plans was $110 million and $103.4 million at December 31, 2004 and 2003, respectively.

     Qualified domestic pension plan benefits comprise 100% of the projected benefit obligation in each of the years 2004 and 2003. Benefits for unionized pension participants are generally determined based on an amount for years of service. Benefits for salaried participants are generally based on participants' years of service and compensation.

     The Company did not make a cash contribution in 2004. In 2003 the Company contributed $3.0 million to its deferred benefit plans. The 2003 cash contribution occurred as a result of contributing the proceeds derived from the sale of stock acquired under the demutualization of one of the Company's insurance carriers.

     Assumptions used in the determination of the benefit obligations and other postretirement obligations include the following:

                                       BENEFIT
                                     OBLIGATION
                                     -----------
                                     2004   2003
                                     ----   ----
Discount rate......................  5.75%  6.0%
Expected return on plan assets.....  8.5%   8.5%
Rate of increase in compensation...  3.8%   4.2%

     The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 5.75% at December 31, 2004 would have the following effect in millions of dollars:

                                                              -.25%   +.25%
                                                              -----   -----
Effect on total projected benefit obligation (PBO) (in
  millions).................................................  +$3.2   -$3.1
Effect on subsequent years periodic pension expense (in
  millions).................................................  +$0.3   -$0.3

                                                              PERIODIC BENEFIT COST
                                                              ---------------------
                                                              2004    2003    2002
                                                              -----   -----   -----
Discount rate...............................................   6.0%    6.5%    7.0%
Rate of increase in compensation............................   4.2%    4.8%    4.8%
Expected return on plan assets..............................   8.5%    8.5%    9.0%

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

     Management of the plan assets includes consideration of the needs of diversification to reduce interest rate and market risk and liquidity to meet immediate and future benefit payments.

     The allocation of pension plan assets is as follows:

                                                                ACTUAL
                                                              ALLOCATION
                                                              -----------
                                                              2004   2003
                                                              ----   ----
Equity securities...........................................   59%    58%
Debt securities.............................................   40%    39%
Real estate.................................................    1%     3%
                                                              ---    ---
                                                              100%   100%
                                                              ===    ===

     The Company's investment strategy provides that 40% to 60% of the plan assets are invested in common stock, 40% to 60% in debt securities and 0% to 5% in real estate investments. The policy of the Plan prohibits investment of any equity securities in the Company's stock. Assets are evaluated once a quarter in consideration of targets and relative risk and performance.

     The Company has not completed its evaluation for making a contribution to its Retirement Plans in 2005. The Company evaluates contributions to its plans based on a review of all investment alternatives including business investments. The Company will make its investment decision based on a result, which is in the best interest of the plans and the Company.

     The following benefit payments which will be paid by the Plan, reflect expected future service as appropriate are:

   2005                        $ 7,364
   2006                          7,471
   2007                          7,576
   2008                          7,781
   2009                          7,826
2010 - 2014                     42,387

     For those employees not covered by a defined benefit pension plan, the Company sponsors a 401(k) plan whereby the Company may provide a match of employee contributions. The Company's matching contributions for the years ended December 31, 2004, 2003 and 2002 were approximately $394,000, $355,000 and
$398,000, respectively.

     The Company has a supplemental pension program ("Program") for certain key employees. The Program is unfunded. The actuarial present value of the projected benefit obligations related to the Program was $2.3 million and $3.0 million at December 31, 2004 and 2003 respectively. Accrued pension costs, which are reflected as a liability in other non-current liabilities, were $1.2 million and $0.7 million at December 31, 2004 and 2003 respectively. Net periodic benefit costs related to the Program were $0.5 million for 2004, $0.4 million for 2003 and $0.2 million for 2002. Actuarial assumptions are the same as those used for the Company's defined benefit plans except that the rate of future bonus increases is equal to 2.0%.

     Postretirement Benefit Plans. The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 2004 and 2003, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense.

     The following benefit payments which reflect future participants retired times the cap in effect in 2004 are expected as follows. All of the benefit payments are expected to be paid from company assets. These estimates are based on current benefit plan coverages and, in accordance with the Company's rights under the plan, these coverages may be modified, reduced or terminated in the future.

   2005                        $ 1,866
   2006                          1,881
   2007                          1,894
   2008                          1,915
   2009                          1,934
2010 - 2014                     10,096

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

NOTE 12-- LEASES:

     The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $4.0 million in 2004, $3.3 million in 2003 and $2.9 million in 2002. Amounts recognized as capital lease obligations are reported in other accrued liabilities and other non-current liabilities in the consolidated balance sheet.

     The Company's future minimum commitments under operating and capital leases for years after 2004 are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2005........................................................   $2,373      $144
2006........................................................    2,002        47
2007........................................................    1,716        27
2008........................................................    1,026         3
2009........................................................      737        --
Thereafter..................................................      830        --
                                                               ------      ----
     Total lease payments...................................   $8,684       221
                                                               ======
Less interest portion..................................................      16
                                                                           ----
Amount recognized as capital lease obligations.........................    $205
                                                                           ====

NOTE 13-- BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

     The Company reported a liability for billings in excess of costs and estimated earnings of $4.7 million as of December 31, 2004 and $7.5 million as of December 31, 2003. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues.

NOTE 14-- OTHER CURRENT ASSETS:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Receivable from U.S. Customs for recovery of import duties,
  less allowance for uncollectible accounts of $219 and
  $381, respectively........................................  $1,779   $1,686
Miscellaneous non-trade receivable..........................     161       --
Prepaid insurance...........................................     750      908
Other prepayments...........................................     907      690
                                                              ------   ------
                                                              $3,597   $3,284
                                                              ======   ======

NOTE 15-- TRANSACTIONS WITH RELATED PARTIES:

     In accordance with a stock purchase agreement dated October 1, 2004 the Company purchased all of the shares of Claro Precision, Inc., from Mr. Jean-Louis Mourain and Mr. Daniel Molina. The purchase agreement provided for a lease agreement whereby the Company would lease space in two buildings for three years from October 1, 2004 with an option to extend for an additional three years. The annual rental is approximately $160,000 at current exchange rates. Approximately $40,000 was incurred in the 2004 financial statements. Mr. Mourain was engaged by the Company as a consultant and Mr. Molina was made President of Claro Precision, Inc. The Company believes that the rental cost is representative of market conditions around the Montreal area.

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

     There were no related party transactions in 2003 and 2002.

NOTE 16-- SEGMENT REPORTING:

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

     The Fabrication & Distribution Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded and rolled shapes; and commercially pure titanium strip and welded tube for aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size and just-in-time delivery services of titanium, steel and other metal products. Claro Precision, Inc., which was acquired in the fourth quarter of 2004 is reported in this group.

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

     Segment information has been restated to eliminate the effect of discontinued operations.

     Segment information for the three years ended December 31, 2004 is as follows:

                                                         2004       2003       2002
                                                       --------   --------   --------
TOTAL SALES:
  Titanium Group.....................................  $154,855   $147,976   $196,648
  Fabrication & Distribution Group...................   193,029    148,852    181,367
                                                       --------   --------   --------
     Total...........................................   347,884    296,828    378,015
Inter and intra segment sales
  Titanium Group.....................................   101,236     91,238    107,787
  Fabrication & Distribution Group...................    32,057     10,590     12,274
                                                       --------   --------   --------
     Total...........................................   133,293    101,828    120,061
Total sales to external customers
  Titanium Group.....................................    53,619     56,738     88,861
  Fabrication & Distribution Group...................   160,972    138,262    169,093
                                                       --------   --------   --------
     Total...........................................  $214,591   $195,000   $257,954
                                                       ========   ========   ========
OPERATING (LOSS) INCOME:
Titanium Group.......................................  $(10,964)  $ (1,989)  $ 11,026
Fabrication & Distribution Group.....................    (3,522)       774      4,388
                                                       --------   --------   --------
     Total...........................................  $(14,486)  $ (1,215)  $ 15,414
                                                       ========   ========   ========
Allocated corporate items included in segment
  operating income (1):
Titanium Group.......................................  $ (5,227)  $ (2,946)  $ (4,436)
Fabrication & Distribution Group.....................   (12,457)    (6,712)    (5,603)
                                                       --------   --------   --------
     Total...........................................  $(17,684)  $ (9,658)  $(10,039)
                                                       ========   ========   ========
INCOME (LOSS) BEFORE INCOME TAXES:
Titanium Group.......................................  $ (1,206)  $  7,875   $ 21,521
Fabrication & Distribution Group.....................    (3,505)      (384)     2,954
                                                       --------   --------   --------
     Total...........................................  $ (4,711)  $  7,491   $ 24,475
                                                       ========   ========   ========

---------------

(1) Allocated on a three factor formula based on sales, assets and payrolls.

                                                        2004        2003       2002
                                                      ---------   --------   ---------
ASSETS:
Titanium............................................  $ 153,585   $163,594
Fabrication & distribution..........................    197,886    166,784
General corporate assets............................     52,022     63,397
                                                      ---------   --------
  Total consolidated assets.........................  $ 403,493   $393,775
                                                      =========   ========
CAPITAL EXPENDITURES:
Titanium............................................  $   3,555   $  2,530   $   4,440
Fabrication & distribution..........................      2,216      2,872       3,163
                                                      ---------   --------   ---------
  Total capital spending............................  $   5,771   $  5,402   $   7,603
                                                      =========   ========   =========
DEPRECIATION AND AMORTIZATION:
Titanium............................................  $   9,126   $  9,294   $   9,592
Fabrication & distribution..........................      3,335      2,742       2,629
                                                      ---------   --------   ---------
  Total depreciation and amortization...............  $  12,461   $ 12,036   $  12,221
                                                      =========   ========   =========
CARRYING VALUE OF GOODWILL:
Titanium............................................  $   1,955   $  1,560   $      --
Fabrication & distribution..........................     44,663     34,133      34,133
                                                      ---------   --------   ---------
  Total carrying value of goodwill..................  $  46,618   $ 35,693   $  34,133
                                                      =========   ========   =========

                                                        2004        2003       2002
                                                      ---------   --------   ---------
REVENUE BY MARKET INFORMATION:
Titanium Group
  Aerospace.........................................  $  95,818   $ 93,071   $ 124,200
  Nonaerospace......................................     59,033     54,905      72,448
                                                      ---------   --------   ---------
     Total..........................................  $ 154,851   $147,976   $ 196,648
Fabrication & Distribution Group
  Aerospace.........................................  $ 110,935   $101,534   $ 137,347
  Nonaerospace......................................     82,097     47,318      44,020
                                                      ---------   --------   ---------
     Total..........................................  $ 193,032   $148,852   $ 181,367
Eliminations
  Aerospace.........................................  $(106,308)  $(86,478)  $(101,004)
  Nonaerospace......................................    (26,984)   (15,350)    (19,057)
                                                      ---------   --------   ---------
     Total net sales................................  $ 214,591   $195,000   $ 257,954
                                                      =========   ========   =========

     The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

                                                         2004       2003       2002
                                                       --------   --------   --------
Geographic location of trade sales:
  United States......................................  $171,325   $151,646   $211,823
  England............................................    11,726      9,065     12,322
  France.............................................    13,099     12,216     13,972
  Canada.............................................     6,854         --         --
  Germany............................................     3,158         --         --
  Korea..............................................        --      7,819         --
  Rest of world......................................     8,429     14,254     19,837
                                                       --------   --------   --------
     Total...........................................  $214,591   $195,000   $257,954
                                                       ========   ========   ========
Gross property, plant and equipment:
  United States......................................  $241,813   $239,082
  England............................................     2,200      2,318
  France.............................................       800        261
  Canada.............................................     9,776         --
  Accumulated depreciation...........................  (171,996)  (156,156)
                                                       --------   --------
     Net property, plant and equipment...............  $ 82,593   $ 85,505
                                                       ========   ========

     In the years ended December 31, 2004, 2003 and 2002, export sales were $43.3 million, $43.3 million, and $46.1 million, respectively, principally to customers in Western Europe.

     Substantially all of the Company's sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company's sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical, credit and other risks generally associated with the aerospace industry. In the three years ended December 31, 2004, no single customer accounted for as much as 10% of consolidated sales, although Boeing Company, Airbus and their subcontractors together consume in excess of 10% of the Company's sales and are the ultimate consumers of a significant portion of the Company's commercial aerospace products. Trade accounts receivable are generally not secured or collateralized.

NOTE 17-- COMMITMENTS AND CONTINGENCIES:

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $1.2 million, $1.0 million and $1.1 million, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities".

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

     At December 31, 2004, the amount accrued for future environmental-related costs was $3.8 million. Of the total amount accrued at December 31, 2004, $0.6 million is expected to be paid out during 2005 and is included in the other accrued liabilities line of the balance sheet. The remaining $3.2 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.9 to $7.7 million in the aggregate. The Company has included in its other noncurrent assets $2.2 million as expected contributions from third parties. This amount represents the contributions from third parties in conjunction with the Company's most likely estimate of $3.8 million. These third parties include prior owners of RMI property and prior customers of RMI, that are expected to partially reimburse the Company for their portion of certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

  Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

     In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." It is not known at this time what role, if any, RMI will play in the balance of the cleanup although discussions are ongoing. Remaining soil removal is expected to take approximately 18-24 months. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation.

  Gain Contingency

     As part of Boeing Commercial Airplane Group's long-term supply agreement with the Company, Boeing was required to order a minimum of 3.25 million pounds of titanium in each of the five years beginning in 1999. They failed to do so in all five years of the contract.

     The Company made claim against Boeing in accordance with the provisions of the long-term contract for each of the years. Revenue under the provisions of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies" was deemed not realized until Boeing settled the claims. Accordingly, the claims were treated as a gain contingency dependent upon realization.

     In accordance with the application of SFAS No. 5, the Company recorded income of $6 million in each of 2000 and 2001, approximately $7 million in 2002, $8 million in 2003 and $9 million in 2004. In all years, revenue recognized from these cash receipts was presented as Other Income in the financial statements. The agreement with Boeing has since expired as the final payment was received in 2004.

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

     Other accrued liabilities have increased by $3.3 million to $6.5 million. The principal components of the increase are increased audit and legal fees relating to Sarbanes-Oxley compliance of $2.4 million and liabilities of Claro Precision, Inc., acquired in the year of $0.4 million.

NOTE 18-- STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

2004 STOCK PLAN

     The 2004 Stock Plan, which was approved by a vote of the Company's shareholders at the 2004 Annual Meeting of Shareholders, replaced the 1995 Stock Plan and the 2002 Non-Employee Director Stock Option Plan.

     The plan limits the number of shares available for issuance to 2,500,000 (plus any shares covered by options already outstanding under the 1995 Plan and 2002 Plan that expire or are terminated without being exercised and any shares delivered in connection with the exercise of any outstanding awards under the 1995 Plan and 2002 Plan) during its ten-year term and limits the number of shares available for grants of restricted stock to 1,250,000. The plan expires after ten years and requires the exercise price of stock options, stock appreciation rights and other similar instruments awarded under the plan may not be less than the fair market value of RTI stock on the date of the grant award.

     The plan prohibits the repricing of stock options and stock appreciation rights. A committee appointed by the Board of Directors administers the Plan, and determines the type or types of grants to be made under the Plan and sets forth in each such grant the terms, conditions and limitations applicable to it, including, in certain cases, provisions relating to a possible change in control of the Company.

     During 2004, 184,000 option shares were granted at an exercise price of $14.96. In 2003, 207,750 option shares were granted at an exercise price of $10.22. In 2002, 238,000 option shares were granted at an exercise price of $9.575. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 181,400 of the option shares granted in 2004 were outstanding at December 31, 2004.

     During 2004, 2003 and 2002, 87,430 shares, 93,508 shares and 68,912 shares, respectively, of restricted stock were granted. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 2002 through 2004:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Balance January 1, 2002...................................  1,400,120        $14.62
Granted...................................................    238,000        $ 9.58
Exercised.................................................    (16,467)       $ 7.81
Forfeited or Expired......................................     (4,050)       $11.87
                                                            ---------
Balance December 31, 2002.................................  1,617,603        $13.95
Granted...................................................    207,750        $10.22
Exercised.................................................   (122,736)       $ 8.86
Forfeited or Expired......................................         --            --
                                                            ---------
Balance December 31, 2003.................................  1,702,617        $13.87
Granted...................................................    184,000        $14.96
Exercised.................................................   (411,005)       $ 9.78
Forfeited or Expired......................................     (3,900)       $13.38
                                                            ---------
Balance December 31, 2004.................................  1,471,712        $15.15
                                                            =========

     At December 31, 2004 the weighted average exercise price and weighted average remaining contractual life for all outstanding options are reflected in the following tables:

                                    OPTIONS OUTSTANDING
--------------------------------------------------------------------------------------------
                 RANGE OF                                WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
              EXERCISE PRICE                  NUMBER      REMAINING LIFE     EXERCISE PRICE
-------------------------------------------  ---------   ----------------   ----------------
$7.31 - $10.22.............................    516,228         6.96              $ 9.63
$12.50 - $15.78............................    503,382         3.51              $14.52
$20.19 - $25.56............................    452,102         2.02              $22.16
                                             ---------
                                             1,471,712         4.14              $15.15
                                             =========

                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------
                 RANGE OF                                WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
              EXERCISE PRICE                  NUMBER      REMAINING LIFE     EXERCISE PRICE
-------------------------------------------  ---------   ----------------   ----------------
$7.31 - $10.22.............................    313,600         6.45              $ 9.39
$12.50 - $15.78............................    321,982         4.92              $14.28
$20.19 - $25.56............................    452,102         2.02              $22.16
                                             ---------
                                             1,087,684         4.16              $16.15
                                             =========

NOTE 19-- DISCONTINUED OPERATIONS:

     In December of 2004, the Company terminated operations at the Company's Tube Mill operations as it had determined that its raw material source was inadequate to maintain commercially viable operations. The operating results of the Tube Mill Operations have been classified as discontinued operations for all the periods presented. The Tube Mill Operation was included in the Company's F&D segment. In the fourth quarter of 2004 the Company impaired certain assets, terminated operations and provided for certain contingencies which resulted in an after-tax charge of $692 thousand. The remaining residual assets were assumed by other RTI subsidiaries.

                                                           2004      2003      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Net sales...............................................  $14,427   $10,527   $12,936
Loss before income taxes................................     (211)      (20)      (80)
Provision for income taxes..............................       74         6        30
                                                          -------   -------   -------
Net loss from discontinued operations...................     (137)      (14)      (50)
Loss on disposal........................................   (1,064)
Provision for income taxes..............................      372
                                                          -------
Loss on discontinued operations, net of tax.............  $  (829)
                                                          =======

NOTE 20-- SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 2004 and 2003. All amounts in thousands except for per share numbers.

                                                  1ST         2ND       3RD        4TH
2004                                           QUARTER(1)   QUARTER   QUARTER   QUARTER(2)
----                                           ----------   -------   -------   ----------
Sales........................................   $50,530     $51,809   $50,951    $61,301
Gross profit.................................     3,344       7,710     7,649      7,458
Operating (loss).............................    (5,281)       (531)   (2,276)    (6,398)
Net income (loss) from continuing
  operations.................................     2,644         326    (2,067)    (3,031)
Net income (loss) from discontinued
  operations.................................       131         107      (100)      (967)
Net income (loss)............................     2,775         433    (2,167)    (3,998)
Net income (loss) from continuing operations
  per share
  Basic......................................   $  0.13     $  0.02   $ (0.10)   $ (0.14)
  Diluted....................................   $  0.12     $  0.02   $ (0.10)   $ (0.14)
Net income (loss) per share
  Basic......................................   $  0.13     $  0.02   $ (0.10)   $ (0.18)
  Diluted....................................   $  0.13     $  0.02   $ (0.10)   $ (0.18)

                                                 1ST          2ND         3RD        4TH
2003                                          QUARTER(1)   QUARTER(3)   QUARTER    QUARTER
----                                          ----------   ----------   -------   ----------
Sales.......................................   $55,232      $47,274     $46,830    $45,664
Gross profit................................     6,687        8,274       3,845     11,024
Operating (loss) income.....................    (1,145)       1,444      (4,433)     2,919
Net income (loss) from continuing
  operations................................     4,666          919      (2,690)     1,833
Net (loss) income from discontinued
  operations................................      (333)          92         165         62
Net income (loss)...........................     4,333        1,011      (2,525)     1,895
Net income (loss) from continuing operations
  per share
  Basic.....................................   $  0.22      $  0.04     $ (0.13)   $  0.09
  Diluted...................................   $  0.22      $  0.04     $ (0.13)   $  0.09
Net income (loss) per share
  Basic.....................................   $  0.21      $  0.05     $ (0.12)   $  0.09
  Diluted...................................   $  0.21      $  0.05     $ (0.12)   $  0.09

---------------

(1) Net income from continuing operations included the favorable effect of $5.9 million and $5.2 million, net of tax in 2004 and 2003, respectively in liquidated damages from Boeing. The liquidated damages were a result of Boeing's failure to meet minimum order requirements under a long-term purchase agreement that expired on December 31, 2003. The first quarter 2004 payment was the final payment under the agreement.

(2) Net income was unfavorably affected by $.8 million due to the discontinuance of operations at the Company's Tube Mill Operations. The effect of the discontinuance of operations is more fully described in Note 19.

(3) Operating income was favorably affected by a gain of approximately $1 million from the sale of one of the Company's Ashtabula, Ohio facilities previously used for storage.

NOTE 21-- RECLASSIFICATION OF ENVIRONMENTAL LIABILITY AND GOODWILL (IN
         THOUSANDS):

     The Company had classified its environmental liabilities net of recoveries from third parties in prior periods. For the period ended December 31, 2004 the Company has shown environmental liabilities gross without recoveries from third parties. It has shown the amount of recoveries from third parties as other non-current assets. For comparative purposes the Company has reclassified prior periods.

     The Company had included in other accrued liabilities goodwill related to the 1997 purchase of its 90% ownership in Galt Alloys, Inc., of $1,560. In the fourth quarter the Company reclassified goodwill previously shown as other accrued liabilities.

     The effect of the above reclassifications for the prior period 12/31/03 is shown:

                                             AS REPORTED      EFFECT OF          EFFECT OF       RECLASSIFIED
                                                 AT         ENVIRONMENTAL         GOODWILL            AT
                                             12/31/2003    RECLASSIFICATION   RECLASSIFICATION    12/31/2003
                                             -----------   ----------------   ----------------   ------------
Goodwill...................................   $ 34,133              --             $1,560          $ 35,693
Other non-current assets...................        637           2,281                 --             2,918
Total Assets...............................    389,934           2,281              1,560           393,775
Other accrued liabilities..................      1,492             164              1,560             3,216
  Total current liabilities................     33,329             164              1,560            35,053
Other noncurrent Liabilities...............      6,072           2,117                 --             8,189
  Total liabilities........................     72,274           2,281              1,560            76,115
  Total liabilities and shareholders'
     equity................................   $389,934          $2,281             $1,560          $393,775

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Disclosure Committee and the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, including all matters discussed in the paragraphs below, they have concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective in ensuring that all material information required to be disclosed in reports that the Company files with the Securities Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and the forms of the SEC.

     As discussed below the Company has not yet completed its assessment of internal control over financial reporting required by Item 308 of Regulation S-K. However, the Company has determined that it had several control deficiencies each representing a material weakness. In light of the deficiencies described below, the Company performed additional post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 8 of this Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

     Status of Management's Report on Internal Control Over Financial Reporting. Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") and related rules of the SEC require management of public companies to periodically assess the effectiveness of internal control over financial reporting and to annually report their conclusions, including the disclosure of all material weaknesses in internal control over financial reporting. In addition, SOX 404 requires the company to provide a report of its independent registered public accounting firm on management's annual assessment of the effectiveness of the Company's internal control over financial reporting.

     As an "accelerated filer," the Company is required to comply with SOX 404 for the year ended December 31, 2004 and thus management's report on its internal control assessment as of the end of the year, as well as the attestation report of the Company's independent registered public accounting firm on management's annual assessment, must be included in the Form 10-K for the year ended December 31, 2004. The Company was unable to file this Form 10-K on its due date of March 16, 2004 and filed a Form 12b-25 on March 17, 2005 disclosing, among other things, the fact that its closing process was not then complete. The Company was still unable to complete the closing process by March 31, 2005 and filed a Form 8-K disclosing such on April 1, 2005.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     The Company is in the process of conducting an evaluation of its internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management is using the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As stated above, the Company has not yet completed the process of evaluating identified deficiencies against the Company's internal control framework. The Company is thus filing this Form 10-K without completing its assessment on internal control over financial reporting required by Item 308 of Regulation S-K. The Company will amend this Form 10-K once its has completed its assessment.

     However, the Company's management met with its Audit Committee on March 29, 2005 and they have concluded that the Company did not maintain effective control over the period-end closing process, certain spreadsheets, a third-party service organization and our fixed asset accounting process. Accordingly, management and the Audit Committee determined that these control deficiencies each represent material weaknesses in the Company's internal control over financial reporting as of December 31, 2004. Further discussion of these material weaknesses follows:

                           Period-end Closing Process

     The Company did not maintain effective control over the period-end closing process. Specifically, due to resource constraints, the Company was unable to timely and accurately complete its work needed to close its books and prepare financial statements in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in audit adjustments to the Company's 2004 financial statements. Additionally, this control deficiency could result in a misstatement of the Company's financial statements that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

                                  Spreadsheets

     The Company did not maintain effective internal control over the accuracy of certain spreadsheets. Specifically, spreadsheets used in the period-end closing process, and other spreadsheets supporting financial reporting, were not effectively protected at December 31, 2004. This control deficiency resulted in audit adjustments to the Company's 2004 financial statements. Additionally, this control deficiency could result in misstatements that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

                     Third Party Health Care Administrator

     Anthem Blue Cross Blue Shield is a third party service provider that the Company contracts annually to process all health care claims for Company employees and retirees. The Company has traditionally received from Anthem an independent audit report, referred to as a Type 2 SAS-70 report, regarding the effectiveness of certain controls at Anthem. While Anthem represented to the Company's management as late as the Fall of 2004 that Anthem would provide a SAS-70 report, on January 12, 2005, the Company received notice that Anthem's SAS-70 report for the 2004 policy year would not be available. The notice stated: "Since Anthem has committed significant resources to assure its Section 404 compliance, we would like to delay our SAS-70 review of our Facets system until end of 2005-policy year." As a result, the Company did not maintain effective control over the effectiveness of controls at Anthem. Anthem's processes are considered part of the Company's internal control over financial reporting specifically as to the existence and completeness of health care claims liability and the related expense. Management was unable to obtain evidence about the effectiveness of controls over financial reporting at Anthem which represents a control deficiency. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in a misstatement of health care claims liability and the related expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

                               Fixed Asset System

     The Company did not maintain effective control over the accounting for property, plant and equipment. Specifically, the Company did not maintain effective control over the completeness and accuracy of accounting for property, plant and equipment. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in a misstatement of the accounting for property, plant and equipment and the related depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

                                      ***

     Finally, as described above, the Company is still in the process of conducting an evaluation of its internal control over financial reporting as of December 31, 2004. In connection with its ongoing process the Company has identified certain other internal control deficiencies some of which may also be determined to be material weaknesses including: (i) the Company had several individuals that had unrestricted access to its Enterprise Resource Planning ("ERP") system; and (ii) there were a number of other deficiencies which individually or when aggregated could possibly be material weaknesses. Additionally, once we have completed our evaluation of all deficiencies (those identified to date and those that may be identified as we complete our evaluation) we may determine that the deficiencies, either alone or in combination with others, constitute one or more material weaknesses.

     The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company's internal control over financial reporting was effective as of such date. As a result of the material weaknesses set forth above, the Company's management expects that when its report on the effectiveness of internal control over financial reporting is published in the Company's amended Form 10-K, management will conclude that the Company's internal control over financial reporting was ineffective as of December 31, 2004. Thus, the Company expects that its independent registered public accounting firm will issue an adverse opinion on the effectiveness of the Company's internal control as of December 31, 2004.

     Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004, other than as described above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9(B).  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is incorporated by reference to "The Board of Directors" and "Election of Directors" in the 2005 Proxy Statement, to be filed at a later date.

     Information concerning RTI's Code of Ethical Business Conduct is incorporated by reference to "Corporate Governance and Business Ethics" in the 2005 Proxy Statement to be filed at a later date and applies to all of its directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

     Information concerning the Audit Committee and its financial expert is incorporated and made part hereof by reference to the material appearing under the headings "Audit Committee" "Audit Committee Report" in the 2005 Proxy Statement, to be filed at a later date.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors--Compensation of Directors" and "Executive Compensation" in the 2005 Proxy Statement, to be filed at a later date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the 2005 Proxy Statement, to be filed at a later date.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                            (C) NUMBER OF
                                                                                        SECURITIES REMAINING
                                                                                        AVAILABLE FOR FUTURE
                                            (A) NUMBER OF                                  ISSUANCE UNDER
                                           SECURITIES TO BE                              EQUITY COMPENSATION
                                         ISSUED UPON EXERCISE   (B) WEIGHTED-AVERAGE      PLANS (EXCLUDING
                                            OF OUTSTANDING       EXERCISE PRICE OF     SECURITIES REFLECTED IN
             PLAN CATEGORY                     OPTIONS          OUTSTANDING OPTIONS          COLUMN(A))
---------------------------------------  --------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders (see Note(i)) (see
  Note (iii))..........................       1,423,712                $15.33                  3,533,530
Equity compensation plans not approved
  by security holders (see Note(ii))...          48,000                $ 9.90                        -0-
                                              ---------                ------                  ---------
                                              1,471,712                $15.15                  3,533,530
                                              =========                ======                  =========

Note (i):   The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals Inc., 2004
            Stock Plan as of December 31, 2004. For more information, see Note
            18 to the Financial Statements. The Company's 2004 Stock Plan replaces the prior plans and provides for grants of 2,500,000 over its 10-year term as determined by the plan administrator. The 2004
            Stock Plan was approved by shareholder vote on April 30, 2004. In
            2004, 18,179 shares were awarded under the plan.

Note (ii):  Prior to December 31, 2004, RTI International Metals Inc., had one
            plan that had not been approved by security holders called the 2002 Non-employee Director Stock Option Plan. This plan has since been terminated and replaced by the 2004 Stock Plan. See above Note (i).

Note (iii): The 2004 Stock Plan permits grants of stock options, stock appreciation rights, restricted stock and other stock based awards that may include awards of restricted stock units. There were a total of

            2,500,000 shares available for issue under the plan, but only 1,250,000 shares may be issued in the form of restricted stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "The Board of Directors" and "Executive Compensation" in the 2005 Proxy Statement, to be filed at a later date.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is incorporated by reference to "Proposal No. 2 -- Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement for the 2005 Annual Meeting of Stockholders.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as a part of this report:

        1. The financial statements contained in Item 8 hereof;

        2. The financial statement schedules contained in Item 8 hereof; and

        3. The following Exhibits:

EXHIBITS

     The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 2.0     Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 1
 2.1     Stock Purchase Agreement, dated as of October 1, 1998, by
         and among RTI International Metals, Inc., New Century
         Metals, Inc., Richard R. Burkhart and Joseph H. Rice,
         incorporated by reference to Exhibit 2.1 and 2.2 to the
         Company's Current Report on Form 8-K dated October 15, 1998
 2.2     Asset Purchase Agreement, dated October 1, 1998, by and
         among Weld-Tech Engineering Services, L.P. and Weld-Tech
         Engineering, L.P., incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
         October 15, 1998
 2.3     Claro purchase agreement, incorporated by reference to
         Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended 9/30/04.
 3.1     Amended and Restated Articles of Incorporation of the
         Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1999
 3.2     Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
         Statement on Form S-4 No. 333-61935
 3.3     RTI International Metals, Inc., Code of Ethical Business
         Conduct, incorporated by reference to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2003.
 4.1     Credit Agreement between RTI International Metals, Inc. and
         PNC Bank, National Association, as agent; U.S. Bank,
         National City Bank of Pennsylvania and Lasalle Bank,
         National Association as co-agents, dated as of April 12,
         2002, incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended June 30,
         2002
10.1     RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 2
10.2     RMI Titanium Company 1989 Stock Option Incentive Plan,
         incorporated by reference to exhibit 10.4 to the Company's
         Registration Statement on Form S-1 No. 33-30667 Amendment
         No. 2
10.3     RTI International Metals, Inc. Supplemental Pension Plan
         effective August 1, 1987, amended January 28, 2000 and
         further amended January 30, 2004, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 2003
10.4     RTI International Metals, Inc. Excess Benefits Plan
         effective July 18, 1991, as amended January 28, 2000,
         incorporated by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         2000
10.5     RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
10.6     Employment agreement, dated August 1, 1999, between the
         Company and John H. Odle, incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.7     Employment agreement, dated August 1, 1999, between the
         Company and T. G. Rupert, incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.8     Employment agreement, dated August 1, 1999 between the
         Company and Dawne S. Hickton, incorporated by reference to
         Exhibit 10.12 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
10.9     Employment agreement, dated August 1, 1999 between the
         Company and Lawrence W. Jacobs, incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
10.10    Employment agreement, dated November 1, 1999, between the
         Company and Gordon L. Berkstresser, incorporated by
         reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999
10.11    Letter Agreement, dated December 3, 2003, between the
         Company and T.G. Rupert, with respect to retirement
         benefits, incorporated by reference to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2003.
10.12    RTI International Metals, Inc., 2004 Stock Plan effective
         January 28, 2005, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-8 No.
         333-122357 dated January 28, 2005
10.13    Form of Non-Qualified Stock Option Grant under the RTI
         International Metals, Inc. 2004 Stock Plan
10.14    Form of Restricted Stock Grant under the RTI International
         Metals, Inc. 2004 Stock Plan
10.15    RTI International Metals, Inc., Board of Directors
         Compensation Program
21.1     Subsidiaries of the Company
24.1     Powers of Attorney
31.1     Certification of Chief Executive Officer required by Item
         307 of Regulation S-K as promulgated by the Securities and
         Exchange Commission and pursuant to Section 302 of
         Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer required by Item
         307 of Regulation S-K as promulgated by the Securities and
         Exchange Commission and pursuant to Section 302 of
         Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer Pursuant to 18
         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer Pursuant to 18
         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002
99.1     Financial Statements of The RMI Employee Savings and
         Investment Plan for the year ended December 31, 2002 (to be filed by amendment)
99.2     Financial Statements of The RMI Bargaining Unit Employee
         Savings and Investment Plan for the year ended December 31,
         2002 (to be filed by amendment)

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

Dated: April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
CRAIG R. ANDERSSON, Director;

NEIL A. ARMSTRONG, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

JOHN H. ODLE, Director;

                     /s/ TIMOTHY RUPERT                                  April 14, 2005
------------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                   /s/ TIMOTHY G. RUPERT                                 April 14, 2005
------------------------------------------------------------
                        T. G. Rupert
     Director and President and Chief Executive Officer
               (Principal Executive Officer)

                         RTI INTERNATIONAL METALS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                              (CHARGED)
                                                BALANCE AT   CREDITED TO   WRITEOFFS           BALANCE
                                                BEGINNING     COSTS AND     AGAINST            AT END
DESCRIPTION                                      OF YEAR      EXPENSES     ALLOWANCE   OTHER   OF YEAR
-----------                                     ----------   -----------   ---------   -----   -------
Year ended December 31, 2004:
  Allowance for doubtful accounts.............   $(1,378)       $(518)       $419      $ (8)   $(1,485)
                                                 =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes....................................   $    --        $ 577        $ --      $ --    $   577
                                                 =======        =====        ====      ====    =======
  Allowance for U.S. Customs on Duty
     Drawback.................................   $  (381)       $ 162        $ --      $ --    $  (219)
                                                 =======        =====        ====      ====    =======
Year ended December 31, 2003:
  Allowance for doubtful accounts.............   $(1,205)       $(601)       $428      $ --    $(1,378)
                                                 =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes....................................   $    --        $  --        $ --      $ --    $    --
                                                 =======        =====        ====      ====    =======
  Allowance for U.S. Customs on Duty
     Drawback.................................   $    --        $(381)       $ --      $ --    $  (381)
                                                 =======        =====        ====      ====    =======
Year ended December 31, 2002:
  Allowance for doubtful accounts.............   $(1,219)       $(769)       $783      $ --    $(1,205)
                                                 =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes....................................   $    --        $  --        $ --      $ --    $    --
                                                 =======        =====        ====      ====    =======
  Allowance for U.S. Customs on Duty
     Drawback.................................   $    --        $  --        $ --      $ --    $    --
                                                 =======        =====        ====      ====    =======