Form 10-K/A
period 2004-12-31
RTI INTERNATIONAL METALS INC
filed 2005-05-09
CIK 1068717

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                        Commission file number: 001-31463

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


                                  330-544-7700
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class               Name of exchange on which registered
          -------------------               ------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE            NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(b) of the Act: NONE

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

   Number of shares of common stock outstanding at March 15, 2005: 22,188,759

                      Documents Incorporated by Reference:

     SELECTED PORTIONS OF THE PROXY STATEMENT FOR THE 2005 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THE REPORT.

                                EXPLANATORY NOTE

         RTI International Metals, Inc. (the "Company" or "RTI") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the United States Securities and Exchange Commission (the "SEC") on April 14, 2005 (the "Original Filing"), to (i) amend and restate Item 9A to include, among other things, Management's Report on Internal Control Over Financial Reporting and
(ii) amend and restate Item 8 to include the report (the "Auditors' Report") of the Company's independent registered public accounting firm relating to the Company's financial statements and management's report on internal control over financial reporting. This Amendment also contains the required consent of the Company's independent registered public accounting firm and re-executed certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. While Item 8 is being reproduced in its entirety, the financial statements contained therein have not been modified and are consistent with those filed in the Original Filing.

         Except for the amendments discussed above, this Amendment does not modify or update other disclosures in or exhibits to the Original Filing. With the exception of the matters disclosed in Items 9A and the Auditors' Report, this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing. This Amendment should be read in connection with any current reports filed during such time period.



                                     PART II

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm..................  3
FINANCIAL STATEMENTS:
         Consolidated Statement of Operations for the years
              ended December 31, 2004, 2003, and 2002....................  8
         Consolidated Balance Sheet at December 31, 2004 and 2003........  9
         Consolidated Statement of Cash Flows for the years
              ended December 31, 2004, 2003 and 2002.....................  10
         Consolidated Statement of Changes in Shareholders' Equity
              for the years ended December 31, 2004, 2003 and 2002.......  11
         Notes to Consolidated Financial Statements......................  12
FINANCIAL STATEMENT SCHEDULES:
         Schedule II - Valuation and Qualifying Accounts.................  S-1

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RTI International Metals, Inc.:

         We have completed an integrated audit of RTI International Metals, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that RTI International Metals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. This material weakness contributed to the following individual material weaknesses: (a) the Company did not maintain effective controls over account reconciliations or journal entries; (b) the Company did not maintain effective controls over the selection and application of generally accepted accounting principles (GAAP); (c) the Company did not maintain effective controls over consolidation and elimination adjustments; (d) the Company did not maintain effective controls over the segregation of duties; (e) the Company did not maintain effective controls over the timely and accurate preparation and review of its financial statements in accordance with GAAP; (f) the Company did not maintain effective controls over spreadsheets; and (g) the Company did not maintain effective controls over the accounting for income taxes, (2) the Company did not maintain effective control over the effectiveness of controls at two third-party service organizations, (3) the Company did not maintain effective control over the accounting for property, plant and equipment and (4) the Company did not maintain an effective control environment based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

         We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

1) As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. This material weakness contributed to the following individual material weaknesses:

     a) The Company did not maintain effective controls over account reconciliations or journal entries. Specifically, the Company did not have effective controls over the preparation, review and approval of certain account reconciliations or journal entries for balance sheet or income statement accounts including: (i) payroll and payroll related accounts, (ii) import duty recovery accounts, and (iii) workers compensation accrual accounts. These control deficiencies resulted in audit adjustments to the Company's consolidated financial statements.

     b) The Company did not maintain effective controls over the selection and application of GAAP. Specifically, the Company incorrectly applied GAAP in accounting for: (i) supplemental employment and other post-retirement benefit liabilities and expense by incorrectly accounting for unvested vacation and holiday pay expenses and incorrectly accounting for their other post-retirement benefit liability, (ii) leases by depreciating leasehold improvements over a period of time greater than the lease term, (iii) business combinations by incorrectly determining the appropriate value of stock used in acquisitions, and (iv) foreign currency translation by incorrectly translating the financial statements of a foreign subsidiary. This control deficiency resulted in audit adjustments to the Company's consolidated financial statements.
     c) The Company did not maintain effective controls over consolidation and elimination adjustments. Specifically, the Company did not have controls over the completeness or accuracy of consolidating information to ensure that all required consolidation and elimination adjustments were prepared, approved and recorded, including the proper accounting for a minority interest. This control deficiency resulted in audit adjustments to the Company's consolidated financial statements.
     d) The Company did not maintain effective controls over the segregation of duties. Specifically, certain of the Company's personnel had incompatible duties that permitted unrestricted access to various financial application programs and data beyond that needed to perform their individual job responsibilities, nor were there effective controls in place to monitor user access. These applications impact all business processes, including accounts receivable, accounts payable, payroll and inventory. This control deficiency did not result in a misstatement to the Company's consolidated financial statements.
     e) The Company did not maintain effective controls over the timely and accurate preparation and review of its financial statements in accordance with GAAP. Specifically, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its footnote disclosures, and to ensure that balances in the financial statements agreed to supporting details. These control deficiencies resulted in audit adjustments to the Company's consolidated financial statements.
     f) The Company did not maintain effective controls over certain spreadsheets. Specifically, the Company's controls over the completeness, accuracy, validity, and restricted access and the review of certain spreadsheets used in the period-end financial statement preparation and reporting process were either not designed appropriately or did not operate as designed. These control deficiencies did not result in a misstatement to the Company's consolidated financial statements.
     g) The Company did not maintain effectively designed controls over the accounting for income taxes including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in accounting for income taxes in accordance with GAAP, a lack of clarity in the roles and responsibilities related to income tax accounting, insufficient and/or ineffective review and approval practices, and the lack of internal control and review processes to ensure the accuracy of data used in income tax computations, the Company was unable to accurately determine its income tax liability and related provision. This control deficiency resulted in audit adjustments to the Company's consolidated financial statements.

     Each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each control deficiency constitutes a material weakness.

2) As of December 31, 2004, the Company did not maintain effective control over the effectiveness of controls at two third-party service organizations. The service organizations process payroll for certain Company employees as well as health care claims for both Company employees and retirees. Such processes are considered part of the Company's internal control over financial reporting specifically as to the existence and completeness of payroll and health care claims liabilities as well as the related expenses. Management was unable to obtain evidence about the effectiveness of controls over financial reporting at these service organizations which represents a control deficiency. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in the misstatement of payroll and health care claims liabilities as well as the related expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

3) As of December 31, 2004, the Company did not maintain effective controls over the accounting for property, plant and equipment. Specifically, the Company's controls to ensure the complete and accurate processing of additions, disposals, maintenance of useful lives and the calculation of depreciation were not designed effectively. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in a misstatement of property, plant and equipment and the related depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

4) As of December 31, 2004, the Company did not maintain an effective control environment based on criteria established in "Internal Control--Integrated Framework" issued by the COSO. The financial reporting organizational structure was not adequate to support the size, complexity, operating activities or locations of the Company. Deficiencies, such as an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles have resulted in adjustments to the consolidated financial statements as discussed in item 1 above. Item 1, together with the material weaknesses described in items 2 and 3 above, indicate that the Company did not maintain an effective control environment. These control deficiencies could result in a misstatement of accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

         These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

         As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Claro Precision, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company through a purchase business combination in October 2004. We have also excluded Claro Precision, Inc. from our audit of internal control over financial reporting. Claro Precision, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 9% and approximately 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

         In our report dated April 14, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company's internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company's internal control over financial reporting as of December 31, 2004, as presented herein, is different from our previous report.

         In our opinion, management's assessment that RTI International Metals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in "Internal Control--Integrated Framework" issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, RTI International Metals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control--Integrated Framework" issued by the COSO.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
May 6, 2005

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

          Pro forma adjustments include the amortization of intangible assets with an assigned value of $16.2 million. The amortization period is equal to 20 years. The amortization expense over the next five years is $4.1 million. The intangible assets represent the assigned value of customer relationships. Goodwill of $10.4 million resulted from the acquisition and is non deductive for income tax purposes in Canada. Included in the pro forma information above is the write-off of a step up in inventory values which is not expected to occur beyond each of the one year periods shown. Additionally, fixed assets were stepped-up to approximate fair market value and are being depreciated over 10 years in accordance with Company accounting policies. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on the Company's consolidated financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

         The Company's management, with the participation of the Company's Disclosure Committee and the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this amended annual report on Form 10-K/A. Based upon that evaluation, including all matters discussed in the paragraphs below, they have concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective in ensuring that all material information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized, and reported within the time periods specified in the rules and the forms of the SEC.

         As set forth in detail below, management has now completed its assessment of internal control over financial reporting for the year ended December 31, 2004, as required by Item 308 of Regulation S-K and has determined that it had several control deficiencies that each represented a material weakness. In light of the deficiencies described below, the Company performed additional post-closing procedures to ensure its consolidated financial statements, reported and filed on Form 10-K on April 14, 2005, were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the Company's financial statements as presented in Item 8 of the Form 10-K filed on April 14 fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

         Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") and related rules of the SEC requires management of public companies to periodically assess the effectiveness of internal control over financial reporting and to annually report their conclusions, including the disclosure of all material weaknesses in internal control over financial reporting. In addition, SOX 404 requires the Company to provide a report of its independent registered public accounting firm on management's annual assessment of the effectiveness of the Company's internal control over financial reporting.

         As an "accelerated filer," the Company was required to comply with SOX 404 for the year ended December 31, 2004, and thus management's report on its internal control assessment, as well as the attestation report of the Company's independent registered public accounting firm on management's annual assessment, as of the end of the year 2004, was to have been included in the Form 10-K for the year ended December 31, 2004. Because management had not completed its review and report by the Form 10-K original due date of March 16, 2005, the Company filed a Form 12b-25 on March 17, 2005, disclosing, among other things, that its review and report were not completed. The Company did complete it's year end closing process and filed its Form 10-K on April 14, 2005. However, as of the date of the filing of the Form 10-K, management had still not completed its report and review on its internal control for the year ended 2004, and so indicated in the Form 10-K. Management has now completed that review and reports its conclusions as follows:

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

         Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal
Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified by management:

1) As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. This material weakness contributed to the following individual material weaknesses:

     a) The Company did not maintain effective controls over account reconciliations or journal entries. Specifically, the Company did not have effective controls over the preparation, review and approval of certain account reconciliations or journal entries for balance sheet or income statement accounts including: (i) payroll and payroll related accounts, (ii) import duty recovery accounts, and (iii) workers compensation accrual accounts. These control deficiencies resulted in audit adjustments to the Company's consolidated financial statements.

     b) The Company did not maintain effective controls over the selection and application of generally accepted accounting principles ("GAAP"). Specifically, the Company incorrectly applied GAAP for: (i) supplemental employment and other post-retirement benefit liabilities and expense by incorrectly accounting for unvested vacation and holiday pay expenses and incorrectly accounting for its other post-retirement benefit liability, (ii) leases by depreciating leasehold improvements over a period of time greater than the lease term, (iii) business combinations by incorrectly determining the appropriate value of stock used in acquisitions, and (iv) foreign currency translation by incorrectly translating the financial statements of a foreign subsidiary. This control deficiency resulted in audit adjustments to the Company's consolidated financial statements.

     c) The Company did not maintain effective controls over consolidation and elimination adjustments. Specifically, the Company did not have controls over the completeness or accuracy of consolidating information to ensure that all required consolidation and elimination adjustments were prepared, approved and recorded, including the proper accounting for a minority interest. This control deficiency resulted in audit adjustments to the Company's consolidated financial statements.

     d) The Company did not maintain effective controls over the segregation of duties. Specifically, certain of the Company's personnel had incompatible duties that permitted unrestricted access to various financial application programs and data beyond that needed to perform their individual job responsibilities, nor were there effective controls in place to monitor user access. These applications impact all business processes, including accounts receivable, accounts payable, payroll and inventory. This control deficiency did not result in a misstatement to the Company's consolidated financial statements.

     e) The Company did not maintain effective controls over the timely and accurate preparation and review of its financial statements in accordance with GAAP. Specifically, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of its footnote disclosures, and to ensure that balances in the financial statements agreed to supporting details. These control deficiencies resulted in audit adjustments to the Company's consolidated financial statements.

     f) The Company did not maintain effective controls over certain spreadsheets. Specifically, the Company's controls over the completeness, accuracy, validity, and restricted access and the review of certain spreadsheets used in the period-end financial statement preparation and reporting process were either not designed appropriately or did not operate as designed. These control deficiencies resulted in audit adjustments to the Company's consolidated financial statements.

     g) The Company did not maintain effectively designed controls over the accounting for income taxes including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in accounting for income taxes in accordance with GAAP, a lack of clarity in the roles and responsibilities related to income tax accounting, insufficient and/or ineffective review and approval practices, and the lack of internal control and review processes to ensure the accuracy of data used in income tax computations, the Company was unable to accurately determine its income tax liability and related provision. This control deficiency resulted in audit adjustments to the Company's consolidated financial statements.

     Each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each control deficiency constitutes a material weakness.

2) As of December 31, 2004, the Company did not maintain effective control over the effectiveness of controls at two third-party service organizations. The service organizations process payroll for certain Company employees as well as health care claims for both Company employees and retirees. Such processes are considered part of the Company's internal control over financial reporting specifically as to the existence and completeness of payroll and health care claims liabilities as well as the related expenses. Management was unable to obtain evidence about the effectiveness of controls over financial reporting at these service organizations which represents a control deficiency. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in the misstatement of payroll and health care claims liabilities as well as the related expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

3) As of December 31, 2004, the Company did not maintain effective control over the accounting for property, plant and equipment. Specifically, the Company's controls to ensure the complete and accurate processing of additions, disposals, maintenance of useful lines and the calculation of depreciation were not designed effectively. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in a misstatement of property, plant and equipment and the related depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

4) As of December 31, 2004, the Company did not maintain an effective control environment based on criteria established in "Internal Control--Integrated Framework" issued by the

     COSO. The financial reporting organizational structure was not adequate to support the size, complexity, operating activities or locations of the Company. Deficiencies, such as an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles have resulted in adjustments to the consolidated financial statements as discussed in item 1 above. Item 1, together with the material weaknesses described in items 2 and 3 above, indicate that the Company did not maintain an effective control environment. These control deficiencies could result in a misstatement of accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

         Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based upon the criteria established in "Internal Control - Integrated Framework" issued by COSO.

         We have excluded Claro Precision, Inc. from our assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company through a purchase business combination in October
2004. Claro Precision Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 9% and approximately 2%, respectively, of the related consolidated financial statement amounts as of and for the year-ended December 31, 2004. Our conclusion in this Annual Report on Form 10K/A regarding the effectiveness of our internal control over financial reporting as of December 31, 2004 does not include the internal control over financial reporting of Claro Precision, Inc.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by the Company's independent registered public accounting firm, as stated in their report which appears herein.


MANAGEMENT'S REMEDIATION INITIATIVES.

         The Company is implementing enhancements and changes to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting will not recur. These remediation initiatives, some of which have already commenced, and others that are intended to be implemented during the course of 2005, represent the Company's plans to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, while other remediation plans will remedy several of the material weaknesses after their implementation.

Period-ending financial reporting process, identified as material weaknesses 1(a) through (g) above:

         The Company's planned remediation measures are intended to address material weaknesses in internal controls related to the period-end financial reporting process that have the potential of preventing the accurate preparation and review of the Company's consolidated financial statements in future financial periods. The Company's planned remediation measures include the following:

o The Company plans to implement new and enhanced procedures to ensure that non-routine transactions are identified and reviewed during the period-end financial reporting process to ensure proper accounting treatment.

o The Company plans to enhance its period-end closing procedures by implementing critical reviews of account reconciliations, controls over spreadsheets and standardized checklists to ensure such procedures are consistently and effectively applied throughout the organization. In addition, the Company has enhanced supervisory reviews over journal entries, including non-standard journal entries.

o    Spreadsheet Controls:

     - Management plans to implement the appropriate end user computing controls and to ensure that spreadsheets used in the period-end financial reporting process are appropriately controlled.

o    Period End Consolidation Process

     - The Company plans on implementing an automated consolidation system. In the interim, the Company is increasing its supervisory review of the consolidation process.

o    Segregation of Duties:

     -   Management plans to implement the following remediation activities:

         o Reduced the number of business information system ("SAP") users with unrestricted access

         o Implemented a plan to utilize an automated review of all SAP user accesses

         o Expand the use of automated controls to monitor and detect inappropriate access and transaction execution within the information system

         o Review the organizational structure to implement compensating or redundant controls by supervisory personnel in those situations where segregation of duties are not adequately established due to limited resources

o    Tax Accounting:

     -   The Company plans to implement the following remediation activities:

         o Create and staff the position of tax accounting manager in the accounting and finance organization to provide oversight over the income tax accounting performed by the organization and strengthen the income tax accounting function within the accounting and finance organization

         o Implement definitive standards and procedures for the detailed review and approval of documentation and reconciliations supporting all tax accounts and related journal entries by subject matter experts

         o Enhance internal audit procedures performed over the accounting for income taxes

o    External Financial Statement Preparation and Reporting Process

     - The Company's planned remediation measures are intended to address material weaknesses related to the external financial statement preparation and reporting process. The Company plans to implement the following remediation measures:

         o Enhance the communication and distribution of its accounting policies and procedures

         o Develop a process to more effectively accumulate and analyze information required for financial statement disclosures

     -   Personnel

         o The Company plans to ensure that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements by performing the following:

               o The Company's chief financial officer, with assistance from senior financial staff, will review and adapt the overall organizational design and reporting structure of the finance organization within the Company to ensure the appropriately skilled and adequate staffing to support the Company's financial reporting responsibilities


               o Retain and to continue to retain the services of outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge to work under the supervision and direction of the Company's management and to supplement the Company's existing accounting personnel

Third Party Service Providers, identified as material weakness 2 above:

         To address the material weakness related to management's inability to evaluate controls over financial reporting at the two third party service organizations, the Company will use its best efforts to pursue one of the following three courses of action; (a) obtain appropriate Type 2 SAS 70 service auditor's reports from the service organizations; (b) perform an evaluation of the relevant internal control over financial reporting at the service organizations; or (c) replace the service organizations with other third-party service organizations that are able to provide Type 2 SAS 70 service auditor's reports. In the interim, the Company conducted an operation and claims review as appropriate.

Accounting for Property, Plant, and Equipment, identified as material weakness 3 above:

         To address the material weakness related to the controls over management's fixed asset accounting, the Company plans to implement its SAP Asset Accounting module during the second quarter of 2005. During the continued use of the existing system, the Company plans to implement effective general IT controls over the system and continue substantive testing of Property, Plant, Equipment and related account transactions and balances.


Control Environment, identified as material weakness 4 above:

         To address material weaknesses related to the control environment, the Company's actual and planned remediation measures include the following;

o The Company will begin a process to determine the appropriate balance between utilizing third party internal audit outsourcing resources and those resources which should be internally developed and hired. The Company has already begun to create, and will continue to sufficiently staff, its own internal audit department to assist in enhancing the existing internal controls and to provide effective internal control over its financial reporting.

o The Company's chief financial officer, with assistance from senior financial staff, will review and adapt the overall organizational design and reporting structure of the finance organization within the Company to ensure the appropriately skilled and adequate staffing to support the Company's financial reporting responsibilities.

o Centralize the internal controls affecting payroll processing for the Titanium Group.

o Ensure that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements

o Retain and to continue to retain the services of outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge, to work under the supervision and direction of the Company's management, and to supplement the Company's existing accounting personnel.



CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         The discussion above under "Management's Remediation Initiatives" describes the material planned changes to the Company's internal control over financial reporting subsequent to the year-ended December 31, 2004.

         There were no changes in internal control over financial reporting during the fourth quarter in 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1)       The financial statements contained in Item 8 hereof;

2) The financial statement schedule set forth following the signatures to this Form 10-K/A; and

3)       The following Exhibits:

         The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

                                Index to Exhibits

Exhibit No.                                                  Description
----------                                                   -----------

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

   10.11 Letter Agreement, dated December 3, 2003, between the Company and T.G. Rupert, with respect to retirement benefits, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003

   10.12 RTI International Metals, Inc., 2004 Stock Plan effective January 28, 2005, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-8 No. 333-122357 dated January 28, 2005

   10.13* Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan

   10.14* Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan

   10.15*      RTI International Metals, Inc., Board of Directors Compensation
               Program

   21.1*       Subsidiaries of the Company

   23.1+       Consent of Independent Registered Public Accounting Firm

   24.1*       Powers of Attorney

   31.1+ Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002

   31.2+ Certification of Chief Financial Officer required by Item307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002

   32.1+       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2+       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1 Financial Statements of The RMI Employee Savings and Investment Plan for the year ended December 31, 2002 (to be filed by amendment)

   99.2 Financial Statements of The RMI Bargaining Unit Employee Savings and Investment Plan for the year ended December 31, 2002 (to be filed by amendment)

-----------------------

*        Previously filed.

+        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RTI INTERNATIONAL METALS, INC.


Dated:  May 9, 2005                        By: /s/ Lawrence W. Jacobs
                                               --------------------------------
                                               Lawrence W. Jacobs
                                               Vice President, Chief Financial
                                               Officer & Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature and Title                                      Date


CRAIG R. ANDERSSON, Director;

NEIL A. ARMSTRONG, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director; and

JOHN H. ODLE, Director


     By: /s/ Timothy G. Rupert                                 May 9, 2005
         --------------------------------
         Timothy G. Rupert
         Attorney-in-fact


/s/ Timothy G. Rupert                                          May 9, 2005
-----------------------------------------
Timothy G. Rupert
President, Chief Executive Officer and
Director

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