Form 10-Q
period 2005-03-31
RTI INTERNATIONAL METALS INC
filed 2005-05-10
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to____________

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

     At May 1, 2005, 22,166,934 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I--CONDENSED FINANCIAL INFORMATION

Item 1.          Financial Statements........................................    2
     Consolidated Statement of Operations (Unaudited)........................    2
     Consolidated Balance Sheet (Unaudited)..................................    3
     Consolidated Statement of Cash Flows (Unaudited)........................    4
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)...    5
     Selected Notes to Consolidated Financial Statements (Unaudited).........    6

Item 2.          Management's Discussion and Analysis of Financial Condition    16
                 and Results of Operations...................................

Item 3.          Quantitative and Qualitative Disclosures about Market          27
                 Risk........................................................

Item 4.          Controls and Procedures.....................................   27

PART II--OTHER INFORMATION

Item 1.          Legal Proceedings...........................................   29

Item 2.          Unregistered Sales of Equity Securities and Use of             29
                 Proceeds....................................................

Item 3.          Defaults Upon Senior Securities.............................   29

Item 4.          Submission of Matters to a Vote of Security Holders.........   29

Item 5.          Other Information...........................................   29

Item 6.          Exhibits....................................................   30

Signatures...................................................................   31

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                     QUARTER ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                  2005           2004
                                                               -----------    -----------
Sales.......................................................   $    73,487    $    50,530
Operating costs:
Cost of sales...............................................        48,951         47,186
Selling, general and administrative expenses................        11,162          8,338
Research, technical and product development expenses........           366            287
                                                               -----------    -----------
     Total operating costs..................................        60,479         55,811
                                                               -----------    -----------
Operating income (loss).....................................        13,008         (5,281)
Other income (Note 10)......................................           138          9,318
Interest income (expense)...................................           158             (1)
                                                               -----------    -----------
Income from continuing operations before income taxes.......        13,304          4,036
Provision for income taxes (Note 5).........................         4,905          1,392
                                                               -----------    -----------
Net income from continuing operations.......................         8,399          2,644
Net income from discontinued operations (Note 15)...........            --            131
                                                               -----------    -----------
Net income..................................................   $     8,399    $     2,775
                                                               ===========    ===========
Basic earnings per common share (Note 6):
  Continuing operations.....................................   $      0.38    $      0.12
  Discontinued operations...................................   $        --    $      0.01
                                                               -----------    -----------
  Net income................................................   $      0.38    $      0.13
                                                               ===========    ===========
Diluted earnings per common share (Note 6):
     Continuing operations..................................   $      0.37    $      0.12
     Discontinued operations................................   $        --    $      0.01
                                                               -----------    -----------
  Net income................................................   $      0.37    $      0.13
                                                               ===========    ===========
Weighted average shares used to compute earnings per share:
  Basic.....................................................    21,989,659     21,106,372
                                                               ===========    ===========
  Diluted...................................................    22,455,617     21,452,858
                                                               ===========    ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................  $ 63,013      $ 62,701
  Receivables--less allowance for doubtful accounts of
     $1,952 and $1,704......................................    50,503        44,490
  Inventories, net (Note 7).................................   160,331       133,512
  Current deferred income tax asset.........................     1,145         1,145
  Income tax receivable.....................................        --         3,321
  Other current assets......................................     4,407         3,597
                                                              --------      --------
     Total current assets...................................   279,399       248,766
  Property, plant and equipment, net........................    81,467        82,593
  Goodwill (Note 8).........................................    47,373        46,618
  Other intangible assets, net (Note 8).....................    16,536        16,040
  Noncurrent deferred income tax asset......................     3,079         3,012
  Intangible pension asset..................................     3,365         3,365
  Other noncurrent assets...................................     2,943         3,099
                                                              --------      --------
     Total assets...........................................  $434,162      $403,493
                                                              ========      ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable..........................................  $ 26,642      $ 14,253
  Accrued wages and other employee costs....................     5,993         4,863
  Billings in excess of costs and estimated revenues (Note
     9).....................................................     4,916         4,708
  Income taxes payable......................................       671            --
  Other accrued liabilities.................................     6,242         6,498
                                                              --------      --------
     Total current liabilities..............................    44,464        30,322
  Accrued postretirement benefit cost.......................    20,971        20,811
  Accrued pension cost......................................    21,952        21,090
  Other noncurrent liabilities..............................     7,010         7,312
                                                              --------      --------
     Total liabilities......................................    94,397        79,535
                                                              --------      --------
  Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 22,610,873 and 22,194,344 shares issued;
     22,166,801 and 21,772,730 shares outstanding...........       225           221
  Additional paid-in capital................................   266,428       258,526
  Deferred compensation.....................................    (3,594)       (2,499)
  Treasury stock, at cost; 444,072 and 421,614 shares.......    (4,389)       (3,906)
  Accumulated other comprehensive loss......................   (21,679)      (22,759)
  Retained earnings.........................................   102,774        94,375
                                                              --------      --------
     Total shareholders' equity.............................   339,765       323,958
                                                              --------      --------
       Total liabilities and shareholders' equity...........  $434,162      $403,493
                                                              ========      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 8,399   $ 2,775
Net income from discontinued operations.....................       --       131
                                                              -------   -------
Net income from continuing operations.......................    8,399     2,644
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    3,133     2,925
  Deferred income taxes.....................................     (315)    1,778
  Stock-based compensation and other........................      450       306
  Other.....................................................     (627)      (73)
CHANGES IN ASSETS AND LIABILITIES:
  Receivables...............................................   (6,454)   (2,437)
  Inventories...............................................  (26,864)    8,716
  Accounts payable..........................................   12,547    (4,324)
  Income taxes payable......................................    4,305    (1,707)
  Billings in excess of costs and estimated earnings........      225    (4,742)
  Other current liabilities.................................      988       (41)
  Other assets and liabilities..............................      528        74
                                                              -------   -------
     Cash (used) provided by continuing operating
      activities............................................   (3,685)    3,119
     Cash (used) by discontinued operating activities.......       --      (212)
                                                              -------   -------
     Cash (used) provided by operating activities...........   (3,685)    2,907
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired, and other investing...     (290)       --
  Capital expenditures......................................   (1,784)   (1,852)
                                                              -------   -------
     Cash used in investing activities......................   (2,074)   (1,852)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........    6,551     2,388
  Purchase of common stock held in treasury.................     (483)     (288)
                                                              -------   -------
     Cash provided by financing activities..................    6,068     2,100
                                                              -------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        3       109
                                                              -------   -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................      312     3,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   62,701    67,970
                                                              -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $63,013   $$71,234
                                                              =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $    96   $    99
  Cash paid for income taxes................................  $    18   $ 4,027
NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......  $ 1,355   $ 1,036
  Capital lease obligations incurred........................  $    36   $    --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     ACCUMULATED
                                                     ADDT'L                   TREASURY                  OTHER
                               SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                             OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS   INCOME/(LOSS)    TOTAL
                             -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2004.....................  21,772,730     $221    $258,526     $(2,499)     $(3,906)   $ 94,375     $(22,759)     $323,958
Shares issued for
  restricted stock award
  plans....................      63,000        1       1,354      (1,355)          --          --           --            --
Compensation expense
  recognized...............          --       --          --         260           --          --           --           260
Treasury common stock
  purchased at cost........     (22,458)      --          --          --         (483)         --           --          (483)
Exercise of employee stock
  options including tax
  benefit of stock plans...     353,529        3       6,548          --           --          --           --         6,551
Net income.................          --       --          --          --           --       8,399           --         8,399
Foreign currency
  translation..............          --       --          --          --           --          --        1,080         1,080
Comprehensive income.......
                             ----------     ----    --------     -------      -------    --------     --------      --------
Balance at March 31,
  2005.....................  22,166,801     $225    $266,428     $(3,594)     $(4,389)   $102,774     $(21,679)     $339,765
                             ==========     ====    ========     =======      =======    ========     ========      ========


                             COMPREHENSIVE
                                INCOME
                             -------------
Balance at December 31,
  2004.....................
Shares issued for
  restricted stock award
  plans....................
Compensation expense
  recognized...............
Treasury common stock
  purchased at cost........
Exercise of employee stock
  options including tax
  benefit of stock plans...
Net income.................    $  8,399
Foreign currency
  translation..............       1,080
                               --------
Comprehensive income.......    $  9,479
                               ========
Balance at March 31,
  2005.....................

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K and 10-K/A. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

NOTE 3 -- ACQUISITIONS

     On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc., ("Claro") of Montreal, Quebec, Canada. The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI common stock with a fair value of $7.0 million. The purchase agreement provided for a post-closing audit period for adjustments to the purchase price to finalize and determine whether the target equity amount of $9.7 million existed on the closing date. In accordance with the purchase agreement the Company determined that an adjustment to the purchase price of $0.2 million was due the Company and has been included as a reduction to the allocated purchase price.

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

                                                               ALLOCATED
                                                               PURCHASE
(IN THOUSANDS)                                                   PRICE
--------------                                                 ---------
Acquired assets:
Cash........................................................    $    --
Accounts receivable.........................................      2,802
Inventories.................................................      4,728
Other assets................................................         46
Property, plant & equipment.................................      3,836
Goodwill....................................................     10,529
Intangible assets...........................................     16,200
                                                                -------
  Total assets..............................................     38,141
Acquired liabilities:
Accounts payable............................................      1,010
Income taxes payable........................................      1,543
Current deferred income taxes liability.....................      1,145
Other accrued liabilities...................................        160
Noncurrent deferred income taxes............................      5,414
                                                                -------
  Total liabilities.........................................      9,272
                                                                -------
  Net assets acquired.......................................     28,869
                                                                =======
  Purchase price
     Cash...................................................     22,014
     RTI common stock.......................................      7,016
     Target equity adjustment...............................       (161)
                                                                -------
                                                                $28,869
                                                                =======

     The following unaudited pro forma information for RTI is provided to include the results of Claro Precision, Inc. as if the acquisition had been consummated at the beginning of the period presented,

                                                                 PRO FORMA
                                                               FIRST QUARTER
                                                                   ENDED
                                                                 MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              2004
-------------------------------------                          -------------
                                                                (UNAUDITED)
Net sales...................................................      $54,354
Net income..................................................      $ 3,403
Net income per common share
  Basic.....................................................         0.16
  Diluted...................................................         0.15

     The $16.2 million of intangible assets represent the assigned value of customer relationships with an estimated useful life of approximately 20 years. Accumulated amortization at March 31, 2005 and December 31, 2004 related to these intangible assets was $361 thousand and $160 thousand, respectively. Goodwill of $10.5 million resulted from the acquisition and is non-deductible for income tax purposes in Canada. Additionally, fixed assets were stepped-up to approximate fair market value and are being depreciated over 10 years in accordance with Company accounting policies. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on the Company's consolidated financial position.

     The pro forma combined financial results have been prepared for comparative purposes only and include certain adjustments as described above. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2004, or of future results of the consolidated entities.

NOTE 4-- STOCK OPTION AND RESTRICTED STOCK AWARD PLANS

     The 2004 Stock Plan, which was approved by a vote of the Company's shareholders at the 2004 Annual Meeting of Shareholders, replaced the 1995 Stock Plan and the 2002 Non-Employee Director Stock Option Plan.

     The 2004 Plan limits the number of shares available for issuance to 2,500,000 (plus any shares covered by options already outstanding under the 1995 Plan and 2002 Plan that expire or are terminated without being exercised and any shares delivered in connection with the exercise of any outstanding awards under the 1995 Plan and 2002 Plan) during its ten-year term and limits the number of shares available for grants of restricted stock to 1,250,000. The plan expires after ten years and require that the exercise price of stock options, stock appreciation rights and other similar instruments awarded under the plan are not less than the fair market value of RTI stock on the date of the grant award.

     During the first quarter of 2005, options to purchase up to 84,500 shares were granted at an exercise price of $21.50 per share. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. All 84,500 shares underlying options granted in 2005 were outstanding at March 31, 2005.

     During the three months ended March 31, 2005, 63,000 shares of restricted stock were granted under the 2004 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter ended March 31, 2005 and 2004 would have been as follows (dollars in thousands; except per share amounts):

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
                                                                (UNAUDITED)
Net income..................................................  $8,399   $2,775
Add: Stock-based employee compensation expense included in
  reported net (loss) income, net of related tax effects....     163       97
Deduct: Total stock-based employee compensation expense
  determined under fair value methods for all awards, net of
  related tax effects.......................................    (298)    (260)
                                                              ------   ------
Pro forma net income........................................  $8,264   $2,612
                                                              ======   ======
Net income per share:
  As reported -basic........................................  $ 0.38   $ 0.13
                -diluted....................................    0.37     0.13
  Pro forma -basic..........................................    0.38     0.12
             -diluted.......................................    0.37     0.12

     Included in the Company's income for the quarters ended March 31, 2005 and 2004 is stock-based compensation expense relating to restricted stock grants amounting to $260 and $147, respectively. Net of tax, these amounts were $163 and $97, respectively.

NOTE 5-- INCOME TAXES

     Three months ended March 31, 2005, the Company recorded an income tax expense of $4.9 million, or 37% of pre-tax income compared to an expense of $1.4 million, or 34% for the three months ended March 31, 2004. The first quarter 2005 rate of 37% was greater than the federal statutory rate of 35% primarily due to state income taxes partially offset by lower foreign tax rates, the utilization of previously impaired foreign net operating losses, and beneficial effects of the American Jobs Creation Act (discussed below). The first quarter 2004 rate was less than the federal statutory rate of 35% primarily as a result of foreign tax credits partially offset by state income taxes.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Company has estimated that the deduction attributable to qualified production activities will decrease its annual effective tax rate by approximately 1%. Other effects of the Act include the one-time deduction of 85% of foreign earnings that are repatriated to the United States, as defined by the Act. The deduction is subject to a number of limitations and at this time there is uncertainty on how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $3 million, with the respective tax liability ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by the fourth quarter of 2005.

NOTE 6-- EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004 are as follows (in thousands except number of shares and per share amounts):

                                                         NET                  EARNINGS
                                                        INCOME     SHARES     PER SHARE
                                                        ------   ----------   ---------
2005
Basic EPS.............................................  $8,399   21,989,659    $ 0.38
Effect of potential common stock issuances:
  Stock options.......................................      --      465,958     (0.01)
                                                        ------   ----------    ------
Diluted EPS...........................................  $8,399   22,455,617    $ 0.37
                                                        ======   ==========    ======
2004
Basic EPS.............................................  $2,775   21,106,372    $ 0.13
Effect of potential common stock issuances:
  Stock options.......................................      --      346,486        --
                                                        ------   ----------    ------
Diluted EPS...........................................  $2,775   21,452,858    $ 0.13
                                                        ======   ==========    ======

     109,500 and 451,618 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2005 and 2004, respectively; because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods.

NOTE 7-- INVENTORIES

     Inventories consisted of (dollars in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
Raw material and supplies...................................  $ 54,363      $ 40,459
Work-in-process and finished goods..........................   131,290       112,010
Adjustment to LIFO values...................................   (25,322)      (18,957)
                                                              --------      --------
  Inventories, at LIFO cost.................................  $160,331      $133,512
                                                              ========      ========

NOTE 8-- GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying amount of goodwill and other intangible assets attributable to each segment at December 31, 2004 and March 31, 2005 is as follows (in thousands):

Goodwill

                                                                            TRANSLATION
                                          DECEMBER 31, 2004   ADJUSTMENTS   ADJUSTMENT    MARCH 31, 2005
                                          -----------------   -----------   -----------   --------------
Titanium Group..........................       $ 1,955           $290          $ --          $ 2,245
Fabrication and Distribution Group......        44,663             --           465           45,128
                                               -------           ----          ----          -------
Total...................................       $46,618           $290          $465          $47,373
                                               =======           ====          ====          =======

     During the three months ended March 31, 2005, additional goodwill was added to the Titanium Group through the finalization of the acquisition of the minority interest in Galt Alloys, Inc.

Intangibles

     The components of other intangible assets comprised of customer relationships and their estimated useful lives is as follows:

                                ESTIMATED                                       TRANSLATION
                               USEFUL LIFE   DECEMBER 31, 2004   AMORTIZATION   ADJUSTMENT    MARCH 31, 2005
                               -----------   -----------------   ------------   -----------   --------------
Titanium Group...............                     $    --           $  --          $ --          $    --
Fabrication and Distribution
  Group......................   20 years           16,040            (201)          697           16,536
                                                  -------           -----          ----          -------
Total........................                     $16,040           $(201)         $697          $16,536
                                                  =======           =====          ====          =======

NOTE 9-- BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $4.9 million as of March 31, 2005 and $4.7 million as of December 31, 2004. These amounts primarily represent payments, received in advance from energy market customers, and Fabrication and Distribution Group customers on long-term orders, which the Company has not recognized as revenues.

NOTE 10-- OTHER INCOME

     For the three months ended March 31, 2005 and 2004, the components of other income are as follows (dollars in millions):

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2005     2004
                                                              -----    -----
Other Income
Gain on receipt of liquidated damages.......................  $ --     $9.1(1)
Foreign exchange gains and other............................   0.1      0.2
                                                              ----     ----
                                                              $0.1     $9.3
                                                              ====     ====

---------------

(1) These gains were financial settlements from Boeing Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. Boeing satisfied the final claim under this agreement during the first quarter of 2004.

NOTE 11--PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     The 2005 and 2004 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended March 31 for each year for those salaried and hourly covered employees (dollars in thousands):

                                                                             OTHER
                                                         PENSION        POSTRETIREMENT
                                                        BENEFITS           BENEFITS
                                                    -----------------   ---------------
                                                     2005      2004       2005     2004
                                                    -------   -------   --------   ----
Service cost......................................  $   550   $   589     $ 96     $ 95
Interest cost.....................................    1,592     1,587      410      407
Expected return on plan assets....................   (1,922)   (2,006)      --       --
Amortization of prior service cost................      160       144       44       44
Amortization of unrealized gains and losses.......      510       357       93       70
                                                    -------   -------     ----     ----
  Net periodic benefit cost.......................  $   890   $   671     $643     $616
                                                    =======   =======     ====     ====

     RTI International Metals also has a Supplemental Pension Program ("Program") for certain key employees. The Program is unfunded. The first quarter net periodic benefit cost related to the Program was approximately $93,000 for 2005 and 129,000 for 2004.

NOTE 12-- COMMITMENTS AND CONTINGENCIES

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the three months ended March 31, 2005, the Company spent approximately $0.2 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities."

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

     At March 31, 2005 and December 31, 2004, the amount accrued for future environmental-related costs was $3.7 million and $3.8 million, respectively. Of the total amount accrued at March 31, 2005, $0.6 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $3.1 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.9 to $7.7 million in the aggregate. The Company has included in its other noncurrent assets $2.1 million as expected contributions from third parties. This amount represents the contributions from third parties in conjunction with the company's most likely estimate of $3.7 million. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

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

     The Company made a claim against Boeing in accordance with the provisions of the long-term contract for each of the years in which the minimum was not achieved. Revenue under the provisions of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies" was deemed not realized until Boeing settled the claims. Accordingly, the claims were treated as a gain contingency dependent upon realization.

     As a result of the application of SFAS No. 5 as to gain contingencies, the Company recorded other income of approximately $6 million in 2000 and 2001, and approximately $7 million in 2002, $8 million in 2003 and $9.1 million in 2004. In all years, revenue recognized from these cash receipts was presented as other income in the financial statements. The agreement with Boeing has since expired as the final payment was received in 2004.

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

NOTE 13-- TRANSACTIONS WITH RELATED PARTIES

     In accordance with a stock purchase agreement dated October 1, 2004 the Company purchased all of the shares of Claro Precision Inc., from Mr. Jean-Louis Mourain and Mr. Daniel Molina. The purchase agreement provided for a lease agreement whereby the Company would lease space in two buildings, owned indirectly by Mr. Mourain and Mr. Molina, for three years from October 1, 2004 with an option to extend for an additional three years. The annual rental is approximately $160,000 at current exchange rates. Rental expense of approximately $40,000 was incurred in the quarter ended March 31, 2005 financial statements. Mr. Mourain was engaged by the Company as a consultant and Mr. Molina was made President of Claro Precision Inc. The Company believes that the rental cost is representative of market conditions around the Montreal area.

     The Company acquired Reamet S.A., located in Villette, France, in December 2000. In accordance with the purchase agreement, the Company was obligated to acquire a residence located on the previously acquired land. The owner of the residence and his immediate family have been involved in the management of the business before and since the acquisition. The residence was acquired for $581,000 (the fair value as appraised) including closing costs in February 2004.

NOTE 14-- SEGMENT REPORTING

     The Company's reportable operating segments are the Titanium Group and the Fabrication and Distribution Group.

     The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets. Titanium mill products consist of basic mill shapes such as ingot, slab, bloom, billet, bar, plate and sheet. Titanium mill products are sold primarily to customers such as metal fabricators, forge shops and, to a lesser extent, metal distribution companies. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate or further process mill products into finished or semi-finished components or parts. The Titanium Group also operates a facility that produces ferro-titanium, an additive to certain grades of steel. The Group also includes the activities related to the clean up and remediation of a former titanium extrusion facility operated by the Company under a contract from the U.S. Department of Energy.

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

     Segment information for the quarters ended March 31, 2005 and 2004 is as follows (dollars in thousands):

                                                                QUARTER ENDED
                                                                   MARCH 31
                                                              ------------------
                                                                2005      2004
                                                              --------   -------
TOTAL SALES
  Titanium Group............................................  $ 66,376   $37,718
  Fabrication and Distribution Group........................    60,300    41,528
                                                              --------   -------
     Total..................................................   126,676    79,246
INTER AND INTRA SEGMENT SALES
  Titanium Group............................................    41,401    24,618
  Fabrication and Distribution Group........................    11,788     4,098
                                                              --------   -------
     Total..................................................    53,189    28,716
TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group............................................    24,975    13,100
  Fabrication and Distribution Group........................    48,512    37,430
                                                              --------   -------
     Total..................................................  $ 73,487   $50,530
                                                              ========   =======
OPERATING (LOSS) INCOME
  Allocated corporate items included in segment operating
     income below:
  Titanium Group............................................  $  1,459   $   768
  Fabrication & Distribution Group..........................     3,199     1,511
                                                              --------   -------
     Total..................................................  $  4,658   $ 2,279
                                                              ========   =======
  Titanium Group............................................  $  9,548   $(4,145)
  Fabrication and Distribution Group........................     3,460    (1,136)
                                                              --------   -------
     Total..................................................  $ 13,008   $(5,281)
                                                              ========   =======
INCOME (LOSS) BEFORE INCOME TAXES:
  Allocated corporate items included in segment income
     before income taxes below:
  Titanium Group............................................  $  1,295   $ 9,120
  Fabrication & Distribution Group..........................     3,037        87
                                                              --------   -------
     Total..................................................  $  4,332   $ 9,207
                                                              ========   =======
  Titanium Group............................................  $  9,774   $ 5,152
  Fabrication & Distribution Group..........................     3,530    (1,116)
                                                              --------   -------
     Total..................................................  $ 13,304   $ 4,036
                                                              ========   =======

NOTE 15-- DISCONTINUED OPERATIONS

     In December of 2004, the Company terminated operations at the Company's Tube Mill operations as it had determined that its raw material source was inadequate to maintain commercially viable operations. The operating results of Tube Mill for the three months ended March 31, 2004, as summarized below, have been reclassified and are presented as discontinued operations.

                                                              QUARTER ENDED
(IN THOUSANDS)                                                MARCH 31, 2004
--------------                                                --------------
Net sales...................................................      $3,582
                                                                  ======
Income before income taxes..................................         187
Provision for income taxes..................................          56
                                                                  ------
Net income from discontinued operations.....................      $  131
                                                                  ======

NOTE 16-- NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (SFAS 151). The Company is required to adopt SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items--if abnormal--be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. The Company has not yet determined what effect SFAS 151 will have on its financial statements.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS 123R requires the mandatory expensing of share-based payments, including employee stock options, based on their fair value. In April 2005, the SEC approved the delay for implementation of FAS 123R. The delay will affect all awards granted subsequent to January 1, 2006. As a result the standard will be adopted for the Company's 2006 fiscal year. SFAS 123R provides alternative methods of adoption including prospective and modified retroactive applications. The Company is currently evaluating the financial impact, including the available alternatives under SFAS 123R and SAB 107.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, FASB issued Staff Position FSP FAS 106-2 (FSP 106-2), which supercedes FSP 106-1 and provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. The effect of the Act did not have a material impact on the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains

"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, the outcome of proposed "Buy American" legislation, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, the long-term impact of the events of September 11, and the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months. All filings are available via the Securities and Exchange Commission's website, the Internet address of which is www.sec.gov, or may be obtained upon request from the Company.

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

     Discontinued operations, which represent operating results of the Tube Mill operations for which further information is included in Note 15, reported trade sales of $14.4 million, $10.5 million and $12.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 2005 AND 2004
(Dollars in millions)

  NET SALES

THREE MONTHS ENDED MARCH 31,                                   2005     2004
----------------------------                                  ------   ------
Titanium Group
  Trade.....................................................  $ 25.0   $ 13.1
  Inter-company.............................................    41.4     24.6
                                                              ------   ------
  Total.....................................................    66.4     37.7
Fabrication and Distribution Group
  Trade.....................................................    48.5     37.4
  Inter-company.............................................    11.8      4.1
                                                              ------   ------
  Total.....................................................    60.3     41.5
Eliminations................................................   (53.2)   (28.7)
                                                              ------   ------
Net Sales...................................................  $ 73.5   $ 50.5
                                                              ======   ======

  Titanium Group

     Sales for the Titanium Group amounted to $66.4 million, including intercompany sales of $41.4 million, in the three months ended March 31, 2005 compared to $37.7 million including intercompany sales of $24.6 million, in the same period of 2004. Of the $28.7 million increase $17.8 million was a result of higher billet, bloom, and ingot mill product shipments and $10 million was a result of increased sales of ferro titanium and titanium electrodes.

     Shipment of titanium mill products were 2.3 million pounds in the three months ended March 31, 2005, compared to 1.5 million pounds for the same period in 2004. Average realized prices on mill products for the three months ended March 31, 2005 decreased to $14.30 per pound from a $15.03 per pound in 2004. The decrease in average realized prices for mill products resulted primarily from an increase of billet, bloom, and ingot within the 2005 product mix.

  Fabrication and Distribution Group

     Sales for F&D amounted to $60.3 million, including intercompany sales of $11.8 million, in the three months ended March 31, 2005, compared to $41.5 million, including intercompany sales of $4.1 million in the same period of 2004. The increase of $18.8 million occurred primarily in the fabrication businesses as a result of a Canadian acquisition in the fourth quarter of 2004 and increased intercompany shipments. Improved market conditions were reflected in increased sales in the distribution and European units of $9.4 million. These increases were offset by a decrease of $2.1 million in the completion of several energy contracts from the first quarter of 2004.

GROSS PROFIT/(LOSS)

THREE MONTHS ENDED MARCH 31,                                   2005     2004
----------------------------                                   -----    -----
Titanium Group..............................................   $12.6    $(1.5)
Fabrication & Distribution Group............................    11.9      4.8
                                                               -----    -----
Total.......................................................   $24.5    $ 3.3
                                                               =====    =====

  Titanium Group

     Gross profit increased to $12.6 million in 2005 from a gross profit loss of $(1.5) million in 2004. During the quarter, increased production activity resulting in a 20% increase in inventory resulted in a favorable effect on throughput and mill efficiency equaling approximately $6.0 million. An increase in mill product shipments in 2005 of 2.3 million pounds from 1.5 million pounds in 2004 resulted in an increase in gross profits of $4.4 million. Included in the favorable change of $4.4 million was the effect of a reduction in price from $15.03 in the year ago quarter to $14.30 per pound in the first quarter of 2005. The decrease in selling price was a reflection of mix from quarter to quarter as current selling prices are increased over the year ago quarter. In the year ago quarter, input material shortages in flat-rolled product production resulted in excess costs of $1.5 million. Included in the favorable change was an improvement of $2.7 million in gross profit on ferro titanium as a result of increased pricing of $1.02 per pound.

  Fabrication and Distribution Group

     Gross profit increased to $11.9 million for the three months ended March 31, 2005 from a gross profit of $4.8 million for the same period of 2004 or a favorable change of $7.1 million. Increased revenue from the Company's distribution sales markets of 36% resulted in an increase in margins of $3.2 million. The Company's recently acquired Canadian business and increased sales and profitability in Europe resulted in increased gross profits of $2.5 million. Sales and margin improvement in the energy markets resulted in an improvement in gross profit of $1.4 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE MONTHS ENDED MARCH 31,                                   2005     2004
----------------------------                                   -----    ----
Titanium Group..............................................   $ 2.7    $2.3
Fabrication & Distribution Group............................     8.5     6.0
                                                               -----    ----
Total.......................................................   $11.2    $8.3
                                                               =====    ====

  Titanium Group

     Accounting and audit expenses increased costs by $0.6 million, offset by a decrease of $0.2 million due to termination of the Department of Energy contract.

  Fabrication and Distribution Group

     SG&A increased $2.5 million from the three months ended March 31, 2005 compared to the same period in 2004. The Canadian acquisition and increased expenses in the Distribution facilities increased SG&A costs by $1.6 million. Accounting and audit expenses increased the costs of the group by $.9 million for the quarter.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

THREE MONTHS ENDED MARCH 31,                                   2005    2004
----------------------------                                   ----    ----
Titanium Group..............................................   $0.4    $0.3
Fabrication & Distribution Group............................     --      --
                                                               ----    ----
Total.......................................................   $0.4    $0.3
                                                               ====    ====

  Titanium Group

     Research and development costs increased $0.1 million for the three months ended March 31, 2005 compared to the same period in 2004. This increase is largely due to additional employee expenses.

  Fabrication and Distribution Group

     There were no R&D expenses for the group in 2005 or 2004.

OPERATING INCOME (LOSS)

THREE MONTHS ENDED MARCH 31,                                   2005     2004
----------------------------                                  ------    -----
Titanium Group.............................................   $  9.5    $(4.2)
Fabrication & Distribution Group...........................      3.5     (1.1)
                                                              ------    -----
Total......................................................   $ 13.0    $(5.3)
                                                              ======    =====

  Titanium Group

     Operating income for the three months end March 31, 2005 increased to $9.5 million compared to a loss of $(4.2) million for the same period in 2004. The increase of $13.7 million resulted from improved gross profit of $14.1 million due to increased sales and margin, offset by increased SG&A costs of $0.4 million.

  Fabrication and Distribution Group

     Operating income for the three months ended March 31, 2005 increased to $3.5 million compared to a loss of $(1.1) million for the same period in 2004. The increase of $4.6 million was primarily from the increase in revenue from distribution sales due to an increase in market conditions and increased revenues. The remainder of the change was from the energy unit's improvement in operating costs from the previous year and increased income from fabrication and European revenue increases.

OTHER INCOME

THREE MONTHS ENDED MARCH 31,                                   2005    2004
----------------------------                                   ----    ----
Other Income................................................   $0.1    $9.3

     Other income decreased by $9.2 million in 2005 compared to the same period in 2004. The decrease was due to the expiration of payments received relating to the Boeing long-term contract expiring in 2004. Final payment was received in 2004.

INTEREST INCOME, NET

THREE MONTHS ENDED MARCH 31,                                   2005    2004
----------------------------                                   ----    ----
Total Interest Income, net..................................   $0.2    $ --

     Interest income, net changed $0.2 million favorable as interest income of $0.2 million was recorded in 2005 compared to zero in 2004. The favorable change was the result of the net effect of interest income earned on cash balances partially offsetting interest expense as a result of unused capacity fees on the Company's credit revolver.

INCOME TAX EXPENSE

THREE MONTHS ENDED MARCH 31,                                   2005    2004
----------------------------                                   ----    ----
Income Taxes Expense........................................   $4.9    $1.4

     Income tax expense for 2005 was $4.9 million compared to $1.4 million in expense for the same period in 2004. The effective income tax rate in 2005 was 37% compared to a rate of 34% in 2004. The first quarter 2005 rate of 37% was greater that the federal statutory rate of 35% primarily due to state income taxes partially offset by lower foreign tax rates, the utilization of previously impaired foreign net operating losses, and beneficial effects of the American Jobs Creation Act (discussed below). The first quarter 2004 rate was less than the federal statutory rate of 35% primarily as a result of foreign tax credits partially offset by state taxes.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Company has estimated that the deduction attributable to qualified production activities will decrease its annual effective tax rate by approximately 1%. Other effects of the Act include the one-time deduction of 85% of foreign earnings that are repatriated to the United States, as defined by the Act. The deduction is subject to a number of limitations and at this time there is uncertainty on how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $3 million, with the respective tax liability ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by the fourth quarter of 2005.

INCOME FROM DISCONTINUED OPERATIONS

THREE MONTHS ENDED MARCH 31,                                    2005   2004
----------------------------                                    ----   ----
Discontinued operations.....................................    $ --   $0.1

     The operations of the Company's welded tubing operations were deemed a discontinued operation in the fourth quarter of 2004 as the operation was unable to source input material to satisfy its customers.

NET INCOME

THREE MONTHS ENDED MARCH 31,                                   2005    2004
----------------------------                                   ----    ----
Net income..................................................   $8.4    $2.8

     Net income changed favorably by $5.6 million in 2005 compared to the same period in 2004. The net income of $8.4 million in 2005 represented 11% of sales compared to a net profit of $2.8 million in 2004 or 5% of sales.

OUTLOOK

 Overview

     Beginning in 2001, a confluence of events including weak U.S. and global economies, combined with the terrorist attacks of September 11, 2001, followed by the ongoing conflicts in the Middle East, and the worldwide outbreak of Severe Acute Respiratory Syndrome ("SARS") had significant adverse effects on the overall titanium industry through 2003. Beginning in 2004 however, the world economies began to improve, air traffic demand rose significantly in the commercial aircraft segment, and defense spending continued to grow, leading to a strong rebound in the demand for titanium and specialty metal products.

     According to the U.S. Geological Survey, U.S. shipments of titanium mill products in 2004 increased to 42 million pounds from 34 million pounds in 2003. Aircraft manufacturers, as well as aerospace forecasters, all predict that the growth in commercial aerospace, and therefore titanium, will continue to increase in 2005 and beyond.

     The following is a discussion of what is happening within each of the three major markets in which RTI participates.

 Commercial Aerospace Markets

     Aerospace demand is classified into two sectors: commercial aerospace and defense programs. Demand from these two sectors comprises approximately 50% of the worldwide consumption for titanium products and in the U.S. comprises in excess of 65% of titanium consumption. The Company's sales to this market represented 35% of total sales in 2004, up from 27% in 2003.

     Boeing and Airbus reduced their build rates for aircraft to 586 planes in 2003, a 13.5% reduction from prior year. However, a turnaround began in 2004, with the two major producers delivering 605 new aircraft. According to The Airline Monitor, the combined production of large commercial aircraft by Boeing and Airbus is forecast to reach 680 aircraft in 2005, 760 aircraft in 2006, 790 aircraft in 2007, and 815 aircraft in 2008.

     Airbus has announced the launch of a large widebody aircraft, the A380, and Boeing is expected to launch a new aircraft, the 787. Airbus has approved another new aircraft, the A350, to compete with Boeing's 787 model. All three of these aircraft are expected to use large quantities of titanium, in the second half of this decade. Longer term, the commercial aerospace sector is expected to continue to be a very significant consumer of titanium products over the next 20 years due to the expected long-term growth of worldwide traffic and the need to repair and replace aging commercial fleets.

     Titanium mill products that are ordered by the prime aircraft producers and their subcontractors are generally ordered in advance of final aircraft production by six to eighteen months. This is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine.

     RMI entered into a long-term mill product agreement with Boeing on January 28, 1998. Under this agreement, Boeing agreed to purchase a minimum of 3.25 million pounds annually. The agreement, which began in 1999, had an initial term of five years and concluded at the end of 2003. If volumes fell short of the minimum commitment, the contract contained provisions for financial compensation. Boeing failed to make minimum purchases in each of the five years, making its final compensation payment in the first quarter of 2004. Beginning in January of 2004, business between the companies, which is not covered by other contracts within RTI, is being conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI acquired Claro Precision, Inc., Montreal, Canada, in October of 2004. Claro supplies precision machining and complex sub-assemblies to the aerospace industry, primarily Bombardier. The acquisition provides RTI with additional manufacturing capabilities as well as access to the regional and business jet markets.

     RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in January 2005 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2008, subject to extension. The new Airbus A380 is expected to utilize more titanium per aircraft than any commercial plane yet produced. In 2003, Airbus became the world's largest producer of commercial aircraft and this continued in 2004.

  Defense Markets

     Shipments to military markets represented approximately 30% of the Company's 2004 revenues and are expected to remain significant as U.S. and other countries' defense budgets remain strong. In fact, the latest U.S. Department of Defense budget figures for Research, Development Testing and Evaluation (RDT&E) and Procurement reflect an increase of 21% from 2005 through 2009.

     RTI believes it is well positioned to supply mill products and fabrications required for projected demand from this market. RTI currently supplies titanium and other materials to most military aerospace programs, including the F/A-22, C-17, F/A-18, F-15, F-16, Joint Strike Fighter ("JSF") (F-35) and in Europe, the Mirage, Rafale and Eurofighter-Typhoon.

     The Company was chosen by BAE Systems RO Defence UK to supply the titanium components for the new XM-777 lightweight 155 mm Howitzer. Delivery began late in 2003 and will continue through 2010. Production approval for 495 units was awarded to BAE in March 2005. Initial deliveries will be to the U.S. Marine Corps, followed by deliveries to the U.S. Army and the Italian and British armed forces. It is anticipated that over 1,000 guns may be produced. Sales under this contract could potentially exceed $70 million.

     The Company entered into a new agreement with BAE Systems in January 2005 to provide value added titanium flat rolled products for the Eurofighter Aircraft through 2009.

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion JSF program. The aircraft, which will be used by all branches of the military, is expected to consume 30,000 to 40,000 pounds of titanium per airplane depending on the model specified. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 to 6,000 planes over the next 30 to 40 years. The Company has entered into agreements with Lockheed and its teaming partner, BAE Systems, to be the supplier of titanium sheet and plate for the design and development phase of the program.

  Industrial and Consumer Markets

     35% of RTI's 2004 revenues were generated in various industrial and consumer markets where increased demand is expected over the next twelve months.

     Revenues from oil and gas markets are expected to increase in 2005 and beyond due to continued activity in deep water projects. In January 2005, RTI Energy Systems was selected by BP to provide titanium stress joints for its Shah Deniz project located in the Caspian Sea, Azerbaijan. Titanium was chosen because both strength and flexibility will be needed to deal with the strong currents in the development area. Fabrication will begin in 2005 and shipments will be made over the next 9-12 months.

     RTI serves a number of other industrial and consumer markets through its distribution businesses. The products sold and applications served are numerous and varied. The resulting diversity tends to provide sales stability through varying market conditions. The Company believes demand from these markets will continue to improve in 2005.

     The Company operates a facility that produces ferro-titanium, an additive to certain grades of steel. The recent world wide demand for steel has significantly increased demand for ferro-titanium. Sales of ferro-titanium constituted over 10% of total sales in 2004 and strong demand is expected to continue into 2005.

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

  Backlog

     The Company's order backlog for all markets increased to approximately $269 million as of March 31, 2005, up from $238 million at December 31, 2004, principally due to increased demand from the commercial aerospace industry. Of the backlog at March 31, 2005, approximately $200 million will be realized in 2005.

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

  Cash (used) provided by operating activities

THREE MONTHS ENDED MARCH 31,                                  2005    2004
----------------------------                                  -----   ----
Cash (used) provided by operating activities................  $(3.7)  $2.9

     The decrease in net cash flows from operating activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily reflects an increase in inventory levels due to the improved demand in all market segments as mentioned in the "Outlook" section of Management's Discussion and Analysis. The overall decrease in cash flows from operating activities, due to increased inventory levels, was partially offset from cash generated due to increases in net income, accounts payable and other balance sheet line items. The Company's income tax liability substantially increased in the quarter ended March 31, 2005 as a result of improved operating income. The liability for billings in excess of costs increased during the quarter as new work on projects increased over the prior period.

     The Company's working capital ratio was 6.3 and 8.2 to 1 at March 31, 2005 and December 31, 2004, respectively.

  Cash used in investing activities

THREE MONTHS ENDED MARCH 31,                                  2005   2004
----------------------------                                  ----   -----
Cash used in investing activities...........................  $2.1   $ 1.9

     Gross capital expenditures for the three months ended March 31, 2005 amounted to $1.8 million compared to $1.9 million in 2004. In February 2005, the Company amended its purchase of the minority interest in Galt Alloys, Inc. from the prior owners agreeing to pay an additional $0.3 million. Additional capital spending for all periods primarily reflected equipment additions and improvements as well as information systems projects.

     During the three months ended March 31, 2005 and 2004, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2005 will total approximately $13 million and will be funded with cash generated by operations.

     At March 31, 2005 and December 31, 2004, the Company had a borrowing capacity equal to $64.3 and $33.8 million, respectively.

  Cash provided by financing activities

THREE MONTHS ENDED MARCH 31,                                  2005   2004
----------------------------                                  ----   ----
Cash provided by financing activities.......................  $6.1   $2.1

     The favorable change in cash flows from financing activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily reflects an increase in proceeds from the exercise of employee stock options of $4.2 million.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND POST-RETIREMENT BENEFITS

     Following is a summary of the Company's contractual obligations and other commercial commitments as of March 31, 2005 (dollars in thousands):

                                     REMAINDER
                                       2005       2006      2007     2008     2009    THEREAFTER    TOTAL
                                     ---------   -------   ------   ------   ------   ----------   -------
CONTRACTUAL OBLIGATIONS
  Operating leases.................   $ 1,893    $ 2,438   $2,167   $1,485   $1,187    $   795     $ 9,965
  Capital leases...................       114         53       35       11        9          2         224
                                      -------    -------   ------   ------   ------    -------     -------
     Total contractual
       obligations.................     2,007      2,491    2,202    1,496    1,196        797      10,189
                                      =======    =======   ======   ======   ======    =======     =======

COMMERCIAL COMMITMENTS
  AMOUNT OF COMMITMENT EXPIRATION
  PER PERIOD
  Long-term supply agreements(1)...    42,874     11,431    4,784       --       --         --      59,089
  Purchase obligations(2)..........    23,871      2,051        3       --       --         --      25,925
  Standby letters of credit(3).....     1,584         --       --       --       --         --       1,584
                                      -------    -------   ------   ------   ------    -------     -------
     Total commercial
       commitments.................    68,329     13,482    4,787       --       --         --      86,598
                                      =======    =======   ======   ======   ======    =======     =======

POST-RETIREMENT BENEFITS
  Post-retirement benefits(4)......   $ 1,206    $ 1,881   $1,894   $1,915   $1,934    $10,096     $18,926
                                      =======    =======   ======   ======   ======    =======     =======

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

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At March 31, 2005, there was $1.6 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $64.3 million.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the three months ended March 31, 2005, the Company spent approximately $0.2 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities."

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

     At March 31, 2005, the amount accrued for future environmental-related costs was $3.7 million. Of the total amount accrued at March 31, 2005, $0.6 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $3.1 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.9 to $7.7 million in the aggregate. The Company has included in its other noncurrent assets $2.1 million as expected contributions from third parties. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

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

EMPLOYEES

     As of March 31, 2005, the Company and its subsidiaries employed 1,193 persons, 373 of whom were classified as administrative and sales personnel. 605 of the total number of employees were in the Titanium Group, while 588 were employed in the Fabrication & Distribution Group.

     The United Steelworkers of America represents 311 of the hourly clerical and technical employees at RMI's plant in Niles, Ohio and 1 hourly employee at RMI Environmental Services in Ashtabula, Ohio. No other Company employees are represented by a union.

NEW ACCOUNTING STANDARDS

     In December 2004 the FASB issued SFAS No. 151, Inventory Costs. The Company is required to adopt SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items--if abnormal--be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. The Company has not yet determined what effect SFAS 151 will have on its financial statements.

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

     In December 2004, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff's interpretation of

SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS 123R requires the mandatory expensing of share-based payments, including employee stock options, based on their fair value. Recently, the FASB delayed mandatory implementation for fiscal years beginning after December 15, 2005. As a result the standard will be adopted for the Company's 2006 fiscal year. SFAS 123R provides alternative methods of adoption including prospective and modified retroactive applications. The Company is currently evaluating the financial impact, including the available alternatives under SFAS 123R and SAB 107.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, FASB issued Staff Position FSP FAS 106-2 (FSP 106-2), which supercedes FSP 106-1 and provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. The effect of the Act did not have a material impact on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the Company's exposure to market risk since the Company filed its Form 10-K/A on May 6, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

  (a)  Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Chief Executive officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation they have concluded that the Company's disclosure controls and procedures are not effective in ensuring that all material information required to be filed in reports that the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as discussed in the Company's Form 10-K/A filed on May 9, 2005.

     In light of material weaknesses described in our Form 10-K/A, we performed additional analysis and other post-closing procedures to ensure our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.

  (b)  Changes in Internal Control over Financial Reporting

     The Company reported material weaknesses in its Form 10-K/A. The Company has begun to implement a remediation program to address those material weaknesses during 2005.

     There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005, other than those as described below that are interim measures until all planned control measures are implemented. Additionally, the Company replaced the Director of Corporate Accounting and Consolidation. In the Company's 10-K/A filed May 9, 2005 the Company identified numerous control improvements over its disclosure controls and procedures that the Company plans to implement in 2005. Those control improvements that were implemented in the quarter ended March 31, 2005 included:

     - Reduction in the number of SAP users with unrestricted access;

     - Direction of the Company's internal audit department to concentrate on examination, evaluation and testing of reported material weaknesses.

     Interim measures used in the quarter ended March 31, 2005 and until remediation is effective over all control weaknesses identified in the Company's 10-K/A are implemented include:

     - Re-testing of material internal control weaknesses identified in 2004 to determine their effectiveness in the current quarter;

     - Substantive testing for certain of its transactions to ensure their accuracy and compliance with GAAP and;

     - Enhanced review of critical transactions and balances to ensure their accuracy.

     These matters have been discussed with the Company's Audit Committee, and the Company is taking appropriate, diligent action to continually improve its internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. There are currently no material pending or threatened claims against the Company. However, given the critical nature of many of the aerospace end uses for the Company's product, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $250 million, which includes grounding liability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Issuer Purchases of Equity Securities:

                                                                                         MAXIMUM NUMBER
                                                                                         (OR APPROXIMATE
                                                                    TOTAL NUMBER          DOLLAR VALUE)
                                          TOTAL                  OF SHARES PURCHASED   OF SHARES THAT MAY
                                         NUMBER      AVERAGE         AS PART OF         YET BE PURCHASED
                                        OF SHARES   PRICE PAID   PUBLICLY ANNOUNCED    UNDER THE PLANS OR
PERIOD                                  PURCHASED   PER SHARE     PLANS OR PROGRAMS         PROGRAMS
------                                  ---------   ----------   -------------------   -------------------
Balance at December 31, 2004..........       --           --               --              $11,093,646
January 1 - January 31, 2005..........       --           --               --                       --
February 1 - February 28, 2005........       --           --               --                       --
March 1 - March 31, 2005..............   22,458        21.50           22,458                  482,847
                                         ------                        ------              -----------
Total.................................   22,458                        22,458              $10,610,799
                                         ======                        ======              ===========

     RTI International Metals, Inc. share repurchase program was approved by RTI's Board of Directors on April 30, 1999. The program authorizes the repurchase of up to 15 million dollars of RTI common stock from time to time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     Indemnification Agreements. On May 6, 2005, the Officers and Directors of the Company entered into individual indemnification agreements in the form as set forth in Exhibit 10.1. The agreements are identical in their terms and provide, in summary, that the Company shall indemnify the directors or officer against any and all expenses, including attorneys fees, judgments, fines, and amounts paid in settlements, incurred as a result of threatened, pending, or completed legal actions in which the director or officer is a party as a result of actions or inactions taken in their official capacities on behalf of the Company. The contractual indemnification is subject to the statutory provisions of the laws of the State of Ohio where the Company is incorporated, and excludes from indemnification any remuneration that is in violation of law, and further excludes any act or omission undertaken by an officer or director with deliberate intent to cause injury to the Company or with reckless disregard for the best interests of the Company.

ITEM 6.  EXHIBITS

     (a) Exhibits

           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
            10.1     Form of Indemnification Agreements with certain directors
                     and executive officers
            10.2     Summary of Executive Compensation
            31.1     Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
            31.2     Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
            32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 10, 2005

                                          By:       /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer