Form 10-Q
period 2005-06-30
RTI INTERNATIONAL METALS INC
filed 2005-08-09
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

     At August 1, 2005, 22,835,116 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2005

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I--FINANCIAL INFORMATION

Item 1.          Financial Statements:.......................................    2
     Consolidated Statement of Operations (Unaudited)........................    2
     Consolidated Balance Sheet (Unaudited)..................................    3
     Consolidated Statement of Cash Flows(Unaudited).........................    4
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)...    5
     Condensed Notes to Consolidated Financial Statements (Unaudited)........    6

Item 2.          Management's Discussion and Analysis of Financial Condition    18
                 and Results of Operations...................................

Item 3.          Quantitative and Qualitative Disclosures about Market          29
                 Risk........................................................

Item 4.          Controls and Procedures.....................................   30

PART II--OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of             32
                 Proceeds....................................................

Item 4.          Submission of Matters to a Vote of Security Holders.........   32

Item 5.          Other Information...........................................   32

Item 6.          Exhibits....................................................   33

Signatures...................................................................   34

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    QUARTER ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
Sales.......................................  $    95,040   $    51,809   $   168,527   $   102,339
Operating costs:
Cost of sales...............................       69,061        44,099       118,012        91,285
Selling, general and administrative
  expenses..................................       10,522         8,041        21,684        16,379
Research, technical and product development
  expenses..................................          417           297           783           584
                                              -----------   -----------   -----------   -----------
     Total operating costs..................       80,000        52,437       140,479       108,248
                                              -----------   -----------   -----------   -----------
Other operating income......................           --            97            --            97
                                              -----------   -----------   -----------   -----------
Operating income (loss).....................       15,040          (531)       28,048        (5,812)
Other income (Note 10)......................          315            54           453         9,372
Interest income.............................          238            27           396            26
                                              -----------   -----------   -----------   -----------
Income (loss) from continuing operations
  before income taxes.......................       15,593          (450)       28,897         3,586
Provision (benefit) for income taxes (Note
  5)........................................        5,013          (776)        9,918           616
                                              -----------   -----------   -----------   -----------
Income from continuing operations...........       10,580           326        18,979         2,970
Income from discontinued operations, net of
  tax (Note 15).............................           --           107            --           238
                                              -----------   -----------   -----------   -----------
Net income..................................  $    10,580   $       433   $    18,979   $     3,208
                                              ===========   ===========   ===========   ===========
Basic earnings per common share (Note 6):
  Continuing operations.....................  $      0.48   $      0.02   $      0.86   $      0.14
  Discontinued operations...................  $        --   $        --   $        --   $      0.01
                                              -----------   -----------   -----------   -----------
  Net income................................  $      0.48   $      0.02   $      0.86   $      0.15
                                              ===========   ===========   ===========   ===========
Diluted earnings per common share (Note 6):
  Continuing operations.....................  $      0.47   $      0.02   $      0.84   $      0.14
  Discontinued operations...................  $        --   $        --   $        --   $      0.01
                                              -----------   -----------   -----------   -----------
  Net income................................  $      0.47   $      0.02   $      0.84   $      0.15
                                              ===========   ===========   ===========   ===========
Weighted average shares used to compute
  earnings per share:
  Basic.....................................   22,233,556    21,202,363    22,109,449    21,154,367
                                              -----------   -----------   -----------   -----------
                                              -----------   -----------   -----------   -----------
  Diluted...................................   22,657,458    21,480,691    22,558,186    21,466,156
                                              -----------   -----------   -----------   -----------
                                              -----------   -----------   -----------   -----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................  $ 71,195     $ 62,701
  Receivables--less allowance for doubtful accounts of
     $2,000 and $1,704......................................    58,500       44,490
  Inventories, net (Note 7).................................   177,955      133,512
  Current deferred income tax asset.........................     1,145        1,145
  Income tax receivable.....................................        --        3,321
  Other current assets......................................     3,885        3,597
                                                              --------     --------
     Total current assets...................................   312,680      248,766
  Property, plant and equipment, net........................    81,079       82,593
  Goodwill (Note 8).........................................    47,579       46,618
  Other intangible assets, net (Note 8).....................    16,126       16,040
  Noncurrent deferred income tax asset......................     3,012        3,012
  Intangible pension asset..................................     3,365        3,365
  Other noncurrent assets...................................     2,609        3,099
                                                              --------     --------
     Total assets...........................................  $466,450     $403,493
                                                              ========     ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable..........................................  $ 29,088     $ 14,253
  Accrued wages and other employee costs....................     7,395        4,863
  Billings in excess of costs and estimated revenues (Note
     9).....................................................    13,150        4,708
  Income taxes payable......................................     4,018           --
  Other accrued liabilities.................................     8,024        6,498
                                                              --------     --------
     Total current liabilities..............................    61,675       30,322
  Accrued postretirement benefit cost.......................    20,743       20,811
  Accrued pension cost......................................    22,878       21,090
  Other noncurrent liabilities..............................     6,307        7,312
                                                              --------     --------
     Total liabilities......................................   111,603       79,535
                                                              --------     --------
  Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 22,859,256 and 22,194,344 shares issued;
     22,415,184 and 21,772,730 shares outstanding...........       230          221
  Additional paid-in capital................................   271,312      258,526
  Deferred compensation.....................................    (3,584)      (2,499)
  Treasury stock, at cost; 444,072 and 421,614 shares.......    (4,389)      (3,906)
  Accumulated other comprehensive loss......................   (22,076)     (22,759)
  Retained earnings.........................................   113,354       94,375
                                                              --------     --------
     Total shareholders' equity.............................   354,847      323,958
                                                              --------     --------
       Total liabilities and shareholders' equity...........  $466,450     $403,493
                                                              ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2005      2004
                                                              --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 18,979   $ 3,208
Income from discontinued operations, net of tax.............        --       238
                                                              --------   -------
Income from continuing operations...........................    18,979     2,970
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     6,462     5,848
  Stock-based compensation and other........................       807       542
  (Gain) loss on sale of property, plant and equipment......        (4)        4
  Other.....................................................      (371)      (99)
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................   (15,210)   (7,112)
  Inventories...............................................   (44,462)   12,425
  Accounts payable..........................................    12,923    (3,696)
  Income taxes payable......................................     6,583    (4,766)
  Billings in excess of costs and estimated earnings........     8,862    (1,329)
  Other current liabilities.................................     7,034     1,902
  Other assets and liabilities..............................       826     2,835
                                                              --------   -------
  Cash provided by continuing operating activities..........     2,429     9,524
  Cash provided by discontinued operating activities........        --       173
                                                              --------   -------
     Cash provided by operating activities..................     2,429     9,697
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired, and other investing...      (290)       --
  Proceeds from disposal of property, plant and equipment...         5        75
  Capital expenditures......................................    (4,553)   (2,285)
                                                              --------   -------
     Cash used in investing activities......................    (4,838)   (2,210)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........    11,175     2,607
  Purchase of common stock held in treasury.................      (483)     (288)
  Deferred charges related to credit facility...............        --      (285)
                                                              --------   -------
     Cash provided by financing activities..................    10,692     2,034
                                                              --------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       211       112
                                                              --------   -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................     8,494     9,633
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    62,701    67,970
                                                              --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 71,195   $77,603
                                                              ========   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $    142   $   238
  Cash paid for income taxes................................  $    311   $ 2,948
NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for vested restricted stock
     awards.................................................  $  1,620   $   769
  Capital lease obligations incurred........................  $     36   $     6

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       ACCUMULATED
                                                       ADDT'L                   TREASURY                  OTHER
                                 SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                               OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS   INCOME (LOSS)    TOTAL
                               -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31,
  2004.......................  21,772,730     $221    $258,526     $(2,499)     $(3,906)   $ 94,375     $(22,759)     $323,958
Shares issued for restricted
  stock award plans..........      73,812        1       1,619      (1,620)          --          --           --            --
Compensation expense
  recognized.................          --       --          --         535           --          --           --           535
Treasury common stock
  purchased at cost..........     (22,458)      --          --          --         (483)         --           --          (483)
Exercise of employee stock
  options including tax
  benefit of stock plans.....     591,100        8      11,167          --           --          --           --        11,175
Net income...................          --       --          --          --           --      18,979           --        18,979
Foreign currency translation,
  net of tax.................          --       --          --          --           --          --          683           683
Comprehensive Income.........
                               ----------     ----    --------     -------      -------    --------     --------      --------
Balance at June 30, 2005.....  22,415,184     $230    $271,312     $(3,584)     $(4,389)   $113,354     $(22,076)     $354,847
                               ==========     ====    ========     =======      =======    ========     ========      ========


                               COMPREHENSIVE
                                  INCOME
                               -------------
Balance at December 31,
  2004.......................
Shares issued for restricted
  stock award plans..........
Compensation expense
  recognized.................
Treasury common stock
  purchased at cost..........
Exercise of employee stock
  options including tax
  benefit of stock plans.....
Net income...................      18,979
Foreign currency translation,
  net of tax.................         683
                                  -------
Comprehensive Income.........     $19,662
                                  =======
Balance at June 30, 2005.....

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by RTI International Metals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K, as amended. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

     The purchase was made with available cash on hand and newly issued common shares. Claro operates and reports under the Company's Fabrication and Distribution segment and was reflected in results of operations effective October 1, 2004.

     Claro is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry.

     The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed from Claro based on their fair market values as of October 1, 2004. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the purchase price was assigned to the assets and liabilities acquired based on fair value. Fair value is defined in SFAS 141 as the "amount at which that asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced liquidation sale."

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
                                                                -------
                                                                $28,869
                                                                =======

     The following unaudited pro forma information for RTI is provided to include the results of Claro as if the acquisition had been consummated at the beginning of the period presented,

                                                               PRO FORMA     PRO FORMA
                                                                QUARTER     SIX MONTHS
                                                                 ENDED         ENDED
                                                               JUNE 30,      JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            2004          2004
-------------------------------------                         -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net sales...................................................    $55,633      $109,987
Net income..................................................    $ 1,134      $  4,537
Net income per common share
  Basic.....................................................       0.05          0.22
  Diluted...................................................       0.05          0.21

     The $16.2 million of intangible assets represent the assigned value of customer relationships with an estimated useful life of approximately 20 years. Accumulated amortization at June 30, 2005 and December 31, 2004 related to these intangible assets was $562 thousand and $160 thousand, respectively. Goodwill of $10.5 million resulted from the acquisition and is non-deductible for income tax purposes in Canada. Additionally, fixed assets were stepped-up to approximate fair market value and are being depreciated in accordance with Company accounting policies. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on the Company's consolidated financial position.

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

     The 2004 Plan limits the number of shares available for issuance to 2,500,000 (plus any shares covered by options already outstanding under the 1995 Plan and 2002 Plan that expire or are terminated without being exercised and any shares delivered in connection with the exercise of any outstanding awards under the 1995 Plan and 2002 Plan) during its ten-year term and limits the number of shares available for grants of restricted stock to 1,250,000. The plan expires after ten years and requires that the exercise price of stock options, stock appreciation rights and other similar instruments awarded under the plan is not less than the fair market value of RTI stock on the date of the grant award.

     During the six months ended June 30, 2005, options to purchase up to 84,500 shares were granted at an exercise price of $21.50 per share. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. All 84,500 shares underlying options granted in 2005 were outstanding at June 30, 2005.

     During the six months ended June 30, 2005, 73,812 shares of restricted stock were granted under the 2004 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter ended and six months ended June 30, 2005 and 2004 would have been as follows (dollars in thousands; except per share amounts):

                                           QUARTER ENDED      SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                          ----------------    ----------------
                                           2005      2004      2005      2004
                                          -------   ------    -------   ------
                                            (UNAUDITED)
Net income..............................  $10,580   $  433    $18,979   $3,208
Add: Stock-based employee compensation
  expense included in reported net
  (loss) income, net of related tax
  effects...............................      187      170        351      290
Deduct: Total stock-based employee
  compensation expense determined under
  fair value methods for all awards, net
  of related tax effects................     (323)    (372)      (613)    (695)
                                          -------   ------    -------   ------
Pro forma net income....................  $10,444   $  231    $18,717   $2,803
                                          =======   ======    =======   ======
Net income per share:
  As reported -basic....................  $  0.48   $ 0.02    $  0.86   $ 0.15
               -diluted.................     0.47     0.02       0.84     0.15
  Pro forma -basic......................     0.47     0.01       0.85     0.13
              -diluted..................     0.46     0.01       0.83     0.13

     Included in the Company's income for the quarters ended June 30, 2005 and 2004 is stock-based compensation expense relating to restricted stock grants amounting to $275 and $207 respectively. Net of tax, these amounts were $187 and $170, respectively. (See Note 16 -- new accounting pronouncements-discussion on FAS 123R)

NOTE 5--INCOME TAXES

     Income tax expense for the three months ended June 30, 2005 was $5.0 million, including the beneficial effects of discrete items (discussed below), compared to a $(0.8) million benefit for the same period in 2004. The annual effective tax rate applied to ordinary income was 37% compared to a rate of 18% in the second quarter of 2004. The second quarter 2005 rate exceeded the federal statutory rate of 35% due to state taxes, which was partially offset by the utilization of previously impaired foreign net operating losses.

     Ohio levies tax on the greater of an income-based or net worth-based computation. In prior years, operating forecasts suggested that the Company would pay Ohio tax based on its net worth; accordingly, no Ohio deferred income taxes were provided. Operating forecasts now suggest that the Company will pay Ohio income tax; accordingly, the second quarter tax provision reflects a net benefit of $0.5 million to establish Ohio deferred income taxes.

     On June 30, 2005, Ohio enacted substantial revisions to its income and franchise tax laws, which will phase out the Ohio income-based tax beginning in 2005. The Company has evaluated the impact of this law change on its Ohio deferred income tax balance and has recorded a net benefit of $0.2 million as a result of this enacted legislation.

     Income tax expense for the six months ending June 30, 2005 was $9.9 million, including the beneficial effects of discrete items (discussed above), compared to a $0.6 million expense for the same period in 2004. The annual effective tax rate applied to ordinary income was 37% compared to a rate of 17% for the six months ending June 30, 2004. The six months ending June 30, 2005 rate exceeded the federal statutory rate of 35% due to state taxes, which was partially offset by the utilization of previously impaired foreign net operating losses.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Company has estimated that the deduction attributable to qualified production activities will decrease its annual effective tax rate by approximately 1%. Other effects of the Act include the one-time deduction of 85% of foreign earnings that are repatriated to the United States, as defined by the Act. Although certain technical matters were clarified during the second quarter, the Company is continuing to evaluate whether, and to what extent the Company might repatriate up to $3 million of un-remitted foreign earnings pursuant to this provision, which could incur a tax liability of up to $1 million. We expect to be in a position to finalize this assessment in the fourth quarter of 2005.

NOTE 6--EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands except number of shares and per share amounts):

                                     QUARTER ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                --------------------------------   --------------------------------
                                  NET                  EARNINGS      NET                  EARNINGS
                                INCOME      SHARES     PER SHARE   INCOME      SHARES     PER SHARE
                                -------   ----------   ---------   -------   ----------   ---------
2005
Basic EPS.....................  $10,580   22,233,556     $0.48     $18,979   22,109,449     $0.86
Effect of potential common
  stock:
  Stock options...............       --      423,902     (0.01)         --      448,737     (0.02)
                                -------   ----------     -----     -------   ----------     -----
Diluted EPS...................  $10,580   22,657,458     $0.47     $18,979   22,558,186     $0.84
                                =======   ==========     =====     =======   ==========     =====
2004
Basic EPS.....................  $   433   21,202,363     $0.02     $ 3,208   21,154,367     $0.15
Effect of potential common
  stock:
  Stock options...............       --      278,328        --          --      311,789
                                -------   ----------     -----     -------   ----------     -----
Diluted EPS...................  $   433   21,480,691     $0.02     $ 3,208   21,466,156     $0.15
                                =======   ==========     =====     =======   ==========     =====

     106,203 and 605,541 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the quarters ended June 30, 2005 and 2004, respectively; because the exercise price of the options exceeded the weighted average market price of the Company's common stock during those periods. 107,852 and 606,864 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2005 and 2004 respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock.

NOTE 7--INVENTORIES

     Inventories consisted of (dollars in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
Raw material and supplies...................................  $ 66,632     $ 40,459
Work-in-process and finished goods..........................   145,512      112,010
Adjustment to LIFO values...................................   (34,189)     (18,957)
                                                              --------     --------
  Inventories, at LIFO cost.................................  $177,955     $133,512
                                                              ========     ========

NOTE 8--GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying amount of goodwill and other intangible assets attributable to each segment at December 31, 2004 and June 30, 2005 is as follows (in thousands):

Goodwill

                                                                              TRANSLATION
                                            DECEMBER 31, 2004   ADJUSTMENTS   ADJUSTMENT    JUNE 30, 2005
                                            -----------------   -----------   -----------   -------------
Titanium Group............................       $ 1,955           $636          $ --          $ 2,591
Fabrication and Distribution Group........        44,663             --           325           44,988
                                                 -------           ----          ----          -------
Total.....................................       $46,618           $636          $325          $47,579
                                                 =======           ====          ====          =======

     During the six months ended June 30, 2005, additional goodwill was added to the Titanium Group through the finalization of the acquisition of the minority interest in Galt Alloys, Inc.

Intangibles

     The components of other intangible assets comprised of customer relationships and their estimated useful lives is as follows:

                                 ESTIMATED                                       TRANSLATION
                                USEFUL LIFE   DECEMBER 31, 2004   AMORTIZATION   ADJUSTMENT    JUNE 30, 2005
                                -----------   -----------------   ------------   -----------   -------------
Titanium Group................                     $    --           $  --          $ --          $    --
Fabrication and Distribution
  Group.......................   20 years           16,040            (402)          488           16,126
                                                   -------           -----          ----          -------
Total.........................                     $16,040           $(402)         $488          $16,126
                                                   =======           =====          ====          =======

NOTE 9--BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $13.2 million as of June 30, 2005 and $4.7 million as of December 31, 2004. These amounts represent payments, received in advance from energy market customers, Titanium Group and Fabrication and Distribution Group customers on long-term orders, which the Company has not recognized as revenues.

NOTE 10--OTHER INCOME

     For the three months ended June 30, 2005 and 2004, the components of other income are as follows (dollars in millions):

                                                        QUARTER ENDED         SIX MONTHS
                                                           JUNE 30,         ENDED JUNE 30,
                                                        --------------      --------------
                                                        2005     2004       2005     2004
                                                        -----    -----      -----    -----
Other Income
Gain on receipt of liquidated damages.................  $ --     $ --       $ --     $9.1(1)
Foreign exchange gains and other......................   0.3      0.1        0.5      0.3
                                                        ----     ----       ----     ----
                                                        $0.3     $0.1       $0.5     $9.4
                                                        ====     ====       ====     ====

---------------

(1) These gains resulted from financial settlements from Boeing Airplane Group relating to Boeing's failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. Boeing satisfied the final claim under this agreement during the first quarter of 2004.

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

     The 2005 and 2004 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six months ended June 30 for each year for those salaried and hourly covered employees (dollars in thousands):

                                            PENSION BENEFITS                OTHER POSTRETIREMENT BENEFITS
                                  -------------------------------------   ---------------------------------
                                    QUARTER ENDED     SIX MONTHS ENDED    QUARTER ENDED    SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,           JUNE 30,          JUNE 30,
                                  -----------------   -----------------   --------------   ----------------
                                   2005      2004      2005      2004     2005     2004     2005     2004
                                  -------   -------   -------   -------   -----    -----   ------   -------
Service cost....................  $   550   $   577   $ 1,100   $ 1,154   $ 96     $100    $  192   $   200
Interest cost...................    1,592     1,622     3,184     3,244    410      396       820       792
Expected return on plan
  assets........................   (1,922)   (2,047)   (3,844)   (4,094)    --       --        --        --
Amortization of prior service
  cost..........................      160       144       320       288     44       44        88        88
Amortization of unrealized gains
  and losses....................      510       202     1,020       404     93       25       186        50
                                  -------   -------   -------   -------   ----     ----    ------   -------
  Net periodic benefit cost.....  $   890   $   498   $ 1,780   $   996   $643     $565    $1,286   $ 1,130
                                  =======   =======   =======   =======   ====     ====    ======   =======

     RTI International Metals also has a supplemental pension Program ("Program") for certain key employees. The Program is unfunded. The second quarter net periodic benefit cost related to the Program was $93,000 for 2005 and $129,000 for 2004 and for the six months ended June 30, 2005 and 2004 was $186,000 and $258,000 respectively.

NOTE 12--COMMITMENTS AND CONTINGENCIES

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the six months ended June 30, 2005, the Company spent approximately $0.4 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities."

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

     At June 30, 2005 and December 31, 2004, the amount accrued for future environmental-related costs was $3.7 million and $3.8 million, respectively. Of the total amount accrued at June 30, 2005, $0.6 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $3.1 million is recorded in other non-current liabilities.

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

  Other

     The Company is currently investigating the impact of improper testing on a limited number of titanium plates. The improper testing was discovered during an internal quality review in the second quarter of 2005. The Company has no reason to believe that any of the material is defective, and is working with all affected customers to determine whether additional inspection may be necessary.

     The Company is also the subject of, or a party to, a number of pending or threatened legal actions involving a variety of matters incidental to its business.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 13--TRANSACTIONS WITH RELATED PARTIES

     In accordance with a stock purchase agreement dated October 1, 2004 the Company purchased all of the shares of Claro Precision Inc., from Mr. Jean-Louis Mourain and Mr. Daniel Molina. The purchase agreement provided for a lease agreement whereby the Company would lease space in two buildings, owned indirectly by Mr. Mourain and Mr. Molina, for three years from October 1, 2004 with an option to extend for an additional three years. The annual rental is approximately $160,000 at current exchange rates. Rental expense of approximately $40,000 was incurred in the quarter ended June 30, 2005 and approximately $80,000 for the six months ended June 30, 2005. Mr. Mourain was engaged by the Company as a consultant and Mr. Molina was made President of Claro Precision Inc. The Company believes that the rental cost is representative of market conditions around the Montreal area.

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

NOTE 14--SEGMENT REPORTING

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

     Segment information for the quarters ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004 is as follows (dollars in thousands):

                                                    QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                  -----------------   -------------------
                                                   2005      2004       2005       2004
                                                  -------   -------   --------   --------
TOTAL SALES
  Titanium Group................................  $88,084   $35,023   $154,460   $ 72,741
  Fabrication and Distribution Group............   69,613    47,906    129,913     89,434
                                                  -------   -------   --------   --------
     Total......................................  157,697    82,929    284,373    162,175
INTER- AND INTRA-SEGMENT SALES
  Titanium Group................................   48,441    22,072     89,842     46,690
  Fabrication and Distribution Group............   14,216     9,048     26,004     13,146
                                                  -------   -------   --------   --------
     Total......................................   62,657    31,120    115,846     59,836
TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group................................   39,643    12,951     64,618     26,051
  Fabrication and Distribution Group............   55,397    38,858    103,909     76,288
                                                  -------   -------   --------   --------
     Total......................................  $95,040   $51,809   $168,527   $102,339
                                                  =======   =======   ========   ========

                                                    QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                  -----------------   -------------------
                                                   2005      2004       2005       2004
                                                  -------   -------   --------   --------
OPERATING INCOME (LOSS)
  Allocated corporate items included in segment
     income before income taxes below:
  Titanium Group................................  $ 1,322   $   970   $  2,781   $  1,861
  Fabrication and Distribution Group............    2,931     2,068      6,130      3,961
                                                  -------   -------   --------   --------
     Total......................................  $ 4,253   $ 3,038   $  8,911   $  5,822
                                                  =======   =======   ========   ========
  Titanium Group................................  $ 9,264   $(2,105)  $ 18,812   $ (6,250)
  Fabrication and Distribution Group............    5,776     1,574      9,236        438
                                                  -------   -------   --------   --------
     Total......................................  $15,040   $  (531)  $ 28,048   $ (5,812)
                                                  =======   =======   ========   ========
INCOME (LOSS) BEFORE INCOME TAXES
  Allocated corporate items included in segment
     income before income taxes below:
  Titanium Group................................  $ 1,151   $   877   $  2,446   $  7,454
  Fabrication and Distribution Group............    2,758     1,974      5,795     (3,785)
                                                  -------   -------   --------   --------
     Total......................................  $ 3,909   $ 2,851   $  8,241   $  3,669
                                                  =======   =======   ========   ========
  Titanium Group................................  $ 9,522   $(2,009)  $ 19,296   $  3,143
  Fabrication and Distribution Group............    6,071     1,559      9,601        443
                                                  -------   -------   --------   --------
     Total......................................  $15,593   $  (450)  $ 28,897   $  3,586
                                                  =======   =======   ========   ========

NOTE 15--DISCONTINUED OPERATIONS

     In December of 2004, the Company terminated operations at the Company's Tube Mill operations as it had determined that its raw material source was inadequate to maintain commercially viable operations. The operating results of Tube Mill for the quarter ended and six months ended June 30, 2004, as summarized below, have been reclassified and are presented as discontinued operations.

                                                                              SIX MONTHS
                                                             QUARTER ENDED       ENDED
                      (IN THOUSANDS)                         JUNE 30, 2004   JUNE 30, 2004
                      --------------                         -------------   -------------
Net sales..................................................     $3,765          $7,347
                                                                ======          ======
Income before income taxes.................................        153             340
Provision for income taxes.................................         46             102
                                                                ------          ------
Net income from discontinued operations....................     $  107          $  238
                                                                ======          ======

NOTE 16--NEW ACCOUNTING PRONOUNCEMENTS

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

     In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections" (FAS 154), which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. FAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006.

NOTE 17--SUBSEQUENT EVENT

     On July 29, 2005, a fire occurred at an outside storage location in Wichita, Kansas destroying approximately $1.2 million of turnings scrap inventory destined for the Company's melting location in Canton, Ohio. The Company has notified its insurance carriers of the fire. The Company believes that the loss value will be substantially covered under the conditions of its insurance indemnifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, the outcome of trade negotiations, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, the long-term impact of the events of September 11, and the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

     RTI International Metals, Inc. (the "Company" or "RTI") is a leading U.S. producer of titanium mill products and fabricated metal parts for the global market. The Company conducts business in two segments: the Titanium Group and the Fabrication and Distribution Group ("F&D"). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of aerospace and industrial applications. The Fabrication and Distribution Group is comprised of companies that fabricate, machine, assemble and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve aerospace, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

DISCONTINUED OPERATIONS

     The Company disclosed in a news release dated September 30, 2004 that its Tube Mill operations had stopped soliciting new orders because of a shortage of skelp from its supplier, which is the key raw material in manufacturing titanium strip.

     The decision to halt the solicitation of new orders was to continue until a search for other sources of skelp was concluded. In December 2004 the Company terminated its search for other skelp sources and as a result terminated production activity and discontinued the titanium strip product line and utilized the facility for other purposes unrelated to the manufacture of welded tubing. Tube Mill operations had been reported within the F&D segment.

     Discontinued operations, which represent operating results of the Tube Mill operations for which further information was included in Note 15 to the Consolidated Financial Statements, reported trade sales of $14.4 million, $10.5 million and $12.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

RESULTS OF OPERATIONS
(Dollars in millions)

  NET SALES

                                               QUARTER ENDED   SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30,
                                               -------------   -----------------
                                               2005    2004     2005      2004
                                               -----   -----   -------   -------
Titanium Group...............................  $39.6   $13.0   $ 64.6    $ 26.0
Fabrication and Distribution Group...........   55.4    38.8    103.9      76.3
                                               -----   -----   ------    ------
  Total......................................  $95.0   $51.8   $168.5    $102.3
                                               =====   =====   ======    ======

  Titanium Group

     Of the $26.6 million increase in trade sales, $23.3 was a result of an increase in trade shipments of 1 million pounds and $3 million was due to increased shipments and prices of ferro titanium. The increase in titanium trade sales was a result of continued strong demand for titanium from aerospace markets as build rates and higher titanium usage per aircraft created increased demand for the product. Mill product shipments including those to the Company's Fabrication and Distribution Group, totaled 2.7 million pounds for the quarter compared to 1.2 million pounds in the prior year period.

     In the six months ended June 30, 2005 sales for the Titanium Group amounted to $64.6 compared to $26.0 million same period of 2004. Of the $38.6 million increase, approximately $20 million was due to increased shipments of 1.5 million pounds to trade customers. The increase in titanium trade sales was a result of continued strong demand for titanium in aerospace markets as build rates and higher titanium usage per aircraft created increased demand for the product. Sales of ferro titanium increased by approximately $18 million as prices and shipments were higher in the current six months than the year ago period.

     In the first half of 2005, mill product shipments to trade customers as well as to the Company's Fabrication and Distribution Group equaled 5 million pounds compared to 2.3 million pounds in the first half of 2004 or a change of over 100%.

  Fabrication and Distribution Group

     Sales for F&D amounted to $55.4 million in the quarter ended June 30, 2005, compared to $38.8 million in the same period of 2004. The increase of $16.6 million occurred primarily in the Group's distribution markets, both domestic and foreign. Revenue increased approximately $8 million on increased demand and higher prices for Titanium products. The addition of Claro Precision Inc. ("Claro") in the fourth quarter of 2004 and higher revenues on the Group's fabrication activities resulted in additional revenue of approximately $8 million.

     In the six months ended June 30, 2005 sales for F&D amounted to $103.9 million compared to $76.3 million in the same period of 2004. The increase of $27.6 million continued similarly to the second quarter comparison as the group's distribution markets both domestic and foreign as revenue increased approximately $9 million on increased demand and higher prices for Titanium products. The addition of Claro in the fourth quarter of 2004 and higher revenues on the Group's fabrication activities resulted in additional revenue of approximately $18 million less the effects of a decline in the energy markets.

GROSS PROFIT (LOSS)

                                               QUARTER ENDED      SIX MONTHS
                                                 JUNE 30,       ENDED JUNE 30,
                                               -------------    --------------
                                               2005     2004    2005     2004
                                               -----    ----    -----    -----
Titanium Group..............................   $12.2    $0.1    $24.8    $(1.4)
Fabrication and Distribution Group..........    13.8     7.6     25.7     12.5
                                               -----    ----    -----    -----
Total.......................................   $26.0    $7.7    $50.5    $11.1
                                               =====    ====    =====    =====

  Titanium Group

     Gross profit increased to $12.2 million for the quarter ended June 30, 2005 from a gross profit of $0.1 million for the same period of 2004 or a favorable change of $12.1 million. The favorable change was a result of the incremental margin impact of an increase in titanium shipments of 1.5 million pounds or approximately $8 million and an approximately $9 million (125%) increase in melting and production activity in Titanium producing and finishing facilities. Partially offsetting the shipment and melting and production activity was increased material costs for sponge and scrap of approximately $5 million.

     For the six months ending June 30, 2005 period gross profit increased for the Titanium Group versus the period ending June 30, 2004 by $26.2 million primarily as a result of volume related effects. Titanium shipments increased over the prior period by 2.7 million pounds resulting in an approximate margin effect of $10 million. Correspondingly, the impact of two fold melting and finishing activities resulted in approximately $20 million in improved throughput and absorption of fixed costs. Increased costs for sponge and scrap reduced the margin increase by approximately $5 million. Improved pricing on ferro titanium sales resulted in a $2 million increase in margins.

  Fabrication and Distribution Group

     Gross profit increased to $13.8 million for the quarter ended June 30, 2005 from a gross profit of $7.6 million for the same period of 2004, or a favorable change of $6.2 million. Increased revenues from domestic and international distribution markets as a result of both demand and increased prices contributed approximately $5 million to the change in gross profits. Demand for titanium products was generally stronger than the year ago period in all geographic markets. Sales into international markets including Europe and Canada contributed an additional increase of $1.2 million partially offset by reduced sales and margin to the energy markets.

     Gross Profit increased for the Fabrication and Distribution Group for six months ended June 30, 2005 versus June 30, 2004 by $13.2 million as revenues from domestic and international distribution markets increased as a result of both demand and increased prices. The impact of the increased prices and demand in distribution increased margins over the prior period by approximately $9 million. Increased revenue from the group's fabrication and extrusion sales resulted in additional gross profit of $3 million. Included in the fabrication revenues was the impact of the Claro acquisition in the fourth quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                               QUARTER ENDED      SIX MONTHS
                                                 JUNE 30,       ENDED JUNE 30,
                                               -------------    --------------
                                               2005     2004    2005     2004
                                               -----    ----    -----    -----
Titanium Group..............................   $ 2.5    $2.0    $ 5.2    $ 4.3
Fabrication and Distribution Group..........     8.0     6.0     16.5     12.0
                                               -----    ----    -----    -----
Total.......................................   $10.5    $8.0    $21.7    $16.3
                                               =====    ====    =====    =====

  Titanium Group

     Selling, general and administrative (SG&A) expenses for outside services related to accounting, consulting and auditing expenses in the second quarter of 2005 increased by approximately $0.5 compared to the same period in 2004.

     SG&A expenses as a result of outside services for compliance with increased control efforts and auditing costs resulted in increased administrative costs of approximately $0.8 million and compensation expenses increased $0.2 million in the first half of 2005 compared to the same period in 2004.

  Fabrication and Distribution Group

     SG&A expenses increased $2.0 million from the second quarter of 2004. Approximately $1.0 million of the increase was a result of accounting, consulting and auditing costs related to increased control improvements. The acquisition of Claro resulted in an additional $1.0 million of expenses in SG&A.

     For the six months ending June 30, 2005 administrative and selling expenses increased $4.5 million from the first half of 2004. Approximately $2.0 million of the increase was a result of accounting, consulting and auditing costs related to increased control improvements. The acquisition of Claro, resulted in an additional $2.0 million of expenses in SG&A for the period and compensation expenses for the group increased $0.5 million.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

                                                  QUARTER ENDED       SIX MONTHS
                                                     JUNE 30,       ENDED JUNE 30,
                                                  --------------    --------------
                                                  2005     2004     2005     2004
                                                  -----    -----    -----    -----
Titanium Group.................................   $0.4     $0.3     $0.8     $0.6
Fabrication and Distribution Group.............     --       --       --       --
                                                  ----     ----     ----     ----
Total..........................................   $0.4     $0.3     $0.8     $0.6
                                                  ====     ====     ====     ====

  Titanium Group

     Research and development costs increased $0.1 million for the quarter ended June 30, 2005 compared to the same period in 2004 as a result of additional employee expenses in the 2005 period.

     Research and development costs increased $0.2 million for the six months ended June 30, 2005 compared to the same period in 2004 as a result of additional employee expenses in the 2005 period.

  Fabrication and Distribution Group

     There were no R & D expenses for the group in 2005 and 2004.

OPERATING INCOME (LOSS)

                                              QUARTER ENDED       SIX MONTHS
                                                 JUNE 30,       ENDED JUNE 30,
                                              --------------    --------------
                                              2005     2004     2005     2004
                                              -----    -----    -----    -----
Titanium Group.............................   $ 9.2    $(2.1)   $18.8    $(6.2)
Fabrication and Distribution Group.........     5.8      1.6      9.2      0.4
                                              -----    -----    -----    -----
Total......................................   $15.0    $(0.5)   $28.0    $(5.8)
                                              =====    =====    =====    =====

  Titanium Group

     Operating income for the quarter ended June 30, 2005 increased to $9.2 million compared to a loss of $(2.1) million for the same period in 2004. The increase of $11.3 million resulted from improved gross profit of $12.1 million due to an increase in shipments of 1.5 million pounds. As a result of increased shipment activity, increased production loads and efficient throughput at producing facilities resulted in reduced production costs per pound. Partially offsetting improved margins as a result of shipment and production volume was escalating raw material costs primarily for sponge and scrap. Period costs were increased over the 2004 period as a result of additional costs for outside services for accounting, consulting and auditing and reduced gross profits by $0.5 million. R&D expenses were $0.1 million higher in the current quarter.

     Operating income for the six months ended June 30, 2005 increased to $18.8 million compared to a loss of $(6.2) million for the same period in 2004. The increase of $25.0 million resulted from improved gross profits of $26.2 million due to an increase in shipment volume of 2.7 million pounds. Additionally, melting and production activity exceeded more than a 100% volume change resulting in improved throughput and absorption of fixed costs. Increased margins on ferro titanium, primarily as a result of escalating selling prices, contributed to the increase in gross margins. Partially offsetting the effects of volume and ferro titanium was increased material costs and increased administrative costs as a result of outside services and compensation.

  Fabrication and Distribution Group

     Operating income for the quarter ended June 30, 2005 increased to $5.8 million compared to income of $1.6 million for the same period in 2004. The increase of $4.2 million was primarily due to increased gross profits of $6.2 million partially offset by increased SG&A spending of $2.0 million. The increase in gross profit occurred in the group's distribution markets as increased revenues and margins contributed to a favorable change of approximately $5.0 million. SG&A increased as a result of the acquisition or $0.9 million and as a result of additional auditing, consulting and accounting costs approximating $1.0 million.

     Operating income for the six months ended June 30, 2005 increased to $9.2 million compared to income of $0.4 million for the same period in 2004. The increase of $8.8 million was primarily due to increased gross profits of $13.2 million partially offset by increased SG&A spending of $4.5 million. The increase in gross profit occurred as a result of increased revenues from domestic and international distribution markets and increased revenue from fabrication and extrusion sales. Partially offsetting the increase in gross margin was increased spending in SG&A for accounting, consulting and auditing services. The Claro acquisition increased total SG&A expenses by $2.0 million and compensation expenses increased $0.8 million.

OTHER INCOME

                                                  QUARTER ENDED       SIX MONTHS
                                                     JUNE 30,       ENDED JUNE 30,
                                                  --------------    --------------
                                                  2005     2004     2005     2004
                                                  -----    -----    -----    -----
Other Income...................................   $0.3     $0.1     $0.5     $9.4

     Other income increased by $0.2 million in the three months ending June 30, 2005 from the three months ended June 30, 2004. The increase was a result of foreign exchange gains from French and Canadian operations.

     Other income decreased by $8.9 million in the six months ended June 30, 2005 from the six months ended June 30, 2004. The decrease occurred as a result of the receipt of a payment in 2004 from Boeing under a long-term contract for Boeing's failure to take minimum shipments of titanium. Receipt of the sum in 2004 was the final payment under the contract.

INTEREST INCOME, NET

                                                  QUARTER ENDED      SIX MONTHS
                                                    JUNE 30,       ENDED JUNE 30,
                                                  -------------    ---------------
                                                  2005    2004     2005      2004
                                                  ----    -----    -----    ------
Interest Income, net...........................   $0.2    $ --     $0.4     $  --

     Interest income increased by $0.2 million in the three months ending June 30, 2005 from the three months ended June 30, 2004. The increase was a result of increased income on invested cash reserves and higher average interest rates.

     Interest income increased by $0.4 million in the six months ending June 30, 2005 from the six months ended June 30, 2004. The increase was a result of increased income on invested cash reserves and higher average interest rates.

INCOME TAX EXPENSE

                                                 QUARTER ENDED      SIX MONTHS
                                                   JUNE 30,       ENDED JUNE 30,
                                                 -------------    --------------
                                                 2005    2004     2005     2004
                                                 ----    -----    -----    -----
Income Tax Expense............................   $5.0    $(0.8)   $9.9     $0.6

     Income tax expense for the three months ended June 30, 2005 was $5.0 million, including the beneficial effects of discrete items (discussed below), compared to a $(0.8) million benefit for the same period in 2004. The annual effective tax rate applied to ordinary income was 37% compared to a rate of 18% in the second quarter of 2004. The second quarter 2005 rate exceeded the federal statutory rate of 35% due to state taxes, which was partially offset by the utilization of previously impaired foreign net operating losses.

     Ohio levies tax on the greater of an income-based or net worth-based computation. In prior years, operating forecasts suggested that the Company would pay Ohio tax based on its net worth; accordingly, no Ohio deferred income taxes were provided. Operating forecasts now suggest that the Company will pay Ohio income tax; accordingly, the second quarter tax provision reflects a net benefit of $0.5 million to establish Ohio deferred income taxes.

     On June 30, 2005, Ohio enacted substantial revisions to its income and franchise tax laws, which will phase out the Ohio income-based tax beginning in 2005. The Company has evaluated the impact of this law change on its Ohio deferred income tax balance and has recorded a net benefit of $0.2 million as a result of this enacted legislation.

     Income tax expense for the six months ending June 30, 2005 was $9.9 million, including the beneficial effects of discrete items (discussed above), compared to a $0.6 million expense for the same period in 2004. The annual effective tax rate applied to ordinary income was 37% compared to a rate of 17% for the six months ending June 30, 2004. The six months ending June 30, 2005 rate exceeded the federal statutory rate of 35% due to state taxes, which was partially offset by the utilization of previously impaired foreign net operating losses.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Company has estimated that the deduction attributable to qualified production activities will decrease its annual effective tax rate by approximately 1%. Other effects of the Act include the one-time deduction of 85% of foreign earnings that are repatriated to the United States, as defined by the Act. Although certain technical matters were clarified during the second quarter, the Company is continuing to evaluate whether, and to what extent the Company might repatriate up to $3 million of un-remitted foreign earnings pursuant to this provision, which could incur a tax liability of up to $1 million. We expect to be in a position to finalize this assessment in the fourth quarter of 2005.

INCOME FROM DISCONTINUED OPERATIONS

                                                  QUARTER ENDED      SIX MONTHS
                                                    JUNE 30,       ENDED JUNE 30,
                                                  -------------    ---------------
                                                  2005     2004     2005     2004
                                                  -----    ----    ------    -----
Discontinued operations........................   $ --     $0.1    $  --     $0.2

     The operations of the Company's welded tubing operations were deemed a discontinued operation in the fourth quarter of 2004 as the operation was unable to source input material to satisfy its customers.

NET INCOME

                                                QUARTER ENDED      SIX MONTHS
                                                  JUNE 30,       ENDED JUNE 30,
                                                -------------    ---------------
                                                2005     2004     2005     2004
                                                -----    ----    ------    -----
Net income...................................   $10.6    $0.4    $19.0     $3.2

     Net income improved by $10.2 million in the quarter ended June 30, 2005 compared to the same period in 2004. Net income represented 11% of sales in the current period compared to less than 1% in 2004.

     For the six-month period ending June 30, 2005 net income improved by $15.8 million in the period ended June 30, 2005 compared to the same period in 2004. Net income represented 11.2% of sales in the current period compared to 3.1% in 2004.

OUTLOOK

 Overview

     Aerospace applications comprise approximately 50% of worldwide consumption and over 65% of U.S. consumption of titanium products.

     Beginning in 2001, a confluence of events including weak U.S. and global economies, combined with the terrorist attacks of September 11, 2001, followed by the ongoing conflicts in the Middle East, had significant adverse effects on the overall titanium industry through 2003. Beginning in 2004 however, the world economies began to improve, air traffic demand rose significantly in the commercial aircraft segment, and defense spending continued to grow, leading to a strong rebound in the demand for titanium and specialty metal products.

     According to the U.S. Geological Survey (USGS), U.S. shipments of titanium mill products in 2004 increased to 42 million pounds from 34 million pounds in 2003. Aircraft manufacturers, as well as aerospace forecasters, have predicted increased build rates for large, commercial aircraft production over the next several years. This is expected to increase the demand and shipments for titanium and specialty metals in the same period. Accordingly, the USGS reported U.S. shipments of titanium mill products in the first quarter 2005 rose to 14 million pounds or an annual rate of 56 million pounds.

     The following is a discussion of what is occurring within each of the three major markets in which RTI participates.

  Commercial Aerospace Markets

     The Company's sales to this market represented approximately 35% of total sales in 2004, up from 27% in 2003.

     Boeing and Airbus reduced their build rates for aircraft to 586 planes in 2003, a 13.5% reduction from prior year. However, a turnaround began in 2004, with the two major producers delivering 605 new aircraft. According to The Airline Monitor, the combined production of large commercial aircraft by Boeing and Airbus is forecast to reach 680 aircraft in 2005, 785 aircraft in 2006, 825 aircraft in 2007, and 880 aircraft in 2008.

     Airbus is producing the largest commercial aircraft in production, the A380, and Boeing has launched a totally new aircraft, the 787. Airbus is expected to produce another new aircraft, the A350, to compete with Boeing's 787 model. All three of these new aircraft will use substantially more titanium per aircraft than the preceding models. As a result, when production of these new aircraft increases, the demand for titanium is expected to increase significantly above previous peak markets for commercial aerospace applications. Long term, the commercial aerospace sector is expected to continue to be a very large consumer of titanium products over the next 20 years due to the forecast growth of worldwide traffic and the need to repair and replace aging commercial fleets.

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

     RTI acquired Claro Precision, Inc., in October of 2004. Claro supplies precision machining and complex sub-assemblies to the aerospace industry, primarily Bombardier. The acquisition provides RTI with additional manufacturing capabilities as well as access to the regional and business jet markets.

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

     The Company operates a facility that produces ferro-titanium, an additive to certain grades of steel. The recent world wide demand for steel has significantly increased demand for ferro-titanium. Sales of ferro-titanium constituted over 10% of total sales in 2004 and strong demand continued for this product in the first half of 2005, but is expected to lessen somewhat the balance of the year due to a softer market forecast in steel.

  Backlog

     The Company's order backlog for all markets increased to approximately $352.5 million as of June 30, 2005, up from $237.9 million at December 31, 2004, principally due to increased demand from the commercial aerospace industry. Of the backlog at June 30, 2005, approximately $171 million will be realized in 2005.

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

  Cash provided by operating activities

SIX MONTHS ENDED JUNE 30,                                     2005   2004
-------------------------                                     ----   ----
Cash provided by operating activities.......................  $2.4   $9.7

     The decrease in net cash flows from operating activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily reflects an increase in working capital items, primarily receivables and inventory, due to the improved demand in all market segments as mentioned in the "Outlook" section of this Management's Discussion and Analysis. The overall decrease in cash flows from operating activities was a result of inventory increases as demand for titanium products continued to increase in the first half of 2005. Partially offsetting the increase in inventories was an increase in net income on higher sales levels and increases in accounts payable and billings in excess of costs.

     The increase in accounts payable is attributable to purchases on increased quantities of scrap and higher prices for both scrap and sponge. Billings in excess of costs increased primarily on two contracts for which cash had been collected but revenue was not recognized in accordance with the Company's revenue recognition criteria.

     The Company's working capital ratio was 5.1 and 8.2 to 1 at June 30, 2005 and December 31, 2004, respectively.

  Cash used in investing activities

SIX MONTHS ENDED JUNE 30,                                     2005   2004
-------------------------                                     ----   ----
Cash used in investing activities...........................  $4.8   $2.2

     Gross capital expenditures for the six months ended June 30, 2005 amounted to $4.5 million compared to $2.3 million in 2004.

     During the six months ended June 30, 2005 and 2004, the Company's cash flow requirements for capital expenditures were funded with cash provided by operations. The Company anticipates that its capital expenditures for 2005 will total approximately $13 million and will be funded with cash generated by operations.

     At June 30, 2005 and December 31, 2004, the Company had a borrowing capacity equal to $89.0 and $33.8 million, respectively.

  Cash provided by financing activities

SIX MONTHS ENDED JUNE 30,                                     2005    2004
-------------------------                                     -----   ----
Cash provided by financing activities.......................  $10.7   $2.0

     The favorable change in cash flows from financing activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily reflects an increase in proceeds from the exercise of employee stock options of $11.2 million. Partially offsetting these cash inflows was the purchase of approximately 22,000 shares of common stock that was reclassified to treasury.

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

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At June 30, 2005, there was approximately $1.0 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $89.0 million.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the six months ended June 30, 2005, the Company spent approximately $0.4 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities."

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

     At June 30, 2005, the amount accrued for future environmental-related costs was $3.7 million. Of the total amount accrued at June 30, 2005, $0.6 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $3.1 million is recorded in other non-current liabilities.

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

EMPLOYEES

     As of June 30, 2005, the Company and its subsidiaries employed 1,208 persons, 380 of whom were classified as administrative and sales personnel. 587 of the total number of employees were in the Titanium Group, while 621 were employed in the Fabrication & Distribution Group.

     The United Steelworkers of America represents 298 of the hourly, clerical and technical employees at RMI's plant in Niles, Ohio and 1 hourly employee at RMI Environmental Services in Ashtabula, Ohio. No other Company employees are represented by a union.

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

     In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections" (FAS 154), which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. FAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the Company's exposure to market risk since the Company filed its Form 10-K as amended on May 9, 2005.

ITEM 4.  CONTROLS AND PROCEDURE

  (a)  Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation they have concluded that the Company's disclosure controls and procedures are not effective in ensuring that all material information required to be filed in reports that the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as discussed in the Company's Form 10-K as amended on May 9, 2005.

     In light of material weaknesses described in the Form 10-K as amended, management continues to perform additional analysis and other post-closing procedures to ensure the Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the interim financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.

  (b)  Changes in Internal Control over Financial Reporting

     The Company initiated a remediation program to address the material weaknesses identified and reported in its Form 10-K as amended on May 9, 2005. During the period since that filing the Company has performed:

     - An examination of control design at 13 out of 15 significant locations for 2005. The Company's internal audit group along with outside audit resources performed the examination.

     - Continued testing the installation of a new SAP fixed asset system.

     - Continued work on the installation of a new SAP financial reporting consolidation accounting system.

     - Formed work teams of accounting and operating management personnel to provide instruction and guidance relative to improvements in internal control.

     - Added two accounting managers, hired a director of taxation and hired a controller for one of the Company's international locations.

     - Reorganized the Company's accounting functions to provide additional competencies and supervisory review.

     - Reviewed the effectiveness of the design of internal controls over footnote and disclosure spreadsheets.

     - Provided additional training on the requirements for internal control over financial reporting including a company wide conference for head accounting personnel and business unit level presentations for process owners.

     - Formed a Steering Committee, consisting of executive management, to oversee the Company's remediation and compliance efforts.

     - Continued to expand its SAP network by continuing to install an SAP system at one of its international locations.

     The Company had previously reported in its Form 10-Q for the quarter ended March 31, 2005 that it had replaced the Director of Corporate Accounting and Consolidation. Additionally it had reported:

     - It had reduced the number of SAP users with unrestricted access and:

     - Directed the Company's internal audit department to concentrate on examination, evaluation and testing of material weaknesses.

     Until the Company completes its evaluation and testing of its controls, the Company has:

     - Re-tested certain material internal control weaknesses that existed at December 31, 2004 to determine their effectiveness in the current quarter and performed additional substantive testing to become reasonably assured that the interim financial statements were materially correct.

     - Performed substantive testing for certain transactions to ensure their accuracy and compliance with GAAP.

     - Enhanced review of critical transactions and balances to ensure their accuracy.

     - Changed third-party payroll processors to those that have issued Type II SAS 70 reports in prior years.

     - Performed substantitive testing at one of its health care providers to establish increased certainty over the Company's health care expenses and liabilities.

     The Company is unable to conclude that its internal controls over financial reporting were effective as of June 30, 2005. The Company intends to evaluate many of its controls for effectiveness in the third quarter.

                           PART II--OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Issuer Purchases of Equity Securities:

                                                                                         MAXIMUM NUMBER
                                                                                         (OR APPROXIMATE
                                                                    TOTAL NUMBER          DOLLAR VALUE)
                                          TOTAL                  OF SHARES PURCHASED   OF SHARES THAT MAY
                                         NUMBER      AVERAGE         AS PART OF         YET BE PURCHASED
                                        OF SHARES   PRICE PAID   PUBLICLY ANNOUNCED    UNDER THE PLANS OR
PERIOD                                  PURCHASED   PER SHARE     PLANS OR PROGRAMS         PROGRAMS
------                                  ---------   ----------   -------------------   -------------------
Balance at March 31, 2005.............   22,458       $21.50           22,458              $10,610,799
April 1 - June 30, 2005...............       --          n/a               --
                                         ------                        ------              -----------
Total.................................   22,458                        22,458              $10,610,799
                                         ======                        ======              ===========

     RTI International Metals, Inc. share repurchase program was approved by RTI's Board of Directors on April 30, 1999. The program authorizes the repurchase of up to 15 million dollars of RTI common stock from time to time. There is no expiration date specified for the stock buyback program. There were no repurchases made during the quarter ended June 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 6, 2005 In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company's proxy statement for such meeting.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                                                          VOTES
                                                            VOTES FOR    WITHHELD
                                                            ----------   --------
Craig R. Andersson........................................  20,690,978   203,674
Neil A. Armstrong.........................................  20,694,194   200,458
Daniel I. Booker..........................................  20,874,009    20,643
Donald P. Fusilli.........................................  20,876,621    18,031
Ronald L. Gallatin........................................  19,978,420   916,232
Charles C. Gedeon.........................................  20,691,925   202,727
Robert M. Hernandez.......................................  20,695,026   199,626
Edith E. Holiday..........................................  20,794,882    99,770
John H. Odle..............................................  20,689,451   205,201
Timothy G. Rupert.........................................  20,692,631   202,021

     2. The appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2005 was ratified. Votes for: 20,791,078; against: 65,016; 38,558 abstained.

ITEM 5.  OTHER INFORMATION

     As the Company previously reported, James A. Williams was newly appointed to serve on the Board of Directors of the Company on July 11, 2005. In connection with such appointment, Mr. Williams entered into an indemnification agreement with the Company on August 7, 2005 in the form set forth in Exhibit
10.1 to this Form 10-Q.

     The indemnification agreement, which is identical to those in place with the Company's executive officers and directors, provides, in summary, that the Company shall indemnify Mr. Williams against any and all expenses, including attorneys fees, judgments, fines and amounts paid in settlements, incurred as a result of threatened, pending or completed legal actions in which he is a party as a result of actions or inactions taken in his official capacity on behalf of the Company. The contractual indemnification is subject to the statutory provisions of the laws of the State of Ohio where the Company is incorporated, and excludes from indemnification any remuneration that is in violation of law, and further excludes any act or omission undertaken by an officer or director with deliberate intent to cause injury to the Company or with reckless disregard for the best interests of the Company.

ITEM 6.  EXHIBITS

           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
           10.1      Form of indemnification agreement.
           31.1      Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
           31.2      Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
           32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2005

                                          By:       /s/ L. W. JACOBS
                                            ------------------------------------
                                                        L. W. Jacobs
                                              Vice President & Chief Financial
                                                           Officer