Form 10-Q
period 2005-09-30
RTI INTERNATIONAL METALS INC
filed 2005-11-14
CIK 1068717

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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
     (State or other jurisdiction of     (I.R.S. Employer Identification
     incorporation or organization)                   No.)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 YES ___   NO X

     At November 1, 2005, 23,023,648 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2005

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I--FINANCIAL INFORMATION

Item 1.          Financial Statements:.......................................    2
     Consolidated Statement of Operations (Unaudited)........................    2
     Consolidated Balance Sheet (Unaudited)..................................    3
     Consolidated Statement of Cash Flows (Unaudited)........................    4
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)...    5
     Condensed Notes to Consolidated Financial Statements (Unaudited)........    6

Item 2.          Management's Discussion and Analysis of Financial Condition    20
                 and Results of Operations...................................

Item 3.          Quantitative and Qualitative Disclosures about Market          32
                 Risk........................................................

Item 4.          Controls and Procedures.....................................   32

PART II--OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of             34
                 Proceeds....................................................

Item 5.          Other Information...........................................   34

Item 6.          Exhibits....................................................   34

Signatures...................................................................   35

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          QUARTER ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                    -------------------------   -------------------------
                                                       2005          2004          2005          2004
                                                    -----------   -----------   -----------   -----------
Sales.............................................  $    81,167   $    50,951   $   249,694   $   153,290
Operating costs:
Cost of sales.....................................       54,283        43,302       172,295       134,587
Selling, general and administrative expenses......       12,914        10,064        34,598        26,443
Research, technical and product development
  expenses........................................          392           281         1,175           865
                                                    -----------   -----------   -----------   -----------
     Total operating costs........................       67,589        53,647       208,068       161,895
                                                    -----------   -----------   -----------   -----------
Other operating income............................           --           420            --           517
                                                    -----------   -----------   -----------   -----------
Operating income (loss)...........................       13,578        (2,276)       41,626        (8,088)
Other income (Note 10)............................           78           149           531         9,521
Interest income...................................          274            67           670            93
                                                    -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  income taxes....................................       13,930        (2,060)       42,827         1,526
Provision for income taxes (Note 5)...............        5,268             8        15,186           624
                                                    -----------   -----------   -----------   -----------
Income (loss) from continuing operations..........        8,662        (2,068)       27,641           902
(Loss) Income from discontinued operations, net of
  tax (Note 15)...................................           --           (99)           --           139
                                                    -----------   -----------   -----------   -----------
Net income (loss).................................  $     8,662   $    (2,167)  $    27,641   $     1,041
                                                    ===========   ===========   ===========   ===========
Basic earnings per common share (Note 6):
  Continuing operations...........................  $      0.38   $     (0.10)  $      1.24   $      0.04
  Discontinued operations.........................  $        --   $        --   $        --   $      0.01
                                                    -----------   -----------   -----------   -----------
  Net income (loss)...............................  $      0.38   $     (0.10)  $      1.24   $      0.05
                                                    ===========   ===========   ===========   ===========
Diluted earnings per common share (Note 6):
  Continuing operations...........................  $      0.38   $     (0.10)  $      1.22   $      0.04
  Discontinued operations.........................  $        --   $        --   $        --   $      0.01
                                                    -----------   -----------   -----------   -----------
  Net income (loss)...............................  $      0.38   $     (0.10)  $      1.22   $      0.05
                                                    ===========   ===========   ===========   ===========
Weighted average shares used to compute earnings
  per share:
  Basic...........................................   22,526,194    21,220,933    22,251,556    21,176,706
                                                    -----------   -----------   -----------   -----------
                                                    -----------   -----------   -----------   -----------
  Diluted.........................................   22,944,670    21,509,070    22,692,283    21,476,247
                                                    -----------   -----------   -----------   -----------
                                                    -----------   -----------   -----------   -----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2005            2004
                                                    -------------   ------------
                      ASSETS
ASSETS:
  Cash and cash equivalents.......................    $ 37,648        $ 62,701
  Receivables, less allowance for doubtful
     accounts of $1,660 and $1,485................      53,701          44,490
  Inventories (Note 7)............................     208,820         133,512
  Current deferred income tax asset...............       1,145           1,145
  Income tax receivable...........................       2,462           3,321
  Other current assets............................       6,445           3,597
                                                      --------        --------
     Total current assets.........................     310,221         248,766
  Property, plant and equipment, net..............      81,393          82,593
  Goodwill (Note 8)...............................      48,733          46,618
  Other intangible assets, net (Note 8)...........      16,788          16,040
  Noncurrent deferred income tax asset............       3,012           3,012
  Intangible pension asset........................       3,365           3,365
  Other noncurrent assets.........................       2,570           3,099
                                                      --------        --------
     Total assets.................................    $466,082        $403,493
                                                      ========        ========


       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable................................    $ 24,894        $ 14,253
  Accrued wages and other employee costs..........       9,445           4,863
  Billings in excess of costs and estimated
     revenues (Note 9)............................      12,262           4,708
  Other accrued liabilities.......................       6,100           6,498
                                                      --------        --------
     Total current liabilities....................      52,701          30,322
  Accrued postretirement benefit cost.............      20,827          20,811
  Accrued pension cost............................      14,798          21,090
  Other noncurrent liabilities....................       6,122           7,312
                                                      --------        --------
     Total liabilities............................      94,448          79,535
                                                      --------        --------
  Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 23,102,531 and 22,194,344 shares
     issued; 22,658,459 and 21,772,730 shares
     outstanding..................................         233             221
  Additional paid-in capital......................     277,438         258,526
  Deferred compensation...........................      (3,346)         (2,499)
  Treasury stock, at cost; 444,072 and 421,614
     shares.......................................      (4,389)         (3,906)
  Accumulated other comprehensive loss............     (20,318)        (22,759)
  Retained earnings...............................     122,016          94,375
                                                      --------        --------
     Total shareholders' equity...................     371,634         323,958
                                                      --------        --------
       Total liabilities and shareholders'
        equity....................................    $466,082        $403,493
                                                      ========        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                2005         2004
                                                              --------   -------------
                                                                          (RESTATED)
                                                                         (SEE NOTE 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 27,641     $  1,041
Income from discontinued operations, net of tax.............        --          139
                                                              --------     --------
Income from continuing operations...........................    27,641          902
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     9,750        8,892
  Stock-based compensation expense and other................       881          581
  Gain on sale of property, plant and equipment.............        (4)        (356)
  Tax benefits from exercise of stock options...............     3,812          766
  Other.....................................................      (590)         177
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................   (10,151)      (7,068)
  Inventories...............................................   (75,166)      14,127
  Accounts payable..........................................    11,085       (3,498)
  Income taxes receivable...................................       380       (4,286)
  Billings in excess of costs and estimated revenues........     7,593       (2,228)
  Accrued pension cost......................................    (6,292)       1,737
  Other current liabilities.................................     4,366        4,093
  Other assets and liabilities..............................    (3,811)        (922)
                                                              --------     --------
  Cash (used in) provided by continuing operating
     activities.............................................   (30,506)      12,917
  Cash provided by discontinued operating activities........        --        1,355
                                                              --------     --------
     Cash (used in) provided by operating activities........   (30,506)      14,272
                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired, and other investing...      (290)      (2,210)
  Proceeds from disposal of property, plant and equipment...         5          579
  Capital expenditures......................................    (7,640)      (4,209)
                                                              --------     --------
     Cash used in investing activities......................    (7,925)      (5,840)
                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........    13,387        2,372
  Purchase of common stock held in treasury.................      (483)        (288)
  Deferred charges related to credit facility...............        --         (285)
                                                              --------     --------
     Cash provided by financing activities..................    12,904        1,799
                                                              --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       474          168
                                                              --------     --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............   (25,053)      10,399
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    62,701       67,970
                                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 37,648     $ 78,369
                                                              ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $    378     $    335
  Cash paid for income taxes................................  $ 10,678     $  4,148
NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for vested restricted stock
     awards.................................................  $  1,725     $  1,301
  Capital lease obligations incurred........................  $    116     $      6

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           ADDT'L                   TREASURY                  OTHER
                                     SHARES      COMMON   PAID-IN      DEFERRED      COMMON    RETAINED   COMPREHENSIVE
                                   OUTSTANDING   STOCK    CAPITAL    COMPENSATION    STOCK     EARNINGS   INCOME (LOSS)    TOTAL
                                   -----------   ------   --------   ------------   --------   --------   -------------   --------
Balance at December 31, 2004.....  21,772,730     $221    $258,526     $(2,499)     $(3,906)   $ 94,375     $(22,759)     $323,958
Shares issued for restricted
  stock award plans..............      76,812        1       1,724      (1,725)          --          --           --            --
Compensation expense
  recognized.....................          --       --          --         878           --          --           --           878
Treasury common stock purchased
  at cost........................     (22,458)      --          --          --         (483)         --           --          (483)
Exercise of employee stock
  options including tax benefit
  of stock plans.................     831,375       11      17,188          --           --          --           --        17,199
Net income.......................          --       --          --          --           --      27,641           --        27,641
Foreign currency translation, net
  of tax.........................          --       --          --          --           --          --        2,441         2,441
Comprehensive income.............
                                   ----------     ----    --------     -------      -------    --------     --------      --------
Balance at September 30, 2005....  22,658,459     $233    $277,438     $(3,346)     $(4,389)   $122,016     $(20,318)     $371,634
                                   ==========     ====    ========     =======      =======    ========     ========      ========


                                   COMPREHENSIVE
                                      INCOME
                                   -------------
Balance at December 31, 2004.....
Shares issued for restricted
  stock award plans..............
Compensation expense
  recognized.....................
Treasury common stock purchased
  at cost........................
Exercise of employee stock
  options including tax benefit
  of stock plans.................
Net income.......................     $27,641
Foreign currency translation, net
  of tax.........................       2,441
                                      -------
Comprehensive income.............     $30,082
                                      =======
Balance at September 30, 2005....

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         RTI INTERNATIONAL METALS, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1-- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by RTI International Metals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned subsidiaries. All significant intercompany transactions have been eliminated. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company's 2004 Annual Report (Consolidated Financial Statements) on Form 10-K, as amended. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

NOTE 3-- ACQUISITIONS

     On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc., ("Claro") of Montreal, Quebec, Canada. The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI common stock with a fair value of $7.0 million. The purchase agreement provided for a post-closing audit period for adjustments to the purchase price to finalize and determine whether the target equity amount of $9.7 million existed on the closing date. The Company has subsequently agreed that the target equity amount was achieved and has included $0.2 million as additional purchase price allocation which was previously excluded, resulting in an increase to goodwill of $0.2 million. At September 30, 2005 the Company has concluded its evaluation of pre-acquisition contingencies in accordance with Statement of Financial Accounting Standards "Business Combinations" SFAS No. 141

(SFAS 141) and determined that the fair value of certain inventories should be reduced by $0.4 million and goodwill increased by $0.4 million.

     The purchase was made with available cash on hand and newly issued common shares. Claro operates and reports under the Company's Fabrication and Distribution segment and was reflected in results of operations effective October 1, 2004.

     Claro is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry.

     The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed from Claro based on their fair market values as of October 1, 2004 including adjustments determined at September 30, 2005. In accordance with SFAS 141, the purchase price was assigned to the assets and liabilities acquired based on fair value. Fair value is defined in SFAS 141 as the "amount at which that asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced liquidation sale."

                                                              ALLOCATED
                                                              PURCHASE
                       (IN THOUSANDS)                           PRICE
                       --------------                         ---------
Acquired assets:
Receivables.................................................   $ 2,802
Inventories.................................................     4,328
Other assets................................................        46
Property, plant & equipment.................................     3,836
Goodwill....................................................    11,090
Intangible assets...........................................    16,200
                                                               -------
  Total assets..............................................    38,302
Acquired liabilities:
Accounts payable............................................     1,010
Income taxes payable........................................     1,543
Current deferred income taxes liability.....................     1,145
Other accrued liabilities...................................       160
Noncurrent deferred income taxes............................     5,414
                                                               -------
  Total liabilities.........................................     9,272
                                                               -------
  Net assets acquired.......................................   $29,030
                                                               =======
  Purchase price
     Cash...................................................    22,014
     RTI common stock.......................................     7,016
                                                               -------
                                                               $29,030
                                                               =======

     The following unaudited pro forma information for RTI is provided to include the results of Claro as if the acquisition had been consummated at the beginning of the period presented,

                                                               PRO FORMA       PRO FORMA
                                                                QUARTER       NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                 2004            2004
           -------------------------------------             -------------   -------------
                                                              (UNAUDITED)     (UNAUDITED)
Net sales..................................................     $54,775        $164,761
Net (loss) income..........................................     $(1,260)       $  3,326
Net (loss) income per common share
  Basic....................................................       (0.06)           0.16
  Diluted..................................................       (0.06)           0.15

     The $16.2 million of intangible assets represent the assigned value of customer relationships with an estimated useful life of approximately 20 years. Accumulated amortization at September 30, 2005 and December 31, 2004 related to these intangible assets was $763 thousand and $160 thousand, respectively. Goodwill of $11.1 million resulted from the acquisition and is non-deductible for income tax purposes in Canada. Additionally, fixed assets were stepped-up to approximate fair market value and are being depreciated in accordance with the Company's accounting policies.

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

     During the nine months ended September 30, 2005, options to purchase up to 84,500 shares were granted at an exercise price of $21.50 per share and 10,000 shares at the price of $34.90. All option exercise prices were equal to the common stock's fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. All 94,500 shares underlying options granted in 2005 were outstanding at September 30, 2005.

     During the nine months ended September 30, 2005, 76,812 shares of restricted stock were granted under the 2004 Stock Plan. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.

     As permitted by the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to measure stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and to adopt the disclosure-only alternative described in SFAS 123 as amended by SFAS No. 148. For restricted stock awards, the Company records deferred stock-based compensation based on the fair market value of common stock on the date of the award. Such deferred stock-based compensation is amortized over the vesting period of each individual award.

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS 123, the effect on the Company's net income and earnings per share for the quarter and nine months ended September 30, 2005 and 2004 would have been as follows (dollars in thousands; except per share amounts):

                                                            QUARTER ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                           ----------------   ------------------
                                                            2005     2004       2005      2004
                                                           ------   -------   --------   -------
                                                             (UNAUDITED)         (UNAUDITED)
Net income (loss)........................................  $8,662   $(2,167)  $27,641    $1,041
Add: Stock-based employee compensation expense included
  in reported net income (loss), net of related tax
  effects................................................     217       134       554       343
Deduct: Total stock-based employee compensation expense
  determined under fair value methods for all awards, net
  of related tax effects.................................    (367)     (276)   (1,003)     (769)
                                                           ------   -------   -------    ------
Pro forma net income (loss)..............................  $8,512   $(2,309)  $27,192    $  615
                                                           ======   =======   =======    ======
Net income (loss) per share:
  As reported -basic.....................................  $ 0.38   $ (0.10)  $  1.24    $ 0.05
                -diluted.................................    0.38     (0.10)     1.22      0.05
  Pro forma -basic.......................................    0.38     (0.11)     1.22      0.03
             -diluted....................................    0.37     (0.11)     1.20      0.03

     Included in the Company's income for the quarters ended September 30, 2005 and 2004 is stock-based compensation expense relating to restricted stock grants amounting to $345 and $227 respectively. Net of tax, these amounts were $217 and $134, respectively. (See Note 16--new accounting pronouncements-discussion on SFAS 123R)

NOTE 5-- INCOME TAXES

     Income tax expense for the three and nine months ended September 30, 2005 was $5.3 million and $15.2 million, respectively. Included in the year to date amount is a $0.8 million benefit, principally related to a change in the Company's Ohio tax status and legislation that phases out the Ohio income tax, the effects of which were recognized in the second quarter. The third quarter forecast of the annual effective tax rate applicable to ordinary income was 37% which exceeds the federal statutory rate of 35% due to state taxes, partially offset by the utilization of previously impaired foreign net operating losses and the deduction for qualified production activities.

     Income tax expense for the three and nine months ended September 30, 2004 was zero and $0.6 million, respectively, and was calculated as the actual tax expense related to income earned from continuing operations up to that date. In the third quarter of 2004, it was determined that a calculation of an annual effective tax rate would not result in the best estimate of the tax expense because relatively modest changes to the relationship between forecasted annual domestic and foreign income could have the potential to produce significant changes in the annual effective tax rate. The actual tax rate applicable to income from continuing operations for the nine month period in 2004 was 41% which exceeded the federal statutory rate of 35% principally due to state taxes. There was no tax expense in the three month period ended September 30, 2004 due to the cumulative effect of applying an annual effective tax rate approach in prior quarters.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Company has estimated that the deduction attributable to qualified production on activities will decrease its annual effective tax rate by approximately 1 percentage point. In addition, other effects of the Act include the one-time deduction of 85% of foreign earnings that are repatriated to the United States, as defined by the Act. Although certain technical matters have been clarified, the Company is continuing to evaluate whether, and to what extent, the Company might repatriate up to $3.0 million of un-remitted foreign earnings pursuant to this provision. We expect to be in a position to finalize this assessment by year end.

NOTE 6-- EARNINGS PER SHARE

     A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for the quarter ended and nine months ended September 30, 2005 and 2004 is as follows (in thousands except number of shares and per share amounts):

                                   QUARTER ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                --------------------------------   --------------------------------
                                  NET                  EARNINGS      NET                  EARNINGS
                                INCOME      SHARES     PER SHARE   INCOME      SHARES     PER SHARE
                                -------   ----------   ---------   -------   ----------   ---------
2005
Basic EPS.....................  $ 8,662   22,526,194    $ 0.38     $27,641   22,251,556     $1.24
Effect of potential common
  stock:
  Stock options...............       --      418,476        --          --      440,727     (0.02)
                                -------   ----------    ------     -------   ----------     -----
Diluted EPS...................  $ 8,662   22,944,670    $ 0.38     $27,641   22,692,283     $1.22
                                =======   ==========    ======     =======   ==========     =====
2004
Basic EPS.....................  $(2,167)  21,220,933    $(0.10)    $ 1,041   21,176,706     $0.05
Effect of potential common
  stock:
  Stock options...............       --      288,137        --          --      299,541        --
                                -------   ----------    ------     -------   ----------     -----
Diluted EPS...................  $(2,167)  21,509,070    $(0.10)    $ 1,041   21,476,247     $0.05
                                =======   ==========    ======     =======   ==========     =====

     There were no shares of common stock excluded from the calculation of diluted earnings per share for the current quarter. 605,415 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the weighted average market price of the Company's common stock for the quarter ended September 30, 2004. 2,206 and 606,378 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2005 and 2004 respectively, because the exercise price of the options exceeded the weighted average market price of the Company's common stock.

NOTE 7-- INVENTORIES

     Inventories consisted of (dollars in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
Raw material and supplies...................................    $ 65,920        $ 40,459
Work-in-process and finished goods..........................     177,701         112,010
Adjustment to LIFO values...................................     (34,801)        (18,957)
                                                                --------        --------
  Inventories, at LIFO cost.................................    $208,820        $133,512
                                                                ========        ========

NOTE 8-- GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying amount of goodwill and other intangible assets attributable to each segment at December 31, 2004 and September 30, 2005 is as follows (in thousands):

Goodwill

                                                                         TRANSLATION
                                        DECEMBER 31, 2004   ADJUSTMENT   ADJUSTMENT    SEPTEMBER 30, 2005
                                        -----------------   ----------   -----------   ------------------
Titanium Group........................       $ 1,955          $  636        $ --            $ 2,591
Fabrication and Distribution Group....        44,663             569         910             46,142
                                             -------          ------        ----            -------
Total.................................       $46,618          $1,205        $910            $48,733
                                             =======          ======        ====            =======

     During the nine months ended September 30, 2005, additional goodwill was added to the Titanium Group through the finalization of the acquisition of the minority interest in Galt Alloys, Inc. For the Fabrication and Distribution group, translation of the purchase accounting for Claro in accordance will SFAS 141 resulted in additional goodwill of $569 thousand.

Intangibles

     Other intangible assets are comprised of customer relationships. Their estimated useful lives are as follows:

                             ESTIMATED                                       TRANSLATION
                            USEFUL LIFE   DECEMBER 31, 2004   AMORTIZATION   ADJUSTMENT    SEPTEMBER 30, 2005
                            -----------   -----------------   ------------   -----------   ------------------
Titanium Group............                     $    --           $  --         $   --           $    --
Fabrication and
  Distribution Group......   20 years           16,040            (603)         1,351            16,788
                                               -------           -----         ------           -------
Total.....................                     $16,040           $(603)        $1,351           $16,788
                                               =======           =====         ======           =======

     For the five succeeding fiscal years, the Company estimates amortization expense to be approximately $800 thousand per year.

NOTE 9-- BILLINGS IN EXCESS OF COSTS AND ESTIMATED REVENUES

     The Company reported a liability for billings in excess of costs and estimated revenues of $12.3 million as of September 30, 2005 and $4.7 million as of December 31, 2004. These amounts represent payments, received in advance from energy market customers, Titanium Group and Fabrication and Distribution Group customers on long-term orders, which the Company has not recognized as revenues.

NOTE 10-- OTHER INCOME

     For the quarter and nine months ended September 30, 2005 and 2004, the components of other income are as follows (dollars in thousands):

                                                                                NINE MONTHS
                                                              QUARTER ENDED        ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              2005     2004    2005     2004
                                                              -----    -----   ----    ------
Other Income
Gain on receipt of liquidated damages.......................   $--     $ --    $ --    $9,138(1)
Foreign exchange gains and other............................    78      149     531       383
                                                               ---     ----    ----    ------
                                                               $78     $149    $531    $9,521
                                                               ===     ====    ====    ======

(1) The gain resulted from a financial settlement from Boeing Commercial Airplane Group ("Boeing") relating to minimum order requirements under terms of a long-term agreement between RTI and Boeing. Boeing satisfied the final claim under this agreement in the amount of $9.1 million during the first quarter of 2004.

NOTE 11-- PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     In the third quarter of 2005, a voluntary contribution of $9.0 million was made to the defined benefit pension plans.

     The cost of the Company's retiree health care plans (Other Postretirement Benefits) is capped at predetermined out-of-pocket spending limits. Retiree health care is available to participants in the defined benefit pension plans. Benefit payments are made from Company assets and are not funded.

     The 2005 and 2004 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the quarter and nine months ended September 30 for each year for those salaried and hourly covered employees (dollars in thousands):

                                         PENSION BENEFITS                OTHER POSTRETIREMENT BENEFITS
                               -------------------------------------   ---------------------------------
                                 QUARTER ENDED     NINE MONTHS ENDED   QUARTER ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                               -----------------   -----------------   -------------   -----------------
                                2005      2004      2005      2004     2005    2004     2005      2004
                               -------   -------   -------   -------   -----   -----   -------   -------
Service cost.................  $   550   $   589   $ 1,650   $ 1,767   $ 96    $ 95    $  288    $  285
Interest cost................    1,592     1,587     4,776     4,761    410     407     1,230     1,221
Expected return on plan
  assets.....................   (1,922)   (2,006)   (5,766)   (6,018)    --      --        --        --
Amortization of prior service
  cost.......................      160       144       480       432     44      44       132       132
Amortization of unrealized
  gains and losses...........      510       357     1,530     1,071     93      70       279       210
                               -------   -------   -------   -------   ----    ----    ------    ------
  Net periodic benefit
    cost.....................  $   890   $   671   $ 2,670   $ 2,013   $643    $616    $1,929    $1,848
                               =======   =======   =======   =======   ====    ====    ======    ======

     RTI International Metals also has a supplemental pension Program ("Program") for certain key employees. The Program is unfunded. The third quarter net periodic benefit cost related to the Program was $93,195 for 2005 and $128,982 for 2004 and for the nine months ended September 30, 2005 and 2004 was $279,585 and $386,946 respectively.

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

  Environmental Matters

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the nine months ended September 30, 2005, the Company spent approximately $0.3 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities."

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

     At September 30, 2005 and December 31, 2004, the amount accrued for future environmental-related costs was $3.6 million and $3.8 million, respectively. Of the total amount accrued at September 30, 2005, $1.4 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $2.2 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.3 to $7.5 million in the aggregate. The Company has included in its other noncurrent assets $2.1 million as expected contributions from third parties. This amount represents the contributions from third parties in conjunction with the Company's most likely estimate of $3.7 million. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

     As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

  Former Ashtabula Extrusion Plant

     The Company's former extrusion plant in Ashtabula, Ohio was used to extrude depleted uranium under a contract with the U.S. Department of Energy ("DOE") from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when the facility was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RMI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health, to RMI, at DOE expense.

     In December, 2003, in accordance with its terms, the Department of Energy terminated the remediation contract with RMI "for convenience." Remaining soil removal is expected to take approximately 18-24 months. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation. RMI will not participate in the remaining remediation except for oversight responsibilities for the new remediation contractor selected by DOE.

  Gain Contingency

     As part of Boeing Commercial Airplane Group's long-term supply agreement with the Company, Boeing was required to order a minimum of 3.25 million pounds of titanium in each of the five years beginning in 1999. They failed to do so in all five years of the contract.

     The Company made a claim against Boeing in accordance with the provisions of the long-term contract for each of the years in which the minimum was not achieved. Revenue under the provisions of Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies" was deemed not realized until Boeing settled the claims. Accordingly, the claims were treated as a gain contingency dependent upon realization.

     As a result of the application of SFAS 5 as to gain contingencies, the Company recorded other income of approximately $6.0 million in 2000 and 2001, and approximately $7.0 million in 2002, $8.0 million in 2003 and $9.1 million in 2004. In all years, revenue recognized from these cash receipts was presented as other income in the financial statements. The agreement with Boeing has since expired and the final payment was received in 2004.

  Purchase Commitments

     The Company has purchase commitments for materials, supplies, and machinery and equipments as part of the ordinary course of business. A few of these commitments extend beyond one year. The Company believes these commitments are not at prices in excess of current market.

  Other

     The Company is currently investigating the impact of improper testing on a limited number of titanium plates. The improper testing was discovered during an internal quality review in the second quarter of 2005. The Company has no reason to believe that any of the material is defective, and is working closely with all affected customers to determine whether additional inspection may be necessary. Re-inspection of plates and/or process records to date has not found any plates that needed to be replaced or that were defective.

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

NOTE 13-- TRANSACTIONS WITH RELATED PARTIES

     In accordance with a stock purchase agreement dated October 1, 2004 the Company purchased all of the shares of Claro Precision Inc., from Mr. Jean-Louis Mourain and Mr. Daniel Molina. The purchase agreement provided for a lease agreement whereby the Company would lease space in two buildings, owned indirectly by Mr. Mourain and Mr. Molina, for three years from October 1, 2004 with an option to extend for an additional three years. The annual rental is approximately $160,000 at current exchange rates. Rental expense of approximately $40,000 was incurred in the quarter ended September 30, 2005 and approximately $120,000 for the nine months ended September 30, 2005. The Company believes that the rental cost is representative of market conditions around the Montreal area. Mr. Mourain was engaged by the Company as a consultant and Mr. Molina was made President of Claro Precision Inc. Mr. Molina has since left the Company effective August 31, 2005.

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

     Segment information for the quarter ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004 is as follows (dollars in thousands):

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------   -------------------
                                                        2005      2004       2005       2004
                                                      --------   -------   --------   --------
TOTAL SALES
  Titanium Group....................................  $ 86,366   $37,633   $240,826   $110,374
  Fabrication and Distribution Group................    64,402    47,692    194,315    137,126
                                                      --------   -------   --------   --------
     Total..........................................   150,768    85,325    435,141    247,500
INTER- AND INTRA-SEGMENT SALES
  Titanium Group....................................    55,368    25,112    145,210     71,802
  Fabrication and Distribution Group................    14,233     9,262     40,237     22,408
                                                      --------   -------   --------   --------
     Total..........................................    69,601    34,374    185,447     94,210
TOTAL SALES TO EXTERNAL CUSTOMERS
  Titanium Group....................................    30,998    12,521     95,616     38,572
  Fabrication and Distribution Group................    50,169    38,430    154,078    114,718
                                                      --------   -------   --------   --------
     Total..........................................  $ 81,167   $50,951   $249,694   $153,290
                                                      ========   =======   ========   ========
OPERATING INCOME (LOSS)
  Allocated corporate items included in segment
     income before income taxes below:
  Titanium Group....................................  $  2,372   $   720   $  5,153   $  2,581
  Fabrication and Distribution Group................     3,782     3,591      9,912      7,552
                                                      --------   -------   --------   --------
     Total..........................................  $  6,154   $ 4,311   $ 15,065   $ 10,133
                                                      ========   =======   ========   ========
  Titanium Group....................................  $ 10,961   $  (961)  $ 29,773   $ (7,211)
  Fabrication and Distribution Group................     2,617    (1,315)    11,853       (877)
                                                      --------   -------   --------   --------
     Total..........................................  $ 13,578   $(2,276)  $ 41,626   $ (8,088)
                                                      ========   =======   ========   ========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES
  Allocated corporate items included in segment
     income before income taxes below:
  Titanium Group....................................  $  2,166   $  (611)  $  4,612   $  6,843
  Fabrication and Distribution Group................     3,574    (3,669)     9,369     (7,266)
                                                      --------   -------   --------   --------
     Total..........................................  $  5,740   $(4,280)  $ 13,981   $   (423)
                                                      ========   =======   ========   ========
  Titanium Group....................................  $ 11,128   $  (776)  $ 30,424   $  2,367
  Fabrication and Distribution Group................     2,802    (1,284)    12,403       (841)
                                                      --------   -------   --------   --------
     Total..........................................  $ 13,930   $(2,060)  $ 42,827   $  1,526
                                                      ========   =======   ========   ========

NOTE 15-- DISCONTINUED OPERATIONS

     In December 2004, the Company terminated operations at the Company's Tube Mill operations as it had determined that its raw material source was inadequate to maintain commercially viable operations. The operating results of Tube Mill for the quarter and nine months ended September 30, 2004, as summarized below, have been reclassified and are presented as discontinued operations.

                                                                              NINE MONTHS
                                                             QUARTER ENDED       ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
(IN THOUSANDS)                                                   2004            2004
--------------                                               -------------   -------------
Net sales..................................................     $2,965          $10,312
                                                                ======          =======
(Loss) income before income taxes..........................       (142)             198
(Benefit) provision for income taxes.......................        (43)              59
                                                                ------          -------
Net (loss) income from discontinued operations.............     $  (99)         $   139
                                                                ======          =======

NOTE 16-- NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (SFAS 151). The Company is required to adopt SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items, if abnormal, be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. The Company has not yet determined what effect SFAS 151 will have on its financial statements.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS 123R requires the mandatory expensing of share-based payments, including employee stock options, based on their fair value. In April 2005, the SEC approved the delay for implementation of SFAS 123R. The delay will affect all awards granted subsequent to January 1, 2006. As a result the standard will be adopted for the Company's 2006 fiscal year. SFAS 123R provides alternative methods of adoption including modified prospective and modified retroactive applications. The Company is currently evaluating the financial impact, including the available alternatives under SFAS 123R and SAB 107.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006.

NOTE 17--RESTATEMENT OF CASH FLOW STATEMENT FOR THE TAX EFFECTS OF STOCK OPTIONS EXERCISED

     A restatement of the Company's Consolidated Statement of Cash Flows arose as a result of management's determination that the tax effect of employee stock options exercised were incorrectly reported as "cash flows from financing activities." These should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Company has restated prior periods beginning with the 4th Quarter of 2003 through the 2nd Quarter of 2005 as noted below. Amounts prior to the 4th Quarter of 2003 were immaterial to the Company's Consolidated Statement of Cash Flows.

     The restatement does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company's consolidated balance sheet, the consolidated statement of operations and any related earnings per share amounts for any of the periods presented.

     The effect of the above restatement for each of the prior periods is shown:

                                                AS PREVIOUSLY
                                               REPORTED FOR THE                   RESTATED FOR
                                                  YEAR ENDED                     THE YEAR ENDED
                                                 DECEMBER 31,      EFFECT OF      DECEMBER 31,
                                                     2003         RESTATEMENT         2003
                                               ----------------   -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options.................................      $     0           $ 444          $   444
  Cash provided by continuing operating
     activities..............................      $25,181           $ 444          $25,625
  Cash provided by operating activities......      $30,321           $ 444          $30,765
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options.................................      $ 1,534           $(444)         $ 1,090
  Cash provided by financing activities......      $   948           $(444)         $   504

                                              AS PREVIOUSLY
                                               REPORTED FOR                     RESTATED FOR
                                               THREE MONTHS                     THREE MONTHS
                                                  ENDED                            ENDED
                                                MARCH 31,        EFFECT OF       MARCH 31,
                                                   2004         RESTATEMENT         2004
                                             ----------------   -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options...............................       $    0           $ 620           $  620
  Cash provided by continuing operating
     activities............................       $3,119           $ 620           $3,739
  Cash provided by operating activities....       $2,907           $ 620           $3,527
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options...............................       $2,388           $(620)          $1,768
  Cash provided by financing activities....       $2,100           $(620)          $1,480

                                                 AS PREVIOUSLY
                                                 REPORTED FOR                    RESTATED FOR
                                                  SIX MONTHS                      SIX MONTHS
                                                     ENDED                           ENDED
                                                   JUNE 30,        EFFECT OF       JUNE 30,
                                                     2004         RESTATEMENT        2004
                                                ---------------   -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options..................................      $    0           $ 650          $   650
  Cash provided by continuing operating
     activities...............................      $9,524           $ 650          $10,174
  Cash provided by operating activities.......      $9,697           $ 650          $10,347
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options..................................      $2,607           $(650)         $ 1,957
  Cash provided by financing activities.......      $2,034           $(650)         $ 1,384

                                                 AS PREVIOUSLY
                                                 REPORTED FOR                   RESTATED FOR
                                                  NINE MONTHS                    NINE MONTHS
                                                     ENDED                          ENDED
                                                 SEPTEMBER 30,     EFFECT OF    SEPTEMBER 30,
                                                     2004         RESTATEMENT       2004
                                                ---------------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options..................................      $     0          $ 766         $   766
  Cash provided by continuing operating
     activities...............................      $12,151          $ 766         $12,917
  Cash provided by operating activities.......      $13,506          $ 766         $14,272
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options..................................      $ 3,138          $(766)        $ 2,372
  Cash provided by financing activities.......      $ 2,565          $(766)        $ 1,799

                                                 AS PREVIOUSLY
                                                 REPORTED FOR                    RESTATED FOR
                                                THE YEAR ENDED                  THE YEAR ENDED
                                                 DECEMBER 31,      EFFECT OF     DECEMBER 31,
                                                     2004         RESTATEMENT        2004
                                                ---------------   -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options..................................      $     0         $ 1,336         $ 1,336
  Cash provided by continuing operating
     activities...............................      $16,413         $ 1,336         $17,749
  Cash provided by operating activities.......      $19,346         $ 1,336         $20,682
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options..................................      $ 5,359         $(1,336)        $ 4,023
  Cash provided by financing activities.......      $ 4,786         $(1,336)        $ 3,450

                                                 AS PREVIOUSLY
                                                 REPORTED FOR                   RESTATED FOR
                                                 THREE MONTHS                   THREE MONTHS
                                                     ENDED                          ENDED
                                                   MARCH 31,       EFFECT OF      MARCH 31,
                                                     2005         RESTATEMENT       2005
                                                ---------------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options..................................      $     0         $ 1,217        $ 1,217
  Cash (used in) provided by continuing
     operating activities.....................      $(3,685)        $ 1,217        $(2,468)
  Cash (used in) provided by operating
     activities...............................      $(3,685)        $ 1,217        $(2,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options..................................      $ 6,551         $(1,217)       $ 5,334
  Cash provided by financing activities.......      $ 6,068         $(1,217)       $ 4,851

                                                 AS PREVIOUSLY
                                                 REPORTED FOR                   RESTATED FOR
                                                  SIX MONTHS                     SIX MONTHS
                                                     ENDED                          ENDED
                                                   JUNE 30,        EFFECT OF      JUNE 30,
                                                     2005         RESTATEMENT       2005
                                                ---------------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options..................................      $     0         $ 2,367        $2,367
  Cash provided by continuing operating
     activities...............................      $ 2,429         $ 2,367        $4,796
  Cash provided by operating activities.......      $ 2,429         $ 2,367        $4,796
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options..................................      $11,175         $(2,367)       $8,808
  Cash provided by financing activities.......      $10,692         $(2,367)       $8,325

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like "expects," "anticipates," "intends," "projects," or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, the outcome of the Doha round of trade negotiations, challenges to Buy American Legislation, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, the continuing war on terrorism, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

     As discussed in Note 17 to the condensed consolidated financial statements, the Company had incorrectly classified the tax effect of stock options exercised in the Consolidated Statement of Cash Flows as cash provided by financing activities under the line item proceeds from the exercise of employee stock options. For the period ended September 30, 2005 the Company has classified the tax effect of stock options exercised in the Consolidated Statement of Cash Flows as cash provided from operating activities under the line item tax benefits from exercise of stock options. The Company has restated prior periods beginning with the 4th Quarter of 2003 through the 2nd Quarter of 2005. Amounts prior to the 4th quarter of 2003 were immaterial to the financial statements. The Company plans to amend its Form 10-K for the year ended December 31, 2003 and 2004, and its Forms 10-Q for the quarterly periods ended March 31, 2005, and June 30, 2005 as soon as practicable to restate its financial statements.

     The restatement does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company's consolidated balance sheet, the consolidated statement of operations and related earnings per share amounts for any of the periods presented.

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

RESULTS OF OPERATIONS
(Dollars in millions)

  NET SALES

                                                              QUARTER ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              -------------   -----------------
                                                              2005    2004     2005      2004
                                                              -----   -----   -------   -------
Titanium Group..............................................  $31.0   $12.5   $ 95.6    $ 38.6
Fabrication and Distribution Group..........................   50.2    38.4    154.1     114.7
                                                              -----   -----   ------    ------
  Total.....................................................  $81.2   $50.9   $249.7    $153.3
                                                              =====   =====   ======    ======

  Titanium Group

     For the quarter, trade sales of titanium mill products increased over the prior year quarter by $18.5 million to $31.0 million. Approximately $14.0 million of the increase was a result of increased volume of 1.0 million pounds from the prior year level of 0.8 million pounds. Approximately $2.0 million of the increase was attributable to an increase in the average price of $1.08 per pound to $15.04 per pound. Ferro titanium and other related metallic sales increased by approximately $2.3 million over the corresponding quarter in the prior year. The increase in titanium mill products was a result of continued strong demand for titanium from aerospace markets as build rates and higher titanium usage per aircraft created increased demand for the product.

     For the nine months ended September 30, 2005, trade sales increased by $57.0 million to $95.6 million. Increased titanium mill products volume of 2.5 million pounds to 4.1 million pounds for the year to date increased sales by approximately $37.5 million. A decrease in the average price per pound had an unfavorable impact of approximately $1.0 million. Sales of ferro titanium and other related metallics increased by approximately $22.0 million.

     In the first nine months of 2005, mill product shipments to trade customers as well as to the Company's Fabrication and Distribution Group equaled 8.0 million pounds compared to 3.6 million pounds in the nine months of 2004 or a change of over 120%. Of the 8.0 million pounds 4.1 million pounds was to trade customers and of the 3.6 million pounds 1.6 million was to trade customers.

  Fabrication and Distribution Group

     Sales for F&D amounted to $50.2 million in the quarter ended September 30, 2005, compared to $38.4 million in the same period of 2004. The increase of $11.8 million occurred primarily in the Group's domestic distribution markets. Revenue increased approximately $8.0 million on increased demand and higher prices for Titanium products. The addition of Claro Precision Inc. ("Claro") in the fourth quarter of 2004 and higher revenues on the Group's fabrication activities resulted in additional revenue of approximately $3.0 million.

     In the nine months ended September 30, 2005 sales for F&D amounted to $154.1 million compared to $114.7 million in the same period of 2004. The increase of $39.4 million was a result of strong demand in the group's distribution markets both, domestic and international, as revenue increased approximately $30.0 million on increased demand and higher prices for titanium and specialty metal products. The addition of Claro in the fourth quarter of 2004 and higher revenues on the Group's fabrication activities resulted in additional revenue of approximately $10.0 million offset by the effects of a decline in the energy markets.

GROSS PROFIT (LOSS)

                                                              QUARTER ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30
                                                              --------------   -----------------
                                                               2005    2004     2005      2004
                                                              ------   -----   -------   -------
Titanium Group..............................................  $14.8    $1.1     $39.6     $(0.3)
Fabrication and Distribution Group..........................   12.1     6.5      37.8      19.0
                                                              -----    ----     -----     -----
Total.......................................................  $26.9    $7.6     $77.4     $18.7
                                                              =====    ====     =====     =====

  Titanium Group

     Gross profit increased to $14.8 million for the quarter ended September 30, 2005 from a gross profit of $1.1 million for the same period of 2004 or a favorable change of $13.7 million. The favorable change was a result of the margin impact of an increase in titanium mill product shipments to 1.8 million pounds and increased average pricing of $1.08 or $2.0 million, and an $8.0 million benefit to cost efficiency from increases in melting and production activity in titanium producing and finishing facilities. Increased revenue from the sale of ferro titanium and related metallics contributed $3.0 million to gross profit.

     For the nine months ending September 30, 2005 gross profit increased for the Titanium Group from the period ending September 30, 2004 by $39.9 million primarily as a result of volume and mix related effects. Titanium mill product shipments increased over the prior period by 4.4 million pounds resulting in an approximate margin effect of $12.0 million. Correspondingly, a 130% increase in melting and finishing activities resulted in approximately $20.0 million in improved throughput and absorption of fixed costs. Improved pricing and shipments on ferro titanium sales resulted in an $8.0 million increase in margins.

  Fabrication and Distribution Group

     Gross profit increased to $12.1 million for the quarter ended September 30, 2005 from a gross profit of $6.5 million for the same period of 2004, or a favorable change of $5.6 million. Increased revenues from domestic and international distribution markets as a result of both demand and increased prices contributed approximately $3.0 million to the change in gross profits. Demand for titanium and specialty metal products was generally stronger than the year ago period in all geographic markets. Increased revenue from newly acquired Canadian operations and increased sales from the group's fabrication locations resulted in increased gross profits of $3.0 million.

     Gross Profit increased for the Fabrication and Distribution Group for the nine months ended September 30, 2005 versus September 30, 2004 by $18.8 million as revenues from domestic and international distribution markets increased as a result of both demand and increased prices. The impact of the increased prices and demand in distribution increased margins over the prior period by approximately $12.0 million. Increased revenue from the group's fabrication and extrusion sales resulted in additional gross profit of $7.0 million. Included in the fabrication revenues was the impact of the Claro acquisition which occurred in the fourth quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                              QUARTER ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              -------------   -----------------
                                                              2005    2004     2005      2004
                                                              -----   -----   -------   -------
Titanium Group..............................................  $ 3.5   $ 2.2    $ 8.7     $ 6.6
Fabrication and Distribution Group..........................    9.4     7.8     25.9      19.8
                                                              -----   -----    -----     -----
Total.......................................................  $12.9   $10.0    $34.6     $26.4
                                                              =====   =====    =====     =====

  Titanium Group

     Selling, general and administrative ("SG&A") expenses increased in the third quarter of 2005 over the third quarter of 2004 by $1.3 million as increased incentive compensation and related expenses were $0.9 million higher. Outside audit and consulting expenses increased by $0.4 million.

     SG&A expenses increased in the first nine months of 2005 over the nine months ending September 30, 2004 by $2.1 million as increased outside audit and consulting expenses increased by $1.1 million. Incentive compensation and related expenses increased by $1.0 million.

  Fabrication and Distribution Group

     SG&A expenses for the period ending September 30, 2005 increased $1.6 million from the third quarter of 2004. The acquisition of Claro resulted in additional expenses of $1.2 million as Claro was not reflected in the third quarter of 2004. Increased compensation and related expenses were $0.4 million.

     For the nine months ending September 30, 2005 administrative and selling expenses increased $6.1 million from the period ending September 30, 2004. The acquisition of Claro in late 2004 was not reflected in the year ago period resulting in increased SG&A of $3.0 million. Increased costs for audit and consulting expenses increased by approximately $2.0 million. Increased compensation costs for the segment were also increased over the prior nine month period by $1.0 million.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES

                                                                 QUARTER       NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2005    2004    2005    2004
                                                              -----   -----   -----   -----
Titanium Group..............................................  $0.3    $0.3    $1.1    $0.9
Fabrication and Distribution Group..........................   0.1      --     0.1      --
                                                              ----    ----    ----    ----
Total.......................................................  $0.4    $0.3    $1.2    $0.9
                                                              ====    ====    ====    ====

  Titanium Group

     Research and development costs were $0.3 million for the quarter ended September 30, 2005 unchanged from the year ago quarter in 2004.

     Research and development costs increased $0.2 million for the nine months ended September 30, 2005 compared to the same period in 2004 as a result of additional research and development activity in the 2005 period.

  Fabrication and Distribution Group

     Research and development costs increased $0.1 million in the current quarter as a result of employee expenses in the company's energy projects.

OPERATING INCOME (LOSS)

                                                                 QUARTER       NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2005    2004    2005    2004
                                                              -----   -----   -----   -----
Titanium Group..............................................  $11.0   $(1.0)  $29.8   $(7.2)
Fabrication and Distribution Group..........................    2.6    (1.3)   11.8    (0.9)
                                                              -----   -----   -----   -----
Total.......................................................  $13.6   $(2.3)  $41.6   $(8.1)
                                                              =====   =====   =====   =====

  Titanium Group

     Operating income for the quarter ended September 30, 2005 increased to $11.0 million compared to a loss of $(1.0) million for the same period in 2004. The increase of $12.0 million resulted from improved gross profit of $13.7 million due to an increase in shipments of 1.7 million pounds. As a result of increased shipment activity, increased production loads and efficient throughput at producing facilities' production costs per pound decreased over the prior year ago period. Period costs increased over the 2004 period as a result of additional costs for outside services for accounting, consulting and auditing and reduced gross profits by $0.3 million. Expenses for incentive compensation and related expenses increased $0.9 million.

     Operating income for the nine months ended September 30, 2005 increased to $29.8 million compared to a loss of $(7.2) million for the same period in 2004. The increase of $37.0 million resulted from improved gross profits of $39.9 million due to an increase in shipment volume of 4.4 million pounds. Additionally, melting and production activity exceeded more than a 200% volume change resulting in improved throughput and absorption of fixed costs. Increased margins on ferro titanium, primarily as a result of escalating selling prices, contributed to the increase in gross margins. Partially offsetting the effects of volume and ferro titanium were increased administrative costs as a result of outside services and incentive compensation.

  Fabrication and Distribution Group

     Operating income for the quarter ended September 30, 2005 increased to $2.6 million compared to a loss of $(1.3) million for the same period in 2004. The increase of $3.9 million was primarily due to increased gross profits of $5.6 million partially offset by increased SG&A spending of $1.6 million. The increase in gross profit occurred in the group's distribution markets as increased revenues and margins contributed to a favorable change of approximately $2.8 million. The addition of Claro and general improvement in the group's fabrication markets improved gross profit by $2.4 million. SG&A increased as a result of the Claro acquisition in the fourth quarter of 2004 not reflected in the year ago quarter.

     Operating income for the nine months ended September 30, 2005 increased to $11.8 million compared to a loss of $(0.9) million for the same period in 2004. The increase of $12.7 million was primarily due to increased gross profits of $18.8 million partially offset by increased SG&A spending of $6.1 million. The increase in gross profit occurred as a result of increased revenues from domestic and international distribution markets and increased revenue from fabrication and extrusion sales. Partially offsetting the increase in gross margin was increased SG&A spending. SG&A spending increased as a result of the Claro acquisition which was not reflected in the prior nine month period and additional consulting, accounting and auditing costs related to installation of Sarbanes-Oxley 404 and information development costs to support requirements of management. Compensation costs also increased over the prior period.

OTHER INCOME

                                                              QUARTER ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                            -----------------   -----------------
                                                             2005      2004      2005      2004
                                                            -------   -------   -------   -------
Other Income..............................................   $0.1      $0.1      $0.5      $9.5

     Other income was unchanged from the prior year quarter at $0.1 million. Foreign exchange gains from French and Canadian operations are included in other income.

     Other income decreased by $9.0 million in the nine months ended September 30, 2005 from the nine months ended September 30, 2004. The decrease primarily occurred as a result of the receipt of a payment of $9.1 million in 2004 from Boeing related to minimum order requirements under a long term contract. Receipt of the sum in 2004 was the final payment under the contract.

INTEREST INCOME, NET

                                                              QUARTER ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                            -----------------   -----------------
                                                             2005      2004      2005      2004
                                                            -------   -------   -------   -------
Interest Income, net......................................   $0.3      $0.1      $0.6      $0.1

     Interest income increased by $0.2 million in the quarter ending September 30, 2005 from the quarter ended September 30, 2004. The increase was a result of increased income on invested cash reserves at higher average interest rates.

     Interest income increased by $0.5 million in the nine months ending September 30, 2005 from the nine months ended September 30, 2004. The increase was a result of increased income on invested cash reserves at higher average interest rates.

INCOME TAX EXPENSE

                                                             QUARTER ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                            ---------------   -----------------
                                                            2005     2004      2005      2004
                                                            ----   --------   -------   -------
Income Tax Expense........................................  $5.3   $     --    $15.2     $0.7

     The increase in income tax expense in the quarter and nine months ended September 30, 2005 over the same periods in 2004 is attributable to higher earnings in 2005. Also in 2005, $0.7 million of tax benefits for discrete adjustments reduced tax expense in the second quarter that are reflected in the year to date results to recognize two separate, but related state tax considerations: 1) an expectation that the Company will be sufficiently profitable in future years so that it will pay the income-based tax in Ohio rather than a franchise tax based on net-worth; and 2) an Ohio tax law change that phases out the income tax over a five year period.

     The effective tax rate applicable to ordinary income in 2005 approximates 37%, which is higher than the federal statutory rate of 35% principally due to state taxes, partially offset by the utilization of previously impaired foreign net operating losses that results in reported income without a corresponding tax charge, and the deduction for qualified production activities that permanently reduces tax. The actual tax rates applicable to the corresponding periods in 2004 are generally not comparable with 2005 because of the lower level of pretax income in 2004.

(LOSS)/INCOME FROM DISCONTINUED OPERATIONS

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

                                                              QUARTER ENDED    NINE MONTH ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                              --------------   -----------------
                                                               2005    2004     2005      2004
                                                              ------   -----   -------   -------
Discontinued operations.....................................  $   --   $(0.1)  $   --     $0.1

NET INCOME (LOSS)

                                                              QUARTER ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                              --------------   -----------------
                                                              2005     2004     2005      2004
                                                              -----   ------   -------   -------
Net income (loss)...........................................  $8.7    $(2.2)    $27.6     $1.0

     Net income improved by $10.9 million in the quarter ended September 30, 2005 compared to the same period in 2004. Net income represented 11% of sales in the current period compared to a loss in 2004.

     For the nine month period ending September 30, 2005 net income improved by $26.6 million compared to the same period in 2004. Net income represented 11.1% of sales in the current period compared to 0.7% in 2004.

OUTLOOK

 Overview

     Aerospace applications comprise approximately 55% of worldwide consumption and over 70% of U.S. consumption of titanium products.

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

     According to the U.S. Geological Survey (USGS), U.S. shipments of titanium mill products in 2004 increased to 42 million pounds from 34 million pounds in 2003. Aircraft manufacturers, as well as aerospace forecasters, have predicted increased build rates for large, commercial aircraft production over the next several years. This is expected to increase the demand and shipments for titanium and specialty metals in the same period. Accordingly, the USGS reported U.S. shipments of titanium mill products for the first half 2005 rose to 27 million pounds or an annual rate of 54 million pounds.

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

     Airbus is producing the largest commercial aircraft in production, the A380, and Boeing has launched a totally new aircraft, the 787. Airbus has announced the launch of another new aircraft, the A350, to compete with Boeing's 787 model. All three of these new aircraft will use substantially more titanium per aircraft than the preceding models. As a result, when production of these new aircraft increases, the demand for titanium is expected to increase significantly above previous peak markets for commercial aerospace applications. Long term, the commercial aerospace sector is expected to continue to be a very large consumer of titanium products over the next 20 years due to the forecast growth of worldwide traffic and the need to repair and replace aging commercial fleets.

     A long-term supply agreement with the Boeing Commercial Airplane Group ended 2003, with the final payment received in the first quarter of 2004. Beginning in January of 2004, business between the companies, which is not covered by other contracts within RTI, is being conducted on a non-committed basis, that is, no volume commitment by Boeing and no commitment of capacity or price by RMI.

     RTI acquired Claro Precision, Inc., in October of 2004. Claro supplies precision machining and complex sub-assemblies to the aerospace industry, primarily Bombardier. The acquisition provides RTI with additional manufacturing capabilities as well as access to the regional and business jet markets.

     RTI, through its RTI Europe subsidiary, entered into an agreement with the European Aeronautic Defense and Space Company ("EADS") in January 2005 to supply value-added titanium products and parts to the EADS group of companies, including Airbus. The contract is in place through 2008, subject to extension. The new Airbus A380 is expected to utilize more titanium per aircraft than any commercial plane yet produced. In 2003, Airbus became the world's largest producer of commercial aircraft. This continued in 2004, and this is forecast to continue for 2005.

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

     Lockheed Martin, a major customer of the Company, was awarded the largest military contract ever on October 26, 2001, for the military's $200 billion JSF program. The aircraft, which will be used by all branches of the military, is expected to consume up to 80,000 pounds of titanium per airplane depending on the model specified. Timing and order patterns, which are likely to extend well into the future for this program, have not been quantified, but may be as many as 3,000 planes over the next 30 to 40 years. The Company has entered into agreements with Lockheed and its teaming partner, BAE Systems, to be the supplier of titanium sheet and plate for the design and development phase of the program.

  Industrial and Consumer Markets

     35% of RTI's 2004 revenues were generated in various industrial and consumer markets where increased demand is expected over the next twelve months.

     Revenues from oil and gas markets are expected to increase in 2005 and beyond due to continued activity in deep water projects. In January 2005, RTI Energy Systems was selected by BP to provide titanium stress joints for its Shah Deniz project located in the Caspian Sea, Azerbaijan. Titanium was chosen because both strength and flexibility will be needed to deal with the strong currents in the development area. Fabrication will begin in the fourth quarter of 2005 and shipments will be made over the next 9 months.

     RTI serves a number of other industrial and consumer markets through its distribution businesses. The products sold and applications served are numerous and varied. The resulting diversity tends to provide sales stability through varying market conditions. Industry demand from these markets has improved substantially in 2005 and is expected to grow further in 2006.

     The Company operates a facility that produces ferro-titanium, an additive to certain grades of steel. The recent world wide demand for steel has significantly increased demand for ferro-titanium. Sales of ferro-titanium constituted over 10% of total sales in 2004. Strong demand continued for this product in the first half of 2005, weakened in the third quarter and is expected to improve somewhat in the fourth quarter.

  Backlog

     The Company's order backlog for all markets increased to approximately $428.2 million as of September 30, 2005, up from $237.9 million at December 31, 2004, principally due to increased demand from the commercial aerospace industry.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in millions)

     A restatement of the Company's Consolidated Statement of Cash Flows arose as a result of management's determination that the tax effect of employee stock options exercised were incorrectly reported as "cash flows from financing activities." These should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Company has restated prior periods beginning with the 4th Quarter of 2003 through the 2nd Quarter of 2005. Amounts prior to the 4th Quarter of 2003 were immaterial to the Company's Consolidated Statement of Cash Flows.

     The restatement does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company's consolidated balance sheet, the consolidated statement of operations and any related earnings per share amounts for any of the periods presented.

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

  Cash (used in) provided by operating activities

NINE MONTHS ENDED SEPTEMBER 30,                                2005         2004
-------------------------------                               ------     ----------
                                                                         (RESTATED)
Cash (used in) provided by operating activities.............  $(30.5)      $ 14.3

     The decrease in net cash flows from operating activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily reflects an increase in working capital items, primarily receivables and inventory, due to the improved demand in all market segments as mentioned in the "Outlook" section of this Management's Discussion and Analysis. The overall decrease in cash flows from operating activities was a result of inventory increases as demand for titanium products continued to increase in the first nine months of 2005. Partially offsetting the increase in inventories was an increase in net income on higher sales levels and increases in accounts payable and billings in excess of costs. In addition, the decrease in cash flows from operating activities was impacted by a $9.0 million pension contribution and $10.7 million in income tax payments. The decrease in cash flows from operating activities was also partially offset from the increase in tax benefits from stock options of $3.0 million.

     The increase in accounts payable is attributable to purchases of increased quantities of scrap and higher prices for both scrap and sponge. Billings in excess of costs increased primarily on two contracts for which cash had been collected but revenue was not recognized in accordance with the Company's revenue recognition criteria.

     The Company's working capital ratio was 5.9 and 8.2 to 1 at September 30, 2005 and December 31, 2004, respectively.

  Cash used in investing activities

NINE MONTHS ENDED SEPTEMBER 30,                                2005       2004
-------------------------------                               ------   ----------
                                                                       (RESTATED)
Cash used in investing activities...........................  $  7.9     $  5.8

     Gross capital expenditures for the nine months ended September 30, 2005 amounted to $7.6 million compared to $4.2 million in 2004.

     During the nine months ended September 30, 2005 and 2004, the Company's cash flow requirements for capital expenditures were funded with available cash on hand. The Company anticipates that its capital expenditures for 2005 will total approximately $13.0 million and will be funded with cash generated by operations and available cash balances.

     At September 30, 2005 and December 31, 2004, the Company had a borrowing capacity equal to $89.0 and $33.8 million, respectively.

  Cash provided by financing activities

NINE MONTHS ENDED SEPTEMBER 30,                                2005       2004
-------------------------------                               ------   ----------
                                                                       (RESTATED)
Cash provided by financing activities.......................  $ 12.9     $  1.8

     The favorable change in cash flows from financing activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily reflects an increase in proceeds from the exercise of employee stock options of $13.4 million. Partially offsetting these cash inflows was the purchase of approximately 22,000 shares of common stock that was reclassified to treasury.

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

     Under the terms of the facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company's consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At September 30, 2005, there was approximately $1.0 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $89.0 million.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the nine months ended

September 30, 2005, the Company spent approximately $0.3 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position No. 96-1, "Environmental Remediation Liabilities."

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

     At September 30, 2005, the amount accrued for future environmental-related costs was $3.6 million. Of the total amount accrued at September 30, 2005, $1.4 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $2.2 million is recorded in other non-current liabilities.

     Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $2.3 to $7.5 million in the aggregate. The Company has included in its other noncurrent assets $2.1 million as expected contributions from third parties. These third parties include prior owners of RMI property and prior customers of RMI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

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

     In December, 2003, in accordance with its terms, the Department of Energy terminated the contract "for convenience." It is not known at this time what role, if any, RMI will play in the balance of the cleanup although discussions are ongoing. Remaining soil removal is expected to take approximately 18-24 months. As license holder and owner of the site, RMI is responsible to the state of Ohio for complying with soil and water regulations. However, remaining cleanup cost is expected to be borne by the DOE in accordance with their contractual obligation. RMI will not participate in the remaining remediation except for oversight responsibilities for the new remediation contractor selected by DOE.

EMPLOYEES

     As of September 30, 2005, the Company and its subsidiaries employed 1,229 persons, 395 of whom were classified as administrative and sales personnel. 605 of the total number of employees were in the Titanium Group, while 624 were employed in the Fabrication & Distribution Group.

     The United Steelworkers of America represents 306 of the hourly, clerical and technical employees at RMI's plant in Niles, Ohio and 1 hourly employee at RMI Environmental Services in Ashtabula, Ohio. No other Company employees are represented by a union.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS 123R requires the mandatory expensing of share-based payments, including employee stock options, based on their fair value. In April 2005, the FASB delayed mandatory implementation for fiscal years beginning after December 15, 2005. As a result the standard will be adopted for the Company's 2006 fiscal year. SFAS 123R provides alternative methods of adoption including modified prospective and modified retroactive applications. The Company is currently evaluating the financial impact, including the available alternatives under SFAS 123R and SAB 107.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the Company's exposure to market risk since the Company filed its Form 10-K, as amended, on May 9, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

  (a)  Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Chief Executive Officer and Chief Administrative Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation they have concluded that the Company's disclosure controls and procedures are not effective in ensuring that all material information required to be filed in reports that the Company files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as discussed in the Company's Form 10-K as amended on May 9, 2005.

     The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Administrative Officer included a review of the restatement described in Note 17 on page 18 of this Form 10-Q, where the Company restated its consolidated statement of cash flows for periods ended December 31 2003 through June 30, 2005, including all interim periods. Management has determined that the restatement is an additional effect of the material weaknesses already described in the Form 10-K as amended on May 9, 2005. Accordingly, the restatement does not affect our previous conclusion stated in our report on internal control over financial reporting in that Form 10-K, as amended.

     In light of material weaknesses described in the Form 10-K as amended, and the effect of the Company's restatement, management continues to perform additional analysis and other post-closing procedures to ensure the Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the interim financial statements included in this report fairly present in all material respects the financial condition, results of operations and cash flows for the period presented.

  (b)  Changes in Internal Control over Financial Reporting

     The Company initiated a remediation program to address the material weaknesses identified and reported in its Form 10-K as amended on May 9, 2005. During the period since that filing the Company has performed:

     - An examination of control design at all significant locations for 2005. The Company's internal audit group along with outside audit resources performed the examination.

     - Testing of installation of a new SAP fixed asset system.

     - Hired a Vice President and Chief Accounting Officer.

     - Hired a SEC Coordinator

     - Continued work on the installation of a new financial reporting consolidation accounting system.

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

     The Company had previously reported in its Form 10-Q for the quarter ended June 30, 2005 that it had replaced the Director of Corporate Accounting and Consolidation. Additionally it had reported:

     - It had reduced the number of SAP users with unrestricted access.

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

     - Taken steps in the quarter to include a thorough review of the classification requirements of each component line item, and the individual elements that comprise each line item, of the statement of cash flows to remediate its previously disclosed material weaknesses in financial reporting.

     - Performed substantive testing for certain transactions to ensure their accuracy and compliance with GAAP.

     - Enhanced review of critical transactions and balances to ensure their accuracy.

     - Changed third-party payroll processors to those that have issued Type II SAS 70 reports in prior years.

     The Company is unable to conclude that its internal controls over financial reporting were effective as of September 30, 2005. The Company intends to evaluate many of its controls for effectiveness in the fourth quarter 2005.

                           PART II--OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Issuer Purchases of Equity Securities:

                                                                                           APPROXIMATE
                                                                     TOTAL NUMBER          DOLLAR VALUE
                                           TOTAL                  OF SHARES PURCHASED   OF SHARES THAT MAY
                                          NUMBER      AVERAGE         AS PART OF         YET BE PURCHASED
                                         OF SHARES   PRICE PAID   PUBLICLY ANNOUNCED    UNDER THE PLANS OR
PERIOD                                   PURCHASED   PER SHARE     PLANS OR PROGRAMS         PROGRAMS
------                                   ---------   ----------   -------------------   ------------------
Balance at June 30, 2005...............   22,458       $21.50           22,458             $10,610,799
July 1, 2005 - September 30, 2005......       --          n/a               --
                                          ------                        ------             -----------
Total..................................   22,458                        22,458             $10,610,799
                                          ======                        ======             ===========

     The RTI International Metals, Inc. share repurchase program was approved by RTI's Board of Directors on April 30, 1999. The program authorizes the repurchase of up to 15 million dollars of RTI common stock from time to time. There is no expiration date specified for the stock buyback program. There were no repurchases made during the quarter ended September 30, 2005.

ITEM 5.  OTHER INFORMATION

     As the Company previously reported, William T. Hull was newly appointed as the Vice President & Chief Accounting Officer of the Company on August 1, 2005. In connection with such appointment, Mr. Hull entered into an indemnification agreement with the Company on November 9, 2005 in the form set forth in Exhibit
10.1 to this Form 10-Q.

     The indemnification agreement, which is identical to those in place with the Company's executive officers and directors, provides, in summary, that the Company shall indemnify Mr. Hull against any and all expenses, including attorneys fees, judgments, fines and amounts paid in settlements, incurred as a result of threatened, pending or completed legal actions in which he is a party as a result of actions or inactions taken in his official capacity on behalf of the Company. The contractual indemnification is subject to the statutory provisions of the laws of the State of Ohio where the Company is incorporated, and excludes from indemnification any remuneration that is in violation of law, and further excludes any act or omission undertaken by an officer or director with deliberate intent to cause injury to the Company or with reckless disregard for the best interests of the Company.

ITEM 6.  EXHIBITS

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    10.1       Form of indemnification agreement.
    10.2       Pay philosophy and guiding principles covering officer
               compensation.
    31.1       Certification pursuant to Exchange Act Rules 13a-14 and
               15d-14.
    31.2       Certification pursuant to Exchange Act Rules 13a-14 and
               15d-14.
    32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          RTI INTERNATIONAL METALS, INC.
                                          --------------------------------------
                                                       (Registrant)

Date: November 14, 2005

                                          By:      /s/ WILLIAM T. HULL
                                            ------------------------------------
                                                      William T. Hull
                                             Vice President & Chief Accounting
                                                           Officer