Form 10-K/A
period 2004-12-31
RTI INTERNATIONAL METALS INC
filed 2005-12-15
CIK 1068717

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                               (AMENDMENT NO. 2)


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


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]



    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]



    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]


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


                                EXPLANATORY NOTE



     RTI International Metals, Inc. (the "Company" or "RTI") is filing this Amendment No. 2 (the "Amendment No. 2") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the United States Securities and Exchange Commission (the "SEC") on April 14, 2005 and first amended on May 9, 2005 (the original filing), to amend and restate the Consolidated Statements of Cash Flows, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Controls and Procedures disclosure. The restatement arose as a result of management's determination that the tax effect of employee stock options exercised was incorrectly reported as "cash flows from financing activities." The tax effect should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Company has restated prior periods beginning with the year ended December 31, 2003 through the second quarter of 2005. See Note 22 in the notes to the consolidated financial statements contained in this amendment for further information relating to the restatement. This Amendment No. 2 also contains the required consent of the Company's independent registered public accounting firm and re-executed certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.



     Except for the amendments discussed above, this Amendment No. 2 does not modify or update other disclosures in or exhibits to the original filing as amended. With the exception of the matters disclosed in Item 7, Item 8, Item 9(A) and Item 15 this Amendment No. 2 continues to speak as of the date of the original filing and the Company has not updated the disclosures therein to reflect events that have occurred since the date of the original filing.



     The following items are hereby amended and restated in their entirety.


                             ---------------------

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                    PART II
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     1
Item 8.      Financial Statements and Supplementary Data.................    18
Item 9(A).   Controls and Procedures.....................................    52

                                    PART IV
Item 15.     Exhibits and Financial Statement Schedules..................    58
Signatures...............................................................    61

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


     The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K/A. Based upon that evaluation, including all matters discussed in Item 9A below, they have concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective in ensuring that all material information required to be filed in reports that the Company files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of the deficiencies described in Item 9A below, the Company performed additional post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 8 below which form the basis of this discussion and analysis fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented.



     A restatement of the Company's Consolidated Statement of Cash Flows arose as a result of management's determination that the tax effect of employee stock options exercised were incorrectly reported as "cash flows from financing activities." These should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Consolidated Statements of Cash Flows for 2004 and 2003 have been restated. Amounts prior to the fourth quarter of 2003 were immaterial to the Company's Consolidated Statement of Cash Flows. The restatement does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company's consolidated balance sheet, the consolidated statement of operations and any related earnings per share amounts for any of the periods presented.


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


     All amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been amended to reflect the discontinued operation.

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

  Cash provided by operating activities


YEAR ENDED DECEMBER 31,                                       2004    2003    2002
-----------------------                                       -----   -----   -----
Cash provided by operating activities.......................  $20.7   $30.8   $41.3


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

     At December 31, 2004, the Company had a borrowing capacity equal to $33.8 million.

  Cash provided by (used in) financing activities


YEAR ENDED DECEMBER 31,                                       2004   2003   2002
-----------------------                                       ----   ----   -----
Cash provided by (used in) financing activities.............  $3.5   $0.5   $(1.0)



     The favorable change in cash flows from financing activities for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily reflects an increase in proceeds from the exercise of employee stock options to $4.0 million in 2004 from $1.1 million in 2003.

     The favorable change in cash flows from financing activities for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily reflects an increase in proceeds from exercise of employee stock options of $1.0 million.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS


                                                               PAGE
                                                               ----
Report of Independent Registered Public Accounting Firm.....    19

FINANCIAL STATEMENTS:
  Consolidated Statement of Operations for the years ended
     December 31, 2004, 2003, and 2002......................    23
  Consolidated Balance Sheet at December 31, 2004 and
     2003...................................................    24
  Consolidated Statement of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002.......................    25
  Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2004, 2003 and 2002...    26
  Notes to Consolidated Financial Statements................    27


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



     As discussed in Note 22 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.



INTERNAL CONTROL OVER FINANCIAL REPORTING



     Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that RTI International Metals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. This material weakness contributed to the following individual material weaknesses: (a) the Company did not maintain effective controls over account reconciliations or journal entries; (b) the Company did not maintain effective controls over the selection and application of generally accepted accounting principles (GAAP); (c) the Company did not maintain effective controls over consolidation and elimination adjustments; (d) the Company did not maintain effective controls over the segregation of duties; (e) the Company did not maintain effective controls over the timely and accurate preparation and review of its financial statements in accordance with GAAP; (f) the Company did not maintain effective controls over spreadsheets; and (g) the Company did not maintain effective controls over the accounting for income taxes, (2) the Company did not maintain effective control over the effectiveness of controls at two third-party service organizations, (3) the Company did not maintain effective control over the accounting for property, plant and equipment and (4) the Company did not maintain an effective control environment, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.



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



          b) The Company did not maintain effective controls over the selection and application of GAAP. Specifically, the Company incorrectly applied GAAP in accounting for: (i) the presentation of the tax effect of employee stock options exercised as a financing activity instead of an operating activity in the statement of cash flows, (ii) supplemental employment and other post-retirement benefit liabilities and expense by incorrectly accounting for unvested vacation and holiday pay expenses and incorrectly accounting for their other post-retirement benefit liability, (iii) leases by depreciating leasehold improvements over a period of time greater than the lease term, (iv) business combinations by incorrectly determining the appropriate value of stock used in acquisitions, and (v) foreign currency translation by incorrectly translating the financial statements of a foreign subsidiary. This control deficiency also resulted in the restatement, discussed in Note 22 to the consolidated financial statements, of the Company's consolidated financial statements for the years ended December 31, 2003 and 2004, its consolidated financial statements for the quarters ended March 31 and June 30, 2005, and for all quarters in 2004 as well as adjustments to the Company's consolidated financial statements for the quarter ended September 30, 2005 and audit adjustments to the Company's 2004 annual consolidated financial statements.



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



     4) As of December 31, 2004, the Company did not maintain an effective control environment. The financial reporting organizational structure was not adequate to support the size, complexity, operating activities or locations of the Company. Deficiencies, such as an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles have resulted in adjustments to the consolidated financial statements as discussed in item 1 above.

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



     In our opinion, management's assessment that RTI International Metals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in "Internal Control -- Integrated Framework" issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, RTI International Metals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control -- Integrated Framework" issued by the COSO.



     Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described above. In connection with the restatement of the Company's consolidated financial statements discussed in Note 22 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weakness described in 1b above. Accordingly, this restatement did not affect management's assessment or our opinions on internal control over financial reporting.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania



May 6, 2005, except for the restatement discussed in Note 22 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is December 15, 2005.

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2004       2003       2002
                                                         --------   --------   --------
Sales..................................................  $214,591   $195,000   $257,954
Operating costs:
Cost of sales..........................................   188,430    165,170    209,477
Selling, general and administrative expenses...........    40,004     30,706     31,812
Research, technical and product development expenses
  (Note 2).............................................     1,181      1,306      1,251
                                                         --------   --------   --------
     Total operating costs.............................   229,615    197,182    242,540
                                                         --------   --------   --------
Other operating income (Note 9)........................       538        967         --
                                                         --------   --------   --------
Operating (loss) income................................   (14,486)    (1,215)    15,414
Other income (Note 9)..................................     9,633      8,878      9,428
Interest income (expense), net.........................       142       (172)      (367)
                                                         --------   --------   --------
Income (loss) from continuing operations before income
  taxes................................................    (4,711)     7,491     24,475
(Benefit) Provision for income taxes (Note 8)..........    (2,583)     2,763      9,300
                                                         --------   --------   --------
Net (loss) income from continuing operations...........    (2,128)     4,728     15,175
Net (loss) from discontinued operations (Note 19)......      (829)       (14)       (50)
                                                         --------   --------   --------
Net (loss) income......................................  $ (2,957)  $  4,714   $ 15,125
                                                         ========   ========   ========
Basic (loss) earnings per common share (Note 4):
  Continuing operations................................  $  (0.10)  $   0.23   $   0.73
  Discontinued operations..............................     (0.04)        --         --
                                                         --------   --------   --------
  Net (loss) Income....................................  $  (0.14)  $   0.23   $   0.73
                                                         ========   ========   ========
Diluted (loss) earnings per common share (Note 4):
  Continuing operations................................  $  (0.10)  $   0.23   $   0.73
  Discontinued operations..............................     (0.04)     (0.01)     (0.01)
                                                         --------   --------   --------
  Net (loss) Income....................................  $  (0.14)  $   0.22   $   0.72
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

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                    YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                 2004            2003
                                                               RESTATED        RESTATED
                                                             (SEE NOTE 22)   (SEE NOTE 22)    2002
                                                             -------------   -------------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..........................................    $ (2,957)        $ 4,714      $15,125
Net loss from discontinued operations......................         137              14           50
Loss on disposal of discontinued operations................         692              --           --
                                                               --------         -------      -------
Net (loss) income from continuing operations...............      (2,128)          4,728       15,175
Adjustment for non-cash items included in net income:
  Depreciation and amortization............................      12,461          12,036       12,221
  Deferred income taxes....................................       2,565          (4,184)       6,297
  Stock-based compensation and other.......................       1,216           1,736        2,487
  Tax benefits from exercise of stock options..............       1,336             444           --
  Gain from sale of common stock...........................          --              --       (2,105)
  Gain on sale of property, plant and equipment............        (349)           (967)          --
Changes in assets and liabilities (net of effects of
  businesses acquired):
  Receivables..............................................     (10,136)          6,922        9,744
  Inventories..............................................      19,868          (3,746)       3,920
  Accounts payable.........................................        (938)           (728)      (2,591)
  Income taxes payable.....................................      (9,623)          4,759          (29)
  Billings in excess of costs and estimated earnings.......      (2,794)          5,114       (3,745)
  Other current liabilities................................       4,098            (373)      (3,030)
  Other assets and liabilities.............................       2,173            (116)       2,139
                                                               --------         -------      -------
     Cash provided by continuing operating activities......      17,749          25,625       40,483
     Cash provided by discontinued operating activities....       2,933           5,140          776
                                                               --------         -------      -------
     Cash provided by operating activities.................      20,682          30,765       41,259
                                                               --------         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired, and other
     investing.............................................     (24,225)             --           --
  Proceeds from disposal of property, plant and
     equipment.............................................         595           1,437           --
  Capital expenditures.....................................      (5,771)         (5,402)      (7,603)
                                                               --------         -------      -------
     Cash used in investing activities.....................     (29,401)         (3,965)      (7,603)
                                                               --------         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options.........       4,023           1,090          129
  Purchase of common stock held in treasury................        (288)           (586)        (420)
  Deferred charges related to credit facility..............        (285)             --         (735)
                                                               --------         -------      -------
     Cash provided by (used in) financing activities.......       3,450             504       (1,026)
                                                               --------         -------      -------
(Decrease) increase in cash and cash equivalents...........      (5,269)         27,304       32,630
Cash and cash equivalents at beginning of period...........      67,970          40,666        8,036
                                                               --------         -------      -------
Cash and cash equivalents at end of period.................    $ 62,701         $67,970      $40,666
                                                               ========         =======      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)........    $    426         $   443      $   373
                                                               ========         =======      =======
Cash paid for income taxes.................................    $  6,086         $ 3,165      $ 5,812
                                                               ========         =======      =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for restricted stock awards.......    $  1,301         $   955      $   478
                                                               ========         =======      =======
Capital lease obligations incurred.........................    $      6         $    40      $    --
                                                               ========         =======      =======
Common stock issued in acquisition.........................    $  7,014              --           --
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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the three years ended December 31, 2004 would have been as follows:

                                                             2004         2003          2002
                                                          ----------    ---------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss) income.......................................   $(2,957)      $4,714       $15,125
Add: Stock-based employee compensation expense included
  in reported net (loss) income, net of related tax
  effects...............................................       365          586           596
Deduct: Total stock-based employee compensation expense
  determined under fair value methods for all awards,
  net of related tax effects............................      (761)      (1,091)      $(1,127)
Pro forma net (loss) income.............................   $(3,353)      $4,209       $14,594
Net income (loss) per share:
  -As reported -basic...................................   $ (0.14)      $ 0.23       $  0.73
               -diluted.................................   $ (0.14)      $ 0.22       $  0.72
  -Pro forma -basic.....................................   $ (0.16)      $ 0.20       $  0.70
               -diluted.................................   $ (0.16)      $ 0.20       $  0.70

     Fair values of options at grant date were estimated using a Black-Scholes model and the assumptions listed below:

                                                               2004    2003    2002
                                                              ------   -----   -----
Expected life (years).......................................      5       5        5
Risk-free interest rate.....................................      3.3%    3.0%     3.0%
Expected volatility.........................................     38.0%   40.0%    40.0%
Expected weighted average fair value of options granted
  during the year...........................................  $   5.21 $  3.65 $   3.42

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

NOTE 3--ACQUISITIONS:

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
                                                                -------
                                                                $28,869
                                                                =======

     The following unaudited pro forma information for RTI is provided to include the fiscal year-end results of Claro Precision, Inc. as if the acquisition had been consummated on January 1, 2003;



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
                                                              =========   =========

NOTE 8-- INCOME TAXES:

     The "(Benefit) Provision for income taxes" caption in the Consolidated Statement of Income includes the following income tax expense (benefit) from continuing operations:

                            DECEMBER 31, 2004              DECEMBER 31, 2003             DECEMBER 31, 2002
                       ----------------------------   ---------------------------   ---------------------------
                       CURRENT   DEFERRED    TOTAL    CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL
                       -------   --------   -------   -------   --------   ------   -------   --------   ------
Federal..............  $(6,107)   $3,008    $(3,099)  $3,212    $  (721)   $2,491   $2,98 2    $5,593    $8,575
State................     116       (249)      (133)     384       (141)      243      300        306       606
Foreign..............     630         19        649      418       (389)       29      278       (159)      119
                       -------    ------    -------   ------    -------    ------   ------     ------    ------
  Total..............  $(5,361)   $2,778    $(2,583)  $4,014    $(1,251)   $2,763   $3,560     $5,740    $9,300
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


NOTE 22-- RESTATEMENT OF CASH FLOW STATEMENT FOR THE TAX EFFECTS OF STOCK OPTIONS EXERCISED:



     A restatement of the Company's Consolidated Statement of Cash Flows arose as a result of management's determination that the tax effect of employee stock options exercised was incorrectly reported as "cash flows from financing activities." These should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Consolidated Statements of Cash Flows for 2004 and 2003 have been restated. Amounts prior to the fourth quarter of 2003 were immaterial to the Company's Consolidated Statement of Cash Flows.



     The restatement does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company's consolidated balance sheet, the consolidated statement of operations and any related earnings per share amounts for any of the periods presented.

     The effect of the above restatement for each of the prior periods is shown below:



                                               AS PREVIOUSLY
                                              REPORTED FOR THE                 AS RESTATED FOR
                                                 YEAR ENDED                     THE YEAR ENDED
                                                DECEMBER 31,      EFFECT OF      DECEMBER 31,
                                                    2003         RESTATEMENT         2003
                                              ----------------   -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options................................      $     0           $ 444          $   444
  Cash provided by continuing operating
     activities.............................      $25,181           $ 444          $25,625
  Cash provided by operating activities.....      $30,321           $ 444          $30,765
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options................................      $ 1,534           $(444)         $ 1,090
  Cash provided by financing activities.....      $   948           $(444)         $   504



                                                AS PREVIOUSLY
                                                REPORTED FOR                   AS RESTATED FOR
                                               THE YEAR ENDED                  THE YEAR ENDED
                                                DECEMBER 31,      EFFECT OF     DECEMBER 31,
                                                    2004         RESTATEMENT        2004
                                               ---------------   -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Tax benefits from exercise of stock
     options.................................      $     0         $ 1,336         $ 1,336
  Cash provided by continuing operating
     activities..............................      $16,413         $ 1,336         $17,749
  Cash provided by operating activities......      $19,346         $ 1,336         $20,682
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock
     options.................................      $ 5,359         $(1,336)        $ 4,023
  Cash provided by financing activities......      $ 4,786         $(1,336)        $ 3,450



ITEM 9A.  CONTROLS AND PROCEDURES



  DISCLOSURE CONTROLS AND PROCEDURES



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



     As set forth in detail below, management has completed its assessment of internal control over financial reporting for the year ended December 31, 2004, as required by Item 308 of Regulation S-K and has determined that it had several control deficiencies that each represented a material weakness. In light of the deficiencies described below, the Company performed additional post-closing procedures to ensure its consolidated financial statements, were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the Company's financial statements as presented in Item 8 of this Form 10-K/A Amendment No. 2 fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.



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

     As an "accelerated filer," the Company was required to comply with SOX 404 for the year ended December 31, 2004, and thus management's report on its internal control assessment, as well as the attestation report of the Company's independent registered public accounting firm on management's annual assessment, as of the end of the year 2004, was to have been included in the Form 10-K for the year ended December 31, 2004. Because management had not completed its review and report by the Form 10-K original due date of March 16, 2005, the Company filed a Form 12b-25 on March 17, 2005, disclosing, among other things, that its review and report were not completed. The Company did complete it's year end closing process and filed its Form 10-K on April 14, 2005. However, as of the date of the filing of the Form 10-K, management had still not completed its report and review on its internal control for the year ended 2004, and so indicated in the Form 10-K. Management has completed that review and reports its conclusions as follows:



  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS RESTATED)



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



             b) The Company did not maintain effective controls over the selection and application of generally accepted accounting principles ("GAAP"). Specifically, the Company incorrectly applied GAAP in accounting for: (i) the presentation of cash flows in the consolidated statement of cash flows by incorrectly presenting the tax effect of employee stock options exercised as a financing activity instead of an operating activity, (ii) supplemental employment and other post-retirement benefit liabilities and expense by incorrectly accounting for unvested vacation and holiday pay expenses and incorrectly accounting for its other post-retirement benefit liability,
        (iii) leases by depreciating
        leasehold improvements over a period of time greater than the lease term, (iv) business combinations by incorrectly determining the appropriate value of stock used in acquisitions, and (v) foreign currency translation by incorrectly translating the financial statements of a foreign subsidiary. This control deficiency also resulted in the restatement, discussed in Note 22 to the consolidated financial statements, of the Company's consolidated financial statements for the years ended December 31, 2003 and 2004, its consolidated financial statements for the quarters ended March 31 and June 30, 2005, and for all quarters in 2004 as well adjustments to the Company's consolidated financial statements for the quarter ended September 30, 2004 and audit adjustments to the Company's 2004 annual consolidated financial statements.



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



             f) The Company did not maintain effective controls over certain spreadsheets. Specifically, the Company's controls over the completeness, accuracy, validity, and restricted access and the review of certain spreadsheets used in the period-end financial statement preparation and reporting process were either not designed appropriately or did not operate as designed. These control deficiencies did not result in audit adjustments to the Company's consolidated financial statements.



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



     Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based upon the criteria established in "Internal Control--Integrated Framework" issued by COSO.



     We have excluded Claro Precision, Inc. from our assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company through a purchase business combination in October 2004. Claro Precision Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 9% and approximately 2%, respectively, of the related consolidated financial statement amounts as of and for the year-ended December 31, 2004. Our conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2004 does not include the internal control over financial reporting of Claro Precision, Inc.



     Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses described above. In connection with the restatement of the Company's consolidated financial statements discussed in Note 22 to the consolidated financial statements, our management has determined that the restatement was an additional effect of the material weakness described in 1b above. Accordingly, this restatement does not affect the previous conclusion stated in our report on internal control over financial reporting.



     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by the Company's independent registered public accounting firm, as stated in their report which appears herein.



  MANAGEMENT'S REMEDIATION INITIATIVES



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



     Period-ending financial reporting process, identified as material weaknesses 1(a) through (g) above:



     The Company's planned remediation measures are intended to address material weaknesses in internal controls related to the period-end financial reporting process that have the potential of preventing the accurate preparation and review of the Company's consolidated financial statements in future financial periods. The Company's planned remediation measures include the following:



     - The Company plans to implement new and enhanced procedures to ensure that non-routine transactions are identified and reviewed during the period-end financial reporting process to ensure proper accounting treatment.



     - The Company plans to enhance its period-end closing procedures by implementing critical reviews of account reconciliations, controls over spreadsheets and standardized checklists to ensure such procedures are consistently and effectively applied throughout the organization. In addition, the Company has enhanced supervisory reviews over journal entries, including non-standard journal entries.



     - Spreadsheet Controls:



      - Management plans to implement the appropriate end user computing controls and to ensure that spreadsheets used in the period-end financial reporting process are appropriately controlled.



     - Period End Consolidation Process



      - The Company plans on implementing an automated consolidation system. In the interim, the Company is increasing its supervisory review of the consolidation process.



     - Segregation of Duties:



      - Management plans to implement the following remediation activities:



        - Reduced the number of business information system ("SAP") users with unrestricted access



        - Implemented a plan to utilize an automated review of all SAP user accesses



        - Expand the use of automated controls to monitor and detect inappropriate access and transaction execution within the information system



        - Review the organizational structure to implement compensating or redundant controls by supervisory personnel in those situations where segregation of duties are not adequately established due to limited resources



     - Tax Accounting:



      - The Company plans to implement the following remediation activities:



        - Create and staff the position of tax accounting manager in the accounting and finance organization to provide oversight over the income tax accounting performed by the organization and strengthen the income tax accounting function within the accounting and finance organization



        - Implement definitive standards and procedures for the detailed review and approval of documentation and reconciliations supporting all tax accounts and related journal entries by subject matter experts



        - Enhance internal audit procedures performed over the accounting for income taxes



     - External Financial Statement Preparation and Reporting Process

      - The Company's planned remediation measures are intended to address material weaknesses related to the external financial statement preparation and reporting process. The Company plans to implement the following remediation measures:



        - Enhance the communication and distribution of its accounting policies and procedures



        - Develop a process to more effectively accumulate and analyze information required for financial statement disclosures



      - Personnel



        - The Company plans to ensure that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements by performing the following:



         - The Company's chief financial officer, with assistance from senior financial staff, will review and adapt the overall organizational design and reporting structure of the finance organization within the Company to ensure the appropriately skilled and adequate staffing to support the Company's financial reporting responsibilities



         - Retain and to continue to retain the services of outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge to work under the supervision and direction of the Company's management and to supplement the Company's existing accounting personnel



  THIRD PARTY SERVICE PROVIDERS, IDENTIFIED AS MATERIAL WEAKNESS 2 ABOVE:



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



     - The Company will begin a process to determine the appropriate balance between utilizing third party internal audit outsourcing resources and those resources which should be internally developed and hired. The Company has already begun to create, and will continue to sufficiently staff, its own internal audit department to assist in enhancing the existing internal controls and to provide effective internal control over its financial reporting.



     - The Company's chief financial officer, with assistance from senior financial staff, will review and adapt the overall organizational design and reporting structure of the finance organization within the Company to ensure the appropriately skilled and adequate staffing to support the Company's financial reporting responsibilities.



     - Centralize the internal controls affecting payroll processing for the Titanium Group.

     - Ensure that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements



     - Retain and to continue to retain the services of outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge, to work under the supervision and direction of the Company's management, and to supplement the Company's existing accounting personnel.



  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING



     The discussion above under "Management's Remediation Initiatives" describes the material planned changes to the Company's internal control over financial reporting subsequent to the year-ended December 31, 2004.



     There were no changes in internal control over financial reporting during the fourth quarter in 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.


                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as a part of this report:


        1. The financial statements contained in Item 8 hereof;



        2. The financial statement schedules contained in Item 8 hereof; and



        3. The following Exhibits:

EXHIBITS

     The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.


EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  2.0*   Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 1
  2.1*   Stock Purchase Agreement, dated as of October 1, 1998, by
         and among RTI International Metals, Inc., New Century
         Metals, Inc., Richard R. Burkhart and Joseph H. Rice,
         incorporated by reference to Exhibit 2.1 and 2.2 to the
         Company's Current Report on Form 8-K dated October 15, 1998
  2.2*   Asset Purchase Agreement, dated October 1, 1998, by and
         among Weld-Tech Engineering Services, L.P. and Weld-Tech
         Engineering, L.P., incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
         October 15, 1998
  2.3*   Claro purchase agreement, incorporated by reference to
         Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended 9/30/04.
  3.1*   Amended and Restated Articles of Incorporation of the
         Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1999
  3.2*   Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company's Registration
         Statement on Form S-4 No. 333-61935
  3.3*   RTI International Metals, Inc., Code of Ethical Business
         Conduct, incorporated by reference to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2003.
  4.1*   Credit Agreement between RTI International Metals, Inc. and
         PNC Bank, National Association, as agent; U.S. Bank,
         National City Bank of Pennsylvania and Lasalle Bank,
         National Association as co-agents, dated as of April 12,
         2002, incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended June 30,
         2002
 10.1*   RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration
         Statement on Form S-1 No. 33-30667 Amendment No. 2
 10.2*   RMI Titanium Company 1989 Stock Option Incentive Plan,
         incorporated by reference to exhibit 10.4 to the Company's
         Registration Statement on Form S-1 No. 33-30667 Amendment
         No. 2
 10.3*   RTI International Metals, Inc. Supplemental Pension Plan
         effective August 1, 1987, amended January 28, 2000 and
         further amended January 30, 2004, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 2003
 10.4*   RTI International Metals, Inc. Excess Benefits Plan
         effective July 18, 1991, as amended January 28, 2000,
         incorporated by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         2000
 10.5*   RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
 10.6*   Employment agreement, dated August 1, 1999, between the
         Company and John H. Odle, incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
 10.7*   Employment agreement, dated August 1, 1999, between the
         Company and T. G. Rupert, incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
 10.8*   Employment agreement, dated August 1, 1999 between the
         Company and Dawne S. Hickton, incorporated by reference to
         Exhibit 10.12 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999
 10.9*   Employment agreement, dated August 1, 1999 between the
         Company and Lawrence W. Jacobs, incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10.10*  Employment agreement, dated November 1, 1999, between the
         Company and Gordon L. Berkstresser, incorporated by
         reference to Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999
 10.11*  Letter Agreement, dated December 3, 2003, between the
         Company and T.G. Rupert, with respect to retirement
         benefits, incorporated by reference to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2003.
 10.12*  RTI International Metals, Inc., 2004 Stock Plan effective
         January 28, 2005, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-8 No.
         333-122357 dated January 28, 2005
 10.13*  Form of Non-Qualified Stock Option Grant under the RTI
         International Metals, Inc. 2004 Stock Plan
 10.14*  Form of Restricted Stock Grant under the RTI International
         Metals, Inc. 2004 Stock Plan
 10.15*  RTI International Metals, Inc., Board of Directors
         Compensation Program
 21.1*   Subsidiaries of the Company
 23.1+   Consent of Independent Registered Public Accounting Firm
 24.1*   Powers of Attorney
 31.1+   Certification of Chief Executive Officer required by Item
         307 of Regulation S-K as promulgated by the Securities and
         Exchange Commission and pursuant to Section 302 of
         Sarbanes-Oxley Act of 2002
 31.2+   Certification of Chief Financial Officer required by Item
         307 of Regulation S-K as promulgated by the Securities and
         Exchange Commission and pursuant to Section 302 of
         Sarbanes-Oxley Act of 2002
 32.1+   Certification of Chief Executive Officer Pursuant to 18
         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002
 32.2+   Certification of Chief Financial Officer Pursuant to 18
         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002
 99.1*   Financial Statements of The RMI Employee Savings and
         Investment Plan for the year ended December 31, 2002 (to be filed by amendment)
 99.2*   Financial Statements of The RMI Bargaining Unit Employee
         Savings and Investment Plan for the year ended December 31,
         2002 (to be filed by amendment)


---------------


* Previously filed.



+ Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RTI INTERNATIONAL METALS, INC.


                                          By        /s/ WILLIAM T. HULL

                                            ------------------------------------
                                                      William T. Hull
                                                      Vice President &
                                                  Chief Accounting Officer



Dated: December 15, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
CRAIG R. ANDERSSON, Director;

NEIL A. ARMSTRONG, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

JOHN H. ODLE, Director;

                     /s/ TIMOTHY RUPERT                                 December 15, 2005
------------------------------------------------------------
                        T. G. Rupert
                      Attorney-in-Fact

                   /s/ TIMOTHY G. RUPERT                                December 15, 2005
------------------------------------------------------------
                        T. G. Rupert
             President, Chief Executive Officer
                        and Director

                         RTI INTERNATIONAL METALS, INC.



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                 (IN THOUSANDS)



                                                                (CHARGED)
                                                  BALANCE AT   CREDITED TO   WRITEOFFS           BALANCE
                                                  BEGINNING     COSTS AND     AGAINST            AT END
DESCRIPTION                                        OF YEAR      EXPENSES     ALLOWANCE   OTHER   OF YEAR
-----------                                       ----------   -----------   ---------   -----   -------

Year ended December 31, 2004:
  Allowance for doubtful accounts...............   $(1,378)       $(518)       $419      $ (8)   $(1,485)
                                                   =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes......................................   $    --        $ 577        $ --      $ --    $   577
                                                   =======        =====        ====      ====    =======
  Allowance for U.S. Customs on Duty Drawback...   $  (381)       $ 162        $ --      $ --    $  (219)
                                                   =======        =====        ====      ====    =======
Year ended December 31, 2003:
  Allowance for doubtful accounts...............   $(1,205)       $(601)       $428      $ --    $(1,378)
                                                   =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes......................................   $    --        $  --        $ --      $ --    $    --
                                                   =======        =====        ====      ====    =======
  Allowance for U.S. Customs on Duty Drawback...   $    --        $(381)       $ --      $ --    $  (381)
                                                   =======        =====        ====      ====    =======
Year ended December 31, 2002:
  Allowance for doubtful accounts...............   $(1,219)       $(769)       $783      $ --    $(1,205)
                                                   =======        =====        ====      ====    =======
  Valuation allowance for deferred income
     taxes......................................   $    --        $  --        $ --      $ --    $    --
                                                   =======        =====        ====      ====    =======
  Allowance for U.S. Customs on Duty Drawback...   $    --        $  --        $ --      $ --    $    --
                                                   =======        =====        ====      ====    =======