Form 10-Q/A
period 2005-03-31
RTI INTERNATIONAL METALS INC
filed 2005-12-15
CIK 1068717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                  FORM 10-Q/A


                               (AMENDMENT NO. 1)


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


                                  YES ___NO X


At May 1, 2005, 22,166,934 shares of common stock of the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         RTI INTERNATIONAL METALS, INC.


                                  FORM 10-Q/A

                          QUARTER ENDED MARCH 31, 2005

                                     INDEX


EXPLANATORY NOTE



     RTI International Metals, Inc. is filing this Form 10-Q/A for the three months ended March 31, 2005 to reflect the restatement of its consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. The restatement arose as a result of management's determination that the tax effect of employee stock options exercised were incorrectly reported as "cash flows from financing activities." The tax effect should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Consolidated Statements of Cash Flows for 2005 and 2004 have been restated. See note 17 in the notes to the consolidated financial statements contained in this amendment for further information relating to the restatement.



     No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of Form 10-Q with the Securities and Exchange Commission on May 10, 2005.



     The following Items are hereby amended and restated in their entirety.



                                                                               PAGE
                                                                               ----
PART I--CONDENSED FINANCIAL INFORMATION

Item 1.          Financial Statements........................................    2
     Consolidated Statement of Operations (Unaudited)........................    2
     Consolidated Balance Sheet (Unaudited)..................................    3
     Consolidated Statement of Cash Flows (Unaudited)........................    4
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)...    5
     Selected Notes to Consolidated Financial Statements (Unaudited).........    6

Item 2.          Management's Discussion and Analysis of Financial Condition    17
                 and Results of Operations...................................

Item 4.          Controls and Procedures.....................................   28

PART II--OTHER INFORMATION

Item 6.          Exhibits....................................................   30

Signatures...................................................................   31

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

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                      QUARTER ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                  2005            2004
                                                              -------------   -------------
                                                               (RESTATED)      (RESTATED)
                                                              (SEE NOTE 17)   (SEE NOTE 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     $ 8,399         $ 2,775
Net income from discontinued operations.....................          --             131
                                                                 -------         -------
Net income from continuing operations.......................       8,399           2,644
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       3,133           2,925
  Deferred income taxes.....................................        (315)          1,778
  Stock-based compensation and other........................         450             306
  Tax benefits from exercise of stock options...............       1,217             620
  Other.....................................................        (627)            (73)
CHANGES IN ASSETS AND LIABILITIES:
  Receivables...............................................      (6,454)         (2,437)
  Inventories...............................................     (26,864)          8,716
  Accounts payable..........................................      12,547          (4,324)
  Income taxes payable......................................       4,305          (1,707)
  Billings in excess of costs and estimated earnings........         225          (4,742)
  Other current liabilities.................................         988             (41)
  Other assets and liabilities..............................         528              74
                                                                 -------         -------
     Cash (used) provided by continuing operating
      activities............................................      (2,468)          3,739
     Cash (used) by discontinued operating activities.......          --            (212)
                                                                 -------         -------
     Cash (used) provided by operating activities...........      (2,468)          3,527
                                                                 -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired, and other investing...        (290)             --
  Capital expenditures......................................      (1,784)         (1,852)
                                                                 -------         -------
     Cash used in investing activities......................      (2,074)         (1,852)
                                                                 -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........       5,334           1,768
  Purchase of common stock held in treasury.................        (483)           (288)
                                                                 -------         -------
     Cash provided by financing activities..................       4,851           1,480
                                                                 -------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................           3             109
                                                                 -------         -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................         312           3,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      62,701          67,970
                                                                 -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     $63,013         $71,234
                                                                 =======         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........     $    96         $    99
  Cash paid for income taxes................................     $    18         $ 4,027
NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for restricted stock awards......     $ 1,355         $ 1,036
  Capital lease obligations incurred........................     $    36         $    --


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
                                                                -------
                                                                $28,869
                                                                =======


     The following unaudited pro forma information for RTI is provided to include the results of Claro Precision, Inc. as if the acquisition had been consummated at the beginning of the period presented;



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

NOTE 17--RESTATEMENT OF STATEMENT OF CASH FLOWS FOR THE TAX EFFECTS OF STOCK OPTIONS EXERCISED



     A restatement of the Company's Consolidated Statement of Cash Flows arose as a result of management's determination that the tax effect of employee stock options exercised were incorrectly reported as "cash flows from financing activities." These should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Consolidated Statements of Cash Flows for 2005 and 2004 have been restated.



     The restatement does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company's consolidated balance sheet, the consolidated statement of operations and any related earnings per share amounts for any of the periods presented.



     The effect of the above restatement for each period is shown below:



                                              AS PREVIOUSLY
                                               REPORTED FOR                   AS RESTATED FOR
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



                                                 AS PREVIOUSLY
                                                 REPORTED FOR                    AS RESTATED
                                                 THREE MONTHS                     FOR THREE
                                                     ENDED                      MONTHS ENDED
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


     A restatement of the Company's Consolidated Statement of Cash Flows arose as a result of management's determination that the tax effect of employee stock options exercised were incorrectly reported as "cash flows from financing activities." These should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Consolidated Statements of Cash Flows for 2005 and 2004 have been restated. The restatement does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company's consolidated balance sheet, the consolidated statement of operations and any related earnings per share amounts for any of the periods presented.


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

  Cash (used) provided by operating activities


THREE MONTHS ENDED MARCH 31,                                  2005    2004
----------------------------                                  -----   ----
Cash (used) provided by operating activities................  $(2.5)  $3.5



     The decrease in net cash flows from operating activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily reflects an increase in inventory levels due to the improved demand in all market segments as mentioned in the "Outlook" section of Management's Discussion and Analysis. The overall decrease in cash flows from operating activities, due to increased inventory levels, was partially offset from cash generated due to increases in net income, accounts payable and other balance sheet line items. In addition, the overall decrease in cash flows from operating activities was partially offset by the increase in tax benefits from stock options. The Company's income tax liability substantially increased in the quarter ended March 31, 2005 as a result of improved operating income. The liability for billings in excess of costs increased during the quarter as new work on projects increased over the prior period.


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

     At March 31, 2005 and December 31, 2004, the Company had a borrowing capacity equal to $64.3 and $33.8 million, respectively.

  Cash provided by financing activities


THREE MONTHS ENDED MARCH 31,                                  2005   2004
----------------------------                                  ----   ----
Cash provided by financing activities.......................  $4.9   $1.5



     The favorable change in cash flows from financing activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily reflects an increase in proceeds from the exercise of employee stock options of $3.6 million.


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


     The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Administrative Officer included a review of the restatement described in Note 17 on page 17 of this Form 10-Q/A, where the Company restated its consolidated statement of cash flows for periods ended March 31, 2004 and 2005, including all interim periods. Management has determined that the restatement is an additional effect of the material weaknesses already described in the Form 10-K/A Amendment No. 2.



     In light of material weaknesses described in our Form 10-K/A Amendment No. 2, management continues to perform additional analysis and other post-closing procedures to ensure our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.


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

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS


     (a) Exhibits


           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
            10.1     Form of Indemnification Agreements with certain directors
                     and executive officers(1)
            10.2     Summary of Executive Compensation
            31.1     Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
            31.2     Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
            32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------


(1) Previously filed.

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

                                          RTI INTERNATIONAL METALS, INC.
                                          --------------------------------------
                                                       (Registrant)


Date: December 15, 2005



                                          By:      /s/ WILLIAM T. HULL

                                            ------------------------------------

                                                      William T. Hull


                                            Vice President and Chief Accounting
                                                           Officer