Form 10-Q/A
period 2005-06-30
RTI INTERNATIONAL METALS INC
filed 2005-12-15
CIK 1068717

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

                         RTI INTERNATIONAL METALS, INC.


                                  FORM 10-Q/A

                          QUARTER ENDED JUNE 30, 2005

                                     INDEX


EXPLANATORY NOTE



     RTI International Metals, Inc. is filing this Form 10-Q/A for the period ended June 30, 2005 to reflect the restatement of its consolidated statements of cash flows for the period ended June 30, 2005 and 2004. The restatement arose as a result of management's determination that the tax effect of employee stock options exercised were incorrectly reported as "cash flows from financing activities." The tax effect should have been reported as "cash flows from operating activities" as prescribed by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of Nonqualified Employee Stock Options." The Consolidated Statements of Cash Flows for 2005 and 2004 have been restated. See note 17 in the notes to the consolidated financial statements contained in this amendment for further information relating to the restatement.



     No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of Form 10-Q with the Securities and Exchange Commission on August 9, 2005.



     The following Items are hereby amended and restated in their entirety.



                                                                               PAGE
                                                                               ----
PART I--FINANCIAL INFORMATION

Item 1.          Financial Statements:.......................................    2
     Consolidated Statement of Operations (Unaudited)........................    2
     Consolidated Balance Sheet (Unaudited)..................................    3
     Consolidated Statement of Cash Flows(Unaudited).........................    4
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)...    5
     Condensed Notes to Consolidated Financial Statements (Unaudited)........    6

Item 2.          Management's Discussion and Analysis of Financial Condition    19
                 and Results of Operations...................................

Item 4.          Controls and Procedures.....................................   31

PART II--OTHER INFORMATION

Item 6.          Exhibits....................................................   33

Signatures...................................................................   34

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

                         RTI INTERNATIONAL METALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              -----------------------------
                                                                  2005            2004
                                                              -------------   -------------
                                                               (RESTATED)      (RESTATED)
                                                              (SEE NOTE 17)   (SEE NOTE 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 18,979         $ 3,208
Income from discontinued operations, net of tax.............          --             238
                                                                --------         -------
Income from continuing operations...........................      18,979           2,970
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       6,462           5,848
  Stock-based compensation and other........................         807             542
  Tax benefits from exercise of stock options...............       2,367             650
  (Gain) loss on sale of property, plant and equipment......          (4)              4
  Other.....................................................        (371)            (99)
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
  Receivables...............................................     (15,210)         (7,112)
  Inventories...............................................     (44,462)         12,425
  Accounts payable..........................................      12,923          (3,696)
  Income taxes payable......................................       6,583          (4,766)
  Billings in excess of costs and estimated earnings........       8,862          (1,329)
  Other current liabilities.................................       7,034           1,902
  Other assets and liabilities..............................         826           2,835
                                                                --------         -------
  Cash provided by continuing operating activities..........       4,796          10,174
  Cash provided by discontinued operating activities........          --             173
                                                                --------         -------
     Cash provided by operating activities..................       4,796          10,347
                                                                --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired, and other investing...        (290)             --
  Proceeds from disposal of property, plant and equipment...           5              75
  Capital expenditures......................................      (4,553)         (2,285)
                                                                --------         -------
     Cash used in investing activities......................      (4,838)         (2,210)
                                                                --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options..........       8,808           1,957
  Purchase of common stock held in treasury.................        (483)           (288)
  Deferred charges related to credit facility...............          --            (285)
                                                                --------         -------
     Cash provided by financing activities..................       8,325           1,384
                                                                --------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................         211             112
                                                                --------         -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................       8,494           9,633
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      62,701          67,970
                                                                --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $ 71,195         $77,603
                                                                ========         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........    $    142         $   238
  Cash paid for income taxes................................    $    311         $ 2,948
NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for vested restricted stock
     awards.................................................    $  1,620         $   769
  Capital lease obligations incurred........................    $     36         $     6


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

     If compensation expense for the Company's stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the quarter ended and six months ended June 30, 2005 and 2004 would have been as follows (dollars in thousands; except per share amounts):


                                           QUARTER ENDED      SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                          ----------------    ----------------
                                           2005      2004      2005      2004
                                          -------   ------    -------   ------
                                            (UNAUDITED)         (UNAUDITED)
Net income..............................  $10,580   $  433    $18,979   $3,208
Add: Stock-based employee compensation
  expense included in reported net
  (loss) income, net of related tax
  effects...............................      187      170        351      290
Deduct: Total stock-based employee
  compensation expense determined under
  fair value methods for all awards, net
  of related tax effects................     (323)    (372)      (613)    (695)
                                          -------   ------    -------   ------
Pro forma net income....................  $10,444   $  231    $18,717   $2,803
                                          =======   ======    =======   ======
Net income per share:
  As reported -basic....................  $  0.48   $ 0.02    $  0.86   $ 0.15
               -diluted.................     0.47     0.02       0.84     0.15
  Pro forma -basic......................     0.47     0.01       0.85     0.13
              -diluted..................     0.46     0.01       0.83     0.13



     Included in the Company's income for the quarters ended June 30, 2005 and 2004 is stock-based compensation expense relating to restricted stock grants amounting to $275 and $207, respectively. Net of tax, these amounts were $187 and $170, respectively. For the six months ended June 30, 2005 and 2004, the expense amounted to $535 and $354, respectively. Net of tax these amounts were $350 and $267, respectively. (See Note 16 -- new accounting pronouncements-discussion on FAS 123R)


NOTE 5--INCOME TAXES

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

     The effect of the above restatement for each period is shown below:



                                                 AS PREVIOUSLY
                                                 REPORTED FOR                     AS RESTATED
                                                  SIX MONTHS                    FOR SIX MONTHS
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



                                                 AS PREVIOUSLY
                                                 REPORTED FOR                    AS RESTATED
                                                  SIX MONTHS                       FOR SIX
                                                     ENDED                      MONTHS ENDED
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



NOTE 18--SUBSEQUENT EVENT


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

  Cash provided by operating activities


SIX MONTHS ENDED JUNE 30,                                     2005   2004
-------------------------                                     ----   -----
Cash provided by operating activities.......................  $4.8   $10.3



     The decrease in net cash flows from operating activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily reflects an increase in working capital items, primarily receivables and inventory, due to the improved demand in all market segments as mentioned in the "Outlook" section of this Management's Discussion and Analysis. The overall decrease in cash flows from operating activities was a result of inventory increases as demand for titanium products continued to increase in the first half of 2005. Partially offsetting the increase in inventories was an increase in net income on higher sales levels and increases in accounts payable and billings in excess of costs. In addition, the overall decrease in cash flows from operating activities was partially offset by an increase in tax benefits from stock options of $1.7 million.


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

     At June 30, 2005 and December 31, 2004, the Company had a borrowing capacity equal to $89.0 and $33.8 million, respectively.

  Cash provided by financing activities


SIX MONTHS ENDED JUNE 30,                                     2005   2004
-------------------------                                     ----   ----
Cash provided by financing activities.......................  $8.3   $1.4



     The favorable change in cash flows from financing activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily reflects an increase in proceeds from the exercise of employee stock options of $6.9 million. Partially offsetting these cash inflows was the purchase of approximately 22,000 shares of common stock that was reclassified to treasury.


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


     The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Administrative Officer included a review of the restatement described in Note 17 on page 17 of this Form 10-Q/A, where the Company restated its consolidated statement of cash flows for periods ended June 30, 2004 and 2005, including all interim periods. Management has determined that the restatement is an additional effect of the material weaknesses already described in the Form 10-K/A Amendment No. 2.



     In light of material weaknesses described in the Form 10-K/A Amendment No. 2, management continues to perform additional analysis and other post-closing procedures to ensure the Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the interim financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.


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


     - Performed substantive testing at one of its health care providers to establish increased certainty over the Company's health care expenses and liabilities.


     The Company is unable to conclude that its internal controls over financial reporting were effective as of June 30, 2005. The Company intends to evaluate many of its controls for effectiveness in the third quarter.

                           PART II--OTHER INFORMATION



ITEM 6.  EXHIBITS



           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
           10.1      Form of indemnification agreement.(1)
           31.1      Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
           31.2      Certification pursuant to Exchange Act Rules 13a-14 and
                     15d-14.
           32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                          RTI INTERNATIONAL METALS, INC.
                                          --------------------------------------
                                                       (Registrant)


Date: December 15, 2005



                                                  /s/ WILLIAM T. HULL

                                          --------------------------------------

                                                     William T. Hull


                                           Vice President and Chief Accounting
                                                         Officer