Form 10-K
period 2005-12-31
RTI INTERNATIONAL METALS INC
filed 2006-03-16
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-14437
RTI INTERNATIONAL METALS, INC.
(Exact name of registrant as specified in its charter)

Ohio	52-2115953
(State of Incorporation)	(I.R.S. Employer Identification No.)

1000 Warren Avenue, Niles, Ohio	44446
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: 330-544-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $495 million as of June 30, 2005. The closing price of common shares on June 30, 2005, as reported on the New York Stock Exchange was $31.41. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
      Number of shares of common stock outstanding at February 28, 2006 was 23,087,972
Documents Incorporated by Reference:
Selected Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

RTI INTERNATIONAL METALS, INC.
AND CONSOLIDATED SUBSIDIARIES
       As used in this report, the terms “RTI,” “Company” and “Registrant” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.	BUSINESS
The Company
      RTI International Metals, Inc. (the “Company” or “RTI”) is a leading U.S. producer of titanium mill products and fabricated metal components for the global market. The Company is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure on October 1, 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of aerospace, defense and industrial applications. The Titanium Group also produces ferro titanium alloys for steel-making customers and processes and distributes titanium powder. The Fabrication and Distribution Group is comprised of companies that fabricate, machine, assemble and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.
      On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc. (“Claro”) of Montreal, Quebec, Canada. Claro is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry. The purchase was made with available cash on hand and newly issued common stock. The results of operations are included in the quarter beginning October 1, 2004 (date of purchase). Claro operates and reports under the Company’s Fabrication and Distribution segment.
Industry Overview
      Titanium is one of the newest specialty metals. Its physical characteristics include a high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Historically, a majority of the U.S. titanium industry’s output has been used in aerospace applications. However, in recent years similar significant quantities of the industry’s output are used in non-aerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, consumer products and non-aerospace military applications.
      Historically, the cyclical nature of the aerospace and defense industries has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. The U.S. titanium industry’s reported shipments were approximately 52 million pounds in 2001, 36 million pounds in 2002, 34 million pounds in 2003, 42 million pounds in 2004 and are estimated to be approximately 56 million pounds in 2005. Due to continuing strong demand from commercial aerospace and defense markets, industry shipments in 2006 are estimated to increase over 2005 levels.
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

Commercial Aerospace
      The Company’s sales to the commercial aerospace market were 42% of total sales in 2005 compared to 35% in 2004 and 30% in 2003. Growth in this market is the result of increased world wide air travel and increased usage of titanium in new aircraft design. According to Aerospace Market News, the leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 3,986 aircraft on order at the end of 2005, a 53% increase from the prior year. The backlog represents approximately five years of production at current build rates.

      The Airline Monitor reported that new orders for large commercial airliners set a record in 2005 with 2,250 airplanes placed on order with Airbus and Boeing combined. The Airline Monitor also reported deliveries of large commercial aircraft by Airbus and Boeing totaled 650 in 2005, compared to 600 in 2004 and 575 in 2003. It has forecasted that deliveries would reach 840 aircraft in 2006, 920 aircraft in 2007, and 985 in 2008.
      Airbus is now producing the largest commercial aircraft, the A380, and Boeing launched a new aircraft, the 787. Airbus has also announced the launch of another new aircraft, the A350, to compete with Boeing’s 787 models. All three of these new aircraft will use substantially more titanium per aircraft than the preceding models. The A380 is scheduled to go into service early in 2007. One version of the 787 is expected to go into service in 2008 and two other models in 2010. The A350 is shooting for a 2010 service date. As production of these new aircraft increases, the demand for titanium is expected to grow to levels significantly above previous peak markets for commercial aerospace applications.
      According to Airbus and Boeing and other industry forecast sources, the long term outlook for this segment is approximately 21,000 large jets and 3,900 regional jets over the next 20 years as new and replacement aircraft will be required to support the expected demand of increased passenger and freight traffic.

Defense
      Defense markets represented approximately 27% of RTI’s revenues in 2005. Military aircraft make extensive use of titanium and specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F/ A 22, F/ A-18, F-15, Joint Strike Fighter (JSF), and in Europe, the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the C-17 and A400m also use significant quantities of these metals.
      The Joint Strike Fighter is set to become the fighter for the 21st Century with expected production exceeding 2,600 aircraft over the life of the program. In 2002, RTI was awarded a five year contract from Lockheed Martin, the prime contractor for the JSF, to be the supplier of certain titanium products including sheet and plate for the systems design and development phase of the program. The first deliveries of the JSF are expected to begin in 2008.
      In addition to aerospace defense requirements there are numerous applications now using titanium on ground vehicles for armor protection and for lightweight to enhance mobility. An example of this is the titanium Howitzer program which began full rate production in 2005 for 495 units. RTI is the principal titanium supplier under a contract to BAE Systems over the next four years.
      Military demand is expected to remain at high levels in 2006 due to strong defense budgets and significant hardware purchases by the U.S. Government and European nations.

Industrial and Consumer
      Industrial and Consumer markets provided approximately 31% of RTI’s revenue in 2005, largely due to increased shipments of ferro-titanium to the steel industry. The recent world wide demand for steel in the first half of 2005 significantly increased demand for ferro-titanium, made from combining titanium and iron for addition to steel heats. This demand is expected to be reduced somewhat in 2006 depending on overall volume in the global steel market.
      The improvement in the world economy and the infrastructure growth of China and India has stimulated increased demand from the Chemical Process Industry (CPI) for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants.
      In the energy sector, the demand for RTI’s products for oil and gas extraction, including deepwater exploration and production increased in 2005. This demand is expected to grow over the next several years as a consequence of the strong market for oil and gas production and interest in extracting energy from deepwater and difficult to reach locations around the globe.
      RTI Energy was selected by BP in 2005 to provide titanium stress joints for its Shah Deniz project located in the Caspian Sea, Azerbaijan. Titanium was chosen because both strength and flexibility are needed to deal with the strong currents in the development field.
      Titanium is being used extensively in the consumer market for orthopedic implants in hip and knee replacements, and for sporting goods such as golf clubs, tennis racquets, and other diverse applications such as eyeglass frames, and architectural structures around the world.

Products and Segments
      The company’s products are produced and marketed by two operating segments: (1) the Titanium Group and (2) the Fabrication & Distribution Group (F&D).

Titanium Group
      The Titanium Group’s products consist primarily of titanium mill products and ferro titanium alloys (for use in steel and other industries). The titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate and sheet. The Titanium Group’s titanium products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and related jet engines. These products are fabricated into parts and utilized in aircraft structural sections such as landing gear parts, fasteners, tail sections, wing support and carry-through structures, and various engine components including rotor blades, vanes and discs, rings, engine cases, and armor for military vehicles.
      The mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace, defense, and non-aerospace markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, fastener manufacturers, machine shops and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. A significant amount of titanium mill products are sold to the Company’s Fabrication and Distribution Group (61% in 2005) where value-added services such as those mentioned above, are performed for ultimate shipment of parts to the customer. The Titanium Group also processes and distributes titanium powders.
      The remainder of the Group’s revenue comes from the sale of ferro alloys to the steel industry.

Fabrication & Distribution Group
      The Fabrication & Distribution Group consists primarily of businesses engaged in the fabrication and distribution of titanium mill products and other specialty metals such as stainless steel and nickel-based alloys in 18 locations, principally in the United States, Europe, and Canada.
      The Company owns and operates a number of distribution facilities with domestic and international locations. These centers stock titanium and specialty metal mill products to fill customer needs for smaller quantity and quick delivery requirements from stock. These centers also provide cutting, machining and light fabrication services. In addition, four locations: St. Louis, Missouri, Los Angeles, California, Birmingham, England, and Villette, France, operate significant stocking and cut to size programs designed to meet the needs of commercial aerospace, defense and non-aerospace customers for multi-year requirements. The RTI Europe business unit operates distribution facilities in Europe which stock and deliver cut-to-size titanium products and other specialty metals. An example of this is the new agreement with BAE Systems (UK) awarded to RTI Europe in 2005 to provide value added flat rolled titanium products for the Eurofighter aircraft through 2009.
      Fabricated products include seamless and welded pipe, engineered tubular products and assemblies and extrusions for oil and gas extraction and production. Fabricated products also include hot formed and superplastically formed parts, machined, assembled, cut parts and extruded shapes for aerospace and defense applications as noted below.
      In 2004, RTI expanded its capability to offer precision machining and complex assemblies for the aerospace and defense sector through its acquisition of Claro Precision, Inc. located in Montreal, Canada.
      The Energy unit, located in Houston, Texas, specializes in oil and gas systems engineering and manufacturing services. Their strength lies in integrating traditional materials with titanium into engineered solutions using advanced design and manufacturing technologies available. RTI Energy fabricates components such as connectors, sub sea manifolds and riser systems, stress joints and keel joints.
      When titanium products and fabrications are involved in a project, the Titanium Group and the Fabrication & Distribution Group coordinate their varied capabilities to provide the best solution for a customer. An example is RTI’s titanium Howitzer program. The Titanium Group is providing the titanium mill products to the Fabrication & Distribution Group, which in turn is providing extrusions, hot formed parts, and machined components that are packaged as a kit at RTI’s operation in the UK, and sent to BAE Systems for final assembly in the UK. This contract was awarded to RTI in 2005 for delivery over the next four years.
      The amount of sales and percentage of the Company’s consolidated sales from continuing operations represented by each Group during each of the years beginning in 2003 were as follows (dollars in millions):

	2005		2004		2003

	$	%	$	%	$	%

Titanium Group (1)(2)	$130.2	37.5%	$48.7	23.2%	$42.0	23.3%
Fabrication & Distribution Group (2)	216.7	62.5	161.0	76.8	138.3	76.7

Total	$346.9	100.0%	$209.7	100.0%	$180.3	100.0%

      Operating profit (loss) from continuing operations and the percentage of consolidated operating profit contributed by each Group during each of the years beginning in 2003 were as follows (dollars in millions):

	2005		2004		2003

	$	%	$	%	$	%

Titanium Group (2)	$40.8	72.8%	$(11.1)	76.0%	$(3.0)	136.4%
Fabrication & Distribution Group (2)	15.3	27.2	(3.5)	24.0	0.8	(36.4)

Total	$56.1	100.0%	$(14.6)	100.0%	$(2.2)	100.0%

      The amount of the Company’s consolidated assets identified with each Group for each of the years ended December 31 were as follows (dollars in millions):

	2005	2004	2003

Titanium Group	$230.5	$153.6	$163.6
Fabrication & Distribution Group	231.7	203.8	166.8
General Corporate (3)	39.6	52.0	63.4

Total	$501.8	$409.4	$393.8

(1)	Excludes $205 million, $99 million and $91 million of intercompany sales primarily to the Fabrication and Distribution Group in 2005, 2004 and 2003, respectively.

(2)	Excludes the effect of Discontinued Operations in both current and prior years.

(3)	Consists primarily of unallocated cash, short term investments and deferred tax assets.

RTI Sales by Market

	2005	2004	2003

Commercial Aerospace	42%	35%	30%
Defense	27%	29%	31%
Industrial and Consumer	31%	36%	39%
Exports
      The majority of the Company’s exports consist of titanium mill products and extrusions used in aerospace markets. Also, significant exports to energy market customers are beginning to occur as deepwater oil and gas exploration increases. The Company’s export sales were 19% of sales in 2005, 21% of sales in 2004, and 24% of sales in 2003. Such sales were made primarily to the European market, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. dollars, which minimizes exposure to foreign currency fluctuations. For further information about geographic areas, see Note 16, “Segment Reporting” to the consolidated financial statements included in this report.
      The Company supplies flat-rolled titanium alloy mill products to the European market, through RTI Europe, the Company’s network of European distribution companies, which secures contracts to furnish mill products to the major European aerospace manufacturers. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet. In 2000, RTI purchased the remaining 60% of Reamet. In addition, the Company expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. RTI, through its French subsidiary, Reamet, was chosen by Airbus in 2005 as a major supplier of titanium flat rolled products through 2008.
Backlog
      The Company’s order backlog for all market segments increased 89% to $450 million as of December 31, 2005, up from $240 million at December 31, 2004, principally from titanium mill product markets. Of the backlog at December 31, 2005, approximately $340 million is likely to be realized in 2006. The Company includes in its backlog those orders from customers that are represented by a bona-fide purchase order or an executable contract. In most cases, prior to the Company incurring production costs to complete an order, a customer may cancel the order without penalty. If the Company has incurred costs for a customer order, the customer is liable to reimburse the Company for out of pocket expenses. In the case of certain high dollar RTI Energy System contracts, the contract normally provides for damages and fees based on particular milestones.
Raw Materials
      The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and alloying agents. RTI acquires its raw materials from a number of domestic and foreign suppliers, under long-term contracts and other negotiated transactions. The majority of sponge requirements are sourced from foreign suppliers. Requirements for sponge, scrap and alloys vary depending upon the volume and mix of final products. The Company’s cold hearth melting facility permits the Company flexibility to consume a wider range of metallics in its primary melting facility, thus reducing the need for purchased titanium sponge. Based on the current levels of customer demand, current production schedules, and the level of inventory on hand, the Company estimates its purchases of sponge, scrap and alloys will increase during 2006.
      The Company currently has long-term supply agreements for raw materials. These contracts are with suppliers located in Japan and Kazakhstan and allow the Company to purchase certain quantities of raw materials at negotiated prices. These contracts are based upon fixed or variable price provisions and expire at various periods up through 2012. In addition, the Company makes spot purchases of raw materials from other sources. The Company believes it has adequate sources of supply for titanium sponge, scrap, alloying agents and other raw materials.
      Companies in the Fabrication & Distribution Group obtain the majority of their titanium mill product requirements from the Titanium Group. These transactions are priced at amounts approximating arm’s length prices. Other metallic requirements are generally sourced from the best available producer at competitive market prices.
Competition and Other Market Factors
      The titanium metals industry is highly competitive on a worldwide basis. Titanium competes with other materials of construction, including certain stainless steel, nickel-based high temperature, and corrosion resistant alloys and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry. It would either have to acquire intermediate product from an existing source, or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end use applications, especially in aerospace, require rigorous testing and approvals prior to purchase which would require a significant investment of time and capital coupled with extensive technical expertise.
      The aerospace consumers of titanium products tend to be highly concentrated. The Boeing Company, Airbus and Lockheed Martin manufacture airframes. General Electric, Pratt & Whitney and Rolls Royce build jet engines. Through the direct purchase from these companies and their family of specialty subcontractors, they account for a majority of aerospace products for large commercial aerospace and defense applications.
      Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China. RTI participates directly in the titanium mill product business primarily through its Titanium Group with the RMI Titanium Company located in Niles, Ohio.

      Aerospace (commercial and defense) shipments in the Titanium Group in 2005 amounted to approximately 50% of its sales, and in the Fabrication and Distribution Group aerospace shipments represented approximately 75% of its sales.
      Competition for the Fabrication & Distribution Group is primarily on the basis of price, quality, timely delivery and customer service. RTI Energy Systems (“RTIES”) competes with a number of other fabricators, some of which are significantly larger, in the offshore oil and gas exploration and production industry. However, the Company does not believe that any of these possess RTIES’ level of expertise in the use of titanium. The Company believes the businesses in the Fabrication & Distribution group are well positioned to remain competitive and grow in size due to the range of goods and services offered and the increasing synergy with the Titanium Group for product and technical support.
Trade and Legislative Factors
      Imports of titanium mill products from countries that receive the normal trade relations (“NTR”) tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive NTR treatment is 45%. However, under the Trade Act of 1974, as amended, certain countries may be designated for tariff preferences under the Generalized System of Preferences program (“GSP”). The U.S. Trade Representative (“USTR”) administers the GSP program and makes recommendations to the President through an interagency committee that conducts annual reviews of petitions by interested parties, and by self initiated actions, to add or remove GSP eligibility for individual products or countries. Effective October 18, 1993, the USTR extended the benefits of GSP treatment to Russia. Consequently, certain wrought titanium products from Russia, including sheet and plate, were granted duty free access into the U.S. markets, up to a Competitive Needs Limit (“CNL”), which effectively restricts the volume of imports of these products. Unwrought products from Russia, such as sponge and ingot, were not granted GSP status.
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
      On December 3, 2002, Titanium Metals Corporation (“Timet”) and RTI filed a joint petition before the USTR seeking removal of GSP status for the Russian wrought products and/or a reinstatement of the CNL. Allegheny Technologies, Incorporated (“ATI”) actively supported this petition. In addition, a sponge manufacturer from the Commonwealth of Independent States also filed a petition on December 2, 2002, seeking GSP status of unwrought titanium products from Kazakhstan. RTI supported the granting of this petition. Hearings on both of these petitions were held in April of 2003 before the Court of International Trade and the GSP Subcommittee. Subsequent to the hearings, in July of 2003, the Kazakhstan petition on unwrought products was denied. Thus, a 15% tariff still remains on unwrought titanium products entering the U.S., including titanium sponge. The Timet/ RTI petition concerning wrought products was granted on September 7, 2004 and provided that effective November 7, 2004, wrought products from Russia would have the 15% duty reinstated.
      The United States Government is required by the Berry Amendment Specialty Metals Clause of 1973 to require the use of domestically melted titanium in all military procurement. Beginning in 1999, several waivers of this requirement were granted. In addition, during the 2003 and 2005 congressional legislative sessions, the Department of Defense proposed legislation that would have amended the Berry Amendment and allowed foreign sourced titanium to be used on military aircraft and other military equipment. RTI, along with Timet and ATI, have jointly lobbied against any such modification of the law. If substantive waivers of this type continue to be granted, or the requirements of the Berry Amendment were modified, it could have a negative effect on future military business, and would allow foreign titanium to be used on military aircraft. RTI believes that any legislative attempt to weaken the Berry Amendment, and improper waivers of the Specialty Metals Clause, are harmful to national security.
Marketing and Distribution
      RTI markets its titanium mill products and related products and services worldwide. The majority of the Company’s sales are made through its own sales force primarily assigned to the F&D Group. RTI’s domestic sales force has offices in Niles, Ohio; Houston, Texas; Los Angeles, California; Indianapolis, Indiana; Hartford,

Connecticut; Salt Lake City, Utah, and also in Montreal, Canada. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company’s Customer Technical Service and Research and Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of products and services provided by companies in the Fabrication & Distribution Group are made by personnel at each plant location as well as a group level sales force. Fabrication & Distribution Group locations include: Hartford, Connecticut; Montreal, Canada; Indianapolis, Indiana; Los Angeles, California; Houston, Texas; Sullivan and Washington, Missouri; Birmingham, England; Villette, France; Dusseldorf, Germany; Milan, Italy; and Guangzhou, China.
Research, Technical and Product Development
      The Company conducts research, technical and product development activities for the Titanium Group, as well as for other RTI subsidiaries, at its facilities in Niles, Ohio. The Company is conducting research for the U.S. Army and has entered into discussions with both the U.S. Army and Department of Defense on other research projects.
      The Company is currently partnered with American Engineering and Manufacturing Company (AEM) to develop lower cost titanium production for the U.S. Army Industrial base under the Advanced Materials and Processes for Armament Structures Program (AMPAS). The Company and AEM were jointly awarded research and development funds in the fiscal years 2005 and 2006 U.S. Department of Defense Appropriations bills in the amounts of $4.0 million and $6.4 million, respectively.
      RTI also participates in several other federal and state-funded research projects to develop lower cost titanium, advanced melting technology and “as cast” extrusions, as well as improved flat product research. The principal goals of the Company’s research program, aside from U.S. Army and Department of Defense projects, are advancing technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical and product development costs borne by the Company totaled $1.6 million in 2005, $1.2 million in 2004, and $1.3 million in 2003.
Patents and Trademarks
      The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its expertise, trade secrets and patents important to conduct its business, although no individual item is considered to be material to the Company’s current business.
Employees
      As of December 31, 2005 the Company and its subsidiaries employed 1,225 persons, 392 of whom were classified as administrative and sales personnel. Of the total number of employees, 595 employees were in the Titanium Group, 605 were in the Fabrication and Distribution Group and 25 were in the RTI corporate headquarters group.
      The United Steelworkers of America represents 326 of the hourly, clerical and technical employees at RMI’s plant in Niles, Ohio. No other Company employees are represented by a union. The current Labor Agreement entered into on December 1, 2004 with the United Steelworkers of America expires on January 31, 2010.
Executive Officers of the Registrant
      Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2005.

Name	Age	Title

Timothy G. Rupert	59	President and Chief Executive Officer
John H. Odle	63	Executive Vice President
Dawne S. Hickton	48	Senior Vice President and Chief Administrative Officer, General Counsel and Secretary (Principal Financial Officer)
William T. Hull	48	Vice President and Chief Accounting Officer
Gordon L. Berkstresser	58	Vice President and Controller

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
      Mrs. Hickton was elected Senior Vice President, Chief Administrative Officer and Principal Financial Officer in July 2005. She was elected Secretary in April, 2004 and Vice President and General Counsel in June 1997. Mrs. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law and was associated with the Pittsburgh law firm of Burns, White and Hickton.
      Mr. Hull was elected Vice President and Chief Accounting Officer in August 2005. Prior to his current position, Mr. Hull was Corporate Controller of Stoneridge, Inc., of Warren, Ohio, where he was employed since 2000. Mr. Hull is a Certified Public Accountant.
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
Available Information
      Our Internet address is www.rtiintl.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. All filings are available via the Securities and Exchange Commission’s website (www.sec.gov). We also make available on our website our corporate governance documents, including the Company’s Code of Business Ethics, governance guidelines, and the charters for various board committees.

Item 1A.	RISK FACTORS
      In addition to the factors discussed elsewhere in this report and in Management’s Discussion and Analysis, the following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities. The below list of important factors is not all-inclusive or necessarily in order of importance.

The demand for our products and services may be adversely affected by demand for our customers’ products and services
      Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. Our ability or inability to meet our financial expectations could be directly impacted by our customers’ abilities or inabilities to meet their own financial expectations. A downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other economic, environmental or political factors. A slowdown in demand by or complete loss of business from these customers could have a material impact on our economic situation.

A substantial amount of revenue is derived from a single industry and a limited number of customers
      Approximately two-thirds of annual revenue is derived from the aerospace industry. Within that industry is a small number of consumers of titanium products. This industry has shown the potential of sudden and dramatic changes in forecasted spending which can negatively impact the needs for our products and services. Some of our customers are particularly sensitive to the level of government spending on defense-related products. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand of defense related titanium products. Some of our customers are dependent on the commercial airline industry which has shown in recent years to be a somewhat unreliable economic environment due to threats of terrorism, rising fuel costs, aggressive competition and other factors. Any one or combination of these factors could evolve suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. We may not be able to project or plan for the impact of these events that could have a negative impact on our results of operations and that could not be predicted by our customers or by us in a timely manner.

We may be subject to competitive disadvantages
      The titanium metals industry is highly competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe and China. Not only do we face competition for a limited number of customers with other producers of titanium products but we also must compete with producers of other materials of construction. Our competitors could experience more favorable economic conditions than us such as raw materials costs, favorable labor agreements or other factors which could provide them with competitive advantages in their ability to provide goods and services. Our foreign competitors in particular may have the ability to offer goods and services to our customers at more favorable prices due to advantageous economic, environmental, political or other factors. Titanium competes with other materials of construction, including stainless steel, nickel-based high temperature, and corrosion resistant alloys, and composites. Changes in costs or other factors related to the production and supply of titanium mill products compared to costs or other factors related to the production and supply of other types of materials of construction may negatively impact our business and the industry as a whole. New, competitive forces unknown to us today could also emerge which could have an adverse impact on our financial performance.

Our business could be harmed by strikes or work stoppages
      The hourly, clerical and technical employees at our Niles, Ohio facility are represented by The United Steelworkers of America. Our current labor agreement with the union expires January 31, 2010. We cannot assure you that we will be able to negotiate a new bargaining agreement in 2010 on the same or more favorable terms as the current agreement, or at all, without production interruptions caused by labor stoppage. If a strike or work stoppage were to occur in connection with negotiations of a new collective bargaining agreement, or as a result of a dispute under our collective bargaining agreement with the labor union, our business, financial condition and results of operations could be materially adversely affected.

We may experience a lack of supply of raw materials at costs that provide us with acceptable margin levels
      The raw materials required for the production of titanium products are acquired from a number of domestic and foreign suppliers. Although we have long-term contracts in place for the procurement of certain amounts of raw material, we cannot guarantee that our suppliers can fulfill their contractual obligations. Our suppliers may be adversely impacted by events within or outside of their control that could not be projected and that may adversely affect our business operations. We cannot guarantee that we will be able to obtain adequate amounts of raw materials from other suppliers in the event that our primary suppliers are unable to our meet our needs. We may experience an increase in prices for raw materials which could have a negative impact on our profit margins and we may not be able to project the impact that an increase in costs may cause in a timely manner. We may be contractually obligated to supply our customers at price levels that do not result in our expected margins due to unanticipated increases in the costs of raw materials. We may experience dramatic increases in demand and we cannot guarantee that we will be able to obtain adequate levels of raw materials at prices that are within acceptable cost parameters in order to fulfill that demand.

We may experience a shortage in the supply of energy or an increase in energy costs to operate our plants
      We own twenty-four natural gas wells which provide some but not all of the energy required by our operations. Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes, or the inability to extend energy supply contracts upon expiration on economical terms.

Our business is subject to the risks of international operations
      We operate subsidiaries and conduct business with suppliers and customers in foreign countries which expose us to risks associated with international business activities. We could be significantly impacted by those risks which include the potential for volatile economic and labor conditions, political instability, expropriation, and changes in taxes, tariffs and other regulatory costs. We are also exposed to and can be adversely affected by fluctuations in the exchange rate of the United States dollar against other foreign currencies. Although we are operating primarily in countries with relatively stable economic and political climates, there can be no assurance that our business will not be adversely affected by those risks inherent to international operations.

We are dependent on services subject to price and availability fluctuations
      We depend on third parties to provide conversion services that may be critical to the manufacture of our products. Purchase prices and availability of these services are subject to volatility. At any given time, we may be unable to obtain these critical services on a timely basis, on acceptable prices and other acceptable terms, or at all.

We may be affected by our ability or inability to obtain credit
      Our ability to access the credit markets in the future to obtain additional financing, if needed, could be influenced by the Company’s ability to meet current covenant requirements associated with its existing credit agreement, its credit rating, or other factors.

Our success depends largely on our ability to attract and retain key personnel
      Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, management, metallurgists and staff positions. The loss of key personnel could adversely affect our Company’s ability to perform until suitable replacements are found. Recent accounting regulations requiring the expensing of stock options could impact the Company’s future ability to provide these incentives without incurring increased compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

The demand for our products and services may be affected by factors outside of our control
      War, terrorism, natural disasters, and public health issues including pandemics whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a negative impact on the global economy as a whole. Our business operations, as well as our suppliers’ and customers’ business operations, are subject to interruption by those factors as well as other events beyond our control such as governmental regulations, fire, power shortages, and others. Although it is impossible to predict the occurrences or consequences of any such events, these events could result in a decrease in demand for the Company’s products, make it difficult or impossible for the us to deliver products to our customers or to receive materials from our suppliers, and could create delays and inefficiencies in our supply chain. Our operating results and financial condition have been, and in the future may be, adversely affected by these events.

Internal Controls Over Financial Reporting.
      Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 1B.	UNRESOLVED STAFF COMMENTS
      None.

Item 2.	PROPERTIES
Manufacturing Facilities
      The Company has approximately 1.3 million square feet of manufacturing facilities, exclusive of distribution centers and office space. The Company’s principal manufacturing plants, the principal products produced at such plants and their aggregate capacities, are set forth below.
Manufacturing Facilities

			Annual Rated
Location	Owned/Leased	Products	Capacity

Titanium Group
Niles, OH	Owned	Ingot (million pounds)	30.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Salt Lake City, UT	Leased	Powders (million pounds)	1.5
Canton, OH	Owned	Ferro titanium and specialty alloys (million pounds)	16.0
Fabrication & Distribution Group
Washington, MO	Owned	Hot-formed and superplastically formed components (thousand press hours)	50.0
Sullivan, MO	Leased	Cut parts (thousand man hours)	23.0
Houston, TX	Leased	Extruded products (million pounds)	1.8
Houston, TX	Owned	Machining & fabrication of oil and gas products (thousand man hours)	246.0
Hermitage, PA	Owned	Metal processing (million pounds)	3.0
Birmingham, England	Leased	Cut parts and components (thousand man hours)	21.0
Villette, France	Owned	Cut parts and components (thousand man hours)	9.0
Los Angeles, CA (2 locations)	Leased	Metal warehousing and distribution	N/A
Hartford, CT	Leased	Metal warehousing and distribution	N/A
Indianapolis, IN	Leased	Metal warehousing and distribution	N/A
Houston, TX	Owned	Metal warehousing and distribution	N/A
Montreal, Canada	Leased	Machining and assembly of aerospace products (thousand man hours)	250.0
      In addition to the leased facilities noted above, the Company leases certain buildings and property at the Washington, Missouri and Canton, Ohio operations as well as sales offices for certain operations in Los Angeles, California; Guangzhou, China; Wuppertal, Germany; and Milan, Italy. All other facilities are owned. The plants have been constructed at various times over a long period. Many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

Item 3.	LEGAL PROCEEDINGS
      From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Given the critical nature of many of the aerospace end uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $350 million which includes grounding liability. There are currently no material pending or threatened claims against the Company, other than the environmental matters discussed below.
Environmental
      The Company is subject to federal, state and local laws and regulations concerning environmental matters. During 2005, 2004 and 2003, the Company spent approximately $0.8 million, $1.2 million and $1.0 million, respectively, for environmental remediation, compliance, and related services.
      While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the

Company in the future. The Company continues to evaluate its obligation for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities,” and SFAS 5, “Accounting for Contingencies.”
      Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.
      At December 31, 2005, the amount accrued for future environmental-related costs was $5.6 million. Of the total amount accrued at December 31, 2005, $3.3 million is expected to be paid out during 2006 and is included in the other accrued liabilities line of the balance sheet. The remaining $2.3 million is recorded in other noncurrent liabilities.
      Based on available information, RTI believes that its share of potential environmental-related costs is in a range from $4.0 to $9.6 million in the aggregate. The Company has included in its other noncurrent assets $2.1 million as expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.
      As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.
      Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.
      Ashtabula River. The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the EPA, the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December 2005, the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. The Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (ARCG II), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. Of the total amount accrued by the Company for future environmental-related costs of $5.6 million at December 31, 2005, the amount related to the Ashtabula River Remediation represents $5.0 million.
      Former Ashtabula Extrusion Plant. The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003, the Department of Energy terminated the contract. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation, which is expected to be complete by the end of 2006. In December 2005, the DOE paid the Company a settlement sufficient to cover all expenses incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remedial contractor.
      Reserve Environmental Services Landfill. In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (RES). In 2004, USEPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation in 2006 and 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK DATA:
      Principal market for common stock: New York Stock Exchange
      Holders of record of common stock at February 28, 2006: 729
Range of High and Low Sales Prices of Common Stock for 2005

Quarter	High	Low

First	$27.39	$18.72
Second	32.31	19.50
Third	40.31	30.76
Fourth	40.80	31.29
Year	$40.80	$18.72
Range of High and Low Sales Prices of Common Stock for 2004

Quarter	High	Low

First	$19.12	$14.05
Second	17.19	13.09
Third	19.90	13.30
Fourth	22.49	18.47
Year	$22.49	$13.09
      The Company has not paid dividends on its common stock. The declaration of dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company’s results of operations, financial condition, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors.
      While the Company repurchases common shares from time to time, it did not repurchase any common stock in 2005 or 2004 except for those shares repurchased as part of the executive compensation tax liabilities for shares awarded under the 2004 stock plan. Common stock repurchased to satisfy tax liabilities in 2005 and 2004 were 22,458 and 19,275 shares respectively. The shares repurchased were acquired in accordance with the 2004 stock plan which requires shares of this nature to be purchased at the average of the day’s high and low price on the New York Stock Exchange.

Item 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected historical financial data and should be read in conjunction with the consolidated financial statements and notes related hereto and other financial information included elsewhere herein. The selected historical data was derived from our consolidated financial statements.

	Years Ended December 31,

	2005	2004		2003		2002		2001

	(Dollars in thousands except for per share data)
Income Statement Data (6):
Sales	$346,906	$209,643		$180,256		$239,966		$255,087
Operating income (loss)	56,134	(14,566)		(2,215	)(2)	14,178		4,990
Income (loss) before income taxes	57,412	(4,996	)(1)	6,507	(3)	23,252	(4)	15,244	(5)
Net income (loss) from continuing operations	37,344	(2,319)		4,108		14,416		9,046
Net income (loss) from discontinued operations—after tax	1,591	(638)		606		709		3,032
Net income (loss)	38,935	(2,957)		4,714		15,125		12,078
Net income (loss) per common share from continuing operations:
Basic	$1.68	$(0.11)		$0.20		$0.69		$0.43
Diluted	$1.66	$(0.11)		$0.19		$0.69		$0.43
Net income (loss) per common share from discontinued operations:
Basic	$0.07	$(0.03)		$0.03		$0.04		$0.15
Diluted	$0.07	$(0.03)		$0.03		$0.03		$0.14
Net income (loss) per common share:
Basic	$1.75	$(0.14)		$0.23		$0.73		$0.58
Diluted	$1.73	$(0.14)		$0.22		$0.72		$0.57

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance Sheet Data:
Working capital	$282,670	$218,444	$225,804	$215,861	$200,825
Total assets	501,751	409,411	393,775	379,328	389,787
Long-term debt	—	—	—	—	—
Total shareholders’ equity	379,652	323,958	317,660	311,173	306,975

(1)	Includes the effect of an approximately $9 million gain for settlement of a contractual claim.

(2)	Includes the effect of an approximately $1 million gain from the sale of one of the Company’s Ashtabula, Ohio facilities previously used for storage.

(3)	Includes the effect of an approximately $8 million gain from the settlement of a contractual claim.

(4)	Includes the effect of an approximately $7 million gain from the settlement of a contractual claim and a $2.1 million gain resulting from the sale of common stock received by the Company in connection with the demutualization of one of its insurance carriers.

(5)	Includes the effect of an approximately $6 million gain from the settlement of a contractual claim and a $5.2 million gain related to a stock distribution to the Company in connection with the demutualization of one of its insurance carriers in which it was a participant.

(6)	All years presented have been adjusted for the impacts of the discontinued operations which occurred in 2005 and 2004 (see Note 19 of the Consolidated Financial Statements).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains

“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation, statements regarding the future availability and prices of raw materials, competition in the titanium industry, demand for the Company’s products, the historic cyclicality of the titanium and aerospace industries, increased defense spending, the success of new market development, long-term supply agreements, legislative challenges to the Specialty Metals Clause of the Berry Amendment, global economic activities, the Company’s order backlog and the conversion of that backlog into revenue, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this as well as in the Company’s other filings with the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.
      During 2005 the Company performed an extensive review of the accounting for its existing employee benefit and executive compensation arrangements which it completed in the fourth quarter of 2005. The results of this review indicated the Company had incorrectly accounted for two non-qualified pension plans as well as two deferred compensation arrangements with key management.
      The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of these errors was not material to the Company’s consolidated financial statements for any interim or annual period in which the errors were found. In reaching this conclusion, the Company reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality, “Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” in order to determine that the misstatements were not material on a quantitative or qualitative basis. As a result, the Company recorded a cumulative adjustment in the fourth quarter of 2005 to record the effects of these employee benefit and deferred compensation arrangements. The net impact of these corrections was a decrease to pre-tax income and net income in the amounts of $1.7 million and $1.1 million, respectively, for the three months and year ended December 31, 2005.
      The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, including all matters discussed in Item 9A below, the Company has concluded that these controls and procedures are effective.
Overview
      RTI International Metals, Inc. conducts its operations in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group, with primary operations in Niles, Ohio and Canton, Ohio, has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet and plate. This Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes and the application of titanium in new markets. F&D, with operations located throughout the U.S., Europe and Canada and representative offices in Germany, Italy and China, concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets, accessing the Titanium Group as its primary source of mill products. Approximately 61% of the Titanium Group’s sales in 2005 were to F&D.
      While 42% of RTI’s sales in 2005 were directed to the commercial aerospace market, approximately 45% of all U.S. titanium production is shipped to this segment. In 2005, the world economies continued to improve, air traffic demand rose significantly in the commercial aircraft segment and defense spending remained steady, leading to a rebound from 2004 in the demand for titanium and specialty metal products.
      The diversification offered by F&D has allowed management to de-emphasize commodity titanium products and move the Company up the value chain, as well as pursue growth opportunities through acquisitions. Supply chain management is a capability that is becoming more important in F&D’s targeted markets and RTI intends to enhance this core competency.

      Much of the deployed capital within RTI relates to inventory, primarily work-in-process, necessitated by the nature of processing titanium to demanding metallurgical and physical specifications. However, significant investments in raw materials, such as titanium sponge and master alloys, have also been made in order to insure uninterrupted supply and to accommodate surges in demand. As a result, management has put in place various goals aimed at optimizing inventory levels and continually monitors appropriate levels of required inventory.
      In conjunction with the close monitoring of our working capital position, an emphasis is also made on capital expenditures. With the exception of 2004 when the Company acquired RTI Claro for the sum of $23.6 million plus 358,908 shares of RTI stock, capital outlays have been less than depreciation over the past few years. The cash position at the year end 2005 stood at $53.4 million against $62.7 million at 2004. As for the ultimate disposition of this cash, the RTI Board of Directors regularly considers such options as dividends, stock repurchases in excess of an approved $15 million program, acquisitions or strategic combinations. Given the uncertainty and competitive pressures in the current marketplace, as well as the Company’s growth strategy, management believes that a net cash position with no long-term debt is currently the most desirable capital structure.
Discontinued Operations
      The Company’s financial statements were impacted by the discontinuance of three business units during 2005 and 2004. These businesses have been accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly operating results of these businesses are presented in the Company’s consolidated statements of operations as discontinued operations, net of tax, and all prior periods have been restated.
      The Company declared its operations located in Ashtabula, Ohio operating under the name of RMI Environmental Services (“RMIES”) and Earthline Technologies (“Earthline”) as discontinued operations in the fourth quarter of 2005. Both operations had been reported within the Titanium reporting segment. In December 2003, the Department of Energy (“DOE”) terminated the contract with RMI for remediation services. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation. In December 2005, the DOE paid the Company a settlement of $8.5 million, sufficient to cover all expenses incurred by the Company as a result of the contract termination. Application of the settlement amount against unpaid claims resulted in a net of tax gain of $1.7 million in 2005, which was offset by a charge of $0.1 million related to the impairment of certain assets.
      Earthline was established in 2002 to market site remediation applications on a commercial basis. With the discontinuance of the larger RMIES it was determined that Earthline was not viable as a stand alone entity and should also be declared a discontinued operation. The discontinuance of Earthline as an ongoing entity was not related to the settlement agreement and expenses related to the discontinuance of Earthline were immaterial.
      In December 2004, the Company terminated production activity related to its tube mill operations and discontinued its titanium strip product line because of a shortage of skelp from its supplier, which is the key raw material in manufacturing titanium strip. The Company is currently seeking relief from the supplier (Uniti) for its failure to meet contractual delivery requirements of the raw material. Tube Mill operations had been reported within the F&D reporting segment. At December 31, 2004 the Company impaired certain Tube Mill assets and provided for certain contingencies which resulted in an after tax charge of $0.7 million. This charge and the required balance sheet adjustments were reflected in the net loss from discontinued operations for the period ended December 31, 2004.
      Discontinued operations, in 2005 representing the operating results of RMIES and Earthline showed trade sales in 2005 of $3.1 million. In 2004 and 2003 discontinued operations represent the operating results of RMIES, Earthline and the previously discontinued operations of the Tube Mill. Trade sales of RMIES, Earthline and the Tube Mill equaled $19.4 million in 2004 and $25.3 million in 2003.
      All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to reflect the discontinued operations.

Results of Operations
Years Ended December 31, 2005, 2004, and 2003
(Dollars in millions)
     Net Sales

Year Ended December 31,	2005	2004	2003

Titanium Group	$130.2	$48.6	$42.0
Fabrication and Distribution Group	216.7	161.0	138.3

Net Sales	$346.9	$209.6	$180.3

Titanium Group
      Net sales for the Titanium Group amounted to $130.2 million for the year ended December 31, 2005 as compared to $48.6 million in the same period in 2004. The increase in sales was primarily due to an increase in shipments of titanium of 3.5 million pounds as compared to the prior year coupled with increases in average selling prices. The increase in titanium sales was principally due to increased sales of flat rolled sheet and plate, as shipments increased approximately 60% over the prior period due to strong demand from aerospace markets. In addition, heavy product sales including bloom, billet and ingot increased 150% over the prior period as a result of aerospace market demand.
      Net sales for the Titanium Group amounted to $48.6 million for the year ended December 31, 2004 as compared to $42.0 million in the same period in 2003. The increase in sales was mainly due to an increase in shipments of titanium of 0.5 million pounds. The increase in shipments was due to higher levels of bloom and sheet sales as well as increased demand from the steel industry for ferro titanium.

Fabrication and Distribution Group
      Net sales for the F&D Group amounted to $216.7 million for the year ended December 31, 2005 as compared to $161.0 million in the same period in 2004. The increase was primarily the result of increased demand from aerospace customers in most of the Group’s businesses and product lines. The increase in revenue was significant at all of the segment’s domestic distribution locations as well as through European outlets. Also contributing to the increase in sales in 2005 was the fourth quarter 2004 acquisition of Claro Inc., which sells to the regional and business jet market and resulted in a full year of sales in 2005 as compared to 2004.
      Net sales for the F&D Group amounted to $161.0 million for the year ended December 31, 2004 compared to $138.3 million in the same period in 2003. The increase was primarily due to increased customer demand for smaller quantity lots and custom sizes from the several distribution centers throughout the country. In addition, sales through the Group’s European outlets were increased $5.0 million and the Company’s acquisition of Claro Inc., in the fourth quarter, added $4.0 million in 2004.
     Gross Profit/(Loss)

Year Ended December 31,	2005	2004	2003

Titanium Group	$55.0	$(1.1)	$4.7
Fabrication & Distribution Group	51.6	26.2	22.0

Total	$106.6	$25.1	$26.7

Titanium Group
      Gross profit increased to $55.0 million in 2005 from a loss in 2004 of $(1.1) million. The change of $56.1 million was primarily due to increased titanium volumes and sales prices in 2005 coupled with a more favorable mix of products. Additionally, higher operating rates at the group’s main producing locations resulted in improved efficiencies and productivity which reduced average production costs.
      Gross profit/(loss) decreased to a $(1.1) million loss in 2004 from a gross profit of $4.7 million in 2003. Reduced prices on mill products net of mix effects resulted in a reduction in gross profit in 2004 as compared to

2003. Also, average prices were reduced from the year ago period by over $2.00 per pound. The reduced prices were partially due to the effect of a lower priced mix of goods sold. Additionally, inventory reductions in LIFO inventories resulted in increased cost of sales of $1.2 million; increased metallic costs were $1.0 million and other miscellaneous cost increases including health care were $0.6 million.

Fabrication and Distribution Group
      Gross profit increased to $51.6 million in 2005 from a gross profit of $26.2 million in 2004. The increase in margins occurred in all business units within the group. Improved pricing over cost contributed approximately $18.0 million particularly in the group’s domestic distribution units. Increased pricing occurred on aerospace products sold through domestic distribution facilities as a result of continued escalation in aircraft procurement requirements. Also contributing to the increase in gross profit were increased shipment volumes from both domestic and international distribution centers as well as the Company’s fabrication business units.
      Gross profit increased to $26.2 million in 2004 from a gross profit of $22.0 million in 2003. Most of the favorable change was a result of increased revenues in the Group’s Distribution businesses as a 25% increase in revenue from these businesses resulted in improved margins of $5.4 million. This favorable change was slightly offset by reduced revenues for energy projects.
     Selling, General and Administrative Expenses

Year Ended December 31,	2005	2004	2003

Titanium Group	$12.7	$9.3	$7.4
Fabrication & Distribution Group	36.1	29.7	21.2

Total	$48.8	$39.0	$28.6

      Total selling, general and administrative expenses (“SG&A”) for the Company increased $9.8 million in 2005 from the same period in 2004. This increase was the result of increased wages and incentive compensation of $5.3 million, increased costs associated with the recognition of a full year of activity for Claro, Inc. of $3.6 million, which was acquired in the fourth quarter of 2004, and increased audit and Sarbanes-Oxley Act, Section 404 (SOX 404) compliance costs of 1.6 million which were partially offset by decreases in certain other costs of $0.8 million.

Titanium Group
      Selling, general and administrative expenses increased $3.4 million in 2005 from the same period in 2004. This increase was a result of increased wages and incentive compensation of $2.5 million and increased costs related to audit and SOX 404 compliance of $0.8 million. Wages and incentive compensation expense was primarily a result of bonus related compensation, deferred compensation and pension expense. A significant increase in 2005 profitability during the year was a key factor in determining incentive compensation. Wages were moderately increased over the prior year reflecting normal merit and promotional wage increases. SOX 404 and audit costs were higher than the prior year as the Company continued its planned remediation of certain material weaknesses that occurred in 2004. The Company has employed outside consultants in several key areas to assist in these remediation efforts.
      SG&A expenses increased $1.9 million in 2004 from the same period in 2003. The increase was primarily due to the Company’s cost associated with the implementation of SOX 404 which increased by $2.6 million from the prior year. During the year the Company contracted with several outside accounting firms to design and test its SOX 404 program. The outside accounting firms were used in conjunction with Company personnel. The implementation included most of the Company’s locations, both domestic and international. Partially offsetting the increased expense was the effect of reduced bad debt expense and legal expenses of $0.6 million.

Fabrication and Distribution Group
      SG&A increased $6.4 million in 2005 from 2004 in the F&D group. The increase was due to SG&A costs associated with Claro Inc., of $3.6 million. Claro Inc. was acquired on October 1, 2004 and 2005 results reflect a full year of SG&A costs compared to three months in 2004. Wages and compensation costs were higher than the prior period by $2.8 million primarily as a result of increased business activity, deferred compensation and pension expense. The cost of audit and SOX 404 compliance was increased over the prior period by $0.8 million. Audit and SOX 404 compliance increased over the prior year as a result of material weaknesses that were disclosed in 2004. SOX 404 and audit costs were increased over the prior year as the Company continued its planned remediation of certain material weaknesses that occurred in 2004. The Company has employed outside consultants in several key areas to assist internal personnel in these remediation efforts. Other miscellaneous costs including legal expenses and insurance were partially offsetting by $0.7 million.
      SG&A increased $8.5 million in 2004 from 2003 in the F&D group. The increase was primarily due to the implementation of SOX 404 resulting in increased expenses in the group of $4.3 million. SOX 404 costs were primarily related to the costs associated to the use of outside consultants to assist in the design and testing of the control programs. The group, primarily the distribution business, experienced significant growth in sales resulting in the addition of personnel, increased compensation and increased overhead by $1.8 million. The Company increased its sales and marketing related expenses by $2.1 million over the prior year due to the acquisition of Claro, Inc. in the fourth quarter of 2004, expanded sales and marketing efforts into mainland China, increased sales and marketing efforts in Europe as well as increased sales and marketing efforts in the energy business sector. Other increased miscellaneous expenses were $0.3 million.

Research, Technical and Product Development Expenses

Year Ended December 31,	2005	2004	2003

Titanium Group	$1.4	$1.2	$1.2
Fabrication & Distribution Group	0.2	—	0.1

Total	$1.6	$1.2	$1.3

Titanium Group
      The group incurred $1.4 million in research, technical and product development expenses in 2005 compared to $1.2 million in 2004. The increase reflects the internal cost of developing productivity and quality improvements to reduce the cost of the Company’s melting technology.
      There was no change in expenses for the group in 2004 as compared to 2003.

Fabrication and Distribution Group
      The F&D group, through its energy business increased R&D spending by $0.2 million in 2005 from 2004 on various projects related to the development of titanium applications in offshore and drilling applications.
      In 2004 the group did not incur expenses related to R&D, which represented a decrease of $0.1 million from the prior year 2003. R&D expenditures in this group are primarily in the energy business areas. The decrease in 2004 represented the completion of an R&D project in the energy business in 2003.

Other Operating Income

Year Ended December 31,	2005	2004	2003

Titanium Group	$—	$0.5	$1.0
Fabrication & Distribution Group	—	—	—

Total	$—	$0.5	$1.0

Titanium Group
      Other operating income decreased in 2005 by $0.5 million from 2004. The change in the current period was a result of the gain on the sale in 2004 of the group’s facility in Salt Lake City.
      Other operating income decreased $0.5 million in 2004 from the same period in 2003. The decrease was a result of a gain recorded in 2003 of $1.0 million on the sale of certain buildings at the Company’s Ashtabula facility. In 2004 the Company sold its site in Salt Lake City, Utah and recorded a gain of $0.5 million.

Fabrication and Distribution Group
      The group did not have any activity in other operating income for the periods reported.

Operating Income (Loss)

Year Ended December 31,	2005	2004	2003

Titanium Group	$40.8	$(11.1)	$(3.0)
Fabrication & Distribution Group	15.3	(3.5)	0.8

Total	$56.1	$(14.6)	$(2.2)

Titanium Group
      Operating income increased in 2005 by $51.9 million to $40.8 million compared to a loss of $(11.1) million in 2004. The increase was due to improved gross profit resulting from higher titanium pricing and the sale of a more profitable mix of products. Strong demand for titanium products resulted in increased operating rates at major producing locations where efficiency and productivity also contributed to improved gross profit.
      SG&A costs in 2005 were increased over 2004 by $3.4 million reducing the effect of increased gross margins. SG&A costs were increased due to higher compensation costs, deferred compensation, pension costs, and auditing and compliance costs. Increased profits resulted in increased incentive compensation awards. The Company continued to use outside consultants in 2005 to remediate certain disclosed material weaknesses in 2004. Other operating income was reduced from 2004 in 2005 by $0.5 million due to the sale of one of the group’s facilities in 2004.
      Operating losses increased in 2004 to a loss of $(11.1) million from a loss of $(3.0) million in 2003. The increase of $8.1 million was a result of reduced selling prices on product shipments of $3.0 million, LIFO inventory liquidations of $1.2 million, increased metallics cost of $1.0 million and other miscellaneous expenses including health care of $0.6 million. SG&A expenses were increased by $1.9 million primarily related to the application of SOX 404 and increased compensation costs net of reduced expenses for bad debt expense and legal expenses.

Fabrication and Distribution Group
      Operating income in 2005 equaled $15.3 million compared to a loss of $(3.5) million in 2004 or an increase of $18.8 million. The increase in operating income was a result of increased pricing over cost equaling $18.0 million throughout most market areas as demand from aerospace markets created pressure to secure product. Increased shipment levels primarily in domestic distribution and fabrication accounted for an additional $7.4 million in gross margin. Gross profits were partially reduced by increased SG&A costs of $6.4 million. The increase in SG&A was the result of the Claro, Inc. acquisition in the fourth quarter of 2004 equaling an increase of $3.6 million, increased wages and compensation expenses of $2.8 million and increased audit fees and SOX compliance costs of $0.8 million. Miscellaneous costs including legal and insurance were offsetting by $0.7 million.
      Operating losses in 2004 equaled $(3.5) million compared to income in 2003 of $0.8 million or an unfavorable change of $(4.3) million. The unfavorable change was due to an increase in SG&A expenses of $8.5 million caused by the expenses associated with the implementation of SOX 404 of $4.3 million. Increased compensation of $1.8 million, expansion of marketing efforts internationally and the acquisition of Claro, Inc. totaled $2.1 million. Offsetting the increased SG&A was increased gross profits of $4.2 million primarily on increased revenues.

Other Income

Year Ended December 31,	2005	2004	2003

Other Income	$0.4	$9.4	$8.9
      Other income decreased $9.0 million in 2005 from the prior period. Other income in 2005 was $0.4 million compared to $9.4 million in 2004. The decrease primarily represents the final payment of liquidated damages in 2004 from the Boeing Company.
      Other income increased by $0.5 million in 2004 compared to the same period in 2003. The increase was caused in part by an increase in the amount received from Boeing for liquidated damages on a long-term contract.

Interest Income (Expense), net

Year Ended December 31,	2005	2004	2003

Interest Income (Expense), net	$0.9	$0.1	$(0.2)
      Interest income increased $0.8 million from the prior period. The increase in interest income was due to an improvement in the effective rate of return for invested cash balances. The average effective rate in 2005 was 3.1% compared to 1.4% in 2004. The increase in rate offset cash balances which were lower than the prior year.
      Interest income/(expense), net changed $0.3 million favorable as interest income of $0.1 million was recorded in 2004 compared to interest expense in 2003 of $(0.2) million. The favorable change was the result of interest income earned on cash balances in excess of bank fees incurred on the unused capacity of the Company’s credit revolver.

Income Tax Provision (Benefit)

Year Ended December 31,	2005	2004	2003

Provision (Benefit) for Income Taxes	$20.1	$(2.7)	$2.4
      Income tax expense increased by $22.8 million as a result of pretax income of $57.4 million in 2005 compared to a pretax loss from continuing operations of $(5.0) million in 2004. The effective income tax rate for 2005 is 35% compared to 54% in 2004. The effective tax rate was favorably impacted by the recognition of Ohio deferred tax assets based on an improved operating outlook that indicates the Company will pay Ohio tax on an income tax basis rather than on a net worth basis. This benefit was offset by higher foreign tax costs attributable to exchange rate movements during 2005, a Quebec tax rate change, and certain nondeductible expenses in these jurisdictions. The rate for 2005 was significantly reduced from 2004’s rate of 54% as the 2004 rate included adjustments of prior years’ taxes due to normal revisions in estimates in the 2003 tax filing, certain tax reserve adjustments related to a reassessment of potential exposures identified in prior years, and adjustments to deferred tax assets and liabilities.
      Income tax benefit for 2004 was $(2.7) million compared to $2.4 million in expense for the same period in 2003. The effective income tax rate in 2004 was 54% compared to a rate of 37% in 2003. The 2004 rate exceeds the 2003 rate for the reasons stated above.

Income (Loss) from Discontinued Operations

Year Ended December 31,	2005	2004	2003

Discontinued operations	$1.6	$(0.6)	$0.6
      The Company declared its operations located in Ashtabula, Ohio operating under the name of RMI Environmental Services and Earthline Technologies as discontinued operations in 2005. In December 2003, the Department of Energy (“DOE”) terminated the contract with RMI for remediation services. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation. In December 2005, the DOE paid the Company a settlement of $8.5 million, sufficient to cover all claims incurred by the Company as a result of the contract termination. Application of the settlement amount against unpaid claims resulted in a net of tax gain of $1.6 million. The $1.6 million net of tax gain was a $2.2 million increase over the prior year’s net of tax loss of $(0.6) million. The change is the net effect of losses of $(0.8) million recorded in 2004 when the Company’s Tube Mill operations were discontinued and a $1.4 million favorable change from the discontinuance of the RMI Environmental Services and Earthline businesses.
      In December 2004 the Company terminated production activity related to its tube mill operations and discontinued its titanium strip product line because of a shortage of skelp from its supplier, which is the key raw material in manufacturing titanium strip. The Company is currently seeking relief from the supplier (Uniti) for its failure to meet contractual delivery requirements of the raw material. The Company recorded a $(0.8) million net of tax expense in 2004 compared to breakeven results net of tax in 2003. The unfavorable change of $(1.2) million reflects the combined effects of the discontinuance of the Tube Mill operations and the RMI Environmental Services and Earthline businesses.

Net Income (Loss)

Year Ended December 31,	2005	2004	2003

Net Income (Loss)	$38.9	$(3.0)	$4.7
      Net income increased $41.9 million to $38.9 million in 2005 from the prior period. In 2004 the Company recorded a net loss of $(3.0) million. Income in 2005 reflected increased demand from the aerospace market, increased cost efficiency at producing locations as a result of higher volumes and throughput and price appreciation in titanium and ferro titanium sales. The receipt of liquidated damages from Boeing of $9.1 million in 2004 partially reduced the net income favorable change recognized in 2005. Net income of $38.9 million in 2005 represented 11% of sales.
      Net income (loss) changed unfavorably by $(7.7) million in 2004 compared to the same period in 2003. The net loss of $(3.0) million in 2004 represented (1.4%) of sales compared to a net profit of $4.7 million in 2003 or 2.6% of sales.

Backlog
      The Company’s order backlog for all market segments increased to $450 million as of December 31, 2005, up from $240 million at December 31, 2004, principally from titanium mill product markets. The 89% increase in the backlog, is primarily due to increased demand from the aerospace industry. Of the backlog at December 31, 2005, approximately $340 million is likely to be realized in 2006. The Company includes in its backlog those orders from customers that are represented by a bona-fide purchase order or an executable contract. In most cases, prior to the Company incurring production costs to complete an order, a customer may cancel the order without penalty. If the Company has incurred costs for a customer order the customer is liable to reimburse the Company for out-of-pocket expenses. In the case of certain high dollar energy contracts the contract normally provides for damages and fees based on particular milestones.
Liquidity and Capital Resources
(Dollars in millions)
      The Company is currently evaluating it capital requirements for 2006 which may fluctuate significantly based on the outcome of certain projects the Company may undertake during the upcoming year. The Company believes its cash flow from operations, as well as its cash reserves and available borrowing capacity provide sufficient liquidity to fund operations and capital expenditures expected in 2006. RTI currently has no debt, and based on the expected strength of 2006 cash flows, the Company does not believe there are any material near-term risks related to fluctuations in interest rates.

Cash (used) provided by operating activities

Year Ended December 31,	2005	2004	2003

Cash (used) provided by operating activities	$(10.7)	$20.7	$30.8
      Net cash provided (used) by operating activities was $(10.7) million and $20.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $31.4 was primarily a result of an increase in inventories of $89.7 million. The increase to inventory was a result of requirements to increase production at the Company’s major producing facilities to meet demand for customer requirements. Additionally the Company’s value of inventories for titanium and certain scrap and ferro titanium inventories continued to escalate during the period as prices increased in the period. Offsetting the increase in inventories was increased net income of $38.9 million coupled with favorable changes in other working capital items.
      Included in cash flows for 2005 was the receipt of approximately $8.5 million from the DOE in settlement of a prior remediation contract and all prior remediation contracts related to the Company’s RMIES subsidiary located in Ashtabula, Ohio. Included in cash flows for 2004 and 2003 was approximately $9.1 million and $8.4 million, respectively, of gains related to financial settlements with Boeing Commercial Airplane Group.
      The decrease in net cash flows from operations of $10.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily reflects a decrease in net income of $7.7 million due to a decline in business operating results as discussed in Management’s Discussion and Analysis under Results of Operations. The remainder of the decrease is primarily due to a decrease in cash generated from reductions in working capital and other balance sheet items. The most significant items in the decrease in cash generated from changes in working capital and other balance sheet items when comparing 2004 to 2003 are accounts receivable, inventory and the liability for billings in excess of costs and estimated earnings. Changes in accounts receivable were unfavorable as additional billings exceeded cash collections in 2004 compared to 2003. The increase in billings reflected an improvement in market conditions in the last quarter of 2004 compared to 2003. Changes in inventory levels generated cash as the value of shipments exceeded purchases in 2004. Changes in the liability for billings in excess of costs and estimated earnings generated less cash in 2004 than in 2003 as it decreased due primarily to the Company fulfilling obligations and recognizing revenue relating to advanced payments on long-term orders.

Cash used in investing activities

Year Ended December 31,	2005	2004	2003

Cash used in investing activities	$12.1	$29.4	$4.0
      Cash flow from investing changed favorably in 2005 by $17.3 million from 2004 as a result of the Claro Precision, Inc., and the Galt Alloys minority interest purchase in 2004. The Claro Precision Inc., purchase was $22.0 million in 2004 and the minority interest purchase of Galt Alloys was $2.2 million in 2004. The Company did not make any acquisitions in 2005. Partially offsetting the favorable impact of prior year acquisitions were post-purchase adjustments in 2005 of $0.3 million, an increase in capital spending of $3.7 million, net purchases of short-term investments of $2.4 million and an increase in miscellaneous asset disposals of $0.5 million. The increase in capital spending occurred primarily at the Company’s Niles, Ohio location and in corporate information systems (ERP) installations and enhancements. Included in the Niles expenditures were investments in new machinery and equipment including a new plate annealing furnace. Information systems spending included an SAP system at the newly acquired Claro location in Montreal, Quebec, Canada and enhancements to the corporate wide ERP systems.
      Cash used for investing activities for the year ended December 31, 2004 increased $25.4 million from the same period in 2003. The increase was due primarily to acquisitions in 2004 which resulted in cash outflows of $22.0 million related to the acquisition of Claro Precision, Inc. and $2.2 million related to the acquisition of the outstanding minority interest in Galt Alloys. Gross capital expenditures for the year ended December 31, 2004 amounted to $5.8 million compared to $5.4 million in 2003. In both periods, capital spending primarily reflected equipment additions and improvements as well as information system projects. The overall increase was slightly offset by an increase in asset disposals in 2004 of $0.8 million over 2003. During the years ended December 31, 2004 and 2003 the Company’s cash flow requirements for capital expenditures were funded with cash provided by operations.

Cash provided by financing activities

Year Ended December 31,	2005	2004	2003

Cash provided by financing activities	$13.3	$3.4	$0.5
      Cash flow from financing improved in 2005 from the prior period 2004 by $9.9 million. The change was a result of the increase in cash derived from stock options exercised in the period of $9.8 million. During the period the number of options exercised increased as did the price of the stock that was acquired by the shareholder.
      The favorable change in cash flows from financing activities for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily reflects an increase in proceeds from the exercise of employee stock options of $4.0 million in 2004 compared to $1.1 million in 2003.
Contractual Obligations, Commitments and Other Post-Retirement Benefits
      Following is a summary of the Company’s contractual obligations and other commercial commitments as of December 31, 2005 (dollars in thousands):

	Contractual Obligations

	2006	2007	2008	2009	2010	Thereafter	Total

Operating leases (1)	$3,114	$2,713	$1,771	$1,256	$734	$362	$9,950
Capital leases (1)	80	49	37	28	7	—	201

Total contractual obligations	$3,194	$2,762	$1,808	$1,284	$741	$362	$10,151

	Commercial Commitments

	Amount of Commitment Expiration per Period

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term supply agreements (2)	$69,931	$16,829	$16,829	$16,829	$16,815	$33,327	$170,560
Purchase obligations (3)	43,390	15	—	—	—	—	43,405
Standby letters of credit (4)	987	—	—	—	—	—	987

Total commercial commitments	$114,308	$16,844	$16,829	$16,829	$16,815	$33,327	$214,952

	Other Post-Retirement Benefits

	2006	2007	2008	2009	2010	2011-2015	Total

Other post-retirement benefits (5)	$1,963	$1,975	$1,989	$2,012	$2,042	$10,650	$20,631

(1)	See Note 12 to the Company’s consolidated financial statements.

(2)	Amounts represent commitments for which contractual terms exceed twelve months.

(3)	Amounts primarily represent purchase commitments under purchase orders.

(4)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(5)	The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when incurred. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2006 through 2015 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.
Off-Balance Sheet Arrangements
      There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Credit Agreement
      At December 31, 2005, the Company maintained a credit agreement entered into on April 2, 2002 and amended on June 4, 2004. The amended agreement provides for $90 million of standby credit and expires on May 31, 2008. The Company has the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group. The terms and conditions of the amended facility remain unchanged with the exception that the tangible net worth covenant in the replaced facility was eliminated.
      Under the terms of the agreement, the Company, at its option, is able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company’s consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders’ equity required, the minimum cash flow required, and the maximum leverage ratio permitted.
      At December 31, 2005 the Company had approximately $1.0 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity of $89.0 million.
Environmental Matters
      The Company is subject to federal, state and local laws and regulations concerning environmental matters. During 2005, 2004, and 2003, the Company spent approximately $0.8 million, $1.2 million and $1.0 million, respectively, for environmental remediation, compliance, and related services.
      While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS 5, “Accounting for Contingencies.”
      Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.
      At December 31, 2005 the amount accrued for future environmental-related costs was $5.6 million. Of the total amount accrued at December 31, 2005, $3.3 million is expected to be paid out during 2006 and is included in the other accrued liabilities line of the balance sheet. The remaining $2.3 million is recorded in other noncurrent liabilities.
      Based on available information, RTI believes that its share of potential environmental-related costs is in a range from $4.0 to $9.6 million in the aggregate. The Company has included in its other noncurrent assets $2.1 million as expected recoveries of costs from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving such cost recoveries from such third parties for a number of years as partial reimbursement for costs incurred by the Company.
      As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.
      Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.
      Ashtabula River. The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the EPA, the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (ARCG II), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. Of the total amount accrued by the Company for future environmental-related costs of $5.6 million at December 31, 2005, the amount related to the Ashtabula River Remediation represents $5.0 million.
      Former Ashtabula Extrusion Plant. The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003 the Department of Energy terminated the remediation contract. In September 2005 DOE entered into an agreement with a third party to complete the site remediation, which is expected to be completed by the end of 2006. In December, DOE paid the Company a settlement sufficient to cover all claims incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remedial contractor.
      Reserve Environmental Services Landfill. In 1998 the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (RES). In 2004 USEPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation in 2006 and 2007.

New Accounting Standards
      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” in order to change the requirements for the accounting and reporting of a change in accounting principal. SFAS 154 applies to all voluntary changes in accounting principal and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principal, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 becomes effective for accounting changes and corrections of errors incurred during fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.
      In March 2005, the FASB issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has adopted FIN 47 and the impact was not material to its results of operations, cash flows or financial position.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment”, which replaces SFAS No. 123 and supercedes APB Opinion No. 25. FAS 123R requires the mandatory expensing of share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of SFAS 123R for the fiscal year beginning January 1, 2006 and plans to adopt this pronouncement using the modified prospective method. The Company had previously been expensing restricted stock awards using the fair market value of the common stock on the date of the award and had adopted the disclosure-only alternative allowed by SFAS 123 for stock options. The Company expects to record stock compensation expense of approximately $2.2 million and $4.1 million in the first quarter 2006 and for the year-ending December 31, 2006, respectively, related to unvested stock awards and stock awards to be granted in 2006 under SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow rather than as an operating cash inflow as required under current literature. This requirement will reduce the net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $4.6 million, $1.3 million, and $0.4 million in 2005, 2004, and 2003, respectively.
      In December 2004 the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs.” The Company is required to adopt SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items—if abnormal—be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the costs of conversion based upon the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition or results of operations.
Acquisitions
      RTI continues to evaluate potential acquisition candidates to determine if they are likely to increase the Company’s earnings and value. RTI evaluates such potential acquisitions on the basis of their ability to enhance or improve the Company’s existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for its products. RTI may make acquisitions using its available cash resources, borrowings under its existing credit facility, new debt financing, the Company’s common stock, joint venture/partnership arrangements or any combination of the above. RTI did not make any acquisitions during 2005.
      On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc., (“Claro”) of Montreal, Quebec, Canada. Claro is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry. The purchase was made with available cash on hand and newly issued common shares.
      The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI common stock with a fair value of $7.0 million. The purchase agreement provided for a post-closing audit period for adjustments to the purchase price to finalize and determine whether the target equity amount of $9.7 million existed on the closing date. The Company has subsequently agreed that the target equity amount was achieved and has included $0.2 million as additional purchase price allocation which was previously excluded, resulting in an increase to goodwill of $0.2 million. During the third quarter of 2005, the Company concluded its evaluation of pre-acquisition contingencies in accordance with SFAS 141, “Business Combinations” and determined that the fair value of certain inventories should be reduced by $0.4 million and goodwill increased by $0.4 million.
      Claro operates and reports under the Company’s Fabrication and Distribution segment and was reflected in results of operations effective October 1, 2004.
Critical Accounting Policies
      RTI’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that have a material impact on the amounts recorded for assets and liabilities and resulting revenue and expenses. Management estimates are based on historical evidence and other available information, which in management’s opinion provide the most reasonable and likely result under the current facts and circumstances. Under different facts and circumstances expected results may differ materially from the facts and circumstances applied by management.
      Of the accounting policies described in Note 2 of the Company’s consolidated financial statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of goodwill and intangible assets, long-lived assets, income taxes, employee benefit plans, environmental liabilities and certain valuation accounts described below would be most critical if management estimates were incorrect. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, duty drawback, property, plant and equipment, goodwill, pensions, post-retirement benefits, workers compensation, environmental liabilities and income taxes.
      Inventories. Inventories are valued at the lower of cost (last in, first out (LIFO), first-in, first-out (FIFO) and average cost methods), or market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation). The majority of our inventory is valued utilizing the LIFO costing methodology. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded.
      Goodwill and Intangible Assets. In the case of goodwill and long-lived assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or long-lived assets may be required. Intangible assets were originally valued at fair value with the assistance of outside experts. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Intangible assets are amortized over 20 years.
      Management evaluates the recoverability of goodwill by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information. The carrying value of goodwill at December 31, 2005 was $48.6 million and $46.6 million at December 31, 2004, representing 10% and 12% of total assets, respectively. Management relies on its estimate of cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall conditions, sales volumes and prices, costs of production, and working capital changes. The discounted cash flow evaluation is completed annually in the fourth quarter, absent any events throughout the year which would indicate an impairment. If an event were to occur that indicates a potential impairment, the Company would perform a discounted cash flow evaluation prior to the fourth quarter. At December 31, 2005 and 2004, the results of management’s assessment did not indicate an impairment.
      Long-Lived Assets. Management evaluates the recoverability of property, plant and equipment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be fully recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances may include technological changes, changes in our business model, capital structure, economic conditions, or operating performance. Our evaluation is based upon, among other items, our assumptions about the estimated undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, the Company will recognize an impairment loss. Management applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows associated with the assets, and the fair value of the asset.
      Income Taxes. The likelihood of realization of deferred tax assets is reviewed by management quarterly, giving consideration to all the current facts and circumstances. Based upon their review, management records the appropriate valuation allowance to reduce the net value of the deferred tax assets to the amount more likely than not to be realized. Should management determine in a future period that an additional valuation allowance is required, because of unfavorable changes in the facts and circumstances, there would be a corresponding charge to income tax expense.
      The future tax benefit arising from net deductible temporary differences was $2.7 million at December 31, 2005 and $4.2 million at December 31, 2004. The Company has provided a valuation allowance to offset a portion of foreign tax credits and state net operating loss carryforwards (see Note 8 to the consolidated financial statements). Deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future taxable income levels. In the event the Company was to determine that it would not be able to realize all or a part of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income as appropriate, in the period in which the determination was made.
      Employee Benefit Plans. Included in the Company’s accounting for its defined benefit pension plans are assumptions on future discount rates, expected return on assets and rate of future compensation changes. The Company considers current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term assumptions in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.
      The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The rate was determined taking into consideration a Corporate Yield model and a Dedicated Bond Portfolio model, as well as considering rates on high quality (Aaa-Aa) corporate bonds in order to select a discount rate that best matches the expected payment streams of the future payments. The Company reduced its discount rate at December 31, 2005 from 2004 to determine its future benefit obligation. The discount rate at December 31, 2005 was 5.50% and at December 31, 2004 was 5.75%.
      The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 5.50% used at December 31, 2005 would have the following effect on the defined benefit plans in millions of dollars:

	-.25%		+.25%

Effect on total projected benefit obligation (PBO) (in millions)	+$	3.3	-$	3.1
Effect on subsequent years periodic pension expense (in millions)	+$	0.2	-$	0.2
      The Company develops the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. The Company assumed an 8.5% expected rate of return in both 2005 and 2004.

      The Company’s defined benefit pension plans weighted-average asset allocations at December 31 by asset category are as follows:

	2005	2004

Asset category:
Equity securities	56%	59%
Debt securities	44%	40%
Other	0%	1%

Total	100%	100%

      The Company’s target asset allocation as of December 31, 2005 by asset category is as follows:

Asset category:
Equity securities	56%
Debt securities	42%
Other	2%

Total	100%

      The Company’s investment policy for the defined benefit pension plan includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Company and a designated third-party fiduciary periodically review the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.
      The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Postretirement	Postretirement
		Benefit Plan	Benefit Plan
		(including	(not including
	Pension	Plan D	Plan D
	Benefit Plans	subsidy)	subsidy)

2006	$7,868	$1,662	$1,963
2007	7,889	1,661	1,975
2008	7,965	1,665	1,989
2009	7,990	1,681	2,012
2010	8,072	1,706	2,042
2011 to 2015	$42,725	$8,943	$10,650
      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of December 31, 2005, the Company recognized the effects of the Act in the measure of its accumulated postretirement benefit obligation under its postretirement benefit plan in accordance with FSP FAS 106-2. This resulted in a decrease of $2.5 million to the accumulated postretirement benefit obligation.
      The Company contributed $9.0 million to its qualified defined benefit pension plan in 2005 and $2.9 million, subsequent to year-end, in February 2006. The Company may contribute additional amounts during 2006 if the Company determines it to be appropriate.
      The Company currently does not have any minimum funding obligations under ERISA but continually evaluates whether the best use of its cash may include a contribution to the pension plans.

      Environmental Liabilities. The Company provides for environmental liabilities when these liabilities become probable and can be reasonably estimated. The Company regularly evaluates and assesses its environmental responsibilities. Should facts and circumstances indicate that a liability exists or that previously evaluated and assessed liabilities have changed, the Company will record the liability or adjust the amount of an existing liability.
Item 7(A).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      In the normal course of business, the Company is exposed to market risk and price fluctuations related to the purchases of certain materials and supplies used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available. The majority of the Company’s raw material purchases for titanium sponge are made under long-term contracts with negotiated prices.
      The Company’s long-term credit arrangement is based on rates that float with LIBOR based rates or bank prime rates. At December 31, 2005, the Company had no outstanding obligations under this credit arrangement.
      The Company is subject to foreign currency exchange exposure for purchases of materials, equipment and services, including wages, which are denominated in currencies other than the U.S. dollar, as well as non-dollar denominated sales. From time to time the Company may use forward exchange contracts to manage these risks, although they are generally considered to be minimal. The majority of the Company’s sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuation.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of RTI International Metals, Inc.:
      We have completed integrated audits of RTI International Metals, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 16, 2006

RTI INTERNATIONAL METALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Years Ended December 31,

	2005	2004	2003

Sales	$346,906	$209,643	$180,256
Operating costs:
Cost of sales	240,314	184,592	153,574
Selling, general and administrative expenses	48,816	38,974	28,558
Research, technical and product development expenses (Note 2)	1,642	1,181	1,306

Total operating costs	290,772	224,747	183,438
Other operating income (Note 9)	—	538	967

Operating income (loss)	56,134	(14,566)	(2,215)
Other income (Note 9)	369	9,432	8,894
Interest income (expense), net	909	138	(172)

Income (loss) from continuing operations before income taxes	57,412	(4,996)	6,507
Provision (benefit) for income taxes (Note 8)	20,068	(2,677)	2,399

Net income (loss) from continuing operations	37,344	(2,319)	4,108
Net income (loss) from discontinued operations, net of tax effects of $870, $(352) and $358 (Note 19)	1,591	(638)	606

Net income (loss)	$38,935	$(2,957)	$4,714

Basic earnings (loss) per common share (Note 4):
Continuing operations	$1.68	$(0.11)	$0.20
Discontinued operations	0.07	(0.03)	0.03

Net income (loss)	$1.75	$(0.14)	$0.23

Diluted earnings (loss) per common share (Note 4):
Continuing operations	$1.66	$(0.11)	$0.19
Discontinued operations	0.07	(0.03)	0.03

Net income (loss)	$1.73	$(0.14)	$0.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,

	2005	2004

ASSETS
Assets:
Cash and cash equivalents	$53,353	$62,701
Investments	2,410	—
Receivables, less allowance for doubtful accounts of $1,604 and $1,486 (Note 5)	54,212	44,490
Inventories, net (Note 6)	223,394	133,512
Current deferred income tax asset (Note 8)	3,778	1,145
Income tax receivable	—	3,321
Other current assets (Note 14)	7,407	3,597

Total current assets	344,554	248,766
Property, plant and equipment, net (Note 7)	80,056	82,593
Goodwill	48,646	46,618
Other intangible assets, net (Note 3)	16,581	16,040
Noncurrent deferred income tax asset (Note 8)	5,451	8,930
Intangible pension asset (Note 11)	4,076	3,365
Other noncurrent assets	2,387	3,099

Total assets	$501,751	$409,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$25,620	$14,253
Accrued wages and other employee costs	10,953	4,863
Billings in excess of costs and estimated earnings (Note 13)	13,352	4,708
Income taxes payable	3,367	—
Current deferred income tax liability (Note 8)	3	—
Other accrued liabilities (Note 17)	8,589	6,498

Total current liabilities	61,884	30,322
Long-term debt (Note 10)	—	—
Accrued postretirement benefit cost (Note 11)	21,070	20,811
Accrued pension cost (Note 11)	25,595	21,090
Noncurrent deferred tax liability (Note 8)	6,516	5,918
Other noncurrent liabilities (Note 17)	7,034	7,312

Total liabilities	122,099	85,453

Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,131,211 and 22,194,344 shares issued; and 22,687,139 and 21,772,730 shares outstanding	231	221
Additional paid-in capital	278,690	258,526
Deferred compensation	(3,078)	(2,499)
Treasury stock, at cost; 444,072 and 421,614 shares	(4,389)	(3,906)
Accumulated other comprehensive (loss)	(25,112)	(22,759)
Retained earnings	133,310	94,375

Total shareholders’ equity	379,652	323,958

Total liabilities and shareholders’ equity	$501,751	$409,411

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$38,935	$(2,957)	$4,714
Net income from discontinued operations	(1,660)	(54)	(606)
Loss on disposal of discontinued operations	69	692	—

Net income (loss) from continuing operations	37,344	(2,319)	4,108
Adjustment for non-cash items included in net income:
Depreciation and amortization	13,263	12,448	12,023
Deferred income taxes	3,681	2,565	(4,184)
Stock-based compensation and other	1,647	1,123	1,585
Tax benefits from exercise of stock options	4,592	1,336	444
Gain from sale of property, plant and equipment	(26)	(349)	(967)
Changes in assets and liabilities (net of effects of businesses acquired):
Receivables	(11,488)	(10,742)	6,504
Inventories	(89,664)	19,868	(3,746)
Accounts payable	12,368	(839)	(757)
Income taxes payable	6,055	(9,623)	4,759
Billings in excess of costs and estimated earnings	8,674	(2,794)	5,114
Other current liabilities	8,418	4,341	(499)
Other assets and liabilities	(7,046)	2,180	(64)

Cash (used) provided by continuing operating activities	(12,182)	17,195	24,320
Cash provided by discontinued operating activities	1,473	3,487	6,445

Cash (used) provided by operating activities	(10,709)	20,682	30,765

Cash flows from investing activities:
Acquisitions, net of cash acquired, and other investing	(290)	(24,225)	—
Proceeds from disposal of property, plant and equipment	28	595	1,437
Purchase of investments	(9,150)	—	—
Proceeds from sale of investments	6,740	—	—
Capital expenditures	(9,486)	(5,771)	(5,402)

Cash used in investing activities of continuing operations	(12,158)	(29,401)	(3,965)

Cash from investing activities of discontinued operations	8	—	—

Cash used in investing activities	(12,150)	(29,401)	(3,965)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	13,811	4,023	1,090
Purchase of common stock held in treasury	(483)	(288)	(586)
Deferred charges related to credit facility	—	(285)	—

Cash provided by financing activities	13,328	3,450	504

Effect of exchange rate changes on cash and cash equivalents	183	—	—
(Decrease) increase in cash and cash equivalents	(9,348)	(5,269)	27,304
Cash and cash equivalents at beginning of period	62,701	67,970	40,666

Cash and cash equivalents at end of period	$53,353	$62,701	$67,970

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	$486	$426	$443

Cash paid for income taxes	$12,791	$6,086	$3,165

Non-cash investing and financing activities:
Issuance of common stock for restricted stock awards	$1,771	$1,301	$955

Capital lease obligations incurred	$116	$6	$40

Common stock issued in acquisition	$—	$7,014	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

							Accumulated
			Addt’l.		Treasury		Other
	Shares	Common	Paid-in	Deferred	Common	Retained	Comprehensive		Comprehensive
	Outstanding	Stock	Capital	Compensation	Stock	Earnings	Income (Loss)	Total	Income (Loss)

Balance at December 31, 2002	20,775,983	$211	$242,373	$(1,982)	$(3,032)	$92,618	$(19,015)	$311,173
Shares issued for directors’ compensation	18,213	—	186	(186)	—	—	—	—
Shares issued for restricted Stock award plans	75,220	1	768	(769)	—	—	—	—
Compensation expense recognized	—	—	—	928	—	—	—	928
Treasury common stock purchased	(57,489)	—	—	—	(586)	—	—	(586)
Exercise of employee stock options including tax benefit of stock plans	122,736	1	1,533	—	—	—	—	1,534
Net income	—	—	—	—	—	4,714	—	4,714	$4,714
Adjustment to excess minimum pension liability (a)	—	—	—	—	—	—	(103)	(103)	(103)

Comprehensive income									$4,611

Balance at December 31, 2003	20,934,663	$213	$244,860	$(2,009)	$(3,618)	$97,332	$(19,118)	$317,660
Shares issued for directors’ compensation	18,179	—	265	(265)	—	—	—	—
Shares issued for restricted Stock award plans	69,250	1	1,035	(1,036)	—	—	—	—
Compensation expense recognized	—	—	—	811	—	—	—	811
Treasury common stock purchased	(19,275)	—	—	—	(288)	—	—	(288)
Exercise of employee stock options including tax benefit	411,005	3	5,356	—	—	—	—	5,359
Net loss	—	—	—	—	—	(2,957)	—	(2,957)	$(2,957)
Stock issued in Claro purchase	358,908	4	7,010	—	—	—	—	7,014
Adjustment to excess minimum pension liability (a)	—	—	—	—	—	—	(3,794)	(3,794)	(3,794)
Foreign currency translation	—	—	—	—	—	—	153	153	153

Comprehensive income (loss)									$(6,598)

Balance at December 31, 2004	21,772,730	$221	$258,526	$(2,499)	$(3,906)	$94,375	$(22,759)	$323,958
Shares issued for directors’ compensation	12,036	—	311	(311)	—	—	—	—
Shares issued for restricted Stock award plans	66,000	1	1,459	(1,460)	—	—	—	—
Compensation expense recognized	—	—	—	1,192	—	—	—	1,192
Treasury common stock purchased	(22,458)	—	—	—	(483)	—	—	(483)
Exercise of employee stock options including tax benefit	858,831	9	18,394	—	—	—	—	18,403
Net income	—	—	—	—	—	38,935	—	38,935	$38,935
Adjustment to excess minimum pension liability (a)	—	—	—	—	—	—	(4,817)	(4,817)	(4,817)
Foreign currency translation	—	—	—	—	—	—	2,464	2,464	2,464

Comprehensive income									$36,582

Balance at December 31, 2005	22,687,139	$231	$278,690	$(3,078)	$(4,389)	$133,310	$(25,112)	$379,652

(a)	Charges to minimum pension liability adjustments in 2005, 2004, and 2003 are net of tax benefits of $2,562, $2,042, and $56, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise noted)

NOTE 1—	Organization and Operations:
      The consolidated financial statements of RTI International Metals, Inc. (the “Company”) include the financial position and results of operations for the Company and its subsidiaries.
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

Review of accounting for employee benefit and executive compensation arrangements
      During 2005, the Company performed an extensive review of the accounting for its existing employee benefit and executive compensation arrangements which it completed in the fourth quarter of 2005. The results of this review indicated the Company had incorrectly accounted for two non-qualified pension plans as well as two deferred compensation arrangements with key management.
      The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of these errors was not material to the Company’s consolidated financial statements for any interim or annual period in which the errors were found. In reaching this conclusion, the Company reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” in order to determine that the misstatements were not material on a quantitative or qualitative basis. As a result, the Company recorded a cumulative adjustment in the fourth quarter of 2005 to record the effects of these employee benefit and deferred compensation arrangements. The net impact of these corrections was a decrease to pre-tax income and net income in the amounts of $1.7 million and $1.1 million, respectively, for the three months and year ended December 31, 2005.

NOTE 2—	Summary of Significant Accounting Policies:

Principles of consolidation:
      The consolidated financial statements include the accounts of RTI International Metals, Inc. and its majority owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Use of estimates:
      Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, inventories, duty drawback, property, plant and equipment, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities and income taxes.

Fair value:
      For certain of the Company’s financial instruments and account groupings, including cash, accounts receivable, accounts payable, accrued wages and other employee costs, billings in excess of costs and estimated earnings and other accrued liabilities, the carrying value approximates fair value due to the short maturities of the instruments and groupings.

Cash equivalents:
      The Company considers all cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds.

Investments:
      Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in investment income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity. The Company’s investments at December 31, 2005 are classified as available-for-sale.

Accounts receivable:
      Accounts receivable are carried at net realizable value. Estimates are made as to the Company’s ability to collect outstanding accounts receivable, taking into consideration the amount, customer’s financial condition and age of the debt. The Company ascertains the net realizable value of amounts owed and provides an allowance when collection becomes doubtful. Accounts receivable are expected to be collected in the normal course of business.

Inventories:
      Inventories are valued at cost as determined by the last-in, first-out (LIFO) method for approximately 57% of the Company’s inventories for both 2005 and 2004. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (FIFO) and weighted average cost methods. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded.

U.S. customs recovery—other current assets:
      The Company maintains a program through its authorized agent to recapture duty paid by the Company on imported titanium sponge as an offset against exports by its customers. The agent who matches the Company’s duty paid with export shipments of its customers through filings with the U.S. Customs Service performs the recapture process. The Company has entered into multiple sharing arrangements with its export customers.
      The Company takes a credit to cost of sales when it receives notification from its agent that the claim has been accepted by the U.S. Customs Department. The Company recognized cost reduction amounts of $2.4 million, $0.8 million and $0.2 million in 2005, 2004 and 2003. respectively. The Company assesses the net realizable value of outstanding claims to the Company based on the age of the claim and may provide for an allowance for amounts not received in a timely manner. At December 31, 2005 and 2004, the Company was owed $2.9 million and $2.0 million, respectively, from U.S. Customs. The Company provided allowances of $0.7 million in 2005 and $0.2 million in 2004.

Property, plant and equipment:
      The cost of property, plant and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the periods included in these financial statements, the Company did not capitalize interest expense. During all periods presented, the Company did not have any long-term debt and interest expense incurred was related to fees on unused capacity for the Company’s unsecured credit facility.
      In general, depreciation of properties is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $12.5 million, $12.0 million and $12.0 million, respectively. For financial accounting purposes, depreciation and amortization are provided over the following useful lives:

Building and improvements	20-40 years
Machinery and equipment	7-15 years
Furniture and fixtures	5-10 years
Computer hardware and software	3-10 years
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
      Under the provisions of Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) internal costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and the software is ready for its intended purpose.

Goodwill and intangible assets:
      Goodwill arising from business acquisitions, which represents the excess of the purchase price over the fair value of the assets acquired, is recorded as an asset.
      Prior to adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets,” goodwill was amortized using the straight-line method over the economic life of the asset acquired, not to exceed 25 years. Under SFAS No. 142, goodwill amortization ceased and the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate an impairment, the Company performs annual impairment testing during the fourth quarter. There have been no impairments to date. In the case of goodwill and long-lived assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or long-lived assets may be required.
      Intangible assets consist of customer relationships as a result of our 2004 acquisition of Claro Precision, Inc. These intangible assets, which were recorded at fair value, are being amortized over 20 years. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Amortization expense related to intangible assets subject to amortization was $0.8 million and $0.2 million for the years ended December 31, 2005 and 2004. Estimated annual amortization expense is expected to be $0.8 million for each of the next five successive years.

      The carrying amount of goodwill and other intangible assets attributable to each segment at December 31, 2004 and 2005 is as follows (in thousands):

Goodwill

	December 31,		Translation	December 31,
	2004	Adjustment	Adjustment	2005

Titanium Group	$1,955	$636	$—	$2,591
Fabrication and Distribution Group	44,663	569	823	46,055

Total	$46,618	$1,205	$823	$48,646

      For the year ended December 31, 2005, additional goodwill was added to the Titanium Group through the finalization of the acquisition of the minority interest in Galt Alloys, Inc. For the Fabrication and Distribution Group, translation of the purchase accounting for Claro in accordance with SFAS 141 resulted in additional goodwill of $823 thousand.

Intangibles
      Other intangible assets are comprised of customer relationships.

	December 31,	(Expense)/	Translation	December 31,
	2004	Income	Adjustment	2005

Titanium Group	$—	$—	$—	$—
Fabrication and Distribution Group	16,040	(804)	1,345	16,581

Total	$16,040	$(804)	$1,345	$16,581

Other long-lived assets:
      The Company evaluates the potential impairment of other long-lived assets including property, plant and equipment when events or circumstances indicate that a change in value may have occurred. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” if the carrying value of the assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value.

Environmental:
      The Company expenses environmental expenditures related to existing conditions from which no future benefit is determinable. Expenditures that enhance or extend the life of the assets are capitalized. The Company determines its liability for remediation on a site by site basis and records a liability when it is probable and can be reasonably estimated. The Company has included in other noncurrent assets an amount that it expects to collect from third parties as reimbursement for such expenses. This amount represents the contributions from third parties in conjunction with the Company’s most likely estimate of its environmental liabilities. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

Treasury Stock:
      The Company accounts for treasury stock under the cost method and includes such shares as a reduction of total shareholders’ equity.

Revenue and cost recognition:
      Revenues from the sale of products are recognized upon passage of title, risk of loss, and risk of ownership to the customer. Title, risk of loss and ownership in most cases coincides with shipment from the Company’s facilities. On occasion, the Company may use shipping terms of FOB-Destination or Ex-Works.

      The Company uses the completed contract accounting method for long term contracts which results in the deferral of costs and estimated earnings on uncompleted contracts, net of progress billings. This amount is included in “Inventories” on the consolidated balance sheets. In 2005, this amount was $11.1 million and in 2004 this amount was $2.4 million. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
      The Company recognizes revenue only upon the acceptance of a definitive agreement or purchase order and upon delivery in accordance with the delivery terms in the agreement or purchase order, and the price to the buyer is fixed and collection is reasonably assured.

Shipping and handling fees and costs:
      All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third-party shippers to transport titanium and titanium mill products are reported as a component of cost of sales.

Research and development:
      Research and development costs are expensed as incurred. These costs amounted to $1.6 million, $1.2 million and $1.3 million in 2005, 2004 and 2003, respectively.

Pensions:
      The Company and its subsidiaries have a number of pension plans which cover substantially all employees. Most employees in the Titanium Group are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with applicable regulations, provide not only for benefits attributed to date but also for those expected to be earned in the future. The Company’s policy is to fund pension costs at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, for U.S. plans plus additional amounts as may be approved from time to time.
      The Company accounts for its defined benefit pension plans in accordance with SFAS 87, “Employers’ Accounting for Pensions,” which requires amounts recognized in the financial statements to be determined on an actuarial basis, rather than as contributions are made to the plan.

Other postretirement benefits:
      The Company provides health care benefits and life insurance coverage for certain of its employees and their dependents. Under the Company’s current plans, certain of the Company’s employees will become eligible for those benefits if they reach retirement age while working with the Company. In general, employees of the Titanium Group are covered by postretirement health care and life insurance benefits.
      The Company also sponsors a postretirement plan covering certain employees. This plan provides health care benefits for eligible employees. We account for these benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” which requires that amounts recognized in financial statements be determined on a actuarial basis, rather than as benefits are paid.
      The Company does not pre-fund postretirement benefit costs, but rather pays claims as presented.

Income taxes:
      Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities multiplied by the enacted tax rates which will be in effect when these differences are expected to reverse. In addition, deferred tax assets may arise from net operating losses (“NOLs”) and tax credits which may be carried back to obtain refunds or carried forward to offset future cash tax liabilities.

      SFAS 109, “Accounting for Income Taxes,” requires a valuation allowance when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The Company evaluates quarterly the available evidence supporting the realization of deferred tax assets and adjusts the valuation allowance accordingly.

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
      The functional currency of the Company’s newly acquired Canadian subsidiary is the local currency. Assets and liabilities are translated at year-end exchange rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are reported as a component of shareholders’ equity and are not included in income. Foreign currency transaction gains and losses are included in net income for the period.
      Transactions and balances denominated in currencies other than the functional currency of the transacting entity are remeasured at current rates when the transaction occurs and at each balance sheet date.

Derivative financial instruments:
      The Company may enter into derivative financial instruments only for hedging purposes. Derivative instruments are used as risk management tools. The Company does not use these instruments for trading or speculation. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure upon inception of the instrument. If a derivative instrument fails to meet the criteria as an effective hedge, gains and losses are recognized currently in income. There were no derivatives entered into for hedging purposes in 2005 and 2004.

Stock-based compensation:
      As permitted by the provisions of SFAS 123, “Accounting for Share-Based Compensation”, the Company has elected to measure stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and to adopt the disclosure-only alternative described in SFAS 123 for stock options awarded by the Company. For restricted stock awards, the Company records deferred stock-based compensation based on the fair market value of common stock on the date of the award. Such deferred stock-based compensation is amortized over the vesting period of each individual award.

      If compensation expense for the Company’s stock options granted had been determined based on the fair value at the grant date for the awards in accordance with SFAS 123, the effect on the Company’s net income and earnings per share for the three years ended December 31, 2005 would have been as follows:

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss), as reported	$38,935	$(2,957)	$4,714
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	775	365	586
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(1,384)	(761)	(1,091)

Pro forma net income (loss)	$38,326	$(3,353)	$4,209

Net income (loss) per share:
-As reported -basic	$1.75	$(0.14)	$0.23
-diluted	$1.73	$(0.14)	$0.23
-Pro forma -basic	$1.73	$(0.16)	$0.20
-diluted	$1.70	$(0.15)	$0.20
      Fair values of options at grant date were estimated using a Black-Scholes model and the assumptions listed below:

	2005		2004		2003

Expected life (years)	6		5		5
Risk-free interest rate	4.0%		3.3%		3.0%
Expected volatility	45.0%		38.0%		40.0%
Expected weighted average fair value of options granted during the year	$11.1	4	$5.2	1	$3.6	5
      Included in the Company’s income for the years 2005, 2004 and 2003 is stock-based compensation expense amounting to $1,192, $811 and $928, respectively. Net of tax, these amounts were $775, $365 and $586, respectively.

New accounting standards:
      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 154 (SFAS 154), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” in order to change the requirements for the accounting and reporting of a change in accounting principal. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principal, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 becomes effective for accounting changes and corrections of errors incurred during fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.
      In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has adopted FIN 47 and the impact was not material to its results of operations, cash flows or financial position.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. FAS 123R requires the mandatory expensing of share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of SFAS 123R for the fiscal year beginning January 1, 2006. The Company had previously been expensing restricted stock awards using the fair market value of the common stock on the date of the award and had adopted the disclosure-only alternative allowed by SFAS 123 for stock options. The Company expects to record stock compensation expense of approximately $2.2 million and $4.1 million in the first quarter 2006 and for the year-ending December 31, 2006, respectively, related to unvested stock awards and stock awards to be granted in 2006 under SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow rather than as an operating cash inflow as required under current literature. This requirement will reduce the net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $4.6 million, $1.3 million, and $0.4 million in 2005, 2004, and 2003, respectively.
      In December 2004 the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs.” The Company is required to adopt SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items—if abnormal—be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the costs of conversion based upon the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Reclassifications:
      Certain amounts in the 2004 and 2003 financial statements have been reclassified to be consistent with the 2005 presentation.
NOTE 3—Acquisitions
      On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc., (“Claro”) of Montreal, Quebec, Canada. Claro is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry. The purchase was made with available cash on hand and newly issued common shares.
      The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI common stock with a fair value of $7.0 million. The purchase agreement provided for a post-closing audit period for adjustments to the purchase price to finalize and determine whether the target equity amount of $9.7 million existed on the closing date. The Company has subsequently agreed that the target equity amount was achieved and has included $0.2 million as additional purchase price allocation which was previously excluded, resulting in an increase to goodwill of $0.2 million. During the third quarter of 2005, the Company concluded its evaluation of the purchase price allocation in accordance with SFAS 141, “Business Combinations” and determined that the fair value of certain inventories should be reduced by $0.4 million and goodwill increased by $0.4 million.
      Claro operates and reports under the Company’s Fabrication and Distribution segment and was reflected in results of operations effective October 1, 2004.

      The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed from Claro based on their fair market values as of October 1, 2004 and includes adjustments determined during the third quarter of 2005. In accordance with SFAS 141, the purchase price was assigned to the assets and liabilities acquired based on fair value.

Allocated
Purchase
Price
(In thousands)
Acquired assets:
Accounts receivable	$2,802
Inventories	4,328
Other assets	46
Property, plant & equipment	3,836
Goodwill	11,090
Intangible assets	16,200

Total assets	38,302
Acquired liabilities:
Accounts payable	1,010
Income taxes payable	1,543
Current deferred income taxes liability	1,145
Other accrued liabilities	160
Noncurrent deferred income taxes	5,414

Total liabilities	9,272

Net assets acquired	$29,030

Purchase price
Cash, net of cash acquired	$22,016
RTI common stock	7,014

$29,030

      The following unaudited pro forma information for RTI is provided to include the results of Claro Precision, Inc. as if the acquisition had been consummated on January 1, 2003 and January 1, 2004, respectively.

	Pro Forma	Pro Forma
(In thousands, except per share data)	2004	2003
(Unaudited)
Net sales	$235,999	$219,941

Net income from continuing operations	434	8,338
Net income (loss) from continuing operations per common share:
Basic	0.02	0.40
Diluted	0.02	0.40
Net income (loss)	$(533)	$8,338
Net income (loss) per common share:
Basic	(0.03)	0.40
Diluted	(0.03)	0.40
      The $16.2 million of intangible assets represent the assigned value of customer relationships with an estimated useful life of approximately 20 years. Accumulated amortization at December 31, 2005 and 2004 related to these intangible assets was $1.0 million and $0.2 million, respectively. Goodwill of $11.1 million resulted from the acquisition and is non-deductible for income tax purposes in Canada. Additionally, inventory and fixed assets were stepped-up to approximate fair market value and are being depreciated in accordance with the Company’s accounting policies.

      The pro forma combined financial results have been prepared for comparative purposes only as described above. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2003 and January 1, 2004, respectively, or of future results of the consolidated entities.
NOTE 4—Earnings per Share:
      A reconciliation of the income and weighted average number of outstanding common shares used in the calculation of basic and diluted earnings per share for each of the years ended December 31, 2005, 2004, and 2003, follows (in thousands except number of shares and per share amounts):

	2005	2004	2003

Net income
Net income from continuing operations	$37,344	$(2,319)	$4,108
Net income (loss) from discontinued operations	1,591	(638)	606

Net income (loss)	$38,935	$(2,957)	$4,714

Weighted-average shares outstanding:
Basic	22,186,966	21,309,737	20,829,796
Effect of dilutive securities	338,604	—	166,498

Diluted	22,525,570	21,309,737	20,996,294

Basic earnings per share
Continuing operations	$1.68	$(0.11)	$0.20
Discontinued operations	0.07	(0.03)	0.03

Basic earning per share	$1.75	$(0.14)	$0.23

Diluted earnings per share
Continuing operations	$1.66	$(0.11)	$0.19
Discontinued operations	0.07	(0.03)	0.03

Diluted earnings per share	$1.73	$(0.14)	$0.22

      4,176, 451,230, and 957,202 shares of common stock issuable upon exercise of employee stock options have been excluded from the calculation of diluted earnings per share in 2005, 2004, and 2003, respectively, because the exercise price of the options exceeded the weighted average market price of the Company’s common stock during those periods, and would have been anti-dilutive.
NOTE 5—Accounts Receivable:

	December 31,

	2005	2004

Trade and commercial customers	$55,661	$42,840
U.S. Government—Department of Energy	155	3,136

	55,816	45,976
Less—Allowance for doubtful accounts	(1,604)	(1,486)

	$54,212	$44,490

NOTE 6—Inventories:

	December 31,

	2005	2004

Raw materials and supplies	$66,533	$40,459
Work-in-process and finished goods	195,870	112,010
LIFO reserve	(39,009)	(18,957)

	$223,394	$133,512

      The Company used a LIFO valuation method for approximately 57.4% and 57.0% of its inventories in 2005 and 2004, respectively. The remaining inventories are valued using a combination of FIFO and weighted average cost methods. A reduction of LIFO inventories (decrements) resulted in reducing pretax income $1.2 million in 2004, and $0.6 million in 2003. There was no decrement in 2005.
NOTE 7—Property, Plant and Equipment:
      Property, plant and equipment is stated at cost and consists of the following:

	December 31,

	2005	2004

Land	$967	$969
Buildings and improvements	46,398	44,296
Machinery and equipment	173,410	165,008
Computer hardware and software, furniture and fixtures, and other	39,486	40,566
Construction in progress	2,431	3,750

	262,692	254,589
Less—Accumulated depreciation	(182,636)	(171,996)

	$80,056	$82,593

NOTE 8—Income Taxes
      The “Provision (benefit) for income taxes” caption in the consolidated statements of operations includes the following income tax expense (benefit) from continuing operations:

	December 31, 2005			December 31, 2004			December 31, 2003

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$14,366	$5,800	$20,166	$(6,201)	$3,008	$(3,193)	$2,848	$(721)	$2,127
State	723	(1,436)	(713)	116	(249)	(133)	384	(141)	243
Foreign	1,298	(683)	615	630	19	649	418	(389)	29

Total	$16,387	$3,681	$20,068	$(5,455)	$2,778	$(2,677)	$3,650	$(1,251)	$2,399

      The following table sets forth the components of income (loss), from continuing operations before income taxes by jurisdiction:

	Year Ended December 31

	2005	2004	2003

United States	$57,944	$(4,488)	$7,283
Foreign	(532)	(508)	(776)

	$57,412	$(4,996)	$6,507

      A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	December 31,

	2005	2004	2003

Statutory rate of 35% applied to income before income taxes	$20,094	$(1,749)	$2,277
State income taxes, net of federal tax effects	(502)	(127)	159
Adjustments of tax reserves and prior years’ income taxes	(95)	(850)	(123)
Effects of foreign operations	553	(604)	40
Other	(36)	76	46
Valuation allowance	54	577	—

Total provision	$20,068	$(2,677)	$2,399

Effective tax rate	35%	54%	37%

      The amount associated with 2005 state taxes reflects a benefit of $1.3 million attributable to a change in the Company’s Ohio tax status. In prior years, operating forecasts suggested that the Company would pay Ohio tax based on its net worth; accordingly, no deferred income taxes were provided. Operating forecasts now suggest that the Company will pay income tax, which resulted in the establishment of Ohio deferred tax assets through this benefit to tax expense. Also, the Effects of Foreign Operations include a charge of $0.4 million to reflect a Quebec tax rate change applicable to the Company’s Canadian affiliate.
      The results for 2003 included the impact of a settlement with the IRS related to examinations performed on RTI’s 1998 through 2001 tax years. As a result of this settlement, the Company is now closed with the IRS in respect to all years through 2001.
      Deferred tax assets and liabilities resulted from the following:

	December 31,

	2005	2004

Deferred tax assets
Inventories	$948	$5,575
Postretirement benefit costs	7,623	8,053
Employment costs	2,454	1,631
Foreign tax credits (Expire 2012 through 2015)	847	150
Environmental related costs	1,263	621
Foreign tax loss carryforwards	507	450
Pension costs	7,188	6,123
State tax credit & net operating loss carryforwards (Expire through 2024)	629	—
Other	1,157	1,464

Gross deferred tax assets	22,616	24,067
Valuation allowance	(631)	(577)

Total deferred tax assets	21,985	23,490
Deferred tax liabilities
Property, plant and equipment	(12,147)	(12,848)
Intangible assets	(6,340)	(6,485)
Other	(788)	—
Unremitted foreign earnings	—	—

Total deferred tax liabilities	(19,275)	(19,333)

Net deferred tax asset	$2,710	$4,157

      During 2005, the $0.6 million valuation allowance previously provided against net deferred tax assets of the Company’s wholly owned United Kingdom subsidiary was reduced by $0.2 million to reflect the utilization of net operating loss carryforwards by current year income. Because of improved profitability, the remaining $0.4 million was released. Additionally, a valuation allowance of $0.6 million was provided for foreign tax credits and certain state net operating loss carryforwards.
      The Company has foreign tax loss carryforwards of $0.7 million in the United Kingdom that do not have an expiration date and $0.8 million in Canada that will expire at December 31, 2015 if not utilized.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects to realize a current year benefit of $0.3 million from the qualified domestic production activities deduction. The effect of the phase out of the ETI has had no material effect on the Company’s tax rate.
      The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations for an effective rate of tax of 5.25% before potential applicable foreign tax credits. The Company studied the impact of the one-time favorable dividend provisions and determined that it was not advantageous for the Company to repatriate their accumulated income earned abroad pursuant to these provisions.
      The Company intends to indefinitely reinvest undistributed retained earnings of its wholly-owned United Kingdom subsidiary, which amounted to approximately $1.0 million at December 31, 2005. Accordingly, no deferred U.S. tax liability has been recorded with respect to this amount, and the Company believes it is not practicable to estimate the amount of incremental taxes that might be payable if these earnings were repatriated.

NOTE 9—	Other Operating Income and Other Income:
      For the years ended December 31, 2005, 2004, and 2003, the components of other operating income and other income are as follows (dollars in thousands):

	Year Ended December 31,

	2005	2004		2003

Other operating income
Gain on disposal of plant sites	$—	$441	(1)	$1,010	(1)
Other miscellaneous	—	97		(43)

Total operating income	$—	$538		$967

Other Income
Gain on receipt of liquidated damages	$—	$9,139	(2)	$8,419	(2)
Foreign exchange gains and other	369	293		475

Total other income	$369	$9,432		$8,894

(1)	Other operating income in 2004 included the gain on the sale of the Company’s RMI Metals (MICRON) site in Salt Lake City, Utah, of $0.4 million and the income from a deferred gain on a sale/leaseback of one of the Company’s Ashtabula, Ohio facilities previously used for storage of $0.1 million. In 2003 the Company sold the Ashtabula facility and recorded a gain of $1.0 million and deferred the gain on the leaseback portion to coincide with the term of the lease, which was five years with a five-year renewal option.

(2)	These gains were financial settlements from Boeing Commercial Airplane Group relating to Boeing’s failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. The long-term agreement between RTI and Boeing expired December 31, 2003.
NOTE 10— Long-Term Debt:
      At December 31, 2005, the Company maintained a credit agreement entered into on April 2, 2002 and amended on June 4, 2004. The amended agreement provides for $90 million of standby credit and expires on May 31, 2008. The Company has the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group. The terms and conditions of the amended facility remain unchanged with the exception that the tangible net worth covenant in the replaced facility was eliminated.
      Under the terms of the agreement, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of the Company’s consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum shareholders’ equity required, the minimum cash flow required, and the maximum leverage ratio permitted.
      At December 31, 2005 the Company had approximately $1.0 million of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity of $89.0 million.
      The Company generated net interest income of $0.9 million and $0.1 million in 2005 and 2004, respectively, as cash deposits and resulting interest income exceeded bank fees on the unused facility. Net interest expense was $0.2 million in 2003. The Company had no bank debt at December 31 for any of the balance sheets presented in this report.
NOTE 11— Employee Benefit Plans:
      For those employees not covered by a defined benefit pension plan, the Company sponsors a 401(k) plan whereby the Company may provide a match of employee contributions. For the fiscal years ended December 31, 2005, 2004 and 2003 expenses related to these plans were approximately $0.3 million, $0.4 million, and $0.4 million, respectively.

      The following table provides reconciliations of the changes in the Company’s pension and other postemployment benefit plan obligations, the values of plan assets, a statement of the funded status, amounts recognized in Company’s financial statements, and principal weighted average assumptions used. The Company uses a December 31 measurement date for all plans. All amounts are in thousands unless specifically stated.
      The defined pension benefit plan disclosure below includes the Company’s four qualified pension plans, and two non-qualified pension plans.

	Pension		Postretirement
	Benefit Plans		Benefit Plan

	2005	2004	2005	2004

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$113,989	$109,305	$29,462	$27,996
Service Cost	2,273	2,289	384	381
Interest Cost	6,653	6,338	1,640	1,626
Actuarial loss (gain)	6,691	3,780	549	1,539
Amendment	—	794	—	—
Curtailment	—	(830)	—	—
Benefits paid	(7,916)	(7,687)	(2,313)	(2,080)

Projected benefit obligation at end of year	$121,690	$113,989	$29,722	$29,462

Change in plan assets:
Fair value of plan assets at beginning of year	$88,889	$90,930	$—	$—
Actual return on plan assets	2,076	5,646	—	—
Employer contributions	9,000	—	—	—
Benefits paid	(7,916)	(7,687)	—	—

Fair value of plan assets at end of year	$92,049	$88,889	$—	$—

Funded status	$(29,642)	$(25,100)	$(29,722)	$(29,462)
Unrecognized actuarial loss (gain)	46,709	39,293	7,602	7,426
Unrecognized prior service cost	4,073	3,362	1,050	1,225

Net amount recognized	$21,140	$17,555	$(21,070)	$(20,811)

Amounts recognized in the consolidated balance sheet consist of:
Intangible asset	$4,076	$3,365	$—	$—
Accrued liabilities	(25,595)	(21,090)	(21,070)	(20,811)
Accumulated other comprehensive income	42,659	35,280	—	—

Net amount recognized	$21,140	$17,555	$(21,070)	$(20,811)

	Pension		Other Postretirement
	Benefit Plans		Benefit Plan

	2005	2004	2005	2004

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of increase to compensation levels	3.80%	3.80%	3.80%	3.80%
Measurement date	12/31/05	12/31/04	12/31/05	12/31/04
Weighted average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of increase to compensation levels	3.80%	4.00%	3.80%	4.00%
Measurement date	12/31/05	12/31/04	12/31/05	12/31/04
      The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
      The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company considers a variety of sources that provide rates on high quality (Aaa-Aa) corporate bonds and other sources in order to select a discount rate that best matches its pension investment profile. The components of net periodic pension and postretirement benefit cost are as follows:

	Pension Benefit Plans			Postretirement Benefit Plan

	For the Years Ended			For the Years Ended
	December 31,			December 31,

	2005	2004	2003	2005	2004	2003

Service Cost	$2,273	$2,289	$2,307	$384	$381	$400
Interest Cost	6,653	6,338	6,489	1,640	1,626	1,584
Expected return on plan assets	(7,682)	(8,023)	(8,190)	—	—	—
Prior service cost amortization	956	572	577	175	193	175
Amortization of actuarial loss	2,048	1,418	808	373	373	101

Net periodic benefit cost	$4,248	$2,594	$1,991	$2,572	$2,573	$2,260

      The accumulated benefit obligation for the Company’s defined benefit pension plan was $118 million as of December 31, 2005 and $110 million as of December 31, 2004.
      The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 5.50% used at December 31, 2005 would have the following effect on the defined benefit plans in millions of dollars:

	-.25%		+.25%

Effect on total projected benefit obligation (PBO) (in millions)	+$	3.3	-$	3.1
Effect on subsequent years periodic pension expense (in millions)	+$	0.2	-$	0.2

      The Company’s defined benefit pension plans weighted-average asset allocations at December 31 by asset category are as follows:

	2005	2004

Asset category:
Equity securities	56%	59%
Debt securities	44%	40%
Other	0%	1%

Total	100%	100%

      The Company’s target asset allocation as of December 31, 2005 by asset category is as follows:

Asset category:
Equity securities	56%
Debt securities	42%
Other	2%

Total	100%

      The Company’s investment policy for the defined benefit pension plan includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Company and a designated third-party fiduciary periodically review the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.
      As of the signing of the Labor Agreement with United Steelworkers of America at the Niles, Ohio plant on December 1, 2004, all new hourly, clerical and technical employees covered by the Labor Agreement are covered by a defined contribution pension plan and are not covered by a defined benefit plan. Effective January 1, 2006 all new salaried nonrepresented employees in the Titanium Group are covered by a defined contribution pension plan and are not covered by a defined benefit plan. As a result of these changes, no future hires are covered by defined benefit pension plans.
      The provisions of SFAS 87, “Employers’ Accounting for Pensions,” require the Company to record an additional minimum liability for the defined benefit pension plan of $7,379 and $5,836 at December 31, 2005 and 2004, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. A corresponding charge was recorded as a component of accumulated other comprehensive income of $4,817 and $3,794, net of related tax benefits of $2,562 and $2,042, at December 31, 2005 and 2004, respectively.
      Other postretirement benefit plans. The ultimate costs of certain of the Company’s retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 2005 and 2004, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense.
      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of December 31, 2005, the Company recognized the effects of the Act in the measure of its accumulated postretirement benefit obligation under its postretirement benefit plan in accordance with FSP FAS 106-2. This resulted in a decrease of $2.5 million to the accumulated postretirement benefit obligation.

      All of the benefit payments are expected to be paid from Company assets. These estimates are based on current benefit plan coverages and, in accordance with the Company’s rights under the plan, these coverages may be modified, reduced or terminated in the future.
      The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Postretirement	Postretirement
		Benefit Plan	Benefit Plan
		(including	(not including
	Pension	Plan D	Plan D
	Benefit Plans	subsidy)	subsidy)

2006	$7,868	$1,662	$1,963
2007	7,889	1,661	1,975
2008	7,965	1,665	1,989
2009	7,990	1,681	2,012
2010	8,072	1,706	2,042
2011 to 2015	$42,725	$8,943	$10,650
      The Company contributed $9.0 million to its qualified defined benefit pension plan in 2005 and $2.9 million, subsequent to year-end, in February 2006. The Company may contribute additional amounts during 2006 if the Company determines it to be appropriate.
      Supplemental pension plan. Company officers who participate in the Incentive Compensation Plan are eligible for the Company’s Supplemental Pension Plan which entitles participants to receive additional pension benefits based upon their bonuses paid under the Incentive Compensation Plan. Participation in this plan is subject to approval by the Company’s Board of Directors.
      Excess pension plan. The Company sponsors an Excess Pension Plan for designated individuals whose salary amounts exceed IRS limits allowed in the Company’s qualified pension plans. Participation in this plan is subject to approval by the Company’s Board of Directors.
      The supplemental and excess pension plans are disclosed within the pension benefit plan information within this Note.
      Letter agreements. As previously disclosed, under an employment agreement dated August 1, 1999 between the Company and John H. Odle, Executive Vice President, the Company agreed that if he continues in active employment until either age 65, or such earlier date as the Board of Directors may approve, the Company, at his retirement, will pay him a one-time lump sum payment for approximately nine years of non-pensionable service attributable to periods which pre-date his current period of employment, calculated pursuant to the Company’s Pension and its Supplemental Pension Program.
      As previously disclosed, under a letter agreement dated December 2, 2003, between the Company and Timothy G. Rupert, Chief Executive Officer, the Company agreed that he will receive a benefit upon retirement for approximately twenty-three years of service with another company, which was a former owner of RTI, calculated pursuant to the Company’s Pension Program.
      At December 31, 2005, the Company has accrued $1.1 million within other noncurrent liabilities for the expected benefits to be paid under these letter agreements.
NOTE 12— Leases:
      The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $3.0 million in 2005, $4.0 million in 2004, and $3.3 million in 2003. Amounts recognized as capital lease obligations are reported in other accrued liabilities and other non-current liabilities in the consolidated balance sheet.

      The Company’s future minimum commitments under operating and capital leases for years after 2005 are as follows (in thousands):

	Operating	Capital

2006	$3,114	$80
2007	2,713	49
2008	1,771	37
2009	1,256	28
2010	734	7
Thereafter	362	—

Total lease payments	$9,950	201

Less interest portion		36

Amount recognized as capital lease obligations		$165

NOTE 13— Billings in Excess of Costs and Estimated Earnings:
      The Company reported a liability for billings in excess of costs and estimated earnings of $13.4 million as of December 31, 2005 and $4.7 million as of December 31, 2004. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues.
NOTE 14— Other Current Assets:

	December 31,

	2005	2004

	(Dollars in
	thousands)
Receivable from U.S. Customs for recovery of import duties, less allowance for uncollectible accounts of $663 and $219, respectively	$2,254	$1,779
Miscellaneous non-trade receivable	284	161
Prepaid insurance	815	750
Deposits	2,865	—
Other prepayments	1,189	907

	$7,407	$3,597

NOTE 15— Transactions with Related Parties:
      In accordance with a stock purchase agreement dated October 1, 2004, the Company purchased all of the shares of Claro Precision, Inc., from Mr. Jean-Louis Mourain and Mr. Daniel Molina. The purchase agreement provided for a lease agreement whereby the Company would lease space in two buildings for three years from October 1, 2004 with an option to extend for an additional three years. Rental expense under this agreement was $177,000 and $40,000 in 2005 and 2004, respectively. Mr. Mourain was engaged by the Company as a consultant and Mr. Molina was made President of Claro Precision, Inc. The Company believes that the rental cost is representative of market conditions around the Montreal area.
      In accordance with the purchase agreement of Reamet S.A. located in Villette, France from December of 2000, the Company was obligated to acquire a residence located on the previously acquired land. The owner of the residence and his immediate family have been involved in the management of the business before and since the acquisition. The residence was acquired for $581,000 (the fair value as appraised) including closing costs in February 2004. The Company had previously disclosed that the residence was worth approximately $500,000 before considering closing costs.
      There were no related party transactions in 2003.

NOTE 16—Segment Reporting:
      The Company’s reportable operating segments are the Titanium Group and the Fabrication and Distribution Group.
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
      The Fabrication & Distribution Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded and rolled shapes; and commercially pure titanium strip and welded tube for aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size and just-in-time delivery services of titanium, steel and other metal products. Claro Precision, Inc., which was acquired in the fourth quarter of 2004, is reported in this group.
      The Titanium Group sells a significant amount of product to the Fabrication & Distribution Group. Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash, short term investments and deferred taxes.
      Segment information has been adjusted to eliminate the effects of discontinued operations in 2005 and 2004 (See Note 19). Segment information for the three years ended December 31, 2005 is as follows:

	2005	2004	2003

Total Sales:
Titanium Group	$334,765	$147,719	$132,919
Fabrication & Distribution Group	274,095	191,763	148,140

Total	608,860	339,482	281,059
Inter and intra segment sales
Titanium Group	204,585	99,050	90,925
Fabrication & Distribution Group	57,369	30,789	9,878

Total	261,954	129,839	100,803
Total sales to external customers
Titanium Group	130,180	48,669	41,994
Fabrication & Distribution Group	216,726	160,974	138,262

Total	$346,906	$209,643	$180,256

	2005	2004	2003

Operating (Loss) Income:
Titanium Group	$40,834	$(11,044)	$(2,989)
Fabrication & Distribution Group	15,300	(3,522)	774

Total	56,134	(14,566)	(2,215)

Allocated corporate items included in segment operating income (1):
Titanium Group	(8,497)	(5,227)	(2,946)
Fabrication & Distribution Group	(14,466)	(12,457)	(6,712)

Total	$(22,963)	$(17,684)	$(9,658)

Income (Loss) From Continuing Operation Before Income Taxes:
Titanium Group	$41,521	$(1,491)	$6,891
Fabrication & Distribution Group	15,891	(3,505)	(384)

Total	$57,412	$(4,996)	$6,507

(1)	Allocated on a three factor formula based on sales, assets and payrolls.

	2005	2004	2003

Assets:
Titanium	$230,477	$153,585	$163,594
Fabrication & Distribution	231,658	203,804	166,784
General corporate assets	39,616	52,022	63,397

Total consolidated assets	$501,751	$409,411	$393,775

Capital Expenditures:
Titanium	$7,996	$3,555	$2,530
Fabrication & Distribution	1,490	2,216	2,872

Total capital spending	$9,486	$5,771	$5,402

Depreciation and Amortization:
Titanium	$9,203	$9,113	$9,281
Fabrication & Distribution	4,060	3,335	2,742

Total depreciation and amortization	$13,263	$12,448	$12,023

Carrying value of goodwill:
Titanium	$2,591	$1,955	$1,560
Fabrication & Distribution	46,055	44,663	34,133

Total carrying value of goodwill	$48,646	$46,618	$35,693

	2005	2004	2003

Revenue by Market Information:
Titanium Group
Aerospace	$149,950	$95,818	$93,071
Nonaerospace	184,815	51,901	39,848

Total	334,765	147,719	132,919
Fabrication & Distribution Group
Aerospace	202,460	110,316	101,534
Nonaerospace	71,635	81,447	46,606

Total	274,095	191,763	148,140
Eliminations
Aerospace	(126,736)	(105,689)	(86,478)
Nonaerospace	(135,218)	(24,150)	(14,325)

Total net sales	$346,906	$209,643	$180,256

      The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

	2005	2004	2003

Geographic location of trade sales:
United States	$279,703	$166,377	$136,902
England	18,666	11,726	9,065
France	14,805	13,099	12,216
Canada	18,978	6,854	—
Germany	4,658	3,158	—
Korea	503	—	7,819
Rest of world	9,593	8,429	14,254

Total	$346,906	$209,643	$180,256

Gross property, plant and equipment:
United States	$248,298	$241,813	$239,082
England	2,997	2,200	2,318
France	839	800	261
Canada	10,558	9,776	—
Accumulated depreciation	(182,636)	(171,996)	(156,156)

Net property, plant and equipment	$80,056	$82,593	$85,505

      In the years ended December 31, 2005, 2004 and 2003, export sales were $67.2 million, $43.3 million, and $43.3 million, respectively, principally to customers in Western Europe.
      Substantially all of the Company’s sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. In the three years ended December 31, 2005, no single customer accounted for as much as 10% of consolidated sales, although Boeing Company, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products. Trade accounts receivable are generally not secured or collateralized.

NOTE 17—Commitments and Contingencies:
      From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial statements. Given the critical nature of many of the aerospace end uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $350 million, which includes grounding liability.

Environmental Matters
      The Company is subject to federal, state and local laws and regulations concerning environmental matters. During 2005, 2004, and 2003, the Company spent approximately $0.8 million, $1.2 million and $1.0 million, respectively, for environmental remediation, compliance, and related services.
      While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS 5, “Accounting for Contingencies.”
      Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.
      At December 31, 2005 the amount accrued for future environmental-related costs was $5.6 million. Of the total amount accrued at December 31, 2005, $3.3 million is expected to be paid out during 2006 and is included in the other accrued liabilities line of the balance sheet. The remaining $2.3 million is recorded in other noncurrent liabilities.
      Based on available information, RTI believes that its share of potential environmental-related costs is in a range from $4.0 to $9.6 million in the aggregate. The company has included in its other noncurrent assets $2.1 million as expected recoveries of costs from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving such cost recoveries from such third parties for a number of years as partial reimbursement for costs incurred by the Company.
      As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.
      Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.
      Ashtabula River. The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the EPA, the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (ARCG II), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. Of the total amount accrued by the Company for future environmental-related costs of

$5.6 million at December 31, 2005, the amount related to the Ashtabula River Remediation represents $5.0 million.
      Former Ashtabula Extrusion Plant. The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the DOE from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003 the Department of Energy terminated the remediation contract. In September 2005 DOE entered into an agreement with a third party to complete the site remediation, which is expected to be completed by the end of 2006. In December, DOE paid the Company a settlement sufficient to cover all claims incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remedial contractor.
      Reserve Environmental Services Landfill. In 1998 the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (RES). In 2004 USEPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation in 2006 and 2007.
     Gain Contingency
      As part of Boeing Commercial Airplane Group’s long-term supply agreement with the Company, Boeing was required to order a minimum of 3.25 million pounds of titanium in each of the five years beginning in 1999. They failed to do so in all five years of the contract.
      The Company made claim against Boeing in accordance with the provisions of the long-term contract for each of the years. Revenue under the provisions of SFAS 5, “Accounting for Contingencies” was deemed not realized until Boeing settled the claims. Accordingly, the claims were treated as a gain contingency dependent upon realization.
      Accordingly, the Company recorded income of $8 million in 2003 and $9 million in 2004. In all years, revenue recognized from these cash receipts was presented as Other Income in the financial statements. The agreement with Boeing has since expired as the final payment was received in 2004.

Other
      The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows or the financial position of the Company.
NOTE 18—Stock Option and Restricted Stock Award Plans:
2004 Stock Plan
      The 2004 Stock Plan, which was approved by a vote of the Company’s shareholders at the 2004 Annual Meeting of Shareholders, replaced the 1995 Stock Plan and the 2002 Non-Employee Director Stock Option Plan.
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
      During 2005, 94,500 option shares were granted at a weighted average exercise price of $22.92. In 2004, 184,000 option shares were granted at a weighted average exercise price of $14.96. In 2003, 207,750 option shares were granted at a weighted average exercise price of $10.22. All option exercise prices were equal to the common stock’s fair market value on the date of the grant. Options are for a term of ten years from the date of the grant, and vest ratably over the three-year period beginning with the date of the grant. 94,300 of the option shares granted in 2005 were outstanding at December 31, 2005.
      During 2005, 2004 and 2003, 78,036 shares, 87,429 shares, and 93,508 shares, respectively, of restricted stock were granted. Compensation expense equal to the fair market value on the date of the grant is recognized ratably over the vesting period of each grant which is typically five years.
      The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 2003 through 2005:

		Weighted Average
	Shares	Exercise Price

Balance December 31, 2002	1,637,603	$13.95
Granted	207,750	$10.22
Exercised	(122,736)	$8.86
Forfeited or Expired	—	—

Balance December 31, 2003	1,722,617	$13.87
Granted	184,000	$14.96
Exercised	(411,005)	$9.78
Forfeited or Expired	(3,900)	$13.38

Balance December 31, 2004	1,491,712	$15.15
Granted	94,500	$22.92
Exercised	(858,831)	$16.08
Forfeited or Expired	(133,197)	$16.73

Balance December 31, 2005	594,184	$15.04

      At December 31, 2005 the weighted average exercise price and weighted average remaining contractual life for all outstanding options are reflected in the following tables:

Options Outstanding

Range of		Weighted-Average	Weighted-Average
Exercise Price	Number	Remaining Life	Exercise Price

$7.31 – $10.22	224,084	6.45	$9.86
$12.50 – $15.78	218,063	1.85	$14.69
$20.19 – $25.56	142,037	5.87	$22.34
$34.90	10,000	10.00	$34.90

	594,184	6.49	$15.04

Options Exercisable

Range of		Weighted-Average	Weighted-Average
Exercise Price	Number	Remaining Life	Exercise Price

$7.31 – $10.22	176,427	6.28	$9.77
$12.50 – $15.78	116,590	2.58	$14.46
$20.19 – $25.56	57,737	1.25	$23.56

	350,754	5.25	$13.60

NOTE 19—Discontinued Operations:
      The Company’s financial statements were impacted by the discontinuance of three business units during 2005 and 2004. These businesses have been accounted for in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, operating results of these businesses are presented in the Company’s consolidated statements of operations as discontinued operations, net of tax, and all prior periods have been reclassified.
      The Company declared its operations located in Ashtabula, Ohio operating under the name of RMI Environmental Services (“RMIES”) and Earthline Technologies (“Earthline”) as discontinued operations in 2005. Both operations had been reported within the Titanium reporting segment. In December 2003, the Department of Energy (“DOE”) terminated the contract with RMI for remediation services. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation. In December 2005, the DOE paid the Company a settlement of $8.5 million, sufficient to cover all claims incurred by the Company as a result of the contract termination. Application of the settlement amount against unpaid claims resulted in a net of tax gain of $1.7 million in 2005 which was offset by a charge of $0.1 million related to the impairment of certain assets.
      Earthline was established in 2002 to market site remediation applications on a commercial basis. With the discontinuance of the larger RMIES, it was determined that Earthline was not viable as a stand alone entity and should also be declared a discontinued operation. The discontinuance of Earthline as an ongoing entity was not related to the settlement agreement and expenses related to the discontinuance of Earthline were immaterial.
      In December 2004 the Company terminated production activity related to its tube mill operations and discontinued its titanium strip product line because of a shortage of skelp from its supplier, which is the key raw material in manufacturing titanium strip. The Company is currently seeking relief from the supplier (Uniti) for its failure to meet contractual delivery requirements of the raw material. Tube Mill operations had been reported within the F&D reporting segment. At December 31, 2004, the Company impaired certain Tube Mill assets and provided for certain contingencies which resulted in an after tax charge of $0.7 million. This charge and the required balance sheet adjustments were reflected in the net loss from discontinued operations for the period ended December 31, 2004.
      The following table sets forth the activity associated with the Company’s discontinued operations for each of the respective years presented:

	2005	2004	2003

	(In thousands)
Net sales	$3,129	$19,375	$25,271

Income before income taxes	2,567	74	964
Provision for income taxes	907	20	358

Net income from discontinued operations	1,660	54	$606
Loss on disposal	(106)	(1,064)	—
Benefit for income taxes	(37)	(372)	—

Gain (loss) on discontinued operations, net of tax	$1,591	$(638)	$606

NOTE 20—Selected Quarterly Financial Information (Unaudited):
      The following table sets forth selected quarterly financial data for 2005 and 2004. All amounts in thousands except for per share numbers.

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter

Sales	$72,612	$94,120	$80,324	$99,850
Gross profit	24,397	25,767	26,643	29,785
Operating income	12,992	15,000	13,537	14,605
Net income from continuing operations	8,383	10,545	8,626	9,790
Net income from discontinued operations, net of tax	16	35	36	1,504
Net income	8,399	10,580	8,662	11,294
Net income from continuing operations per share
Basic	$0.38	$0.47	$0.38	$0.43
Diluted	$0.37	$0.47	$0.38	$0.43
Net income from discontinued operations per share
Basic	$—	$0.01	$—	$0.07
Diluted	$—	$—	$—	$0.07
Net income per share
Basic	$0.38	$0.48	$0.38	$0.50
Diluted	$0.37	$0.47	$0.38	$0.50

	1st	2nd	3rd	4th
2004	Quarter(1)	Quarter	Quarter	Quarter

Sales	$48,851	$50,859	$49,723	$60,210
Gross profit	2,988	7,433	7,407	7,223
Operating (loss)	(5,144)	(583)	(2,357)	(6,482)
Net income (loss) from continuing operations	2,684	279	(2,161)	(3,121)
Net income (loss) from discontinued operations, net of tax	91	154	(6)	(877)
Net income (loss)	2,775	433	(2,167)	(3,998)
Net income (loss) from continuing operations per share
Basic	$0.13	$0.01	$(0.10)	$(0.14)
Diluted	$0.13	$0.01	$(0.10)	$(0.14)
Net income (loss) from discontinued operations per share
Basic	$—	$0.01	$—	$(0.04)
Diluted	$—	$0.01	$—	$(0.04)
Net income (loss) per share
Basic	$0.13	$0.02	$(0.10)	$(0.18)
Diluted	$0.13	$0.02	$(0.10)	$(0.18)

(1)	Net income from continuing operations included the favorable effect of $5.9 million, net of tax in 2004 in liquidated damages from Boeing. The liquidated damages were a result of Boeing’s failure to meet minimum order requirements under a long-term purchase agreement that expired on December 31, 2003. The first quarter 2004 payment was the final payment under the agreement.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
Item 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      The Company’s management, with the participation of the Chief Executive Officer, Chief Administrative Officer (principal financial officer) and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the year ended December 31, 2005. Based upon that evaluation, which included an evaluation of the remediation efforts taken throughout the year 2005 to remediate material weaknesses that were identified by the Company last year and reported in the Company’s 2004 Form 10-K/A, as filed on May 9, 2005, management has concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in reports that the Company files with the Securities and Exchange Commission were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and such information was accumulated and communicated to management, including the Chief Executive Officer, Chief Administrative Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the criteria established in “Internal Control— Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
      Except for those items noted below, there were no changes in the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004 we reported material weaknesses in our internal control over financial reporting as discussed below. Throughout

2005, the Company undertook the following efforts to effect the remediation of the following previously reported material weaknesses:

(1)	The Company previously reported that it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements which contributed to the following additional individual material weaknesses. The Company did not maintain effective control over: (a) account reconciliations or journal entries; (b) the selection and application of generally accepted accounting principles (“GAAP”); (c) consolidation and elimination adjustments; (d) segregation of duties; (e) the timely and accurate preparation and review of its financial statements in accordance with GAAP; (f) certain spreadsheets; and (g) accounting for income taxes.
      During 2005, the Company took the following actions:

•	In the second quarter 2005, the accounting and finance group was reorganized to report to the newly created position of Senior Vice President and Chief Administrative Officer. The Company appointed to this position the Company’s General Counsel, an experienced Company officer, and appointed her with responsibility for chairing a Sarbanes-Oxley (“SOX”) Steering Committee comprised of executive management to work on the SOX compliance challenges facing the Company.

•	The Chief Administrative Officer and the Steering Committee instituted the following additional actions:

•	Hired a Chief Accounting Officer with experience in public company reporting, SEC compliance, GAAP application and SOX requirements. William Hull, CPA, was elected an Officer of the Company in July, 2005.

•	Hired a Director of Taxation in August of 2005 with experience in the tax area with a major publicly held company, including reviewing the provisions in tax and SEC filings, and in preparing the tax related disclosures and footnotes in financial reporting filings.

•	Employed five additional certified public accountants throughout 2005, all with public company accounting experience and/or national accounting and auditing experience, and one individual who is a Chartered Accountant and has experience in a multinational publicly traded company.

•	In the third quarter 2005, the Chief Accounting Officer established internal quarterly review meetings to ensure the timely receipt, collection, and review of supporting information relating to financial reporting to ensure the completeness and accuracy of footnote disclosures and to ensure that balances in the financial statements agreed to supporting details.

•	In the fourth quarter 2005, the Chief Accounting Officer established an internal quarterly review plan to review significant accounting areas requiring judgments and estimates in financial reporting.

•	In the fourth quarter 2005, the Company developed additional analytical procedures to be performed for each of the Company’s business units.

•	In the fourth quarter 2005, the Chief Accounting Officer instituted steps to ensure the dissemination of important information throughout the organization related to new accounting developments and current SEC discussions, positions and concerns.

•	A company-wide annual controller’s conference was instituted with the initial conference held in November of 2005, to train on financial reporting, proper financial analysis and current reporting requirements. This conference included the Company’s outside SEC counsel and presenters from a national public accounting firm to discuss SOX requirements.

•	The Company placed on retainer a national law firm with SEC legal counsel experience to assist the Company in matters relating to periodic securities compliance, including the review of the Company’s Form 10-K’s, Form 10-Q’s and Form 8-K’s, press releases, the Annual Proxy

Statement, Board charters and governance documents, and the Company’s Code of Business Ethics and other matters relating to the Company’s public reporting and SOX compliance.

•	The Company also added various resources and tools to research accounting issues and the proper accounting applications and disclosures. The Company’s finance and accounting managers also attended accounting, internal controls, and SEC seminars to stay current in recent and upcoming rule requirements.

•	With respect to control weaknesses related to spreadsheets, the Company took the following steps:

•	Reviewed the effectiveness of the design of internal controls over footnote and disclosure spreadsheets.

•	Established procedures for tracking changes and password and formula protection.

•	With respect to the control weaknesses over the segregation of duties, the company took the following steps:

•	The Company conducted an examination of control design for segregation of duties and access at all significant locations for 2005.

•	In the fourth quarter 2005, the Company enhanced the design of the information technology general security controls in connection with user access conflicts and segregation of duties related to certain applications and business processes to ensure there is appropriate authorization and execution of restricting access to data and applications.

•	The Company reduced the number of individuals with unrestricted systems access.

•	In addition to the above actions, the Company’s internal audit team enhanced its review of critical transactions and balances to ensure their accuracy, and re-tested certain internal controls to assess their effectiveness at December 31, 2005.

(2)	The Company previously reported that it did not maintain effective controls over two third-party service providers. During 2005, the Company took the following actions:

•	Changed the third-party service providers for payroll processing and benefit plan processing to those that have issued Type II SAS 70 reports in prior years.

•	Received Type II SAS 70 reports within a timely fashion as needed for 2005 reporting requirements.

(3)	The Company previously reported that it did not maintain effective controls over the accounting for property, plant and equipment. During 2005, the Company implemented a new standardized fixed asset reporting system using a well-known and established software program.

(4)	The Company previously reported that it did not maintain an effective control environment based on criteria established in “Internal Control— Integrated Framework” issued by the COSO. The Company believes that the actions taken to remediate all of the above identified material weaknesses, including organizational changes and the hiring of additional, experienced accounting personnel, and training and resource enhancements, were effective in remediating this material weakness. In addition, all management employees in all U.S. locations, including all financial and accounting employees, and foreign division managers, were trained in ethics, SEC reporting requirements, conflicts of interest, export compliance, fraud reporting, and other legal matters of significance to the Company. All employees were advised as part of the training that ethical behavior, as well as accuracy and integrity in financial reporting, is expected of the entire organization.
      During the fourth quarter of 2005, the Company completed its testing and concluded that the newly implemented controls discussed above were designed and operating effectively as of December 31, 2005.

Item 9B.	OTHER INFORMATION
      On March 16, 2006, the Company issued a press release reporting the financial results of the Company for the quarter and full fiscal year ended December 31, 2005. A copy of the press release is attached to this annual report on Form 10-K as Exhibit 99.1 and incorporated herein by reference.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is incorporated by reference to “The Board of Directors” and “Election of Directors” in the 2006 Proxy Statement, to be filed at a later date.
      Information concerning RTI’s Code of Ethical Business Conduct is incorporated by reference to “Corporate Governance and Business Ethics” in the 2006 Proxy Statement to be filed at a later date and applies to all of its directors, officers and all employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
      Information concerning the Audit Committee and its financial expert is incorporated and made part hereof by reference to the material appearing under the headings “Audit Committee” and “Audit Committee Report” in the 2006 Proxy Statement, to be filed at a later date.
      Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, to be filed at a later date.

Item 11.	EXECUTIVE COMPENSATION
      Information required by this item is incorporated by reference to “The Board of Directors—Compensation of Directors” and “Executive Compensation” in the 2006 Proxy Statement, to be filed at a later date.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information required by this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2006 Proxy Statement, to be filed at a later date.
Equity Compensation Plan Information

			(c) Number of
			securities remaining
			available for future
	(a) Number of		issuance under
	securities to be		equity compensation
	issued upon exercise	(b) Weighted-average	plans (excluding
	of outstanding	exercise price of	securities reflected in
Plan Category	options	outstanding options	column(a))

Equity compensation plans approved by security holders (see Note(i)) (see Note (iii))	546,184	$15.49	3,360,994
Equity compensation plans not approved by security holders (see Note(ii))	48,000	$9.90	-0-

	594,184	$15.04	3,360,994

Note (i):	The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals Inc., 2004 Stock Plan as of December 31, 2005. For more information,

see Note 18 to the Financial Statements. The Company’s 2004 Stock Plan replaces the prior plans and provides for grants of 2,500,000 over its 10-year term as determined by the plan administrator. The 2004 Stock Plan was approved by shareholder vote on April 30, 2004. In 2005 and 2004, 78,036 and 18,179 shares, respectively, were awarded under the plan.

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
      Information required by this item is incorporated by reference to “The Board of Directors” and “Executive Compensation” in the 2006 Proxy Statement, to be filed at a later date.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by this item is incorporated by reference to “Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm for 2006” in the Proxy Statement for the 2006 Annual Meeting of Stockholders.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      The following documents are filed as a part of this report:

1. The financial statements contained in Item 8 hereof;

2. The financial statement schedule following the signatures hereto; and

3. The following Exhibits:

Exhibits
      The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit
No.		Description

2.1		Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1
2.2		Claro purchase agreement, incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 9/30/04.
3.1		Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
3.2		Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935
3.3		RTI International Metals, Inc., Code of Ethical Business Conduct, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1		Credit Agreement between RTI International Metals, Inc. and PNC Bank, National Association, as agent; U.S. Bank, National City Bank of Pennsylvania and Lasalle Bank, National Association as co-agents, dated as of April 12, 2002, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002
4.2		First Amendment to Revolving Credit and Letter of Credit Issuance Agreement by and among RTI International Metals, Inc., as borrower and PNC Bank, National Association as administrative agent; National City Bank of Pennsylvania and Comerica Bank as documentation co-agents, dated June 4, 2004, filed herewith
10	.1*	RTI International Metals, Inc. Supplemental Pension Plan effective August 1, 1987, amended January 28, 2000 and further amended January 30, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
10	.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, as amended January 28, 2000, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
10	.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995
10	.4*	Employment agreement, dated August 1, 1999, between the Company and John H. Odle, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
10	.5*	Employment agreement, dated August 1, 1999, between the Company and T. G. Rupert, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
10	.6*	Employment agreement, dated August 1, 1999 between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
10	.7*	Employment agreement, dated August 1, 1999 between the Company and Lawrence W. Jacobs, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
10	.8*	Employment agreement, dated November 1, 1999, between the Company and Gordon L. Berkstresser, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
10	.9*	Employee agreement, dated July 29, 2005, between the Company and William T. Hull, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K for the event dated July 29, 2005
10	.10*	Letter Agreement, dated December 3, 2003, between the Company and T.G. Rupert, with respect to retirement benefits, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit
No.		Description

10	.11*	RTI International Metals, Inc., 2004 Stock Plan effective January 28, 2005, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-8 No. 333-122357 dated January 28, 2005
10	.12*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005
10	.13*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 14, 2005
10	.14*	RTI International Metals, Inc., Board of Directors Compensation Program, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Form 8-K for the event dated July 29, 2005
10.15		Form of indemnification agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended 9/30/2005.
10.16		Pay philosophy and guiding principles covering officer compensation incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended 9/30/2005.
10.17		2005 Settlement with U.S. Department of Energy, filed herewith.
21.1		Subsidiaries of the Company, filed herewith
23.1		Consent of independent public accounting firm, filed herewith
24.1		Powers of Attorney, filed herewith
31.1		Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith
31.2		Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.1		Press release dated March 16, 2006, filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ William T. Hull

Vice President
and Chief Accounting Officer
Dated: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

CRAIG R. ANDERSSON, Director;

NEIL A. ARMSTRONG, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

JOHN H. ODLE, Director;

JAMES A. WILLIAMS, Director;
/s/ Timothy G. Rupert T. G. Rupert Attorney-in-Fact	March 16, 2006

/s/ Timothy G. Rupert T. G. Rupert Director and President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Dawne S. Hickton Dawne S. Hickton Senior Vice President and Chief Administrative Officer, General Counsel and Secretary (Principal Financial Officer)	March 16, 2006

/s/ William T. Hull William T. Hull Vice President and Chief Accounting Officer	March 16, 2006

RTI International Metals, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		(Charged)
	Balance at	credited to	Writeoffs		Balance
	beginning	costs and	against		at end
Description	of Year	expenses	allowance	Other	of Year

Year ended December 31, 2005:
Allowance for doubtful accounts	$(1,486)	$(544)	$426	$—	$(1,604)

Valuation allowance for deferred income taxes	$(577)	$(54)	$—	$—	$(631)

Allowance for U.S. Customs on Duty Drawback	$(219)	$(444)	$—	$—	$(663)

Year ended December 31, 2004:
Allowance for doubtful accounts	$(1,378)	$(518)	$419	$(9)	$(1,486)

Valuation allowance for deferred income taxes	$—	$(577)	$—	$—	$(577)

Allowance for U.S. Customs on Duty Drawback	$(381)	$162	$—	$—	$(219)

Year ended December 31, 2003:
Allowance for doubtful accounts	$(1,205)	$(601)	$428	$—	$(1,378)

Valuation allowance for deferred income taxes	$—	$—	$—	$—	$—

Allowance for U.S. Customs on Duty Drawback	$—	$(381)	$—	$—	$(381)

S-1