Form 10-Q
period 2006-03-31
RTI INTERNATIONAL METALS INC
filed 2006-05-05
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-14437

RTI INTERNATIONAL METALS, INC.
(Exact name of registrant as specified in its charter)

Ohio	52-2115953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Warren Avenue, Niles, Ohio (Address of principal executive offices)	44446 (Zip Code)

(330) 544-7700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 21, 2006 was 22,766,280.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we”, “our” and “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART 1—FINANCIAL STATEMENTS

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$115,079	$72,612
Cost and expenses:
Cost of sales	80,852	48,215
Selling, general and administrative expenses	16,635	11,039
Research, technical and product development expenses	458	366

Operating income	17,134	12,992
Other income	21	130
Interest income, net	389	155

Income from continuing operations before income taxes	17,544	13,277
Provision for income taxes	6,802	4,894

Income from continuing operations	10,742	8,383
Income from discontinued operations, net of tax provision	—	16

Net income	$10,742	$8,399

Basic earnings per share:
Continuing operations	$0.48	$0.38
Discontinued operations	$—	$—

Net income	$0.48	$0.38

Diluted earnings per share:
Continuing operations	$0.47	$0.37
Discontinued operations	$—	$—

Net income	$0.47	$0.37

Weighted-average shares outstanding:
Basic	22,554,073	21,989,659

Diluted	22,949,040	22,455,617

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$58,532	$53,353
Investments	—	2,410
Receivables, less allowance for doubtful accounts of $1,954 and $1,604	63,961	54,212
Inventories, net	227,870	223,394
Deferred income taxes	3,920	3,778
Other current assets	5,024	7,407

Total current assets	359,307	344,554
Property, plant and equipment, net	78,508	80,056
Goodwill	48,595	48,646
Other intangible assets, net	16,203	16,581
Deferred income taxes	5,450	5,451
Intangible pension asset	4,076	4,076
Other noncurrent assets	1,880	2,387

Total assets	$514,019	$501,751

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,952	$25,620
Accrued wages and other employee costs	11,896	10,953
Billings in excess of costs and estimated earnings	11,288	13,352
Income taxes payable	4,976	3,367
Deferred income taxes	384	3
Other accrued liabilities	9,576	8,589

Total current liabilities	62,072	61,884
Accrued postretirement benefit cost	21,247	21,070
Accrued pension cost	23,790	25,595
Deferred income taxes	6,433	6,516
Other noncurrent liabilities	6,432	7,034

Total liabilities	119,974	122,099

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,244,345 and 23,130,544 shares issued; and 22,765,714 and 22,686,472 shares outstanding	232	231
Additional paid-in capital	280,440	278,690
Deferred compensation	—	(3,078)
Treasury stock, at cost; 478,631 and 444,072 shares	(5,302)	(4,389)
Accumulated other comprehensive loss	(25,377)	(25,112)
Retained earnings	144,052	133,310

Total shareholders’ equity	394,045	379,652

Total liabilities and shareholders’ equity	$514,019	$501,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2006	2005

OPERATING ACTIVITIES:
Net income	$10,742	$8,399
Net income from discontinued operations	—	(16)

Net income from continuing operations	10,742	8,383
Adjustment for non-cash items included in net income:
Depreciation and amortization	3,575	3,130
Deferred income taxes	—	(315)
Stock-based compensation and other	2,284	450
Tax benefits from stock-based compensation activity	(1,361)	1,217
Other	173	(627)
Changes in assets and liabilities:
Receivables	(9,674)	(6,513)
Inventories	(4,513)	(26,864)
Accounts payable	(1,817)	12,552
Income taxes payable	3,239	4,305
Billings in excess of costs and estimated earnings	(2,058)	225
Other current liabilities	1,819	1,023
Other assets and liabilities	706	485

Cash provided (used) by continuing operating activities	3,115	(2,549)
Cash provided by discontinued operating activities	—	81

Cash provided (used) by operating activities	3,115	(2,468)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired, and other investing	—	(290)
Proceeds from sale of investments	2,410	—
Capital expenditures	(1,841)	(1,784)

Cash provided (used) by investing activities	569	(2,074)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,010	5,334
Tax benefits from stock-based compensation activity	1,361	—
Purchase of common stock held in treasury	(913)	(483)

Cash provided by financing activities	1,458	4,851

Effect of exchange rate changes on cash and cash equivalents	37	3

Increase in cash and cash equivalents	5,179	312
Cash and cash equivalents at beginning of period	53,353	62,701

Cash and cash equivalents at end of period	$58,532	$63,013

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

	Shares of						Other
	Common		Additional				Comp
	Stock	Common	Paid-in	Deferred	Treasury	Retained	Income/		Comprehensive
	Outstanding	Stock	Capital	Compensation	Stock	Earnings	(Loss)	Total	Income

Balance at December 31, 2005	22,686,472	$231	$278,690	$(3,078)	$(4,389)	$133,310	$(25,112)	$379,652
Shares issued for restricted stock award plans	45,860	—	—	—	—	—	—	—
Compensation expense recognized	—	—	2,284	—	—	—	—	2,284
Treasury Stock purchased at cost	(20,259)	—	—	—	(913)	—	—	(913)
Proceeds from exercise of employee options	67,941	1	1,010	—	—	—	—	1,011
Forfeiture of restricted stock awards	(14,300)	—	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	1,534	—	—	—	—	1,534
SFAS 123R reclassification	—	—	(3,078)	3,078	—	—	—	—
Net income	—	—	—	—	—	10,742	—	10,742	$10,742
Foreign currency translation	—	—	—	—	—	—	(265)	(265)	(265)

Comprehensive income	—	—	—	—	—	—	—	—	$10,477

Balance at March 31, 2006	22,765,714	$232	$280,440	$—	$(5,302)	$144,052	$(25,377)	$394,045

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of RTI International Metals, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these financial statements contain all of the adjustments, of normal and recurring nature considered necessary to state fairly the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K.

Note 2—ORGANIZATION:

RTI International Metals, Inc. (the “Company” or “RTI”) is a leading U.S. producer of titanium mill products and fabricated metal components for the global market. The Company is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure on October 1, 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of aerospace, defense and industrial applications. The Titanium Group also produces ferro titanium alloys for steel-making customers and processes and distributes titanium powder. The F&D Group is comprised of companies that fabricate, machine, assemble and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

Note 3—STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation cost under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations and had elected the disclosure-only alternative under the provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, for stock options awarded by the Company. For restricted stock awards, the Company had been recording deferred stock-based compensation cost based on the intrinsic value of the Common Stock on the date of the award and amortizing the compensation over the vesting period of each individual award. For stock option awards, compensation cost was not recognized in the Consolidated Statement of Operations prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods do not require adjustment under the modified-prospective-transition method.

As the Company had previously elected the disclosure-only provisions of SFAS 123, the adoption of SFAS 123R had a significant impact on our results of operations and cash flows. The Company’s income before income taxes and net income for the three months ended March 31, 2006 are $1,879 and $1,184 lower, respectively. In addition, the Company’s basic and diluted earnings per share were $0.05 lower as a result of the adoption. Compensation cost was $2,284 for the three-months ended March 31, 2006 under the provisions of SFAS 123R and the Company expects stock-based compensation to be approximately $4.0 million for the year ending December 31, 2006. Additional impacts of SFAS 123R are dependent upon levels of share-based awards granted on future dates. SFAS 123R also eliminates the presentation of the contra-equity account, “Deferred Compensation,” from the face of the Consolidated Balance Sheets and the Statement of Shareholders’ Equity which was previously acceptable under APB 25. This resulted in a reclassification of $3,078 to “Additional Paid-in Capital” at January 1, 2006. The cumulative effect of the adoption of SFAS 123R at January 1, 2006, related to estimates for forfeitures, did not have a material effect on the Company’s operating income, income before income taxes, income from continuing operations, net income or basic and diluted earnings per share for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were $1,361 lower and financing cash flows were $1,361 higher for the three months ended March 31, 2006. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash inflows recognized for such tax deductions were $4,592 for the year ended December 31, 2005.

Prior to the adoption of SFAS 123R, the Company applied a “straight-line vesting” approach to recognizing compensation cost for restricted stock awards with graded vesting. For stock option awards with graded vesting, the Company had applied a “graded vesting” approach in recognizing pro forma compensation cost. Under the provisions of SFAS 123R, an accounting policy decision is required to select one method for all stock-based compensation awards. The Company has elected to recognize compensation cost for all awards under the “graded vesting” approach for all awards granted subsequent to adoption. For awards granted prior to adoption, the Company must continue to use the vesting method previously established.

Prior to the adoption of SFAS 123R, the Company amortized the expense associated with retirement eligible employees over the explicit vesting period of the award and upon actual retirement would accelerate the remaining expense. SFAS 123R, however, requires the immediate recognition of compensation cost at the grant date of an award for retirement eligible employees. Also, for employees approaching retirement eligibility, amortization of compensation cost is to be recognized over the period from the grant date through the retirement eligibility date. For awards granted prior to the adoption of SFAS 123R, the Company will continue to recognize compensation cost for retirement eligible employees over the explicit vesting period and accelerate any remaining unrecognized

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

compensation cost when an employee retires. For awards granted or modified after the adoption SFAS 123R, compensation expense for retirement eligible employees will be recognized over a period to the date the employee first becomes eligible for retirement. In the event an employee is retirement eligible at the date of grant of an award then the related compensation cost would be immediately recognized. Had the Company applied the provisions of SFAS 123R related to retirement eligible employees for the three months ended March 31, 2005, additional compensation cost of $1,105 would have been incurred.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted in periods prior to the adoption of SFAS 123R. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model and amortized to expense over the stock options’ vesting periods using the “graded vesting” method.

Three Months Ended
March 31, 2005

Net income, as reported	$8,399
Add: Stock-based compensation expense included in reported net income, net of related tax effects	163
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(298)

Pro forma net income	$8,264

Earnings per share:
Basic - as reported	$0.38

Basic - pro forma	$0.38

Diluted - as reported	$0.37

Diluted - pro forma	$0.37

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $2,284 and $260 for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $845 and $97 for the three months ended March 31, 2006 and 2005, respectively. There was no compensation cost capitalized in inventory or fixed assets for the three months ended March 31, 2006 or 2005.

Stock Options and Restricted Stock Award Plans

The 2004 Stock Plan (“2004 Plan”), which was approved by a vote of the Company’s shareholders at the 2004 Annual Meeting of Shareholders, replaced its predecessors, the 1995 Stock Plan (“1995 Plan”) and the 2002 Non-Employee Director Stock Option Plan (“2002 Plan”).

The 2004 Plan limits the number of shares available for issuance to 2,500,000 (plus any shares covered by stock options already outstanding under the 1995 Plan and 2002 Plan that expire or are terminated without being exercised and any shares delivered in connection with the exercise of any outstanding awards under the 1995 Plan and 2002 Plan) during its ten-year term and limits the number of shares available for grants of restricted stock to 1,250,000. The plan expires after ten years and requires that the exercise price of stock options, stock appreciation

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

rights and other similar instruments awarded under the plan is not less than the fair market value of the Company’s stock on the date of the grant award.

The restricted stock awards vest with graded vesting over a period of one to five years. Restricted stock awarded under the 2004 Plan and its predecessors entitle the holder to all the rights of Common Stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the forfeiture period. Certain stock option and restricted stock awards provide for accelerated vesting if there is a change in control.

The fair value of stock options granted under the 2004 Plan and its predecessors was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The risk-free rate for periods over the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used. The expected life of options granted is derived from the output of the option-pricing model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s Common Stock. Forfeiture estimates are based upon historical forfeiture rates. The following are assumptions that were used to estimate the fair value of the options granted in 2006 and 2005.

	2006	2005

Risk-free interest rate	4.37%	4.00%
Expected dividend yield	0.00%	0.00%
Expected lives (in years)	5.0	6.0
Expected volatility	40.00%	45.00%

A summary of stock option activity under the 2004 Plan and its predecessors as of March 31, 2006, and changes during the three months then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2005	601,603	$15.04
Granted	71,300	45.09
Forfeited	(6,667)	19.87
Exercised	(67,941)	14.88

Outstanding at March 31, 2006	598,295	$18.60	6.77	$21,690

Exercisable at March 31, 2006	408,097	$13.72	5.76	$16,786

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $18.81 and $10.50, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $2,174 and $3,494, respectively. As of March 31, 2006, total unrecognized compensation cost related to nonvested stock option awards granted was $1,258. That cost is expected to be recognized over a weighted-average period of 1.2 years.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the three months ended March 31, 2006 and 2005 was $45.09 and $21.50, respectively.

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2006, and the changes during the three months then ended, are presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2005	199,636	$16.49
Granted	45,860	45.09
Vested	(64,210)	14.31
Forfeited	(14,300)	17.15

Nonvested at March 31, 2006	166,986	25.12

As of March 31, 2006, total unrecognized compensation cost related to nonvested restricted stock awards granted was $2,751. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of restricted stock awards vested during the three months ended March 31, 2006 and 2005 was $2,895 and $1,173, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $1,010 and $5,334, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the three months ended March 31, 2006 and 2005 was $913 and $483, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $1,534 and $1,217 for the three months ended March 31, 2006 and 2005, respectively. The Company has elected to adopt the transition method described in SFAS 123R-3 for determining the windfall tax benefits related to share-based payment awards.

Note 4—INCOME TAXES:

The Company recognized a provision for income taxes from continuing operations of 38.8% and 36.9% of pre-tax income for the three months ended March 31, 2006 and 2005 respectively. Management evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results, and changes in tax laws. To the extent that management determines that their effective tax rate will vary from the first quarter effective rate, the income tax provision will be adjusted in future quarters.

Note 5—EARNINGS PER SHARE:

Earnings per share amounts for each period are presented in accordance with SFAS 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share was computed by dividing net income by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months were as follows:

	Three Months Ended March 31,
	2006	2005

Numerator:
Income from continuing operations	$10,742	$8,383
Income from discontinued operations, net of tax provision	—	16

Net income	$10,742	$8,399

Denominator:
Basic weighted-average shares outstanding	22,554,073	21,989,659
Effect of diluted securities	394,967	465,958

Diluted weighted-average shares outstanding	22,949,040	22,455,617

Basic earnings per share:
Continuing operations	$0.48	$0.38
Discontinued operations	$—	$—

Net income	$0.48	$0.38

Diluted earnings per share:
Continuing operations	$0.47	$0.37
Discontinued operations	$—	$—

Net income	$0.47	$0.37

Options to purchase 63,475 and 109,500 shares of Common Stock at an average price of $43.48 and $25.56 have been excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the weighted-average market price of the Company’s Common Stock for the three months ended March 31, 2006 and 2005, respectively.

Note 6—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 53.3% and 57.4% of the Company’s inventories at March 31, 2006 and December 31, 2005, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor and manufacturing overhead (including

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31,	December 31,
	2006	2005

Raw materials and supplies	$70,175	$66,533
Work-in-process and finished goods	201,683	195,870
Less: LIFO reserve	(43,988)	(39,009)

Inventories, net	$227,870	$223,394

Note 7—	GOODWILL AND OTHER INTANGIBLE ASSETS:

Under SFAS No. 142 “Goodwill and Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. Absent any events throughout the year which would indicate an impairment, the Company performs annual impairment testing during the fourth quarter. There have been no impairments to date. In the case of goodwill and long-lived assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or long-lived assets may be required.

Goodwill

The carrying amount of goodwill attributable to each segment at December 31, 2005 and March 31, 2006 was as follows:

			Translation
	December 31, 2005	Adjustment	Adjustment	March 31, 2006

Titanium Group	$2,591	$—	$—	$2,591
Fabrication & Distribution Group	46,055	—	(51)	46,004

Total goodwill	$48,646	$—	$(51)	$48,595

Intangibles

Intangible assets consist of customer relationships as a result of our acquisition of Claro Precision, Inc in 2004. These intangible assets, which were valued at fair value with the assistance of outside experts, are being amortized over 20 years. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required.

The carrying amount of intangible assets attributable to each segment at December 31, 2005 and March 31, 2006 was as follows:

			Translation
	December 31, 2005	Amortization	Adjustment	March 31, 2006

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	16,581	(201)	(177)	16,203

Total intangible assets	$16,581	$(201)	$(177)	$16,203

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $11,288 as of March 31, 2006 and $13,352 as of December 31, 2005. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—	OTHER INCOME:

Other income for the three months ended March 31, 2006 and 2005 was $21 and $130, respectively. Foreign exchange gains from international operations are included in other income.

Note 10—	EMPLOYEE BENEFIT PLANS:

The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participant’s years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other Company employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations.

During the three months ended March 31, 2006, a voluntary contribution of $2.9 million was made to the defined benefit pension plans. The Company may contribute additional amounts during 2006 if the Company determines this to be appropriate.

The cost of the Company’s retiree health care plans (“Other Postretirement Benefits”) is capped at predetermined out-of-pocket spending limits. Retiree health care is available to participants in the defined benefit pension plans. Benefit payments are made from Company assets and are not funded.

The defined benefit pension plan disclosure below includes the Company’s four qualified pension plans, and two non-qualified pension plans. Components of net periodic pension and other postretirement benefit cost for the three months ended March 31 for each for those salaried and hourly covered employees were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Service cost	$509	$550	$112	$96
Interest cost	1,619	1,592	397	410
Expected return on plan assets	(2,014)	(1,922)	—	—
Amortization of prior service cost	208	160	44	44
Amortization of unrealized gains and losses	621	510	96	93

Net periodic benefit cost	$943	$890	$649	$643

Note 11—	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant impact on our consolidated financial statements. Given the critical nature of many of the aerospace end

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $350 million, which includes grounding liability.

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the three months ended March 31, 2006, the Company paid $1,067 against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS 5, “Accounting for Contingencies.”

Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.

At March 31, 2006 and December 31, 2005, the amounts accrued for future environmental-related costs were $4,495 and $5,638, respectively. Of the total amount accrued at March 31, 2006, $2,753 is expected to be paid out within one year and is included in other accrued liabilities on the balance sheet. The remaining $1,742 is recorded in other noncurrent liabilities.

Based on available information, RTI believes that its share of potential environmental-related costs is in a range from $3,039 to $8,422 in the aggregate. The Company has included $1,701 in its other noncurrent assets for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

the amount of that claim remains to be negotiated with the Natural Resource Trustees. In the first quarter of 2006, the Company paid $1,067 in remediation for this project. The Company expects to pay an additional $2.2 million over the next twelve months.

Former Ashtabula Extrusion Plant.  The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003 the Department of Energy terminated the contract. In September 2005, DOE entered into an agreement with a third party to complete the site remediation, which is expected to be complete by the end of 2006. In December, DOE paid the Company a settlement sufficient to cover all expenses incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remediation contractor. There have been no significant updates to this project during the three months ended March 31, 2006.

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, EPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation will be completed in 2006 and 2007. There have been no significant updates to this project during the three months ended March 31, 2006.

Other Legal Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows or the financial position of the Company.

Note 12—	SEGMENT REPORTING:

The Company’s reportable segments are the Titanium Group and the Fabrication & Distribution Group.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes.

A summary of financial information by reportable segment is as follows:

	Three Months Ended
	March 31,
	2006	2005

Net sales:
Titanium Group	$48,750	$24,100
Intersegment sales	31,141	20,891

Total Titanium Group net sales	79,891	44,991

Fabrication & Distribution Group	66,329	48,512
Intersegment sales	1,786	965

Total Fabrication & Distribution Group net sales	68,115	49,477

Eliminations	32,927	21,856

Total consolidated net sales	$115,079	$72,612

Operating income:
Titanium Group before corporate allocations	$14,987	$10,991
Corporate allocations	(3,167)	(1,459)

Total Titanium Group operating income	11,820	9,532

Fabrication & Distribution Group before corporate allocations	10,496	6,659
Corporate allocations	(5,182)	(3,199)

Total Fabrication & Distribution Group operating income	5,314	3,460

Total consolidated operating income	$17,134	$12,992

Income from continuing operations before income taxes:
Titanium Group	$12,144	$9,747
Fabrication & Distribution Group	5,400	3,530

Total consolidated income from continuing operations before income taxes	$17,544	$13,277

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	March 31,	December 31,
	2006	2005

Assets:
Titanium Group	$235,790	$230,477
Fabrication & Distribution Group	235,421	231,658
General corporate assets	42,808	39,616

Total consolidated assets	$514,019	$501,751

Note 13—	DISCONTINUED OPERATIONS:

The Company’s financial statements were impacted by the discontinuance of two business units during 2005. These businesses have been accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of tax, and all footnotes have been reclassified.

In December 2005, the Company declared its operations located in Ashtabula, Ohio operating under the name of RMI Environmental Services (“RMIES”) and Earthline Technologies (“Earthline”) as discontinued operations. Both operations had been reported within the Titanium reportable segment. The operating results of both business units for the three months ended March 31, 2005, as summarized below have been reclassified and are presented as discontinued operations:

Net sales	$875
Income before income taxes	27
Provision for income taxes	(11)

Net income from discontinued operations	$16

Note 14—	NEW ACCOUNTING STANDARDS:

In December 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs.” The Company adopted SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items—if abnormal—be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the costs of conversion based upon the normal capacity of the production facilities. The adoption of this Statement did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 15—	TRANSACTIONS WITH RELATED PARTIES:

In accordance with a stock purchase agreement dated October 1, 2004, the Company purchased all of the shares of Claro Precision Inc., from Mr. Jean-Louis Mourain and Mr. Daniel Molina. The purchase agreement provided for a lease agreement whereby the Company would lease space in two buildings, owned indirectly by Mr. Mourain and Mr. Molina, for three years from October 1, 2004 with an option to extend for an additional three years. The annual rental is approximately $164 at current exchange rates. Rental expense of approximately $41 and $40 was incurred in the quarter ended March 31, 2006 and 2005 financial statements. The Company believes that the rental cost is representative of market conditions around the Montreal, Canada area.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and aerospace industries,

•	increased defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	global economic activities,

•	the Company’s order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this, as well as in other filings with the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

Overview

RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”) is a leading U.S. producer of titanium mill products and fabricated metal parts for the global market.

We recognized income from continuing operations for the three months ended March 31, 2006 of $10.7 million, or $0.47 per diluted share, on sales of $115.1 million, compared with income from continuing operations of $8.4 million or $0.37 per diluted share, on sales of $72.6 million for the three months ended March 31, 2005. Our increased sales and profitability as compared to the prior year was driven primarily by the continued strong demand from the aerospace market for our titanium products across both of our operating segments.

Discontinued Operations

Our financial statements were impacted by the discontinuance of two business units during 2005. These businesses have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in our Consolidated Statements of Operations as discontinued operations, net of tax, and all prior periods have been reclassified. In the first quarter 2005, the operating results of these two business units included net sales of $0.9 million and net income of $16 thousand. As these business units were discontinued in 2005, there was no impact to our operating results for the three months ended March  31, 2006.

Results of Operations

We conduct business in two reportable segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of aerospace and industrial applications. The F&D Group is comprised of companies that fabricate, machine, assemble and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve aerospace, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2006 and 2005 are summarized in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$48.8	$24.1	$24.7	102.5%
Fabrication & Distribution Group	66.3	48.5	17.8	36.7%

Total consolidated net sales	$115.1	$72.6	$42.5	58.5%

The increase in the Titanium Group’s net sales was primarily due to an increase in trade shipments of 1.0 million pounds as compared to the prior year, coupled with an increase in average selling prices of 46%. The increase in net sales was also driven by an 84% increase in sales of forged products (ingot, billet, and bloom) over the prior year due to continued strong demand from the aerospace markets. During the three months ended March 31, 2006, sales of ferro titanium decreased by $4.8 million when compared with the prior year. This decrease in ferro titanium sales was offset by an increase in scrap sales of $4.1 million when compared with the prior year.

The increase in the F&D Group’s net sales was primarily the result of increased demand from aerospace customers in most of the Group’s businesses and product lines. This additional demand led to an increase of $13.4 million from the segment’s domestic distribution locations as well as through European outlets. Also contributing to the increased sales was a $4.4 million increase in sales at the Group’s energy unit following the completion of a significant project in the first quarter 2006.

Gross Profit.  Gross profit for our reportable segments, for the three months ended March 31, 2006 and 2005 are summarized in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$17.1	$12.5	$4.6	36.8%
Fabrication & Distribution Group	17.1	11.9	5.2	43.7%

Total consolidated gross profit	$34.2	$24.4	$9.8	40.2%

Gross profit for the Titanium Group increased by $4.6 million primarily due to a $5.5 million increase in total mill product shipments as well as increases in average selling prices slightly offset by increased raw material costs. Also, sales of scrap in the first quarter 2006 contributed an additional $0.9 million when compared to the same period in the prior year. The improvement in gross profit was partially offset by lower volumes of ferro titanium sales, increased ferro titanium raw material costs and adjustments to inventory to reflect current market conditions, resulting in a decrease in first quarter 2006 gross profit of $1.8 million when compared with the same period in the prior year.

Gross profits increased at the F&D Group primarily as a result of the increased volumes from domestic and international distribution markets as well as increased selling prices. Increased costs at the Group’s energy unit offset gains associated with increased volume and sales levels in the first quarter 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for our reportable segments, for the three months ended March 31, 2006 and 2005 are summarized in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$4.8	$2.5	$2.3	92.0%
Fabrication & Distribution Group	11.8	8.5	3.3	38.8%

Total consolidated SG&A expenses	$16.6	$11.0	$5.6	50.9%

Total SG&A expenses increased as a result of several factors including an increase in stock-based compensation expense of $2.0 million associated with the accounting impact of the adoption of FAS 123R, an increase in audit, tax and accounting fees of $1.2 million and an increase of $0.6 million of consulting and administrative costs associated with our continued efforts in integrating the October 2004 acquisition of Claro Precision, Inc. The remaining increase relates to increased costs incurred related salaries and other administrative expenses as compared to the prior year.

Research, Technical and Product Development Expenses.  Research, technical and product development expenses (“R&D”) were $0.5 and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. All costs were related to projects at our Titanium Group.

Operating Income.  Operating income for our reportable segments, for the three months ended March 31, 2006 and 2005 are summarized in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$11.8	$9.5	$2.3	24.4%
Fabrication & Distribution Group	5.3	3.5	1.8	51.8%

Total operating income	$17.1	$13.0	$4.1	31.8%

Operating income for the Titanium Group increased by $2.3 million primarily due to a $4.6 million increase in volumes and average selling prices for mill products offset by lower volumes and profitability on ferro titanium sales as compared to the prior year. Increased SG&A costs in the current year negatively impacted operating income by $2.3 million as compared to the same period in the prior year.

Operating income for the F&D Group increased by $1.8 million primarily due to an increase of $5.1 million as a result of strong volumes and increased selling prices from both domestic and international markets as compared to the prior year. Increased SG&A costs in the current year negatively impacted operating income by $3.3 million as compared to the same period in the prior year.

Other Income.  Other income for the three months ended March 31, 2006 and 2005 was $21 and $130 thousand, respectively. Foreign exchange gains from international operations are included in other income.

Interest Income, net.  Interest income, net for the three months ended March 31, 2006 and 2005 was $389 and $155 thousand, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances. The increase in rate offset cash balances which were lower than the prior year.

Income Tax Expense.  We recognized a provision for income taxes of $6.8 million, or 39% of pre-tax income, and $4.9 million, or 37% of pre-tax income, for federal, state and foreign income taxes for the three months ended March  31, 2006 and 2005, respectively. The increase in the provision for income taxes for the three months ended March 31, 2006 compared to March 31, 2005 was primarily attributable to the impact of increased taxes related to foreign operations.

Income from Discontinued Operations.  Income from discontinued operations was $16 thousand for the three months ended March 31, 2005. The operations related to the RMI Environmental Services and Earthline Technologies were discontinued in December 2005 and had no activity for the three months ended March 31, 2006.

Outlook

On March 17, 2006, we entered into a multi-year agreement with Kawasaki Heavy Industries, Ltd. (“KHI”), to supply extruded and fully machined value-added structural titanium components and services. The products will support the production of the Boeing 787 aircraft program. This contract increases our long-term involvement in the 787 program and is a major step forward in our strategy to supply higher value added products and services. Multiple facilities will support the production of the finished titanium components, representing 18 separate part numbers. This contract is expected to generate over $50 million in revenue over its term.

On April 3, 2006, we entered into a multi-year agreement with Fuji Heavy Industries, Ltd. (“FHI”), to supply extruded and fully machined value-added structural titanium components and services. The products will support FHI’s production of the Boeing 787 aircraft program and represents our second such contract with a Tier-1 787 partner. This contract is another step forward in RTI’s strategy to supply higher value-added products and services. Multiple facilities will be involved in producing the finished titanium components. This contract is expected to generate over $70 million in revenue over its term. FHI, located in Japan, is an automobile manufacturer (brand name “SUBARU”), and is one of the 787 Tier-1 Structure Partners that will deliver the 787 Section 11 and 45, Center Wing Box, to Boeing.

Both new contracts represent business awards for our F&D Group.

Backlog.  Our order backlog for all markets increased to approximately $460 million as of March 31, 2006, up from $450 million at December 31, 2005, principally due to increased demand from the commercial aerospace industry. Of the backlog at March 31, 2006, approximately $290 million is likely to be realized over the remainder of 2006. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multi-years for a variety of programs that are not included into backlog until a specific release into production or firm delivery has been established. For example the new contracts noted above for the 787 program with KHI and FHI have approximately 10% of the long term contract value included in the reported backlog. This will expand significantly as we move into the years 2007-2010 for this and other long term contracts.

Liquidity and Capital Resources

We are currently evaluating our capital requirements for the remainder of 2006 which may fluctuate significantly based on the outcome of certain projects, such as the two new contracts discussed above, that we may undertake during the year. We believe we will generate sufficient cash flow from operations to fund operations and expected capital expenditures in 2006. In addition, we have cash reserves and available borrowing capacity to maintain adequate liquidity. We currently have no debt, and based on the expected strength of 2006 cash flows, we do not believe there are any material near-term risks related to fluctuations in interest rates.

Cash provided (used) by operating activities.  Cash provided (used) by operating activities for the three months ended March 31, 2006 and 2005 was $3.1 and $(2.5) million, respectively. The increase in net cash flows from operating activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily reflects an increase in our profitability, largely attributable to increased demand for product in both our Titanium and our F&D Group coupled with increased prices, partially offset by a reclassification of tax benefits from stock-based compensation activity as a result of our adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. This requirement reduced net operating cash flows and increased net financing inflows by $1.4 million for the three months ended March 31, 2006.

Cash provided (used) by investing activities.  Cash provided (used) by investing activities, for the three months ended March 31, 2006 and 2005 was $0.6 and $(2.1) million, respectively. The increase in cash provided (used) by investing activities was primarily due to the sale of short-term investments during the three months ended March 31, 2006.

Cash provided by financing activities.  Cash provided by financing activities, for the three months ended March 31, 2006 and 2005 was $1.5 and $4.9 million, respectively. The decrease in cash flows from financing activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily reflects a decrease in proceeds from the exercise of employee stock options of $4.3 million. Partially offsetting this decrease was the reclassification of tax benefits from stock-based compensation activity as a result of our adoption of SFAS 123R.

Credit Agreement

We amended our former $100 million, three-year credit agreement on June 4, 2004. The amendment provides for $90 million of standby credit through May 31, 2008. We have the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group.

Under the terms of the facility, we, at our option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of our consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At March  31, 2006, there was approximately $1.3 million of standby letters of credit outstanding under the facility, we were in compliance with all covenants, and had a borrowing capacity equal to $88.7 million.

Environmental Matters

We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the three months ended March 31, 2006, we paid $1.1 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS 5, “Accounting for Contingencies.”

Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, our ultimate obligation for investigative and remediation costs cannot be predicted. It is our policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, we accrue the amount we determine to be the most likely amount within that range.

At March 31, 2006 and December 31, 2005, the amount accrued for future environmental-related costs was $4.5 and $5.6 million, respectively. Of the total amount accrued at March 31, 2006, $2.8 million is expected to be paid out within one year and is included in other accrued liabilities line on the balance sheet. The remaining $1.7 million is recorded in other noncurrent liabilities.

Based on available information, RTI believes that its share of potential environmental-related costs is in a range from $3.0 to $8.4 million in the aggregate. We have included $1.7 million in our other noncurrent assets for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse us for certain environmental-related costs. We have been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites.

Active Investigative or Cleanup Sites.  We are involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. In the first quarter of 2006, we paid $1.1 million in remediation for this project. We expect to pay an additional $2.2 million over the next twelve months.

Former Ashtabula Extrusion Plant.  Our former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003 the Department of Energy terminated the contract. In September 2005, DOE entered into an agreement with a third party to complete the site remediation, which is expected to be complete by the end of 2006. In December, DOE paid us a settlement sufficient to cover all expenses incurred by the Company as a result of the contract termination. As license holder and owner of the site, we remain present at the site to act as regulatory liaison with the third party remediation contractor. There have been no significant updates to this project during the three months ended March 31, 2006.

Reserve Environmental Services Landfill.  In 1998, we and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, EPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation will be completed in 2006 and 2007. There have been no significant updates to this project during the three months ended March 31, 2006.

New Accounting Standards

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods do not require adjustment under the modified-prospective-transition method.

As the Company had previously elected the disclosure-only provisions of SFAS 123, the adoption of SFAS 123R had a significant impact on our results of operations and cash flows. The Company’s income before income taxes and net income for the three months ended March 31, 2006 are $1.9 and $1.2 million lower, respectively. In addition, the Company’s basic and diluted earnings per share were $0.05 lower as a result of the adoption. Compensation cost was $2.3 million for the three-months ended March 31, 2006 under the provisions of SFAS 123R and the Company expects stock-based compensation to be approximately $4.0 million for the year ending December 31, 2006. Additional impacts of SFAS 123R are dependent upon levels of share-based awards granted on future dates. SFAS 123R also eliminates the presentation of the contra-equity account, “Deferred Compensation,” from the face of the Consolidated Balance Sheets and the Statement of Shareholders’ Equity which was previously acceptable under APB 25. This resulted in a reclassification of $3.1 million to “Additional Paid-in Capital” at January 1, 2006. The cumulative effect of the adoption of SFAS 123R did not have a material effect on the Company’s operating income, income before income taxes, income from continuing operations, net income or basic and diluted earnings per share for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were $1.4 million lower and financing cash flows were $1.4 million higher for the three months ended March 31, 2006. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash inflows recognized for such tax deductions were $4.6 million for the year ended December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to the Company’s exposure to market risk since the Company filed its Annual Report on Form 10-K, on March 16, 2006.

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

The Company’s long-term credit arrangement is based on rates that float with LIBOR based rates or bank prime rates and accordingly, we believe the carrying value approximates fair value. At March 31, 2006, the Company had no outstanding obligations under this credit arrangement.

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

Item 4.  Controls and Procedures.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), Chief Administrative Officer, (principal financial officer) and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors.

The Company has evaluated its risk factors and determined that there have been no changes to the Company’s risk factors set forth in Part I, Item 1A, in the Form 10-K since the Company filed its Annual Report on Form 10-K, on March 16, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

While the Company repurchases shares of Common Stock from time to time, it did not repurchase any shares of Common Stock during the three months ended March 31, 2006 or 2005 except for those shares repurchased as part of the executive compensation tax liabilities for shares awarded under the 2004 stock plan. Shares of Common Stock repurchased to satisfy tax liabilities during the three months ended March 31, 2006 and 2005 were 20,259 and 22,458, respectively. The RTI International Metals, Inc. share repurchase program was approved by the Company’s Board of Directors on April 30, 1999. The program authorizes the repurchase of up to $15 million of RTI shares of Common Stock from time to time. There is no expiration date specified for the stock buyback program.

Item 6.  Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: May 5, 2006

By	/s/ William T. Hull
William T. Hull
Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002