Form 10-Q
period 2006-06-30
RTI INTERNATIONAL METALS INC
filed 2006-08-04
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of July 21, 2006 was 22,850,134.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we”, “our” and “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART 1—FINANCIAL STATEMENTS

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$117,667	$94,120	$232,746	$166,732
Cost and expenses:
Cost of sales	80,478	68,353	161,330	116,568
Selling, general and administrative expenses	13,497	10,350	30,132	21,389
Research, technical and product development expenses	387	417	845	783

Operating income	23,305	15,000	40,439	27,992
Other income	232	303	253	433
Interest income, net	513	235	902	390

Income from continuing operations before income taxes	24,050	15,538	41,594	28,815
Provision for income taxes	8,923	4,993	15,725	9,887

Income from continuing operations	15,127	10,545	25,869	18,928
Income from discontinued operations, net of tax provision	—	35	—	51

Net income	$15,127	$10,580	$25,869	$18,979

Basic earnings per share:
Continuing operations	$0.67	$0.48	$1.14	$0.86
Discontinued operations	—	—	—	—

Net income	$0.67	$0.48	$1.14	$0.86

Diluted earnings per share:
Continuing operations	$0.66	$0.47	$1.12	$0.84
Discontinued operations	—	—	—	—

Net income	$0.66	$0.47	$1.12	$0.84

Weighted-average shares outstanding:
Basic	22,649,637	22,233,556	22,602,552	22,109,449

Diluted	23,030,340	22,657,458	23,015,942	22,558,186

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$60,540	$53,353
Investments	—	2,410
Receivables, less allowance for doubtful accounts of $1,992 and $1,604	64,745	54,212
Inventories, net	236,613	223,394
Deferred income taxes	3,796	3,778
Other current assets	4,965	7,407

Total current assets	370,659	344,554
Property, plant and equipment, net	82,710	80,056
Goodwill	49,146	48,646
Other intangible assets, net	16,726	16,581
Deferred income taxes	5,417	5,451
Intangible pension asset	4,076	4,076
Other noncurrent assets	1,962	2,387

Total assets	$530,696	$501,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,254	$25,620
Accrued wages and other employee costs	10,636	10,953
Billings in excess of costs and estimated earnings	9,992	13,352
Income taxes payable	200	3,367
Deferred income taxes	3	3
Other accrued liabilities	9,490	8,589

Total current liabilities	57,575	61,884
Accrued postretirement benefit cost	21,271	21,070
Accrued pension cost	24,524	25,595
Deferred income taxes	6,498	6,516
Other noncurrent liabilities	6,838	7,034

Total liabilities	116,706	122,099

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,328,077 and 23,131,128 shares issued; 22,850,134 and 22,687,056 shares outstanding	233	231
Additional paid-in capital	284,024	278,690
Deferred compensation	—	(3,078)
Treasury stock, at cost; 477,943 and 444,072 shares	(5,271)	(4,389)
Accumulated other comprehensive loss	(24,175)	(25,112)
Retained earnings	159,179	133,310

Total shareholders’ equity	413,990	379,652

Total liabilities and shareholders’ equity	$530,696	$501,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$25,869	$18,979
Net income from discontinued operations	—	(51)

Net income from continuing operations	25,869	18,928
Adjustment for non-cash items included in net income:
Depreciation and amortization	7,134	6,455
Stock-based compensation and other	3,046	807
Excess tax benefits from stock-based compensation activity	(2,918)	2,367
Gain on sale of property, plant and equipment	(4)	(4)
Other	263	(371)
Changes in assets and liabilities:
Receivables	(9,910)	(14,828)
Inventories	(13,006)	(44,462)
Accounts payable	966	12,955
Deferred taxes and income taxes payable	(204)	6,583
Billings in excess of costs and estimated earnings	(3,331)	8,862
Other current liabilities	22	7,096
Other assets and liabilities	1,943	700

Cash provided by continuing operating activities	9,870	5,088
Cash used by discontinued operating activities	—	(292)

Cash provided by operating activities	9,870	4,796
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired, and other investing	—	(290)
Proceeds from disposal of property, plant and equipment	4	5
Proceeds from sale of investments	2,410	—
Capital expenditures	(9,224)	(4,553)

Cash used by investing activities	(6,810)	(4,838)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	2,097	8,808
Excess tax benefits from stock-based compensation activity	2,918	—
Purchase of common stock held in treasury	(882)	(483)

Cash provided by financing activities	4,133	8,325

Effect of exchange rate changes on cash and cash equivalents	(6)	211

Increase in cash and cash equivalents	7,187	8,494
Cash and cash equivalents at beginning of period	53,353	62,701

Cash and cash equivalents at end of period	$60,540	$71,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

	Shares of						Other
	Common		Additional				Comp
	Stock	Common	Paid-in	Deferred	Treasury	Retained	Income/		Comprehensive
	Outstanding	Stock	Capital	Compensation	Stock	Earnings	(Loss)	Total	Income

Balance at December 31, 2005	22,687,056	$231	$278,690	$(3,078)	$(4,389)	$133,310	$(25,112)	$379,652
Shares issued for directors’ compensation	5,904	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	46,860	1	—	—	—	—	—	1
Compensation expense recognized	—	—	3,045	—	—	—	—	3,045
Treasury Stock purchased at cost	(19,571)	—	—	—	(882)	—	—	(882)
Proceeds from exercise of employee options	144,185	1	2,096	—	—	—	—	2,097
Forfeiture of restricted stock awards	(14,300)	—	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	3,271	—	—	—	—	3,271
SFAS 123R reclassification	—	—	(3,078)	3,078	—	—	—	—
Net income	—	—	—	—	—	25,869	—	25,869	$25,869
Adjustment to excess minimum pension liability(a)	—	—	—	—	—	—	103	103	103
Foreign currency translation	—	—	—	—	—	—	834	834	834

Comprehensive income	—	—	—	—	—	—	—	—	$26,806

Balance at June 30, 2006	22,850,134	$233	$284,024	$—	$(5,271)	$159,179	$(24,175)	$413,990

(a)	Charge to minimum pension liability adjustment for the six months ended June, 30, 2006 is net of tax benefits of $64.

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of RTI International Metals, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these financial statements contain all of the adjustments, of a normal and recurring nature considered necessary to state fairly the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Note 3—STOCK-BASED COMPENSATION:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods do not require adjustment under the modified-prospective-transition method.

As the Company had previously elected the disclosure-only provisions of SFAS 123, the adoption of SFAS 123R had a significant impact on our results of operations and cash flows. The Company’s income before income taxes for the three and six months ended June 30, 2006 were $316 and $2,195 lower, respectively. The Company’s net income for the three and six months ended June 30, 2006 were $199 and $1,383 lower, respectively. In addition, the Company’s basic and diluted earnings per share were $0.01 and $0.06 lower for the three and six months ended June 30, 2006, respectively, as a result of the adoption. Compensation cost was $761 and $3,045 for the three and six months ended June 30, 2006 under the provisions of SFAS 123R and the Company expects stock-based compensation to be approximately $4.0 million for the year ending December 31, 2006. Additional impacts of SFAS 123R are dependent upon levels of share-based awards granted on future dates. SFAS 123R also eliminates the presentation of the contra-equity account, “Deferred Compensation,” from the face of the Consolidated Balance Sheets and the Statement of Shareholders’ Equity which was previously acceptable under APB 25. This resulted in a reclassification of $3,078 to “Additional Paid-in Capital” at January 1, 2006. The cumulative effect of the adoption of SFAS 123R at January 1, 2006, related to estimates for forfeitures, did not have a material effect on the Company’s operating income, income before income taxes, income from continuing operations, net income or basic and diluted earnings per share.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were $2,918 lower for the six months ended June 30, 2006. Also, financing cash flows were $2,918 higher for the six months ended June 30, 2006. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash inflows recognized for such tax deductions were $4,592 for the year ended December 31, 2005.

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

Prior to the adoption of SFAS 123R, the Company amortized the expense associated with retirement eligible employees over the explicit vesting period of the award and upon actual retirement would accelerate the remaining expense. SFAS 123R, however, requires the immediate recognition of compensation cost at the grant date of an award for retirement eligible employees. Also, for employees approaching retirement eligibility, amortization of compensation cost is to be recognized over the period from the grant date through the retirement eligibility date. For awards granted prior to the adoption of SFAS 123R, the Company will continue to recognize compensation cost for retirement eligible employees over the explicit vesting period and accelerate any remaining unrecognized

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

compensation cost when an employee retires. For awards granted or modified after the adoption SFAS 123R, compensation expense for retirement eligible employees will be recognized over a period to the date the employee first becomes eligible for retirement. In the event an employee is retirement eligible at the date of grant of an award then the related compensation cost would be immediately recognized. Had the Company applied the provisions of SFAS 123R related to retirement eligible employees for the six months ended June, 2005, additional compensation cost of $1,105 would have been incurred. No additional compensation costs would have been incurred for the three months ended June 30, 2005.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$10,580	$18,979
Add: Stock-based compensation expense included in reported net income, net of related tax effects	187	351
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(323)	(613)

Pro forma net income	$10,444	$18,717

Earnings per share:
Basic - as reported	$0.48	$0.86

Basic - pro forma	$0.47	$0.84

Diluted - as reported	$0.47	$0.85

Diluted - pro forma	$0.46	$0.83

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $761 and $275 for the three months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $282 and $88 for the three months ended June 30, 2006 and 2005, respectively.

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $3,045 and $535 for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $1,157 and $184 for the six months ended June 30, 2006 and 2005, respectively. There was no compensation cost capitalized in inventory or fixed assets for the six months ended June 30, 2006 or 2005.

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

The fair value of stock options granted under the 2004 Plan and its predecessors was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The risk- free rate for periods over the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s Common Stock. Forfeiture estimates are based upon historical forfeiture rates. The following are assumptions that were used to estimate the fair value of the options granted in 2006 and 2005.

	2006	2005

Risk-free interest rate	4.37%	4.00%
Expected dividend yield	0.00%	0.00%
Expected lives (in years)	5.0	6.0
Expected volatility	40.00%	45.00%

A summary of stock option activity under the 2004 Plan and its predecessors as of June 30, 2006, and changes during the six months then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2005	602,219	$15.04
Granted	71,300	45.09
Forfeited	(9,887)	22.99
Expired	(2,232)	12.22
Exercised	(144,185)	14.54

Outstanding at June 30, 2006	517,215	$19.22	6.76	$18,942

Exercisable at June 30, 2006	329,437	$13.62	5.66	$13,907

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $18.81 and $10.50, respectively. There were no stock options granted during the three months ended June 30, 2006. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 and 2005 was $4,290 and $3,634, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $6,464 and $7,128, respectively. As of June 30, 2006, total unrecognized compensation cost related to nonvested stock option awards granted was $1,019. That cost is expected to be recognized over a weighted-average period of 1.0 year.

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the three months ended June 30, 2006 and 2005 was $58.99 and $24.52, respectively. The weighted-average grant-date fair value of restricted stock awards granted during the six months ended June 30, 2006 and 2005 was $46.91 and $21.94, respectively.

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2006, and the changes during the six months then ended, are presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2005	199,636	$16.49
Granted	52,764	46.91
Vested	(76,246)	16.13
Forfeited	(14,300)	17.15

Nonvested at June 30, 2006	161,854	26.51

As of June 30, 2006, total unrecognized compensation cost related to nonvested restricted stock awards granted was $2,774. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of restricted stock awards vested during the six months ended June 30, 2006 and 2005 was $3,614 and $1,579, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $2,097 and $8,808, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the six months ended June 30, 2006 and 2005 was $882 and $483, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $3,271 and $2,367 for the six months ended June 30, 2006 and 2005, respectively. The Company has elected to adopt the transition method described in SFAS 123R-3 for determining the windfall tax benefits related to share-based payment awards.

Note 4—INCOME TAXES:

For the six months ended June 30, 2006, the annual effective rate applied to ordinary income was 37.5%, compared to a rate of 37.0% for the six months ended June 30, 2005. The rate for the six months ended June 30, 2006 exceeds the federal statutory rate of 35.0% principally due to state taxes.

Management evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results, and enacted tax laws. To the extent that management determines that their annual effective tax rate will vary from the previous quarter’s effective rate, the income tax provision will be adjusted in future quarters.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Inclusive of discrete items, the Company recognized a provision for income taxes of $8,923, or 37.1% of pre-tax income, and $4,993, or 32.1% of pre-tax income, for federal, state and foreign income taxes for the three months ended June 30, 2006 and 2005, respectively. The Company recognized a provision for income taxes of $15,725, or 37.8% of pre-tax income, and $9,887, or 34.3% of pre-tax income, for federal, state and foreign income taxes for the six months ended June 30, 2006 and 2005, respectively. The increase in the rate for both the three and six months ended June 30, 2006 compared to June 30, 2005 was primarily attributable to the impact of increased taxes related to foreign operations in 2006 and the beneficial effects of a change in Ohio tax law and in the Company’s Ohio tax status in 2005.

Note 5—EARNINGS PER SHARE:

Earnings per share amounts for each period are presented in accordance with SFAS 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share was computed by dividing net income by the weighted- average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and six months were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$15,127	$10,545	$25,869	$18,928
Income from discontinued operations, net of tax provision	—	35	—	51

Net income	$15,127	$10,580	$25,869	$18,979

Denominator:
Basic weighted-average shares outstanding	22,649,637	22,233,556	22,602,552	22,109,449
Effect of diluted securities	380,703	423,902	413,390	448,737

Diluted weighted-average shares outstanding	23,030,340	22,657,458	23,015,942	22,558,186

Basic earnings per share:
Continuing operations	$0.67	$0.48	$1.14	$0.86
Discontinued operations	—	—	—	—

Net income	$0.67	$0.48	$1.14	$0.86

Diluted earnings per share:
Continuing operations	$0.66	$0.47	$1.12	$0.84
Discontinued operations	—	—	—	—

Net income	$0.66	$0.47	$1.12	$0.84

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Options to purchase 106,203 and 107,852 shares of Common Stock at an average price of $25.56 have been excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the weighted-average market price of the Company’s Common Stock for the three and six months ended June 30, 2005, respectively. There were no options to purchase shares of Common Stock excluded from the calculation of earnings per share for the three and six months ended June 30, 2006.

Note 6—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 57.1% and 57.4% of the Company’s inventories at June 30, 2006 and December 31, 2005, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	June 30,	December 31,
	2006	2005

Raw materials and supplies	$73,190	$66,533
Work-in-process and finished goods	209,403	195,870
Less: LIFO reserve	(45,980)	(39,009)

Inventories, net	$236,613	$223,394

Note 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

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

Goodwill

The carrying amount of goodwill attributable to each segment at December 31, 2005 and June 30, 2006 was as follows:

			Translation
	December 31, 2005	Adjustment	Adjustment	June 30, 2006

Titanium Group	$2,591	$—	$—	$2,591
Fabrication & Distribution Group	46,055	—	500	46,555

Total goodwill	$48,646	$—	$500	$49,146

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying amount of intangible assets attributable to each segment at December 31, 2005 and June 30, 2006 was as follows:

			Translation
	December 31, 2005	Amortization	Adjustment	June 30, 2006

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	16,581	(402)	547	16,726

Total intangible assets	$16,581	$(402)	$547	$16,726

Note 8—BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $9,992 as of June 30, 2006 and $13,352 as of December 31, 2005. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—OTHER INCOME:

Other income for the three months ended June 30, 2006 and 2005 was $232 and $303, respectively. Other income for the six months ended June 30, 2006 and 2005 was $253 and $433, respectively. Foreign exchange gains from international operations are included in other income.

Note 10—EMPLOYEE BENEFIT PLANS:

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

During the six months ended June 30, 2006, a voluntary contribution of $2.9 million was made to the defined benefit pension plans. The Company may contribute additional amounts during 2006 if the Company determines this to be appropriate.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The defined benefit pension plan disclosure below includes the Company’s four qualified pension plans, and two non-qualified pension plans. Components of net periodic pension and other postretirement benefit cost for the three and six months ended June 30 for each for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$509	$550	$1,018	$1,100	$112	$96	$224	$192
Interest cost	1,619	1,592	3,238	3,184	397	410	795	820
Expected return on plan assets	(2,014)	(1,922)	(4,029)	(3,844)	—	—	—	—
Amortization of prior service cost	208	160	416	320	44	44	88	88
Amortization of unrealized gains and losses	621	510	1,242	1,020	96	93	193	186

Net periodic benefit cost	$943	$890	$1,885	$1,780	$649	$643	$1,300	$1,286

Note 11—COMMITMENTS AND CONTINGENCIES:

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the six months ended June 30, 2006, the Company paid $1,143 against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS 5, “Accounting for Contingencies.”

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

At June 30, 2006 and December 31, 2005, the amounts accrued for future environmental-related costs were $4,586 and $5,638, respectively. Of the total amount accrued at June 30, 2006, $2,445 is expected to be paid out within one year and is included in other accrued liabilities on the balance sheet. The remaining $2,141 is recorded in other noncurrent liabilities.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Based on available information, RTI believes that its share of potential environmental-related costs is in a range from $3,130 to $7,937 in the aggregate. The Company has included $1,711 in its other noncurrent assets for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. For the six months ended June 30, 2006, the Company paid $1,143 in remediation for this project. The Company expects to pay an additional $2,262 million over the next twelve months.

Former Ashtabula Extrusion Plant.  The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. In December 2003 the DOE terminated the contract. In September 2005, DOE entered into an agreement with a third party to complete the site remediation, which is expected to be complete by the end of 2006. In December, DOE paid the Company a settlement sufficient to cover all expenses incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remediation contractor. There have been no significant updates to this project during the six months ended June 30, 2006.

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, EPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation will be completed in 2006 and 2007. There have been no significant updates to this project during the six months ended June 30, 2006.

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

Note 12—SEGMENT REPORTING:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales:
Titanium Group	$51,437	$38,723	$100,187	$62,823
Intersegment sales	33,717	22,159	64,858	43,050

Total Titanium Group net sales	85,154	60,882	165,045	105,873
Fabrication & Distribution Group	66,230	55,397	132,559	103,909
Inter segment sales	1,524	1,075	3,310	2,040

Total Fabrication & Distribution Group net sales	67,754	56,472	135,869	105,949
Eliminations	35,241	23,234	68,168	45,090

Total consolidated net sales	$117,667	$94,120	$232,746	$166,732

Operating income:
Titanium Group before corporate allocations	$18,661	$10,546	$33,648	$21,537
Corporate allocations	(1,650)	(1,322)	(4,817)	(2,781)

Total Titanium Group operating income	17,011	9,224	28,831	18,756
Fabrication & Distribution Group before corporate allocations	9,880	8,707	20,376	15,366
Corporate allocations	(3,586)	(2,931)	(8,768)	(6,130)

Total Fabrication & Distribution Group operating income	6,294	5,776	11,608	9,236

Total consolidated operating income	$23,305	$15,000	$40,439	$27,992

Income from continuing operations before income taxes:
Titanium Group	$17,282	$9,467	$29,426	$19,214
Fabrication & Distribution Group	6,768	6,071	12,168	9,601

Total consolidated income from continuing operations before income taxes	$24,050	$15,538	$41,594	$28,815

	June 30,	December 31,
	2006	2005

Assets:
Titanium Group	$232,637	$230,477
Fabrication & Distribution Group	248,375	231,658
General corporate assets	49,684	39,616

Total consolidated assets	$530,696	$501,751

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 13—DISCONTINUED OPERATIONS:

The Company’s financial statements were impacted by the discontinuance of two business units during 2005. These businesses have been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of tax, and all footnotes have been reclassified.

In December 2005, the Company declared its operations located in Ashtabula, Ohio operating under the name of RMI Environmental Services (“RMIES”) and Earthline Technologies (“Earthline”) as discontinued operations. Both operations had been reported within the Titanium reportable segment. The operating results of both business units for the three and six months ended June 30, 2005, as summarized below have been reclassified and are presented as discontinued operations:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net sales	$920	$1,795
Income before income taxes	55	82
Provision for income taxes	(20)	(31)

Net income from discontinued operations	$35	$51

Note 14—NEW ACCOUNTING STANDARDS:

In December 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs.” The Company adopted SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items — if abnormal — be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the costs of conversion based upon the normal capacity of the production facilities. The adoption of this Statement did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board, (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires a two step process in evaluating tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the tax position at the largest amount of benefit that is cumulatively greater than fifty percent likely of being realized upon settlement. We are currently in the process of evaluating the financial impact of adopting FIN 48, which will be effective for the Company on January 1, 2007.

Note 15—TRANSACTIONS WITH RELATED PARTIES:

In accordance with a stock purchase agreement dated October 1, 2004, the Company purchased all of the shares of Claro Precision Inc., from Mr. Jean-Louis Mourain and Mr. Daniel Molina. The purchase agreement provided for a lease agreement whereby the Company would lease space in two buildings, owned indirectly by Mr. Mourain and Mr. Molina, for three years from October 1, 2004 with an option to extend for an additional three years. The annual rental is approximately $164 at current exchange rates. Rental expense of approximately $41 and $82 was incurred in the three and six months ended June 30, 2006. Rental expense was approximately $40 and $80 for the three and six months ended June 30, 2005. The Company believes that the rental cost is representative of market conditions around the Montreal, Canada area.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 16—SUBSEQUENT EVENTS:

On July 25, 2006, the Company entered into the second amendment to its existing credit agreement dated April 2, 2002 which was previously amended on June 4, 2004. The amendment was entered into to allow the Company to obtain financing outside of the agreement associated with the capital expansion efforts at its Montreal, Quebec location.

The substantive terms and conditions of the amended agreement remain unchanged and provide for $90 million of standby credit through May 31, 2008. The Company has the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group.

Under the terms of the facility, we, at our option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of our consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At June 30, 2006, there was approximately $1.3 million of standby letters of credit outstanding under the facility, we were in compliance with all covenants, and had a borrowing capacity equal to $88.7 million.

On August 3, 2006, the Company entered into an interest-free loan agreement which allows for borrowings of up to $5.175 million Canadian dollars. The Company anticipates utilizing all availability associated with this credit facility over the next twelve months. This loan was obtained through an affiliate of the Canadian government and is to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning twenty-four months following the first disbursement of the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and aerospace industries,

•	increased defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	global economic activities,

•	the successful completion of our expansion projects,

•	the Company’s order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

We recognized income from continuing operations for the three months ended June 30, 2006 of $15.1 million, or $0.66 per diluted share, on sales of $117.7 million, compared with income from continuing operations of $10.5 million or $0.47 per diluted share, on sales of $94.1 million for the three months ended June 30, 2005. We recognized income from continuing operations for the six months ended June 30, 2006 of $25.9 million, or $1.12 per diluted share, on sales of $232.7 million, compared with income from continuing operations of $18.9 million or $0.84 per diluted share, on sales of $166.7 million for the six months ended June 30, 2005. Our increased sales and profitability as compared to the same period in the prior year was driven primarily by the continued strong demand from the aerospace market for our titanium products across both of our operating segments.

Discontinued Operations

Our financial statements were impacted by the discontinuance of two business units during 2005. These businesses have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in our Consolidated Statements of Operations as discontinued operations, net of tax, and all footnotes have been reclassified. The operating results of these two business units included net sales of $0.9 and $1.8 million and net income of $35 and $51 thousand in the three and six months ended June 30, 2005, respectively. As these business units were discontinued in 2005, there was no impact to our operating results for the three and six months ended June 30, 2006.

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

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2006 and 2005 are summarized in the following table:

	Three Months Ended June 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$51.4	$38.7	$12.7	32.8%
Fabrication & Distribution Group	66.3	55.4	10.9	19.7%

Total consolidated net sales	$117.7	$94.1	$23.6	25.1%

The increase in the Titanium Group’s net sales was primarily due to an increase in trade shipments of 0.5 million pounds as compared to the same period in the prior year coupled with an increase in average selling prices of 63%. The increase in net sales was principally driven by an increase in sales of forged products (ingot, billet and bloom) due to continued strong demand from the aerospace markets. Sales of ferro titantium and scrap decreased by $5.3 million and $3.8 million, respectively, when compared with the same period in the prior year.

The increase in the F&D Group’s net sales was primarily the result of continued increased demand from aerospace customers in most of the Group’s businesses and product lines as well as increased selling prices. This additional demand led to an increase of $8.1 million from the segment’s domestic fabrication and distribution locations as well as through European outlets. Also contributing to the increased sales was a $2.8 million increase in sales at the Group’s energy unit following the completion of two significant projects in the second quarter 2006.

Gross Profit.  Gross profit for our reportable segments, for the three months ended June 30, 2006 and 2005 are summarized in the following table:

	Three Months
	Ended June 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$20.5	$12.0	$8.5	70.8%
Fabrication & Distribution Group	16.7	13.8	2.9	21.0%

Total consolidated gross profit	$37.2	$25.8	$11.4	44.2%

Gross profit for the Titanium Group increased primarily due to an increase in mill product shipments and increases in average selling prices, partially offset by increased raw material costs, lower ferro titanium prices, lower sales volumes of ferro titanium and scrap, and higher ferro titanium raw material costs.

Gross profits increased at the F&D Group primarily as a result of the increased volumes from domestic and international distribution markets as well as increased selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for our reportable segments, for the three months ended June 30, 2006 and 2005 are summarized in the following table:

	Three Months
	Ended June 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$3.1	$2.3	$0.8	34.8%
Fabrication & Distribution Group	10.4	8.0	2.4	30.0%

Total consolidated SG&A expenses	$13.5	$10.3	$3.2	31.1%

Total SG&A expenses increased as a result of several factors including an increase in stock-based compensation expense of $0.5 million associated with the accounting impact of the adoption of FAS 123R, an increase in audit, tax and accounting fees of $0.5 million and an increase of $0.6 million in consulting and administrative costs primarily associated with our continued efforts in integrating the October 2004 acquisition of Claro Precision, Inc. The remaining increase relates to increased costs incurred related to salaries, incentives and other administrative expenses as compared to the same period in the prior year.

Research, Technical and Product Development Expenses.  Research, technical and product development expenses (“R&D”) were $0.4 million for the three months ended June 30, 2006 and 2005, respectively. All costs were related to projects at our Titanium Group.

Operating Income.  Operating income for our reportable segments, for the three months ended June 30, 2006 and 2005 are summarized in the following table:

	Three Months
	Ended June 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$17.0	$9.2	$7.8	84.4%
Fabrication & Distribution Group	6.3	5.8	0.5	9.0%

Total operating income	$23.3	$15.0	$8.3	55.4%

Operating income for the Titanium Group increased by $7.8 million primarily due to a $8.6 million increase in volumes and average selling prices for mill products offset by lower volumes and profitability on ferro titanium sales as compared to the same period in the prior year. Increased SG&A costs in the current year negatively impacted operating income by $0.8 million as compared in the prior year.

Operating income for the F&D Group increased by $0.5 million primarily due to an increase of $2.9 million as a result of strong volumes and increased selling prices from both domestic and international markets as compared to the same period in the prior year. Increased SG&A costs in the current year negatively impacted operating income by $2.4 million as compared to the same period in the prior year.

Other Income.  Other income for the three months ended June 30, 2006 and 2005 was $0.2 and $0.3 million, respectively. Foreign exchange gains from international operations are included in other income.

Interest Income, net.  Interest income, net for the three months ended June 30, 2006 and 2005 was $0.5 and $0.2 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances. This increase in returns was partially offset by lower cash balances as compared to the same period in the prior year.

Income Tax Expense.  We recognized a provision for income taxes of $8.9 million, or 37.1% of pre-tax income, and $5.0 million, or 32.1% of pre-tax income, for federal, state and foreign income taxes for the three months ended June 30, 2006 and 2005, respectively. The increase in the rate for the three months ended June 30, 2006 compared to June 30, 2005 was primarily attributable to the impact of increased taxes related to foreign operations in 2006 and the beneficial effects of a change in Ohio tax law and in the Company’s Ohio tax status in 2005.

Income from Discontinued Operations.  Income from discontinued operations was $35 thousand for the three months ended June 30, 2005. The operations related to RMI Environmental Services and Earthline Technologies were discontinued in December 2005 and had no activity for the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2006 and 2005 are summarized in the following table:

	Six Months
	Ended June 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$100.2	$62.8	$37.4	59.5%
Fabrication & Distribution Group	132.5	103.9	28.6	27.5%

Total consolidated net sales	$232.7	$166.7	$66.0	39.6%

The increase in the Titanium Group’s net sales was primarily due to an increase in trade shipments of 1.5 million pounds as compared to the same period in the prior year, coupled with an increase in average selling prices of 55%. The increase in net sales was principally driven by an increase in sales of forged products (ingot, billet and bloom) due to continued strong demand from the aerospace markets. Sales of ferro titantium decreased by $10.1 million and sales of scrap increased by $0.3 million when compared with the same period in the prior year.

The increase in the F&D Group’s net sales was primarily the result of increased demand from aerospace customers in most of the Group’s businesses and product lines as well as increased selling prices. This additional demand led to an increase of $21.3 million from the segment’s domestic fabrication and distribution locations as well as through European outlets. Also contributing to the increased sales was a $7.3 million increase in sales at the Group’s energy unit following the completion of several significant projects in the first half of 2006.

Gross Profit.  Gross profit for our reportable segments, for the six months ended June 30, 2006 and 2005 are summarized in the following table:

	Six Months
	Ended June 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$37.6	$24.5	$13.1	53.5%
Fabrication & Distribution Group	33.8	25.7	8.1	31.7%

Total consolidated gross profit	$71.4	$50.2	$21.2	42.3%

Gross profit for the Titanium Group increased primarily due to an increase in mill product shipments and increases in average selling prices, partially offset by increased raw material costs, lower ferro titanium prices, lower sales volumes of ferro titanium, higher ferro titanium raw material costs, and adjustments to inventory to reflect current market conditions.

Gross profits increased at the F&D Group primarily as a result of the increased volumes from domestic and international distribution markets as well as increased selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for our reportable segments, for the six months ended June 30, 2006 and 2005 are summarized in the following table:

	Six Months
	Ended June 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$8.0	$4.9	$3.1	63.3%
Fabrication & Distribution Group	22.1	16.5	5.6	33.9%

Total consolidated SG&A expenses	$30.1	$21.4	$8.7	40.7%

Total SG&A expenses increased as a result of several factors including an increase in stock-based compensation expense of $2.5 million associated with the accounting impact of the adoption of FAS 123R, an increase in audit, tax and accounting fees of $1.8 million and an increase of $1.3 million of consulting and administrative costs primarily associated with our continued efforts in integrating the October 2004 acquisition of Claro Precision, Inc. The remaining increase relates to increased costs incurred related to salaries, incentives and other administrative expenses as compared to the same period in the prior year.

Research, Technical and Product Development Expenses.  Research, technical and product development expenses (“R&D”) were $0.8 million for the six months ended June 30, 2006 and 2005, respectively. All costs were related to projects at our Titanium Group.

Operating Income.  Operating income for our reportable segments, for the six months ended June 30, 2006 and 2005 are summarized in the following table:

	Six Months
	Ended June 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$28.8	$18.8	$10.0	53.6%
Fabrication & Distribution Group	11.6	9.2	2.4	25.6%

Total operating income	$40.4	$28.0	$12.4	44.3%

Operating income for the Titanium Group increased by $10.0 million primarily due to a $13.1 million increase in volumes and average selling prices for mill products offset by lower volumes and profitability on ferro titanium sales as compared to the same period in the prior year. Increased SG&A costs in the current year negatively impacted operating income by $3.1 million as compared to the same period in the prior year.

Operating income for the F&D Group increased by $2.4 million primarily due to an increase of $8.0 million as a result of strong volumes and increased selling prices from both domestic and international markets as compared to the same period in the prior year. Increased SG&A costs in the current year negatively impacted operating income by $5.6 million as compared to the same period in the prior year.

Other Income.  Other income for the six months ended June 30, 2006 and 2005 was $0.3 and $0.4 million, respectively. Foreign exchange gains from international operations are included in other income.

Interest Income, net.  Interest income, net for the six months ended June 30, 2006 and 2005 was $0.9 and $0.4 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances. The increase in returns was partially offset by a lower cash balance as compared to the same period in the prior year.

Income Tax Expense.  We recognized a provision for income taxes of $15.7 million, or 37.8% of pre-tax income, and $9.9 million, or 34.3% of pre-tax income, for federal, state and foreign income taxes for the six months ended June 30, 2006 and 2005, respectively. The increase in the rate for the six months ended June 30, 2006 compared to June 30, 2005 was primarily attributable to the impact of increased taxes related to foreign operations in 2006 and the beneficial effects of a change in Ohio tax law and in the Company’s Ohio tax status in 2005.

Income from Discontinued Operations.  Income from discontinued operations was $51 thousand for the six months ended June 30, 2005. The operations related to RMI Environmental Services and Earthline Technologies were discontinued in December 2005 and had no activity for the six months ended June 30, 2006.

Outlook

On March 17, 2006, we entered into a multi-year agreement with Kawasaki Heavy Industries, Ltd. (“KHI”), to supply extruded and fully machined value-added structural titanium components and services from Boeing supplied material. The products will support the production of the Boeing 787 aircraft program. This contract increases our long-term involvement in the 787 program and is a major step forward in our strategy to supply higher value added products and services. Multiple facilities will support the production of the finished titanium components, representing 18 separate part numbers. This contract is expected to generate over $50 million in revenue over its term.

On April 3, 2006, we entered into a multi-year agreement with Fuji Heavy Industries, Ltd. (“FHI”), to supply extruded and fully machined value-added structural titanium components and services from Boeing supplied material. The products will support FHI’s production of the Boeing 787 aircraft program and represents our second such contract with a Tier-1 787 partner. This contract is another step forward in our strategy to supply higher value-added products and services. Multiple facilities will be involved in producing the finished titanium components. This contract is expected to generate over $70 million in revenue over its term.

On May 9, 2006, we entered into a 10-year agreement with Airbus for the supply of titanium products that will support the production of the Airbus family of commercial aircraft, including the new A-380 and A-350 programs. The contract is expected to generate revenue in excess of $800 million. Under the agreement, we will produce forging quality billet, bloom, and a full range of flat-rolled product from Airbus supplied input material. Shipments will begin in late 2006 and exceed 5 million pounds per year by 2008. Additional value-added products and services are currently under discussion.

We will undertake two expansion projects in connection with our recently announced long-term commercial contracts, identified above. The first set of investments, totaling approximately $35 million, consists of additions to the Company’s melting and forging capabilities primarily at our Canton and Niles, Ohio facilities. This project will enhance both flexibility and raw capacity in our mill product operations in support of our expanded supply relationship with Airbus, as well as other growing market demand. Completion is expected in the third and fourth quarters of 2007.

The second project, totaling approximately $43 million, will support the Company’s growing value-added opportunities, including recently announced contracts to supply machined components to Kawasaki Heavy Industries and Fuji Heavy Industries for their portion of the Boeing 787 program. Investments will include expanded conditioning capabilities in our extrusion operations and additional machining capacity at our Houston, Texas and Montreal, Quebec facilities.

These projects are under way and are expected to be available for production by the end of 2007. Approximately half of the expenditures will occur this year, boosting our 2006 capital spending to approximately $54 million.

Backlog.  Our order backlog for all markets increased to approximately $472 million as of June 30, 2006, up from $450 million at December 31, 2005. Of the backlog at June 30, 2006, approximately $240 million is likely to be realized over the remainder of 2006. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multi-years for a variety of programs that are not included into backlog until a specific release into production or firm delivery has been established. For example the new contracts noted above for the 787 program with KHI and FHI have approximately 10% of the long term contract value included in the reported backlog. This will expand significantly as we move into the years 2007-2010 for this and other long term contracts.

Liquidity and Capital Resources

On August 3, 2006, we entered into an interest-free loan agreement which allows for borrowings of up to $5.175 million Canadian dollars. We anticipate utilizing all availability associated with this credit facility over the next twelve months. This loan was obtained through an affiliate of the Canadian government and is to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal and consecutive monthly payments beginning twenty-four months following the first disbursement of the loan.

We believe that the use of our current cash reserves and expected positive cash flows from operations as well as existing and new borrowing capacity provides adequate liquidity taking into consideration our recently announced capital projects related to new business awards. We currently have no debt and based on the expected strength of 2006 cash flows, we do not believe there are any material near term risks related to fluctuations in interest rates.

Cash provided by operating activities.  Cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $9.9 and $4.8 million, respectively. The increase in net cash flows from operating activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily reflects an increase in our profitability, largely attributable to increased demand for product in both our Titanium and our F&D Group coupled with increased prices, partially offset by a reclassification of tax benefits from stock-based compensation activity as a result of our adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. This requirement reduced net operating cash flows and increased net financing inflows by $2.9 million for the six months ended June 30, 2006.

Cash used by investing activities.  Cash used by investing activities, for the six months ended June 30, 2006 and 2005 was $6.8 and $4.8 million, respectively. The increase in cash used by investing activities was primarily due to increased spending on capital projects partially offset by the sale of short-term investments during the six months ended June 30, 2006.

Cash provided by financing activities.  Cash provided by financing activities, for the six months ended June 30, 2006 and 2005 was $4.1 and $8.3 million, respectively. The decrease in cash flows from financing activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily reflects a decrease in proceeds from the exercise of employee stock options of $6.7 million. Partially offsetting this decrease was the reclassification of tax benefits from stock-based compensation activity as a result of our adoption of SFAS 123R.

Credit Agreement

On July 25, 2006, we entered into the second amendment to our existing credit agreement dated April 2, 2002 which was previously amended on June 4, 2004. The amendment was entered into to allow us to obtain financing outside of the agreement associated with the capital expansion efforts at its Montreal, Quebec location.

The substantive terms and conditions of the amended agreement remain unchanged and provide for $90 million of standby credit through May 31, 2008. We have the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group.

Under the terms of the facility, we, at our option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of our consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At June 30, 2006, there was approximately $1.3 million of standby letters of credit outstanding under the facility, we were in compliance with all covenants, and had a borrowing capacity equal to $88.7 million.

Environmental Matters

We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the six months ended June 30, 2006, we paid $1.1 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS 5, “Accounting for Contingencies.”

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

At June 30, 2006 and December 31, 2005, the amount accrued for future environmental-related costs was $4.6 and $5.6 million, respectively. Of the total amount accrued at June 30, 2006, $2.4 million is expected to be paid out within one year and is included in other accrued liabilities line on the balance sheet. The remaining $2.1 million is recorded in other noncurrent liabilities.

Based on available information, we believes that our share of potential environmental-related costs is in a range from $3.1 to $7.9 million in the aggregate. We have included $1.7 million in our other noncurrent assets for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse us for certain environmental-related costs. We have been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites.

Active Investigative or Cleanup Sites.  We are involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. For the six months ended June 30, 2006, we paid $1.1 million in remediation for this project. We expect to pay an additional $2.3 million over the next twelve months.

Former Ashtabula Extrusion Plant.  Our former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003, the Department of Energy terminated the contract. In September 2005, DOE entered into an agreement with a third party to complete the site remediation, which is expected to be complete by the end of 2006. In December, DOE paid us a settlement sufficient to cover all expenses incurred by the Company as a result of the contract termination. As license holder and owner of the site, we remain present at the site to act as regulatory liaison with the third party remediation contractor. There have been no significant updates to this project during the six months ended June 30, 2006.

Reserve Environmental Services Landfill.  In 1998, we and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, EPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation will be completed in 2006 and 2007. There have been no significant updates to this project during the six months ended June 30, 2006.

New Accounting Standards

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods do not require adjustment under the modified-prospective-transition method.

As we had previously elected the disclosure-only provisions of SFAS 123, the adoption of SFAS 123R had a significant impact on our results of operations and cash flows. Our income before income taxes for the three and six months ended June 30, 2006 were $0.3 and $2.2 million lower, respectively. Our net income for the three and six months ended June 30, 2006 were $0.2 and $1.4 million lower, respectively. In addition, our basic and diluted earnings per share were $0.01 and $0.06 lower for the three and six months ended June 30, 2006, respectively, as a result of the adoption. Compensation cost was $0.8 and $3.0 million for the three and six months ended June 30, 2006 under the provisions of SFAS 123R and we expect stock-based compensation to be approximately $4.0 million for the year ending December 31, 2006. Additional impacts of SFAS 123R are dependent upon levels of share-based awards granted on future dates. SFAS 123R also eliminates the presentation of the contra-equity account, “Deferred Compensation,” from the face of the Consolidated Balance Sheets and the Statement of Shareholders’ Equity which was previously acceptable under APB 25. This resulted in a reclassification of $3.1 million to “Additional Paid-in Capital” at January 1, 2006. The cumulative effect of the adoption of SFAS 123R at January 1, 2006, related to estimates for forfeitures, did not have a material effect on the our operating income, income before income taxes, income from continuing operations, net income or basic and diluted earnings per share for the three and six months ended June 30, 2006.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were $2.9 million lower for the six months ended June 30, 2006. Also, financing cash flows were $2.9 million higher for the six months ended June 30, 2006. While we cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash inflows recognized for such tax deductions were $4.6 million for the year ended December 31, 2005.

In July 2006, the Financial Accounting Standards Board, (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires a two step process in evaluating tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the tax position at the largest amount of benefit that is cumulatively greater than fifty percent likely of being realized upon settlement. We are currently in the process of evaluating the financial impact of adopting FIN 48, which will be effective for the Company on January 1, 2007.

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

The Company’s long-term credit arrangement is based on rates that float with LIBOR based rates or bank prime rates and accordingly, we believe the carrying value approximates fair value. At June 30, 2006, the Company had no outstanding obligations under this credit arrangement.

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

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), Chief Administrative Officer (Principal Financial Officer), and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.

The Company has evaluated its risk factors and determined that there have been no changes to the Company’s risk factors set forth in Part I, Item 1A, in the Form 10-K since the Company filed its Annual Report on Form 10-K, on March 16, 2006 except for the additional risk factor identified below.

The ability to successfully expand our operations in a timely and cost effective manner

We are undertaking two capital expansion projects which will continue through 2007 in connection with recently announced long-term commercial contracts. The ability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations. This growth places a significant demand on management and operational resources. Our success will depend upon the ability of key financial and operational management to ensure the necessary resources are in place to properly execute these expansion projects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

While the Company repurchases shares of Common Stock from time to time, it did not repurchase any shares of Common Stock during the three and six months ended June 30, 2006 or 2005 except for those shares repurchased as part of the executive compensation tax liabilities for shares awarded under the 2004 stock plan. Shares of Common Stock repurchased to satisfy tax liabilities during the six months ended June 30, 2006 and 2005 were 19,571 and 22,458, respectively. The RTI International Metals, Inc. share repurchase program was approved by the Company’s Board of Directors on April 30, 1999. The program authorizes the repurchase of up to $15 million of RTI shares of Common Stock from time to time. There is no expiration date specified for the stock buyback program.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on April 28, 2006. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company’s proxy statement for such meeting.

•	All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

Nominee	For	Withheld

Craig R. Andersson	20,334,736	1,711,540
Daniel I. Booker	21,636,731	409,545
Donald P. Fusilli	20,462,057	1,584,219
Ronald L. Gallatin	20,638,525	1,407,751
Charles C. Gedeon	20,337,472	1,708,804
Robert M. Hernandez	20,403,446	1,642,830
Edith E. Holiday	21,815,254	231,022
John H. Odle	21,622,160	424,116
Timothy G. Rupert	21,635,983	410,293
James A. Williams	21,938,118	108,158

•	The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006 was ratified.

	For	Against	Abstain

Ratification of independent registered public accounting firm	20,818,723	1,222,710	4,843

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: August 4, 2006

By:	/s/ William T. Hull
William T. Hull
Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Procurement Frame Contract between EADS Deutschland GmbH and RTI International Metals, Inc. dated April 26, 2006, filed herewith

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002