Form 10-Q
period 2006-09-30
RTI INTERNATIONAL METALS INC
filed 2006-11-03
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of October 20, 2006 was 22,851,950.

RTI INTERNATIONAL METALS, INC., AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we”, “our” and “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART 1—FINANCIAL STATEMENTS

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$128,855	$80,324	$361,601	$247,056
Cost and expenses:
Cost of sales	81,112	53,681	242,442	170,249
Selling, general and administrative expenses	13,262	12,714	43,394	34,103
Research, technical and product development expenses	288	392	1,133	1,175

Operating income	34,193	13,537	74,632	41,529
Other (expense) income	(71)	66	182	499
Interest income, net	691	269	1,593	659

Income from continuing operations before income taxes	34,813	13,872	76,407	42,687
Provision for income taxes	11,766	5,246	27,491	15,133

Income from continuing operations	23,047	8,626	48,916	27,554
Income from discontinued operations, net of tax provision	—	36	—	87

Net income	$23,047	$8,662	$48,916	$27,641

Basic earnings per share:
Continuing operations	$1.02	$0.38	$2.16	$1.24
Discontinued operations	—	—	—	—

Net income	$1.02	$0.38	$2.16	$1.24

Diluted earnings per share:
Continuing operations	$1.00	$0.38	$2.12	$1.22
Discontinued operations	—	—	—	—

Net income	$1.00	$0.38	$2.12	$1.22

Weighted-average shares outstanding:
Basic	22,689,413	22,526,194	22,628,874	22,251,556

Diluted	23,017,546	22,944,670	23,036,645	22,692,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$76,346	$53,353
Investments	—	2,410
Receivables, less allowance for doubtful accounts of $2,358 and $1,604	75,958	54,212
Inventories, net	237,535	223,394
Deferred income taxes	3,804	3,778
Other current assets	5,415	7,407

Total current assets	399,058	344,554
Property, plant and equipment, net	90,941	80,056
Goodwill	49,129	48,646
Other intangible assets, net	16,475	16,581
Deferred income taxes	5,490	5,451
Intangible pension asset	4,076	4,076
Other noncurrent assets	955	2,387

Total assets	$566,124	$501,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,822	$25,620
Accrued wages and other employee costs	13,151	10,953
Billings in excess of costs and estimated earnings	11,639	13,352
Income taxes payable	6,476	3,367
Deferred income taxes	3	3
Other accrued liabilities	8,486	8,589

Total current liabilities	68,577	61,884
Accrued postretirement benefit cost	21,408	21,070
Accrued pension cost	25,431	25,595
Deferred income taxes	6,269	6,516
Other noncurrent liabilities	6,805	7,034

Total liabilities	128,490	122,099

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,330,193 and 23,131,378 shares issued; 22,851,950 and 22,687,306 shares outstanding	233	231
Additional paid-in capital	284,693	278,690
Deferred compensation	—	(3,078)
Treasury stock, at cost; 478,243 and 444,072 shares	(5,285)	(4,389)
Accumulated other comprehensive loss	(24,233)	(25,112)
Retained earnings	182,226	133,310

Total shareholders’ equity	437,634	379,652

Total liabilities and shareholders’ equity	$566,124	$501,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$48,916	$27,641
Net income from discontinued operations	—	(87)

Net income from continuing operations	48,916	27,554
Adjustment for non-cash items included in net income:
Depreciation and amortization	10,596	9,739
Stock-based compensation and other	3,668	881
Excess tax benefits from stock-based compensation activity	(2,933)	3,812
Loss (gain) on sale of property, plant and equipment	95	(4)
Other	360	(590)
Changes in assets and liabilities:
Receivables	(20,426)	(10,001)
Inventories	(13,903)	(75,166)
Accounts payable	2,198	11,067
Deferred taxes and income taxes payable	6,122	(6,292)
Billings in excess of costs and estimated earnings	(1,695)	7,593
Other current liabilities	1,271	4,461
Other assets and liabilities	3,186	(3,639)

Cash provided (used) by continuing operating activities	37,455	(30,585)
Cash provided by discontinued operating activities	—	79

Cash provided (used) by operating activities	37,455	(30,506)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired, and other investing	—	(290)
Proceeds from disposal of property, plant and equipment	102	5
Proceeds from sale of investments	2,410	—
Capital expenditures	(20,935)	(7,640)

Cash used by investing activities	(18,423)	(7,925)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	2,124	13,387
Excess tax benefits from stock-based compensation activity	2,933	—
Purchase of common stock held in treasury	(896)	(483)

Cash provided by financing activities	4,161	12,904

Effect of exchange rate changes on cash and cash equivalents	(200)	474

Increase (decrease) in cash and cash equivalents	22,993	(25,053)
Cash and cash equivalents at beginning of period	53,353	62,701

Cash and cash equivalents at end of period	$76,346	$37,648

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

	Shares of						Other
	Common		Additional				Comp
	Stock	Common	Paid-in	Deferred	Treasury	Retained	Income/		Comprehensive
	Outstanding	Stock	Capital	Compensation	Stock	Earnings	(Loss)	Total	Income

Balance at December 31, 2005	22,687,306	$231	$278,690	$(3,078)	$(4,389)	$133,310	$(25,112)	$379,652
Shares issued for directors’ compensation	5,904	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	46,860	1	—	—	—	—	—	1
Compensation expense recognized	—	—	3,668	—	—	—	—	3,668
Treasury Stock purchased at cost	(19,871)	—	—	—	(896)	—	—	(896)
Proceeds from exercise of employee options	146,051	1	2,123	—	—	—	—	2,124
Forfeiture of restricted stock awards	(14,300)	—	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	3,290	—	—	—	—	3,290
SFAS 123R reclassification	—	—	(3,078)	3,078	—	—	—	—
Net income	—	—	—	—	—	48,916	—	48,916	$48,916
Adjustment to excess minimum pension liability(a)	—	—	—	—	—	—	103	103	103
Foreign currency translation	—	—	—	—	—	—	776	776	776

Comprehensive income	—	—	—	—	—	—	—	—	$49,795

Balance at September 30, 2006	22,851,950	$233	$284,693	$—	$(5,285)	$182,226	$(24,233)	$437,634

(a)	Charge to minimum pension liability adjustment for the nine months ended September 30, 2006 is net of tax benefits of $64.

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of RTI International Metals, Inc. and its subsidiaries (the “Company” or “RTI”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these financial statements contain all of the adjustments, of a normal and recurring nature considered necessary to state fairly the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Note 2—ORGANIZATION:

The Company is a leading U.S. producer of titanium mill products and fabricated metal components for the global market. The Company is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure on October 1, 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of aerospace, defense and industrial applications. The Titanium Group also produces ferro titanium alloys for steel-making customers and processes and distributes titanium powder. The F&D Group is comprised of companies that fabricate, machine, assemble and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods do not require adjustment under the modified-prospective-transition method.

As the Company had previously elected the disclosure-only provisions of SFAS 123, the adoption of SFAS 123R had a significant impact on our results of operations and cash flows. The Company’s income before income taxes for the three and nine months ended September 30, 2006 were $190 and $2,384 lower, respectively. The Company’s net income for the three and nine months ended September 30, 2006 were $119 and $1,502 lower, respectively. In addition, the Company’s basic and diluted earnings per share were $0.01 and $0.07 lower for the three and nine months ended September 30, 2006, respectively, as a result of the adoption. Compensation cost was $623 and $3,668 for the three and nine months ended September 30, 2006 under the provisions of SFAS 123R and the Company expects stock-based compensation to be approximately $4.3 million for the year ending December 31, 2006. Additional impacts of SFAS 123R are dependent upon levels of share-based awards granted on future dates. SFAS 123R also eliminates the presentation of the contra-equity account, “Deferred Compensation,” from the face of the Consolidated Balance Sheets and the Statement of Shareholders’ Equity which was previously acceptable under APB 25. This resulted in a reclassification of $3,078 to “Additional Paid-in Capital” at January 1, 2006. The cumulative effect of the adoption of SFAS 123R at January 1, 2006, related to estimates for forfeitures, did not have a material effect on the Company’s operating income, income before income taxes, income from continuing operations, net income or basic and diluted earnings per share.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were $2,933 lower for the nine months ended September 30, 2006. Also, financing cash flows were $2,933 higher for the nine months ended September 30, 2006. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash inflows recognized for such tax deductions were $4,592 for the year ended December 31, 2005.

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

Prior to the adoption of SFAS 123R, the Company amortized the expense associated with retirement eligible employees over the explicit vesting period of the award and upon actual retirement would accelerate the remaining expense. SFAS 123R, however, requires the immediate recognition of compensation cost at the grant date of an award for retirement eligible employees. Also, for employees approaching retirement eligibility, amortization of compensation cost is to be recognized over the period from the grant date through the retirement eligibility date. For awards granted prior to the adoption of SFAS 123R, the Company will continue to recognize compensation cost for retirement eligible employees over the explicit vesting period and accelerate any remaining unrecognized

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

compensation cost when an employee retires. For awards granted or modified after the adoption SFAS 123R, compensation expense for retirement eligible employees will be recognized over a period to the date the employee first becomes eligible for retirement. In the event an employee is retirement eligible at the date of grant of an award then the related compensation cost would be immediately recognized. Had the Company applied the provisions of SFAS 123R related to retirement eligible employees for the nine months ended September, 2005, additional compensation cost of $1,105 would have been incurred. No additional compensation costs would have been incurred for the three months ended September 30, 2005.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$8,662	$27,641
Add: Stock-based compensation expense included in reported net income, net of related tax effects	217	554
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(367)	(1,003)

Pro forma net income	$8,512	$27,192

Earnings per share:
Basic - as reported	$0.38	$1.24

Basic - pro forma	$0.38	$1.22

Diluted - as reported	$0.38	$1.22

Diluted - pro forma	$0.37	$1.20

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $623 and $345 for the three months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $231 and $128 for the three months ended September 30, 2006 and 2005, respectively.

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $3,668 and $881 for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $1,357 and $327 for the nine months ended September 30, 2006 and 2005, respectively. There was no compensation cost capitalized in inventory or fixed assets for the nine months ended September 30, 2006 or 2005.

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

	2006	2005

Risk-free interest rate	4.37%	4.00%
Expected dividend yield	0.00%	0.00%
Expected lives (in years)	5.0	6.0
Expected volatility	40.00%	45.00%

A summary of stock option activity under the 2004 plan as of September 30, 2006, and changes during the nine months then ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2005	601,969	$15.04
Granted	71,300	45.09
Forfeited	(11,189)	22.43
Expired	(2,599)	12.36
Exercised	(146,051)	14.54

Outstanding at September 30, 2006	513,430	$19.25	6.50	$12,493

Exercisable at September 30, 2006	330,187	$13.84	5.43	$9,821

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $18.81 and $11.17, respectively. The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2005 was $17.05. There were no stock options granted during the three months ended September 30, 2006. The total intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005 was $59 and $3,721, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $6,517 and $10,852, respectively. As of September 30, 2006, total unrecognized compensation cost related to nonvested stock option awards granted was $782. That cost is expected to be recognized over a weighted-average period of approximately 8 months.

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the three months ended September 30, 2005 was $34.90. There were no restricted stock awards granted during the three months ended September 30, 2006. The weighted-average grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2006 and 2005 was $46.91 and $22.45, respectively.

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2006, and the changes during the nine months then ended, are presented below:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Awards	Shares	per Share

Nonvested at December 31, 2005	199,636	$16.49
Granted	52,764	46.91
Vested	(77,246)	16.38
Forfeited	(14,300)	17.15

Nonvested at September 30, 2006	160,854	26.46

As of September 30, 2006, total unrecognized compensation cost related to nonvested restricted stock awards granted was $2,402. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of restricted stock awards vested during the nine months ended September 30, 2006 and 2005 was $3,659 and$1,579, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $2,124 and $13,387, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the nine months ended September 30, 2006 and 2005 was $896 and $483, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $3,290 and $3,812 for the nine months ended September 30, 2006 and 2005, respectively. The Company has elected to adopt the transition method described in SFAS 123R-3 for determining the windfall tax benefits related to share-based payment awards.

Note 4—INCOME TAXES:

For the nine months ended September 30, 2006, the annual effective rate applied to ordinary income was 37.4%, compared to a rate of 37.0% for the nine months ended September 30, 2005. The rate for both periods differs from the federal statutory rate of 35.0% principally due to state taxes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Management evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results, and enacted tax laws. To the extent that management determines that their annual effective tax rate will vary from the previous quarter’s effective rate, the income tax provision is adjusted.

Inclusive of discrete items, the Company recognized a provision for income taxes of $11,766, or 33.8% of pre-tax income, and $5,246, or 37.8% of pre-tax income, for federal, state, and foreign income taxes for the three months ended September 30, 2006 and 2005, respectively. The decrease in the rate for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to the impact of the beneficial effects of the tax provision to return differences for federal and foreign returns filed during the three months ended September 30, 2006.

Inclusive of discrete items, the Company recognized a provision for income taxes of $27,491 or 36.0% of pre-tax income, and $15,133 or 35.5% of pre-tax income, for federal, state, and foreign income taxes for the nine months ended September 30, 2006 and 2005, respectively. The rate for the nine months ended September 30, 2005 was favorably impacted by a change in Ohio tax law and a change in the Company’s Ohio income tax status. The rate for the nine months ended September 30, 2006 was favorably impacted by the beneficial effects of the tax provision to return differences for federal and foreign returns filed during the period.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and nine months were as follows:

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$23,047	$8,626	$48,916	$27,554
Income from discontinued operations, net of tax provision	—	36	—	87

Net income	$23,047	$8,662	$48,916	$27,641

Denominator:
Basic weighted-average shares outstanding	22,689,413	22,526,194	22,628,874	22,251,556
Effect of diluted securities	328,133	418,476	407,771	440,727

Diluted weighted-average shares outstanding	23,017,546	22,944,670	23,036,645	22,692,283

Basic earnings per share:
Continuing operations	$1.02	$0.38	$2.16	$1.24
Discontinued operations	—	—	—	—

Net income	$1.02	$0.38	$2.16	$1.24

Diluted earnings per share:
Continuing operations	$1.00	$0.38	$2.12	$1.22
Discontinued operations	—	—	—	—

Net income	$1.00	$0.38	$2.12	$1.22

Options to purchase 70,100 shares of Common Stock at an average price of $45.09 have been excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the weighted-average market price of the Company’s Common Stock for the three months ended September 30, 2006. There were no options to purchase shares of Common Stock excluded from the calculation of earnings per share for the three months ended September 30, 2005.

Options to purchase 107,852 shares of Common Stock at an average price of $25.56 have been excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the weighted-average market price of the Company’s Common Stock for the nine months ended September 30, 2005. There were no options to purchase shares of Common Stock excluded from the calculation of earnings per share for the nine months ended September 30, 2006.

Note 6—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 55.1% and 57.4% of the Company’s inventories at September 30, 2006 and December 31, 2005, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

weighted-average cost methods. Inventory costs generally include materials, labor and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	September 30,	December 31,
	2006	2005

Raw materials and supplies	$72,387	$66,533
Work-in-process and finished goods	211,053	195,870
Less: LIFO reserve	(45,905)	(39,009)

Inventories, net	$237,535	$223,394

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

Goodwill

The carrying amount of goodwill attributable to each segment at December 31, 2005 and September 30, 2006 was as follows:

		Translation
	December 31, 2005	Adjustment	September 30, 2006

Titanium Group	$2,591	$—	$2,591
Fabrication & Distribution Group	46,055	483	46,538

Total goodwill	$48,646	$483	$49,129

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

The carrying amount of intangible assets attributable to each segment at December 31, 2005 and September 30, 2006 was as follows:

	December 31,		Translation	September 30,
	2005	Amortization	Adjustment	2006

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	16,581	(603)	497	16,475

Total intangible assets	$16,581	$(603)	$497	$16,475

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $11,639 as of September 30, 2006 and $13,352 as of December 31, 2005. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—OTHER (EXPENSE) INCOME:

Other (expense) income for the three months ended September 30, 2006 and 2005 was $(71) and $66 respectively. Other (expense) income for the nine months ended September 30, 2006 and 2005 was $182 and $499, respectively. Foreign exchange gains from international operations are included in other (expense) income.

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

On August 17, 2006, President Bush signed the Pension Protection Act of 2006 into law. The Company is currently evaluating the effects of this new legislation.

During the nine months ended September 30, 2006, a voluntary contribution of $2.9 million was made to the defined benefit pension plans. The Company may contribute additional amounts during 2006 if the Company determines this to be appropriate.

The cost of the Company’s retiree health care plans (“Other Postretirement Benefits”) is capped at predetermined out-of-pocket spending limits. Retiree health care is available to participants in the defined benefit pension plans. Benefit payments are made from Company assets and are not funded.

The defined benefit pension plan disclosure below includes the Company’s four qualified pension plans, and two non-qualified pension plans. Components of net periodic pension and other postretirement benefit cost for the three and nine months ended September 30 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$509	$550	$1,527	$1,650	$112	$96	$336	$288
Interest cost	1,619	1,592	4,857	4,776	397	410	1,192	1,230
Expected return on plan assets	(2,014)	(1,922)	(6,043)	(5,766)	—	—	—	—
Amortization of prior service cost	208	160	624	480	44	44	131	132
Amortization of unrealized gains and losses	621	510	1,863	1,530	96	93	289	279

Net periodic benefit cost	$943	$890	$2,828	$2,670	$649	$643	$1,948	$1,929

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the nine months ended September 30, 2006, the Company paid $2,278 against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS 5, “Accounting for Contingencies.”

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

At September 30, 2006 and December 31, 2005, the amounts accrued for future environmental-related costs were $3,451 and $5,638, respectively. Of the total amount accrued at September 30, 2006, $1,341 is expected to be paid out within one year and is included in other accrued liabilities on the balance sheet. The remaining $2,109 is recorded in other noncurrent liabilities.

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2,293 to $6,802 in the aggregate. The Company has included $485 and $771 in current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December 2005, the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. For the nine months ended September 30, 2006, the Company paid $2,134 in remediation for this project.

Former Ashtabula Extrusion Plant.  The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. In December 2003 the DOE terminated the contract. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation, which is expected to be complete by the end of 2006. In December 2005, the DOE paid the Company a settlement sufficient to cover all expenses incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remediation contractor. There have been no significant updates to this project during the nine months ended September 30, 2006.

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, the EPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation will be completed in 2006 and 2007. There have been no significant updates to this project during the nine months ended September 30, 2006.

Other Legal Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows or the financial position of the Company.

Note 12—LONG-TERM DEBT:

On July 25, 2006, the Company entered into the second amendment to its existing credit agreement dated April 2, 2002 which was previously amended on September 4, 2004. The amendment was entered into to allow the Company to obtain financing for its capital expansion efforts at its Montreal, Quebec location outside of the credit agreement.

The substantive terms and conditions of the amended agreement remain unchanged and provide for $90 million of standby credit through May 31, 2008. The Company has the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group.

Under the terms of the facility, we, at our option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of our consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At September 30, 2006, there was approximately $1.3 million of standby letters of credit outstanding under the facility, we were in compliance with all covenants, and had a borrowing capacity equal to $88.7 million.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

On August 3, 2006, the Company entered into an interest-free loan agreement which allows for borrowings of up to $5.175 million Canadian dollars. At September 30, 2006 exchange rates, this agreement allows for borrowings of up to $4.6 million U.S. dollars. The Company anticipates utilizing all availability associated with this credit facility over the next twelve months. This loan was obtained through an affiliate of the Canadian government and is to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning twenty-four months following the first disbursement of the loan. The Company had no borrowings outstanding as of September 30, 2006.

Note 13—SEGMENT REPORTING:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales:
Titanium Group	$53,853	$30,155	$154,040	$92,978
Intersegment sales	40,789	23,296	105,647	66,346

Total Titanium Group net sales	94,642	53,451	259,687	159,324
Fabrication & Distribution Group	75,002	50,169	207,561	154,078
Intersegment sales	1,290	1,714	4,600	3,754

Total Fabrication & Distribution Group net sales	76,292	51,883	212,161	157,832
Eliminations	42,079	25,010	110,247	70,100

Total consolidated net sales	$128,855	$80,324	$361,601	$247,056

Operating income:
Titanium Group before corporate allocations	$26,066	$13,292	$59,714	$34,829
Corporate allocations	(1,657)	(2,372)	(6,474)	(5,153)

Total Titanium Group operating income	24,409	10,920	53,240	29,676
Fabrication & Distribution Group before corporate allocations	13,507	6,399	33,883	21,765
Corporate allocations	(3,723)	(3,782)	(12,491)	(9,912)

Total Fabrication & Distribution Group operating income	9,784	2,617	21,392	11,853

Total consolidated operating income	$34,193	$13,537	$74,632	$41,529

Income from continuing operations before income taxes:
Titanium Group	$24,809	$11,070	$54,235	$30,284
Fabrication & Distribution Group	10,004	2,802	22,172	12,403

Total consolidated income from continuing operations before income taxes	$34,813	$13,872	$76,407	$42,687

	September 30,	December 31,
	2006	2005

Assets:
Titanium Group	$228,642	$230,477
Fabrication & Distribution Group	270,946	231,658
General corporate assets	66,536	39,616

Total consolidated assets	$566,124	$501,751

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 14—DISCONTINUED OPERATIONS:

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

In December 2005, the Company declared its operations located in Ashtabula, Ohio operating under the name of RMI Environmental Services (“RMIES”) and Earthline Technologies (“Earthline”) as discontinued operations. Both operations had been reported within the Titanium reportable segment. The operating results of both business units for the three and nine months ended September 30, 2005, as summarized below have been reclassified and are presented as discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net sales	$843	$2,638
Income before income taxes	58	140
Provision for income taxes	(22)	(53)

Net income from discontinued operations	$36	$87

Note 15—NEW ACCOUNTING STANDARDS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). The Company adopted SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items — if abnormal — be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the costs of conversion based upon the normal capacity of the production facilities. The adoption of this Statement did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. The Company is currently evaluating the impact of this statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 are effective as of the end of the fiscal year ending December 31, 2006. The Company is currently evaluating the impact of the provisions of SFAS 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

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

We recognized income from continuing operations for the three months ended September 30, 2006 of $23.0 million, or $1.00 per diluted share, on sales of $128.9 million, compared with income from continuing operations of $8.6 million or $0.38 per diluted share, on sales of $80.3 million for the three months ended September 30, 2005. We recognized income from continuing operations for the nine months ended September 30, 2006 of $48.9 million, or $2.12 per diluted share, on sales of $361.6 million, compared with income from continuing operations of $27.6 million or $1.22 per diluted share, on sales of $247.1 million for the nine months ended September 30, 2005. Our increased sales and profitability as compared to the same period in the prior year was driven primarily by the continued strong demand from the aerospace market for our titanium products across both of our operating segments.

Discontinued Operations

Our historical financial statements were impacted by the discontinuance of two business units during 2005. These businesses have been accounted for in accordance with Statement of Financial Accounting Standards

(“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in our Consolidated Statements of Operations as discontinued operations, net of tax, and all footnotes have been reclassified. The operating results of these two business units included net sales of $0.8 and $2.6 million and net income of $36 and $87 thousand in the three and nine months ended September 30, 2005, respectively. As these business units were discontinued in 2005, there was no impact to our operating results for the three and nine months ended September 30, 2006.

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

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2006 and 2005 are summarized in the following table:

	Three Months Ended
	September 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$53.9	$30.1	$23.8	79.1%
Fabrication & Distribution Group	75.0	50.2	24.8	49.4%

Total consolidated net sales	$128.9	$80.3	$48.6	60.5%

The increase in the Titanium Group’s net sales was primarily due to an increase in trade shipments of 0.5 million pounds as compared to the same period in the prior year coupled with an increase in average selling prices of 57%. The increase in net sales was principally driven by continued strong demand from the aerospace markets.

The increase in the F&D Group’s net sales was primarily the result of continued increased demand from aerospace customers in most of the Group’s businesses and product lines as well as increased selling prices. This additional demand led to an increase of $15.9 million from the segment’s North American locations and an increase of $8.9 million through European outlets.

Gross Profit.  Gross profit for our reportable segments, for the three months ended September 30, 2006 and 2005 are summarized in the following table:

	Three Months Ended
	September 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$28.1	$14.5	$13.6	93.8%
Fabrication & Distribution Group	19.6	12.1	7.5	62.0%

Total consolidated gross profit	$47.7	$26.6	$21.1	79.3%

Gross profit for the Titanium Group improved by $13.6 million primarily due to a $16.4 increase in the volume of mill product shipments coupled with increases in average selling prices, partially offset by increased raw material costs.

Gross profit increased at the F&D Group as a result of the increased volumes from both domestic and international markets as well as increased selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for our reportable segments, for the three months ended September 30, 2006 and 2005 are summarized in the following table:

	Three Months Ended
	September 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$3.4	$3.3	$0.1	3.0%
Fabrication & Distribution Group	9.9	9.4	0.5	5.3%

Total consolidated SG&A expenses	$13.3	$12.7	$0.6	4.7%

Total SG&A expenses increased primarily due to an increase in stock-based compensation expense of $0.3 million associated with the accounting impact of the adoption of FAS 123R. The remaining increase related to salaries, incentives and other administrative expenses which were substantially offset by a decrease in audit, tax and accounting fees as compared to the same period in the prior year.

Research, Technical and Product Development Expenses.  Research, technical and product development expenses (“R&D”) was $0.3 and 0.4 million for the three months ended September 30, 2006 and 2005, respectively.

Operating Income.  Operating income for our reportable segments, for the three months ended September 30, 2006 and 2005 are summarized in the following table:

	Three Months Ended
	September 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$24.4	$10.9	$13.5	123.9%
Fabrication & Distribution Group	9.8	2.6	7.2	276.9%

Total operating income	$34.2	$13.5	$20.7	153.3%

Operating income for the Titanium Group increased by $13.5 million primarily due to an increase in volumes and average selling prices for mill products.

Operating income for the F&D Group increased by $7.2 million primarily due to a gross profit increase of $7.5 million as a result of strong volumes and increased selling prices from both domestic and international markets compared to the same period in the prior year. Increased SG&A costs in the current year reduced operating income by $0.5 million as compared to the same period in the prior year.

Other (Expense) Income.  Other income for the three months ended September 30, 2006 and 2005 was $(0.1) and $0.1 million, respectively. Foreign exchange gains from international operations are included in other (expense) income.

Interest Income, net.  Interest income, net for the three months ended September 30, 2006 and 2005 was $0.7 and $0.3 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances coupled with higher cash balances as compared to the same period in the prior year.

Income Tax Expense.  We recognized a provision for income taxes of $11.8 million, or 33.8% of pre-tax income, and $5.2 million, or 37.8% of pre-tax income, for federal, state and foreign income taxes for the three months ended September 30, 2006 and 2005, respectively. The decrease in the rate for the three months ended September 30, 2006 compared to September 30, 2005 was primarily attributable to the impact of the beneficial effects from the tax provision to return differences for federal and foreign returns filed during the three months ended September 30, 2006.

Income from Discontinued Operations.  Income from discontinued operations was $36 thousand for the three months ended September 30, 2005. The operations related to RMI Environmental Services and Earthline Technologies were discontinued in December 2005 and had no activity for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2006 and 2005 are summarized in the following table:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$154.0	$93.0	$61.0	65.6%
Fabrication & Distribution Group	207.6	154.1	53.5	34.7%

Total consolidated net sales	$361.6	$247.1	$114.5	46.3%

The increase in the Titanium Group’s net sales was primarily due to an increase in trade shipments of 2.0 million pounds as compared to the same period in the prior year, coupled with an increase in average selling prices of 55%. The increase in net sales was principally driven by continued strong in demand from the aerospace markets.

The increase in the F&D Group’s net sales was primarily the result of increased demand from aerospace customers in most of the Group’s businesses and product lines as well as increased selling prices. This additional demand led to an increase of $38.6 million from the segment’s North American locations and increases of $14.9 million through European outlets.

Gross Profit.  Gross profit for our reportable segments, for the nine months ended September 30, 2006 and 2005 are summarized in the following table:

	Nine Months Ended
	September 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$65.8	$39.0	$26.8	68.7%
Fabrication & Distribution Group	53.4	37.8	15.6	41.3%

Total consolidated gross profit	$119.2	$76.8	$42.4	55.2%

Gross profit for the Titanium Group increased by $26.8 million primarily due to an increase in the volume of mill product shipments coupled with increases in average selling prices, partially offset by increased raw material costs, lower sales volumes on ferro titanium and higher ferro titanium raw material costs.

Gross profit increased at the F&D Group primarily as a result of the increased volumes from domestic and international fabrication and distribution markets as well as increased selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for our reportable segments, for the nine months ended September 30, 2006 and 2005 are summarized in the following table:

	Nine Months Ended
	September 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$11.4	$8.2	$3.2	39.0%
Fabrication & Distribution Group	32.0	25.9	6.1	23.6%

Total consolidated SG&A expense	$43.4	$34.1	$9.3	27.3%

Total SG&A expenses increased as a result of several factors including an increase in stock-based compensation expense of $2.7 million associated with the accounting impact of the adoption of FAS 123R and an increase of $1.4 million in consulting and administrative costs primarily associated with our efforts in integrating the October 2004 acquisition of Claro Precision, Inc. The remaining increase relates to increased costs incurred related to salaries, incentives, professional fees and other administrative expenses as compared to the same period in the prior year.

Research, Technical and Product Development Expenses.  Research, technical and product development expenses (“R&D”) was $1.1 and 1.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Operating Income.  Operating income for our reportable segments, for the nine months ended September 30, 2006 and 2005 are summarized in the following table:

	Nine Months Ended
	September 30,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$53.2	$29.7	$23.5	79.1%
Fabrication & Distribution Group	21.4	11.8	9.6	81.4%

Total operating income	$74.6	$41.5	$33.1	79.8%

Operating income for the Titanium Group increased by $23.5 million primarily due to a $29.5 million increase in volumes and average selling prices for mill products offset by lower volumes and profitability on ferro titanium sales as compared to the same period in the prior year. Increased SG&A costs in the current year reduced operating income by $3.2 million as compared to the same period in the prior year.

Operating income for the F&D Group increased by $9.6 million primarily due to an increase in the gross profit of $15.6 million as a result of strong volumes and increased selling prices from both domestic and international markets as compared to the same period in the prior year. Increased SG&A costs in the current year reduced operating income by $6.1 million as compared to the same period in the prior year.

Other (Expense) Income.  Other (expense) income for the nine months ended September 30, 2006 and 2005 was $0.2 and $0.5 million, respectively. Foreign exchange gains from international operations are included in other (expense) income.

Interest Income, net.  Interest income, net for the nine months ended September 30, 2006 and 2005 was $1.6 and $0.7 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances. The increase in returns was partially offset by a lower cash balance as compared to the same period in the prior year.

Income Tax Expense.  We recognized a provision for income taxes of $27.5 million, or 36.0% of pre-tax income, and $15.1 million, or 35.5% of pre-tax income, for federal, state and foreign income taxes for the nine months ended September 30, 2006 and 2005, respectively The rate for the nine months ended September 30, 2005 was favorably impacted by a change in Ohio tax law and a change in the Company’s Ohio income tax status. The rate for the nine months ended September 30, 2006 was favorably impacted by the beneficial effects of the tax provision to return differences for federal and foreign returns filed during the period.

Income from Discontinued Operations.  Income from discontinued operations was $87 thousand for the nine months ended September 30, 2005. The operations related to RMI Environmental Services and Earthline Technologies were discontinued in December 2005 and had no activity for the nine months ended September 30, 2006.

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

We have begun two expansion projects in connection with our recently announced long-term commercial contracts, identified above. The first set of investments, totaling approximately $35 million, consists of additions to the Company’s melting and forging capabilities primarily at our Canton and Niles, Ohio facilities. This project will enhance both flexibility and raw capacity in our mill product operations in support of our expanded supply relationship with Airbus, as well as other growing market demand. Completion is expected between the third quarter of 2007 and the second quarter of 2008.

The second project, totaling approximately $43 million, will support the Company’s growing value-added opportunities, including the previously announced contracts to supply machined components to Kawasaki Heavy Industries and Fuji Heavy Industries for their portion of the Boeing 787 program. Investments will include expanded conditioning capabilities in our extrusion operations and additional machining capacity at our Houston, Texas and Montreal, Quebec facilities.

These projects are expected to be available for production by the end of 2007. Approximately half of the expenditures will occur this year, boosting our 2006 capital spending to approximately $42 million.

Backlog.  Our order backlog for all markets increased to approximately $519 million as of September 30, 2006, up from $450 million at December 31, 2005. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multi-years for a variety of programs that are not included into backlog until a specific release into production or firm delivery has been established.

Liquidity and Capital Resources

On August 3, 2006, we entered into an interest-free loan agreement which allows for borrowings of up to $5.175 million Canadian dollars. At September 30, 2006 exchange rates, this agreement allows for borrowings of up to $4.6 million U.S. dollars. We anticipate utilizing all availability associated with this credit facility over the next twelve months. This loan was obtained through an affiliate of the Canadian government and is to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal and consecutive monthly payments beginning twenty-four months following the first disbursement of the loan. We have no borrowings outstanding as of September 30, 2006.

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

Cash provided (used) by operating activities.  Cash provided (used) by operating activities for the nine months ended September 30, 2006 and 2005 was $37.5 and $(30.5) million, respectively. The increase in net cash flows from operating activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily reflects an increase in our profitability, largely attributable to increased demand for product in both our Titanium and our F&D Group coupled with increased prices. Also, contributing to the increase was the impact of our improvement in working capital as compared to the same period in the prior year which was partially offset by a reclassification of tax benefits from stock-based compensation activity as a result of our adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. This requirement reduced net operating cash flows and increased net financing inflows by $2.9 million for the nine months ended September 30, 2006.

Cash used by investing activities.  Cash used by investing activities, for the nine months ended September 30, 2006 and 2005 was $18.4 and $7.9 million, respectively. The increase in cash used by investing activities was primarily due to increased spending on capital projects partially offset by the sale of short-term investments during the nine months ended September 30, 2006.

Cash provided by financing activities.  Cash provided by financing activities, for the nine months ended September 30, 2006 and 2005 was $4.2 and $12.9 million, respectively. The decrease in cash flows from financing activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily reflects a decrease in proceeds from the exercise of employee stock options of $11.3 million. Partially offsetting this decrease was the reclassification of tax benefits from stock-based compensation activity as a result of our adoption of SFAS 123R.

Commercial Commitments

The following is an update of the Company’s commercial commitments as of September 30, 2006 which were previously reported in the Company’s December 31, 2005 Form 10-K:

	Commercial Commitments
	Amount of Commitment Expiration per Period
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total

Long-term supply agreements(1)	$20,629	$121,015	$22,011	$22,011	$22,011	$44,022	$251,699
Purchase obligations(2)	13,262	11,095	—	—	—	—	24,357
Standby letters of credit(3)	—	165	1,155	—	—	—	1,320

Total commercial commitments	$33,891	$132,275	$23,166	$22,011	$22,011	$44,022	$277,376

(1)	Amounts represent commitments for which contractual terms exceed twelve months.

(2)	Amounts primarily represent purchase commitments under purchase orders.

(3)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

Credit Agreement

On July 25, 2006, we entered into the second amendment to our existing credit agreement dated April 2, 2002 which was previously amended on September 4, 2004. The amendment was entered into to allow us to obtain financing outside of the agreement associated with the capital expansion efforts at its Montreal, Canada location.

The substantive terms and conditions of the amended agreement remain unchanged and provide for $90 million of standby credit through May 31, 2008. We have the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group.

Under the terms of the facility, we, at our option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of our consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At September 30, 2006, there was approximately $1.3 million of standby letters of credit outstanding under the facility, we were in compliance with all covenants, and had a borrowing capacity equal to $88.7 million.

Environmental Matters

We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the nine months ended September 30, 2006, we paid $2.3 million for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS 5, “Accounting for Contingencies.”

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

At September 30, 2006 and December 31, 2005, the amount accrued for future environmental-related costs was $3.5 and $5.6 million, respectively. Of the total amount accrued at September 30, 2006, $1.3 million is expected to be paid out within one year and is included in other accrued liabilities line on the balance sheet. The remaining $2.1 million is recorded in other noncurrent liabilities.

Based on available information, we believe that our share of possible environmental-related costs is in a range from $2.3 to $6.8 million in the aggregate. We have included $0.5 and $0.8 million in current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse us for certain environmental-related costs. We have been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites.

Active Investigative or Cleanup Sites.  We are involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. For the nine months ended September 30, 2006, we paid $2.1 million in remediation for this project.

Former Ashtabula Extrusion Plant.  Our former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003, the Department of Energy terminated the contract. In September 2005, DOE entered into an agreement with a third party to complete the site remediation, which is expected to be complete by the end of 2006. In December, DOE paid us a settlement sufficient to cover all expenses incurred by the Company as a result of the contract termination. As license holder and owner of the site, we remain present at the site to act as regulatory liaison with the third party remediation contractor. There have been no significant updates to this project during the nine months ended September 30, 2006.

Reserve Environmental Services Landfill.  In 1998, we and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, EPA issued a consent decree to RES and it appears final design will occur in 2006 and remediation will be completed in 2006 and 2007. There have been no significant updates to this project during the nine months ended September 30, 2006.

New Accounting Standards

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods do not require adjustment under the modified-prospective-transition method.

As we had previously elected the disclosure-only provisions of SFAS 123, the adoption of SFAS 123R had a significant impact on our results of operations and cash flows. Our income before income taxes for the three and nine months ended September 30, 2006 were $0.2 and $2.4 million lower, respectively. Our net income for the three and nine months ended September 30, 2006 were $0.1 and $1.5 million lower, respectively. In addition, our basic and diluted earnings per share were $0.01 and $0.07 lower for the three and nine months ended September 30, 2006, respectively, as a result of the adoption. Compensation cost was $0.6 and $3.7 million for the three and nine months ended September 30, 2006 under the provisions of SFAS 123R and we expect stock-based compensation to be approximately $4.3 million for the year ending December 31, 2006. Additional impacts of SFAS 123R are dependent upon levels of share-based awards granted on future dates. SFAS 123R also eliminates the presentation of the contra-equity account, “Deferred Compensation,” from the face of the Consolidated Balance Sheets and the Statement of Shareholders’ Equity which was previously acceptable under APB 25. This resulted in a reclassification of $3.1 million to “Additional Paid-in Capital” at January 1, 2006. The cumulative effect of the adoption of SFAS 123R at January 1, 2006, related to estimates for forfeitures, did not have a material effect on our operating income, income before income taxes, income from continuing operations, net income or basic and diluted earnings per share for the three and nine months ended September 30, 2006.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were $2.9 million lower for the nine months ended September 30, 2006. Also, financing cash flows were $2.9 million higher for the nine months ended September 30, 2006. While we cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash inflows recognized for such tax deductions were $4.6 million for the year ended December 31, 2005.

In July 2006, Financial Accounting Standards Board, (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects take on a tax return. FIN 48 is effective in the first quarter of 2007. The Company is currently evaluating the impact of this statement.

In September 2006, the, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position.. The provisions of SFAS 158 are effective as of the end of the fiscal year ending December 31, 2006. We are currently evaluating the impact of the provisions of SFAS 158.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157.

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

The Company’s long-term credit arrangement is based on rates that float with LIBOR based rates or bank prime rates and accordingly, we believe the carrying value approximates fair value. At September 30, 2006, the Company had no outstanding obligations under this credit arrangement.

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

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), Chief Administrative Officer (Principal Financial Officer), and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors set forth in Part I, Item 1A, in the Form 10-K since the Company filed its Annual Report on Form 10-K, on March 16, 2006 except for the additional risk factor identified below.

The ability to successfully expand our operations in a timely and cost effective manner

We are undertaking two capital expansion projects which will continue through 2007 in connection with recently announced long-term commercial contracts. Any inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations. This growth places a significant demand on management and operational resources. Our success will depend upon the ability of key financial and operational management to ensure the necessary resources are in place to properly execute these expansion projects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

While the Company repurchases shares of Common Stock from time to time, it did not repurchase any shares of Common Stock during the three and nine months ended September 30, 2006 or 2005 except for those shares repurchased as part of the executive compensation tax liabilities for shares awarded under the 2004 stock plan. Shares of Common Stock repurchased to satisfy tax liabilities during the nine months ended September 30, 2006 and 2005 were 19,871 and 22,458, respectively. The RTI International Metals, Inc. share repurchase program was approved by the Company’s Board of Directors on April 30, 1999. The program authorizes the repurchase of up to $15 million of RTI shares of Common Stock from time to time. There is no expiration date specified for the stock buyback program.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: November 3, 2006

By:	/s/ William T. Hull
William T. Hull
Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Offer of loan by and among RTI-Claro, Inc., as borrower and Investissement Quebec, dated August 3, 2006, filed herewith.
10.2	Second Amendment to Revolving Credit and Letter of Credit Issuance Agreement by and among RTI International Metals, Inc., as borrower and PNC Bank, National Association as administrative agent; National City Bank of Pennsylvania and Comerica Bank as documentation co-agents, dated July 25, 2006, filed herewith.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002