Form 10-K
period 2006-12-31
RTI INTERNATIONAL METALS INC
filed 2007-02-28
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,252 million as of June 30, 2006. The closing price of the Corporation’s common stock (“Common Stock”) on June 30, 2006, as reported on the New York Stock Exchange was $55.84.

The number of shares of Common Stock outstanding at February 9, 2007 was 22,975,618.

Documents Incorporated by Reference:

Selected Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.	Business

The Company

RTI International Metals, Inc. (the “Company” or “RTI”) is a leading U.S. producer of titanium mill products and fabricated metal components for the global market. The Company is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. The titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate and sheet. The Titanium Group also produces ferro titanium alloys for steel-making customers and processes and distributes titanium powder. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

On October 1, 2004, RTI acquired all of the stock of Claro Precision, Inc. (“Claro”) of Montreal, Quebec, Canada. Claro is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry. The purchase was made with available cash on hand and newly issued common stock. The results of operations are included in the quarter beginning October 1, 2004 (date of purchase). Claro operates and reports under the Company’s F&D Group.

Industry Overview

Titanium is one of the newest specialty metals. Its physical characteristics include a high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Historically, a majority of the U.S. titanium industry’s output has been used in aerospace applications. However, in recent years similar significant quantities of the industry’s output are used in non-aerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, consumer products and non-aerospace military applications such as armor protection.

Historically, the cyclical nature of the aerospace and defense industries has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. The U.S. titanium industry’s reported shipments were approximately 42 million pounds in 2004, 53 million pounds in 2005, and are estimated to be approximately 65 million pounds in 2006. Due to continuing strong demand from all major market segments, the U.S. titanium industry’s shipments in 2007 are estimated to increase over 2006 levels.

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

Commercial Aerospace

The Company’s sales to the commercial aerospace market were approximately 45% of total sales in 2006 compared to 42% in 2005 and 35% in 2004. Growth in this market is the result of increased world-wide air travel, driving increased plane production, and increased usage of titanium in new aircraft design. According to Aerospace Market News, the leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 4,988 aircraft on order at the end of 2006, a 25% increase from the prior year. The backlog represents more than five years of production at current build rates.

Aerospace Market News reported that 1,892 new orders for large commercial airlines were placed with Airbus and Boeing combined. Deliveries of large commercial aircraft by Airbus and Boeing totaled 831 in 2006, 668 in 2005, and 605 in 2004. According to The Airline Monitor forecast deliveries of large commercial jets to airlines are predicted to reach 925 aircraft in 2007, 1,037 aircraft in 2008, and 1,086 aircraft in 2009.

Airbus is now producing the largest commercial aircraft, the A380, and Boeing has launched the 787. Airbus has also announced the launch of another new aircraft, the A350XWB, to compete with Boeing’s 787 models. All three of these new aircraft will use substantially more titanium per aircraft than the preceding models. The A380 is scheduled to go into service in early 2008. One version of the 787 is expected to go into service in 2008 and two other models in 2010. The A350XWB is expected to go into service in 2013. As production of these new aircraft increases, the demand for titanium is expected to grow to levels significantly above previous peak markets for commercial aerospace applications.

According to Airbus, Boeing, and other industry forecast sources, the long term outlook for this segment is approximately 21,860 large jets and 4,000 regional jets over the next 20 years as new and replacement aircraft will be required to support the expected demand of increased passenger and freight traffic.

Defense

Defense markets represented approximately 32% of RTI’s revenues in 2006. Military aircraft make extensive use of titanium and specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F/A-22, F/A-18, F-15, Joint Strike Fighter (“JSF”), and in Europe, the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the C-17 and A400m also use significant quantities of these metals.

The Joint Strike Fighter is set to become the fighter for the 21st Century with expected production exceeding 2,600 aircraft over the life of the program. In 2002, RTI was awarded a five-year contract from Lockheed Martin, the prime contractor for the JSF, to be the supplier of certain titanium products including sheet and plate for the systems design and development phase of the program. The first deliveries of the JSF are expected to begin in 2008.

In addition to aerospace defense requirements, there are numerous applications now using titanium on ground vehicles for both its armor protection and its lightweight properties to enhance mobility. An example of this is the titanium Howitzer program which began full rate production in 2005 for 495 units. RTI is the principal titanium supplier for the Howitzer under a contract to BAE Systems over the next four years.

Military demand is expected to remain at high levels in 2007 due to strong defense budgets and significant hardware purchases by the U.S. Government and European nations.

Industrial & Consumer

Industrial & Consumer markets provided approximately 23% of RTI’s revenue in 2006, consisting of shipments to the energy sector from the F&D Group and continued shipments of ferro titanium to the steel industry from the Titanium Group.

Infrastructure growth in developing nations, such as China and India has stimulated increased demand from the Chemical Process Industry (“CPI”) for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants.

In the energy sector, the demand for RTI’s products for oil and gas extraction, including deepwater exploration and production increased in 2006. This demand is expected to grow over the next several years as a consequence of further development of energy from deepwater and difficult-to-reach locations around the globe.

RTI Energy was selected by BP to provide titanium stress joints for its Shah Deniz project located in the Caspian Sea, Azerbaijan. This project was delivered complete in 2006. Titanium was chosen for its strength, flexibility, and corrosion resistance to deal with the strong ocean currents in the development field.

Titanium is being used extensively in the consumer market for orthopedic implants in hip and knee replacements, and for sporting goods such as golf clubs, tennis racquets, and other diverse applications including eyeglass frames and architectural structures around the world.

Products and Segments

The Company’s products are produced and marketed by two operating segments: (1) the Titanium Group and (2) the F&D Group.

Titanium Group

The Titanium Group’s products consist primarily of titanium mill products and ferro titanium alloys (for use in steel and other industries). Its titanium products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and related jet engines. These products are fabricated into parts and utilized in aircraft structural sections such as landing gear parts, fasteners, tail sections, wing support and carry-through structures, and various engine components including rotor blades, vanes and discs, rings and engine cases.

The mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace, defense, and industrial and consumer markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. Approximately 43% of titanium mill products in 2006, compared to 42% in 2005, were sold to the Company’s F&D Group where value-added services such as those mentioned above are performed for ultimate shipment of parts to the customer. The Titanium Group also processes and distributes titanium powders.

The remainder of the Group’s revenue comes from the sale of ferro alloys to the steel industry.

Fabrication & Distribution Group

The F&D Group consists primarily of businesses engaged in the fabrication and distribution of titanium mill products and other specialty metals such as stainless steel and nickel-based alloys in 15 locations, principally in the United States, Europe, and Canada.

The Company owns and operates a number of distribution facilities with domestic and international locations. These facilities stock titanium and specialty metal mill products to fill customer needs for smaller quantity and quick delivery requirements from inventory. These facilities also provide cutting, machining and light fabrication services. In addition, four locations: St. Louis, Missouri; Los Angeles, California; Birmingham, England; and Villette, France; operate significant stocking and cut-to-size programs designed to meet the needs of commercial aerospace, defense, and industrial and consumer customers for multi-year requirements. The RTI Europe business unit operates distribution facilities in Europe which stock and deliver cut-to-size titanium products and other specialty metals. An example of this is the agreement with Airbus awarded to RTI in 2006 to provide value-added flat-rolled titanium products for their commercial and military aircraft programs through 2015.

Fabricated products include seamless and welded pipe, engineered tubular products, and assemblies and extrusions for oil and gas extraction and production. Fabricated products also include hot formed and superplastically formed parts, machined, assembled, cut parts, and extruded shapes for aerospace and defense applications as noted below. As an example, RTI won agreements with Fuji Heavy Industries, Ltd. and Kawasaki Heavy Industries, Ltd. awarded to RTI in 2006 to provide extruded and machined structural component parts for the Boeing 787 program through 2011. These agreements are discussed under the “Outlook” section of Management’s Discussion and Analysis.

In 2004, RTI expanded its capability to offer precision machining and complex assemblies for the aerospace and defense sector through its acquisition of Claro, located in Montreal, Canada.

The Energy unit, located in Houston, Texas, specializes in oil and gas systems engineering and manufacturing services. Their strength lies in integrating traditional materials with titanium into engineered solutions using advanced design and manufacturing technologies available. RTI Energy fabricates components such as connectors, sub-sea manifolds and riser systems, stress joints, and keel joints.

When titanium products and fabrications are involved in a project, the Titanium Group and the F&D Group coordinate their varied capabilities to provide the best solution for a customer. An example is RTI’s Howitzer program. The Titanium Group is providing the titanium mill products to the F&D Group, which in turn is providing extrusions, hot formed parts, and machined components that are packaged as a kit at RTI’s operation in the UK and sent to BAE Systems for final assembly. This contract was awarded to RTI in 2005 for delivery over the next four years.

The amount of net sales and percentage of the Company’s consolidated net sales from continuing operations represented by each Group during each of the years beginning in 2004 were as follows:

	2006		2005		2004
(dollars in millions)	$	%	$	%	$	%

Titanium Group(1)(2)	$204.9	40.5%	$130.2	37.5%	$48.7	23.2%
Fabrication & Distribution Group(2)	300.5	59.5%	216.7	62.5%	161.0	76.8%

Total consolidated net sales	$505.4	100.0%	$346.9	100.0%	$209.7	100.0%

Operating income (loss) from continuing operations and the percentage of consolidated operating income (loss) contributed by each Group during each of the years beginning in 2004 were as follows:

	2006		2005		2004
(dollars in millions)	$	%	$	%	$	%

Titanium Group(2)	$78.5	68.1%	$40.8	72.8%	$(11.1)	76.0%
Fabrication & Distribution Group(2)	36.8	31.9%	15.3	27.2%	(3.5)	24.0%

Total consolidated operating income (loss)	$115.3	100.0%	$56.1	100.0%	$(14.6)	100.0%

The amount of the Company’s total consolidated assets identified with each Group as of December 31 were as follows:

(in millions)	2006	2005

Titanium Group	$228.3	$230.5
Fabrication & Distribution Group	294.4	231.7
General Corporate(3)	121.2	39.6

Total consolidated assets	$643.9	$501.8

(1)	Excludes $152 million, $96 million and $57 million of intercompany sales primarily to the F&D Group in 2006, 2005 and 2004, respectively.

(2)	Excludes the effect of discontinued operations in both current and prior years.

(3)	Consists primarily of unallocated cash, short term investments and deferred tax assets.

RTI Sales by Market

	2006	2005	2004

Commercial Aerospace	45%	42%	35%
Defense	32%	27%	29%
Industrial and Consumer	23%	31%	36%

Exports

The majority of the Company’s exports consist of titanium mill products and extrusions used in aerospace markets. Also, significant exports to energy market customers are beginning to occur as deepwater oil and gas exploration increases. The Company’s export sales were 22%, 19%, and 21% of net sales for the years ended December 31, 2006, 2005, and 2004, respectively. Such sales were made primarily to the European market where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. dollars, which minimizes exposure to foreign currency fluctuations. For further information about geographic areas, see Note 12, “Segment Reporting” to the consolidated financial statements included in this report.

The Company supplies flat-rolled titanium alloy mill products to the European market through RTI Europe, the Company’s network of European distribution companies, which secures contracts to furnish mill products to the major European aerospace manufacturers. To enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet. In 2000, RTI purchased the remaining 60% of Reamet. In addition, the Company expanded its operations in the United Kingdom to include a distribution and service facility in Birmingham, England. RTI, through its French subsidiary, Reamet, was chosen by Airbus in 2006 as a major supplier of titanium flat-rolled products through 2015.

Backlog

The Company’s order backlog for all market segments increased 34.7% to $606 million as of December 31, 2006, up from $450 million at December 31, 2005. Of the backlog at December 31, 2006, approximately $498 million is likely to be realized in 2007. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous requirement contracts that extend multiple years for a variety of programs that are not included in backlog until a specific release into production or a firm delivery date has been established.

Raw Materials

The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and alloying agents. RTI acquires its raw materials from a number of domestic and foreign suppliers under long-term contracts and other negotiated transactions. The majority of sponge requirements are sourced from foreign suppliers. Requirements for sponge, scrap, and alloys vary depending upon the volume and mix of final products. The Company’s cold-hearth melting facility permits the Company flexibility to consume a wider range of metallics in its primary melting facility thus reducing the need for purchased titanium sponge. Based on the current levels of customer demand, current production schedules, and the level of inventory on hand, the Company estimates its purchases of sponge, scrap, and alloys will increase during 2007.

The Company currently has supply agreements for raw materials. These contracts are with suppliers located in Japan and Kazakhstan and allow the Company to purchase certain quantities of raw materials at negotiated prices. These contracts are based upon fixed or variable price provisions and expire at various periods up through 2016. In addition, the Company makes spot purchases of raw materials from other sources. While the Company believes it has adequate sources of supply for titanium sponge, scrap, alloying agents, and other raw materials, it continually monitors its raw material supply status.

Companies in the F&D Group obtain the majority of their titanium mill product requirements from the Titanium Group. These transactions are priced at amounts approximating arm’s length prices. Other metallic requirements are generally sourced from the best available producer at competitive market prices.

Competition and Other Market Factors

The titanium metals industry is highly competitive on a worldwide basis. Titanium competes with other materials of construction, including certain stainless steel, nickel-based high temperature, and corrosion resistant alloys and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry. It would either need to acquire intermediate product from an existing source or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end use applications, especially in aerospace, require rigorous testing and approvals prior to purchase which would require a significant investment of time and capital coupled with extensive technical expertise.

The aerospace consumers of titanium products tend to be highly concentrated. Boeing, Airbus and Lockheed Martin manufacture airframes. General Electric, Pratt & Whitney, and Rolls Royce build jet engines. Through the direct purchase from these companies and their family of specialty subcontractors, they account for a majority of aerospace products for large commercial aerospace and defense applications.

Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe, and China. RTI participates directly in the titanium mill product business primarily through its Titanium Group. The Company’s principal competitors in the aerospace titanium market are Allegheny Technologies Incorporated (“ATI”) and Titanium Metals Corp. (“TIE”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (“VSMPO”), based in Russia. TIE and certain Japanese producers are the Company’s principal competitors in the industrial and emerging markets. The Company competes primarily on the basis of price, quality of products, technical support, and the availability of products to meet customers’ delivery schedules.

Competition for the F&D Group is primarily on the basis of price, quality, timely delivery, and customer service. RTI Energy Systems (“RTIES”) competes with a number of other fabricators, some of which are significantly larger, in the offshore oil and gas exploration and production industry. However, the Company does not believe that any of these possess RTIES level of expertise in the use of titanium. The Company believes the business units in the F&D group are well positioned to remain competitive and grow in size due to the range of goods and services offered and the increasing synergy with the Titanium Group for product and technical support.

Trade and Legislative Factors

Imports of titanium mill products from countries that receive the normal trade relations (“NTR”) tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive NTR treatment is 45%. A 15% tariff exists on unwrought titanium products entering the U.S., including titanium sponge. Currently, the Company imports its sponge from Kazakhstan and Japan and this sponge is subject to the 15% tariff. Competitors of the Company that do not rely on imported sponge are not subject to the additional 15% tariff in the cost of their products. The Company has sought relief from this tariff through the Offices of the U.S. Trade Representative but has been unsuccessful in having the tariff removed. The Company believes the U.S. Trade laws as currently applied to the domestic titanium industry create a competitive disadvantage to the Company and continues to seek relief from the tariffs.

The United States Government is required by the Berry Amendment Specialty Metals Clause of 1973 to require the use of domestically-melted titanium in all military procurement. The 2007 Defense Authorization Act reinforced the Berry requirements while also making significant changes to existing Berry Amendment provisions in place since 1972. The new law, 10 U.S.C. §2533b, “Requirement to buy strategic materials critical to national security from American sources,” codifies pre-existing Department of Defense (“DoD”) policy that mandates compliance with domestic source requirements at the prime contract and subcontract level and requires strict compliance. However, it also eliminates requirements for electronic components in which specialty metals are “de minimis.” A one-time waiver (expiring on September 30, 2010) allows for acceptance of non-complying end items or components manufactured prior to the effective date of the law, if it would not be “practical or economical” to replace the non-compliant metal. However, this waiver provision also mandates that corrective action plans be put into place to bring inventories into compliance.

Although DoD has issued interim guidance that appears to closely follow Congressional intent, any assessment of the impact of the new law must await review of the final DoD rules, as well as DoD practices with respect to granting future waivers, called “domestic non-availability determinations.” Under the prior law, the number of such waivers grew significantly starting around 1999 and were granted with relative frequency. There also is the possibility of future legislative proposals that would broaden domestic source restrictions to allow foreign-sourced titanium to be used on military aircraft and other military equipment. During the recent legislative sessions, RTI, along with TIE and ATI, successfully opposed such broad modifications of the law. If broad waivers continue to be granted, or if the domestic source requirements are further weakened to allow foreign titanium to be used on military aircraft, it could have a negative effect on future military business. We believe that improvidently granted waivers of the Specialty Metals Clause and legislative attempts to weaken the existing domestic source requirements are harmful to national security.

Marketing and Distribution

RTI markets its titanium mill and related products and services worldwide. The majority of the Company’s sales are made through its own sales force primarily assigned to the F&D Group. RTI’s domestic sales force has offices in Niles, Ohio; Houston, Texas; Los Angeles, California; Indianapolis, Indiana; Hartford, Connecticut; Salt Lake City, Utah; and Montreal, Canada. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company’s Customer Technical Service and Research and Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of products and services provided by business units in the F&D Group are made by personnel at each plant location as well as a group level sales force. F&D Group locations include: Hartford, Connecticut; Montreal, Canada; Indianapolis, Indiana; Los Angeles, California; Houston, Texas; Sullivan and Washington, Missouri; Birmingham, England; Villette, France; Dusseldorf, Germany; Milan, Italy; and Guangzhou, China.

Research, Technical, and Product Development

The Company conducts research, technical, and product development activities for the Titanium Group, as well as for other RTI subsidiaries, at its facilities in Niles, Ohio. The Company is conducting research for the U.S. Army and has entered into discussions with both the U.S. Army and DoD on other research projects.

The Company is currently partnered with American Engineering and Manufacturing Company (“AEM”) to develop lower cost titanium production for the U.S. Army Industrial base under the Advanced Materials and Processes for Armament Structures Program (“AMPAS”). The Company and AEM were jointly awarded research and development funds in the fiscal years 2006 and 2007 DoD Appropriations bills in the amounts of $6.4 and $4.4 million, respectively.

RTI also participates in several other federal and state-funded research projects to develop lower cost titanium, advanced melting technology, and “as cast” extrusions, as well as improved flat product research. The principal goals of the Company’s research program, aside from U.S. Army and DoD projects, are advancing technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical, and product development costs borne by the Company totaled $1.5 million in 2006, $1.6 million in 2005, and $1.2 million in 2004.

Patents and Trademarks

The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its expertise, trade secrets, and patents important to conduct its business, although no individual item is considered to be material to the Company’s current business.

Employees

As of December 31, 2006 the Company and its subsidiaries employed 1,362 persons, 435 of whom were classified as administrative and sales personnel. Of the total number of employees, 651 employees were in the Titanium Group, 686 were in the F&D Group, and 25 were in the RTI corporate headquarters group.

The United Steelworkers of America represents 356 of the hourly, clerical and technical employees at RMI’s plant in Niles, Ohio. The current Labor Agreement entered into on December 1, 2004 with the United Steelworkers of America expires on January 31, 2010. Hourly employees at the RTI Tradco facility in Washington, MO voted to become members of the International Association of Machinists and Aerospace Workers in May of 2006. There are

164 employees in the bargaining unit. Recent negotiations have resulted in an agreement for a four year contract that expires February 19, 2011. No other Company employees are represented by a union.

Executive Officers of the Registrant

Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2006.

Name	Age	Title

Timothy G. Rupert	60	President and Chief Executive Officer
John H. Odle	64	Executive Vice President
Dawne S. Hickton	49	Senior Vice President and Chief Administrative Officer, General Counsel and Secretary (Principal Financial Officer)
William T. Hull	49	Vice President and Chief Accounting Officer
Stephen R. Giangiordano	48	Senior Vice President—Titanium Group
Michael C. Wellham	41	Senior Vice President—Fabrication & Distribution Group

As previously reported, Mr. Rupert announced that he will step down as President and Chief Executive Officer effective April 27, 2007 and will retire from the Company on July 31, 2007. Mr. Odle announced that he will retire, consistent with the Company’s mandatory retirement policy, in September 2007 when he becomes 65 years of age. Pursuant to the succession plan adopted by the Board of Directors, Ms. Hickton was appointed Vice Chairman and Chief Executive Officer, Mr. Wellham was appointed President and Chief Operating Officer, Mr. Giangiordano was appointed Executive Vice President, and Mr. Hull was appointed Senior Vice President and Chief Financial Officer, each effective on April 27, 2007. In addition, Chad Whalen (32) was appointed Vice President and General Counsel effective February 19, 2007.

Biographies

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

Ms. Hickton was elected Senior Vice President, Chief Administrative Officer and Principal Financial Officer in July 2005. She was elected Secretary in April, 2004 and Vice President and General Counsel in June 1997. Ms. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law, was associated with the Pittsburgh law firm of Burns, White and Hickton, and was employed in the law department of USX Corporation from 1983 through 1994.

Mr. Hull was elected Vice President and Chief Accounting Officer in August 2005. Prior to his current position, Mr. Hull was Corporate Controller of Stoneridge, Inc., of Warren, Ohio, where he was employed since 2000. Mr. Hull is a Certified Public Accountant.

Mr. Giangiordano was elected Senior Vice President, Titanium Group in October 2002. He had previously served as Vice President—Titanium Group since July 1999.

Mr. Wellham was elected Senior Vice President, Fabrication & Distribution Group in September 2002. He previously served as Vice President, Fabrication & Distribution Group since January 1999.

Mr. Whalen was elected Vice President and General Counsel effective February 19, 2007. Mr. Whalen was a practicing attorney at the law firm of Buchanan Ingersoll & Rooney PC from 1999 until joining RTI. Buchanan Ingersoll & Rooney PC provides certain legal services to RTI.

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

The ability to successfully expand our operations in a timely and cost effective manner

We are undertaking two capital expansion projects which will continue through 2007 in connection with previously announced long-term commercial contracts. The inability to successfully expand our operations in a timely and cost effective manner could have a material adverse effect on our business, financial condition and results of operations. This growth places a significant demand on management and operational resources. Our success will depend upon the ability of key financial and operational management to ensure the necessary resources are in place to properly execute these expansion projects.

The demand for our products and services may be adversely affected by demand for our customers’ products and services

Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. The ability or inability to meet our financial expectations could be directly impacted by our customers’ abilities or inabilities to meet their own financial expectations. A downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other economic, environmental or political factors. A slowdown in demand by or complete loss of business from these customers could have a material impact on our economic situation.

A substantial amount of revenue is derived from the aerospace and defense industries and a limited number of customers

Approximately three-quarters of our annual revenue is derived from the aerospace and defense industries. Within those industries is a small number of consumers of titanium products. Those industries have shown the potential of sudden and dramatic changes in forecasted spending which can negatively impact the needs for our products and services. Some of our customers are particularly sensitive to the level of government spending on defense-related products. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand of defense-related titanium products. Some of our customers are dependent on the commercial airline industry which has shown in recent years to be a somewhat unstable economic environment due to threats of terrorism, rising fuel costs, aggressive competition, and other factors. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. We may not be able to project or plan for the impact of these events that could have a negative impact on our results of operations and that could not be predicted by our customers or by the Company in a timely manner.

We may be subject to competitive disadvantages

The titanium metals industry is highly competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Not only do we face competition for a limited number of customers with other producers of titanium products but we also must compete with producers of other materials of construction. Our competitors could experience more favorable economic conditions than us including better raw materials costs, favorable labor agreements, or other factors which could provide them with competitive advantages in their ability to provide goods and services. Our foreign competitors in particular may have the ability to offer goods and services to our customers at more favorable prices due to advantageous economic, environmental, political, or other factors. Titanium competes with other materials of construction including stainless steel, nickel-based high temperature and corrosion resistant alloys, and composites. Changes in costs or other factors related to the production and supply of titanium mill products compared to costs or other factors related to the production and supply of other types of materials of construction may negatively impact our business and the industry as a whole. New competitive forces unknown to us today could also emerge which could have an adverse impact on our financial performance.

Our business could be harmed by strikes or work stoppages

The 356 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the United Steelworkers of America. Our current labor agreement with this union expires January 31, 2010. The hourly employees at our RTI Tradco facility in Washington, Missouri voted in May of 2006 to become members of the International Association of Machinists and Aerospace Workers. There are 164 employees in the bargaining unit. Our current labor agreement with this union expires February 19, 2011.

We cannot assure you that we will be able to negotiate new bargaining agreements in 2010 at Niles or 2011 at RTI Tradco on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by a labor stoppage. If a strike or work stoppage were to occur in connection with the negotiation of a new collective bargaining agreement, or as a result of a dispute under our collective bargaining agreements with the labor unions, our business, financial condition and results of operations could be materially adversely affected.

We may experience a lack of supply of raw materials at costs that provide us with acceptable margin levels

The raw materials required for the production of titanium products are acquired from a number of domestic and foreign suppliers. Although we have long-term contracts in place for the procurement of certain amounts of raw material, we cannot guarantee that our suppliers can fulfill their contractual obligations. Our suppliers may be adversely impacted by events within or outside of their control that could not be projected and that may adversely affect our business operations. We cannot guarantee that we will be able to obtain adequate amounts of raw materials from other suppliers in the event that our primary suppliers are unable to meet our needs. We may experience an increase in prices for raw materials which could have a negative impact on our profit margins and we may not be able to project the impact that an increase in costs may cause in a timely manner. We may be contractually obligated to supply our customers at price levels that do not result in our expected margins due to unanticipated increases in the costs of raw materials. We may experience dramatic increases in demand and we cannot guarantee that we will be able to obtain adequate levels of raw materials at prices that are within acceptable cost parameters in order to fulfill that demand.

We may experience a shortage in the supply of energy or an increase in energy costs to operate our plants

We own twenty-four natural gas wells which provide some but not all of the energy required by our Niles, Ohio operations. Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas, or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes, or the inability to extend existing energy supply contracts upon expiration on economical terms.

Our business is subject to the risks of international operations

We operate subsidiaries and conduct business with suppliers and customers in foreign countries which exposes us to risks associated with international business activities. We could be significantly impacted by those risks which include the potential for volatile economic and labor conditions, political instability, expropriation, and changes in taxes, tariffs, and other regulatory costs. We are also exposed to and can be adversely affected by fluctuations in the exchange rate of the United States Dollar against other foreign currencies, particularly the Canadian Dollar. Although we are operating primarily in countries with relatively stable economic and political climates, there can be no assurance that our business will not be adversely affected by those risks inherent to international operations.

We are dependent on services that are subject to price and availability fluctuations

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

Our success depends largely on our ability to attract and retain key personnel

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, management, metallurgists, and staff positions. The loss of key personnel could adversely affect our Company’s ability to perform until suitable replacements are found. There can be no assurance that the Company will be able to continue to successfully attract and retain key personnel.

The demand for our products and services may be affected by factors outside of our control

War, terrorism, natural disasters, and public health issues including pandemics whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a negative impact on the global economy as a whole. Our business operations, as well as our suppliers’ and customers’ business operations, are subject to interruption by those factors as well as other events beyond our control such as governmental regulations, fire, power shortages, and others. Although it is impossible to predict the occurrences or consequences of any such events, these events could result in a decrease in demand for the Company’s products, make it difficult or impossible for us to deliver products to our customers or to receive materials from our suppliers, and create delays and inefficiencies in our supply chain. Our operating results and financial condition may be adversely affected by these events.

We may not be able to sustain effective internal controls over financial reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or controls, such as our current system implementations, or that the degree of compliance with the policies or procedures may deteriorate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Manufacturing Facilities

The Company has approximately 1.3 million square feet of manufacturing facilities, exclusive of distribution facilities and office space. The Company’s principal manufacturing plants, the principal products produced at such plants and their aggregate capacities are set forth below.

Manufacturing Facilities

	Owned /		Annual Rated
Location	Leased	Products	Capacity

Titanium Group
Niles, OH	Owned	Ingot (million pounds)	30.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Salt Lake City, UT	Leased	Powders (million pounds)	1.5
Canton, OH	Owned	Ferro titanium and specialty alloys (million pounds)	16.0
Hermitage, PA	Owned	Metal processing (million pounds)	3.0

Fabrication & Distribution Group
Washington, MO	Owned	Hot-formed and superplastically formed components (thousand press hours)	50.0
Sullivan, MO	Leased	Cut parts (thousand man hours)	23.0
Houston, TX	Leased	Extruded products (million pounds)	1.8
Houston, TX	Owned	Machining & fabrication of oil and gas products (thousand man hours)	246.0
Birmingham, England	Leased	Cut parts and components (thousand man hours)	45.0
Villette, France	Owned	Cut parts and components (thousand man hours)	16.0
Los Angeles, CA (2 locations)	Leased	Metal warehousing and distribution	N/A
Hartford, CT	Leased	Metal warehousing and distribution	N/A
Indianapolis, IN	Leased	Metal warehousing and distribution	N/A
Houston, TX	Owned	Metal warehousing and distribution	N/A
Montreal, Canada	Leased	Machining and assembly of aerospace products (thousand man hours)	300.0

In addition to the leased facilities noted above, the Company leases certain buildings and property at the Washington, Missouri and Canton, Ohio operations as well as sales offices for certain operations in Guangzhou, China; Wuppertal, Germany; and Milan, Italy. All other facilities are owned. The plants have been constructed at various times over a long period. Many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Given the critical nature of many of the aerospace end uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $350 million which includes grounding liability. There are currently no material pending or threatened claims against the Company other than the environmental matters discussed below.

Environmental

The Company is subject to environmental laws and regulations as wel’l as various health and safety laws and regulations that are subject to frequent modifications and revisions. During 2006, 2005, and 2004, the Company paid approximately $2.3, $0.8 and $1.2 million, respectively, against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

At December 31, 2006, the amount accrued for future environmental-related costs was $3.6 million. Of the total amount accrued at December 31, 2006, $1.8 million is expected to be paid out within one year and is included in other accrued liabilities on the balance sheet. The remaining $1.8 million is recorded in other noncurrent liabilities.

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2.7 to $6.9 million in the aggregate. The Company has included $0.5 and $0.8 million in other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers, was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. For the year ended December 31, 2006, the Company paid $2.1 million in remediation for this project. The Company expects to pay an additional $0.6 million over the next twelve months.

Former Ashtabula Extrusion Plant.  The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the U.S. Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990 and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. In December 2003, the DOE terminated the contract. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation which was completed in November 2006. In December 2005, the DOE paid the Company a settlement sufficient to cover all expenses incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remediation contractor. Final termination of the Ohio Department of Health and the Ohio EPA facility permit are expected in the first half of 2007. There have been no significant updates to the project during the year ended December 31, 2006.

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, the EPA issued a consent decree to RES and it appears the final design will be completed in 2007 and remediation will be completed in 2008. There have been no significant updates to this project during the year ended December 31, 2006.

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

Common Stock Data:

Principal market for Common Stock: New York Stock Exchange

Holders of record of Common Stock at February 9, 2007: 665

Range of High and Low Sales Prices of Common Stock for 2005

Quarter:	High	Low

First	$27.39	$18.72
Second	32.31	19.50
Third	40.31	30.76
Fourth	40.80	31.29
Year	$40.80	$18.72

Range of High and Low Sales Prices of Common Stock for 2006

Quarter:	High	Low

First	$56.22	$38.00
Second	83.33	46.64
Third	57.75	39.81
Fourth	80.50	39.94
Year	$83.33	$38.00

The Company has not paid dividends on its Common Stock. The declaration of dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company’s results of operations, financial condition, cash requirements for its business, future prospects, and other factors deemed relevant by the Board of Directors.

The RTI International Metals, Inc. share repurchase program was approved by the Company’s Board of Directors on April 30, 1999. The program authorizes the repurchase of up to $15 million of RTI shares of Common Stock from time to time. As of December 31, 2006, approximately $12 million of the $15 million remained available for repurchase. There is no expiration date specified for the stock buyback program and there can be no assurance as to the timing or amount of such repurchases.

While the Company repurchases shares of Common Stock from time to time, it did not repurchase any Common Stock in 2006 or 2005 except for those shares repurchased as part of the executive compensation tax liabilities for shares awarded under the 2004 Stock Plan. Shares of Common Stock repurchased as treasury stock to satisfy tax liabilities in 2006 and 2005 were 19,871 and 22,458 shares, respectively. The shares repurchased were acquired in accordance with the 2004 Stock Plan which requires shares of this nature to be purchased at the average of the day’s high and low price on the New York Stock Exchange.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and notes related hereto and other financial information included elsewhere herein.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2006		2005	2004		2003		2002
Income Statement Data(5):
Net sales	$505,389		$346,906	$209,643		$180,256		$239,966
Operating income (loss)	115,253	(6)	56,134	(14,566)		(2,215	)(2)	14,178
Income (loss) from continuing operations before income taxes	118,291		57,412	(4,996	)(1)	6,507	(3)	23,252	(4)
Income (loss) from continuing operations	75,700		37,344	(2,319)		4,108		14,416
Income (loss) from discontinued operations, net of tax provision	—		1,591	(638)		606		709
Net income (loss)	75,700		38,935	(2,957)		4,714		15,125
Basic earnings (loss) per share:
Continuing operations	$3.34		$1.68	$(0.11)		$0.20		$0.69
Discontinued operations	—		0.07	(0.03)		0.03		0.04

Net income (loss)	$3.34		$1.75	$(0.14)		$0.23		$0.73

Diluted earnings (loss) per share:
Continuing operations	$3.29		$1.66	$(0.11)		$0.19		$0.69
Discontinued operations	—		0.07	(0.03)		0.03		0.03

Net income (loss)	$3.29		$1.73	$(0.14)		$0.22		$0.72

	December 31,
	2006		2005	2004	2003	2002

Balance Sheet Data:
Working capital	$365,711		$282,670	$218,444	$225,804	$215,861
Total assets	643,913		501,751	409,411	393,775	379,328
Long-term debt	13,270		—	—	—	—
Total shareholders’ equity	462,181	(7)	379,652	323,958	317,660	311,173

(1)	Includes the effect of an approximately $9 million gain for settlement of a contractual claim.

(2)	Includes the effect of an approximately $1 million gain from the sale of one of the Company’s Ashtabula, Ohio facilities previously used for storage.

(3)	Includes the effect of an approximately $8 million gain from the settlement of a contractual claim.

(4)	Includes the effect of an approximately $7 million gain from the settlement of a contractual claim and a $2.1 million gain resulting from the sale of Common Stock received by the Company in connection with the demutualization of one of its insurance carriers.

(5)	All years presented have been adjusted for the impacts of the discontinued operations which occurred in 2005 and 2004 (see Note 15 of the Consolidated Financial Statements).

(6)	The adoption of SFAS 123R, on January 1, 2006, resulted in an additional $2.6 million of compensation expense in 2006 (see Note 2 of the Consolidated Financial Statements).

(7)	The adoption of SFAS 158, as of December 31, 2006, resulted in a decrease in equity of $10.8 million (see Note 8 of the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We conduct our operations in two reportable segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. The Titanium Group, with operations in

Niles, Ohio, Canton, Ohio, and Hermitage, Pennsylvania has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. This Group also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes and the application of titanium in new markets. F&D, with operations located throughout the U.S., Europe, and Canada and representative offices in Germany, Italy, and China, concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products. Approximately 43% of the Titanium Group’s sales in 2006 were to F&D.

While 45% of our sales in 2006 were directed to the commercial aerospace market, approximately 33% of all U.S. titanium production is shipped to this segment. In 2006, air traffic demand, which drives commercial aerospace, defense spending and industrial growth and therefore drives titanium production, rose significantly in the commercial aircraft segment and defense spending remained steady, leading to a continuing rebound from 2004 in the demand for titanium and specialty metal products.

The diversification offered by F&D has allowed management to de-emphasize commodity titanium products and moved up the value chain as well as pursue growth opportunities through acquisitions. Supply chain management is a capability that is becoming more important in F&D’s targeted markets and we intend to enhance this core competency.

Much of the deployed capital within RTI relates to inventory, primarily work-in-process, necessitated by the nature of processing titanium to demanding metallurgical and physical specifications. However, significant investments in raw materials, such as titanium sponge and master alloys, have also been made in order to insure uninterrupted supply and to accommodate surges in demand. As a result, management has put in place various goals aimed at optimizing inventory levels and continually monitoring appropriate levels of required inventory.

In conjunction with the close monitoring of our working capital position an emphasis is also made on capital expenditures. The cash and short-term investment position at the year-end 2006 stood at $125.1 million against $55.8 million at the year-end 2005. As for the ultimate disposition of this cash, our Board of Directors regularly considers such options as dividends, stock repurchases in excess of an approved $15 million program, capital investments, acquisitions, or strategic combinations.

Results of Operations

For the Year Ended December 31, 2006 Compared To The Year Ended December 31, 2005

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2006 and 2005 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$204.9	$130.2	$74.7	57.4%
Fabrication & Distribution Group	300.5	216.7	83.8	38.7%

Total consolidated net sales	$505.4	$346.9	$158.5	45.7%

The increase in the Titanium Group’s net sales was primarily due to an increase in trade shipments of 2.4 million pounds as compared to the same period in the prior year coupled with an increase in average selling prices. The increase in net sales was principally driven by continued strong demand from the aerospace markets.

The increase in net sales in the F&D Group was primarily the result of increased demand from aerospace customers in most of the Group’s businesses and product lines as well as increased selling prices. The increase in revenue was significant at all of the segment’s domestic and European distribution locations. This additional demand coupled with increased selling prices led to an increase of $51.7 million from the segment’s North American locations and increases of $32.1 million through European outlets.

Gross Profit.  Gross profit for our reportable segments for the year ended December 31, 2006 and 2005 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$94.1	$55.0	$39.1	71.1%
Fabrication & Distribution Group	78.8	51.6	27.2	52.7%

Total consolidated gross profit	$172.9	$106.6	$66.3	62.2%

Gross profit for the Titanium Group increased by $39.1 million primarily due to an increase in the volume of mill product shipments coupled with increases in average selling prices, partially offset by increased raw material costs and lower sales volumes and selling prices on ferro titanium shipments.

Gross profit for the F&D Group increased to $78.8 million in 2006 from a gross profit of $51.6 million in 2005. The increase in gross profit was driven by overall increases in shipment volumes contributing to $20 million of the total. In addition, improved pricing over cost contributed an additional $7.2 million from the prior year results

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2006 and 2005 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$14.1	$12.7	$1.4	11.0%
Fabrication & Distribution Group	42.0	36.1	5.9	16.3%

Total consolidated SG&A	$56.1	$48.8	$7.3	14.9%

Total SG&A for the Company increased $7.3 million in 2006 from the same period in 2005. This increase was the result of increased wages and incentive compensation of $3.8 million and increased stock-based compensation costs of $3.4 million primarily due to the adoption of SFAS 123R. The remaining increase was the result of an overall increase in spending related to sales and marketing initiatives within the Company. These increases were offset by reduced audit and compliance costs of $1.9 million as compared to the prior year.

Research, Technical, and Product Development Expenses.  Total research, technical, and product development costs for the Company was $1.5 million in 2006 as compared to $1.6 million in 2005. This spending reflects the Company’s continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments for the year ended December 31, 2006 and 2005 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$78.5	$40.8	$37.7	92.4%
Fabrication & Distribution Group	36.8	15.3	21.5	140.5%

Total consolidated operating income	$115.3	$56.1	$59.2	105.5%

Operating income for the Titanium Group increased in 2006 by $37.7 million primarily due to improved volumes and selling prices for mill products offset by lower volumes and profitability on ferro titanium sales as well as by increased SG&A in the current year which reduced operating income by $1.4 million as compared to the prior year.

Operating income for the F&D Group increased by $21.5 million primarily due to an increase in gross profit of $27.2 million as a result of strong volumes and increased selling prices from both domestic and international markets as compared to the same period in the prior year. Increased SG&A in the current year reduced operating income by $5.9 million.

Other Income.  Other income increased to $0.5 million in 2006 as compared to $0.4 million in the prior year. Foreign exchange gains from international operations are included in Other Income.

Interest Income and Interest Expense.  Interest income increased to $3.2 million in 2006 as compared to $1.4 million in the prior year. The increase in interest income was due to an overall increase in the level of cash and short-term investments on hand as compared to the prior year. The average effective rate in 2006 was 5.0% compared to 3.1% in 2005. Interest expense increased to $0.7 million in 2006 as compared to $0.5 million in the prior year.

Provision for Income Tax.  Income tax expense increased by $22.5 million as a result of pretax income of $118.3 million in 2006 compared to a pretax income from continuing operations of $57.4 million in 2005. The effective income tax rate for 2006 is 36% compared to 35% in 2005. The effective tax rate for 2006 was greater than the Federal statutory rate due primarily to the effect of state income taxes. The effective tax rate for 2005 was favorably impacted by the recognition of Ohio deferred tax assets based on an improved operating outlook that indicated the Company would pay Ohio tax on an income tax basis rather than on a net worth basis.

For the Year Ended December 31, 2005 Compared To The Year Ended December 31, 2004

Review of accounting for employee benefit and executive compensation arrangements

During 2005, we performed an extensive review of the accounting for our existing employee benefit and executive compensation arrangements which we completed in the fourth quarter of 2005. The results of this review indicated we had incorrectly accounted for two non-qualified pension plans as well as two deferred compensation arrangements with key management.

Management concluded, with the concurrence of the Audit Committee, that the impact of these errors was not material to our Consolidated Financial Statements for any interim or annual period in which the errors were found. In reaching this conclusion, we reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” in order to determine that the misstatements were not material on a quantitative or qualitative basis. As a result, we recorded a cumulative adjustment in the fourth quarter of 2005 to record the effects of these employee benefit and deferred compensation arrangements. The net impact of these corrections was a decrease to pre-tax income and net income in the amounts of $1.7 million and $1.1 million, respectively, for the three months and year ended December 31, 2005.

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2005 and 2004 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2005	2004	(Decrease)	(Decrease)

Titanium Group	$130.2	$48.6	$81.6	167.9%
Fabrication & Distribution Group	216.7	161.0	55.7	34.6%

Total consolidated net sales	$346.9	$209.6	$137.3	65.5%

The increase in net sales for the Titanium Group was primarily due to an increase in shipments of titanium of 3.5 million pounds as compared to the prior year coupled with increases in average selling prices. The increase in titanium net sales was principally due to increased sales of flat rolled sheet and plate, as shipments increased approximately 60% over the prior period due to strong demand from aerospace markets. In addition, heavy product sales including bloom, billet, and ingot increased 150% over the prior period as a result of aerospace market demand.

The increase in net sales for the F&D Group was primarily the result of increased demand from aerospace customers in most of the Group’s businesses and product lines. The increase in revenue was significant at all of the segment’s domestic distribution locations as well as through European outlets. Also contributing to the increase in net sales in 2005 was the fourth quarter 2004 acquisition of Claro Precision, Inc. (“Claro”), which sells to the regional and business jet market and resulted in a full year of net sales in 2005 as compared to 2004.

Gross Profit (Loss).  Gross profit (loss) for our reportable segments for the years ended December 31, 2005 and 2004 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2005	2004	(Decrease)	(Decrease)

Titanium Group	$55.0	$(1.1)	$56.1	5100.0%
Fabrication & Distribution Group	51.6	26.2	25.4	96.9%

Total consolidated gross profit	$106.6	$25.1	$81.5	324.7%

Gross profit (loss) for the Titanium Group improved by $56.1 million primarily due to increased titanium volumes and sales prices in 2005 coupled with a more favorable mix of products. Additionally, higher operating rates at the group’s main producing locations resulted in improved efficiencies and productivity which reduced average production costs.

Gross profit for the F&D Group increased in all business units within the group. Improved pricing over cost contributed approximately $18.0 million particularly in the group’s domestic distribution units. Increased pricing occurred on aerospace products sold through domestic distribution facilities as a result of continued escalation in aircraft procurement requirements. Also contributing to the increase in gross profit were increased shipment volumes from both domestic and international distribution centers as well as our fabrication business units.

Selling, General, and Administrative Expenses.  SG&A for our reportable segments for the years ended December 31, 2005 and 2004 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2005	2004	(Decrease)	(Decrease)

Titanium Group	$12.7	$9.3	$3.4	36.6%
Fabrication & Distribution Group	36.1	29.7	6.4	21.5%

Total consolidated SG&A	$48.8	$39.0	$9.8	25.1%

Total SG&A increased as a result of increased wages and incentive compensation of $5.3 million, increased costs associated with the recognition of a full year of activity for Claro of $3.6 million, which was acquired in the fourth quarter of 2004, and increased audit and SOX 404 compliance costs of $1.6 million which were partially offset by decreases in certain other costs of $0.8 million.

SG&A for the Titanium Group increased as a result of increased wages and incentive compensation of $2.5 million and increased costs related to audit and SOX 404 compliance of $0.8 million. Wages and incentive compensation expense was primarily a result of bonus related compensation, deferred compensation, and pension expense. A significant increase in 2005 profitability during the year was a key factor in determining incentive compensation. Wages were moderately increased over the prior year reflecting normal merit and promotional wage increases. SOX 404 and audit costs were higher than the prior year as the Company continued its planned remediation of certain material weaknesses that occurred in 2004. We have employed outside consultants in several key areas to assist in these remediation efforts.

SG&A for the F&D Group increased mostly due to SG&A associated with Claro, of $3.6 million. Claro was acquired on October 1, 2004 and 2005 results reflect a full year of SG&A compared to three months in 2004. Wages and compensation costs were higher than the prior period by $2.8 million primarily as a result of increased business activity, deferred compensation and pension expense. The cost of audit and SOX 404 compliance was increased over the prior period by $0.8 million. Audit and SOX 404 compliance increased over the prior year as a result of material weaknesses that were disclosed in 2004. SOX 404 and audit costs were increased over the prior year as we continued our planned remediation of certain material weaknesses that occurred in 2004. We have employed outside consultants in several key areas to assist internal personnel in these remediation efforts. Other miscellaneous costs including legal expenses and insurance were partially offset by $0.7 million.

Research, Technical, and Product Development Expenses.  The Titanium Group incurred $1.4 million in research, technical, and product development expenses in 2005 compared to $1.2 million in 2004. The increase reflects the internal cost of developing productivity and quality improvements to reduce the cost of our melting technology.

The F&D Group, through its energy business, increased R&D spending by $0.2 million in 2005 from 2004 on various projects related to the development of titanium applications in offshore and drilling applications.

Other Operating Income.  Other operating income for the Titanium Group decreased in 2005 by $0.5 million from 2004. The change in the current period was a result of the gain on the sale in 2004 of the group’s facility in Salt Lake City. The F&D Group did not have any activity in other operating income for the periods reported.

Operating Income.  Operating income for our reportable segments for the years ended December 31, 2005 and 2004 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2005	2004	(Decrease)	(Decrease)

Titanium Group	$40.8	$(11.1)	$51.9	467.6%
Fabrication & Distribution Group	15.3	(3.5)	18.8	537.1%

Total consolidated operating income	$56.1	$(14.6)	$70.7	484.2%

Operating income for the Titanium Group increased in 2005 by $51.9 due to improved gross profit resulting from higher titanium pricing and the sale of a more profitable mix of products. Strong demand for titanium products resulted in increased operating rates at major producing locations where efficiency and productivity also contributed to improved gross profit. SG&A in 2005 were higher than 2004 by $3.4 million reducing the effect of increased gross margins. SG&A were increased due to higher compensation costs, deferred compensation, pension costs, and auditing and compliance costs. Increased profits resulted in increased incentive compensation awards. We continued to use outside consultants in 2005 to remediate certain disclosed material weaknesses in 2004. Other operating income was reduced from 2004 by $0.5 million due to the sale of one of the group’s facilities.

Operating income for the F&D Group in 2005 increased by $18.8 million as a result of increased pricing over cost equaling $18.0 million throughout most market areas as demand from aerospace markets created pressure to secure product. Increased shipment levels primarily in domestic distribution and fabrication accounted for an additional $7.4 million in gross margin. Gross profits were partially reduced by increased SG&A of $6.4 million. The increase in SG&A was the result of the Claro acquisition in the fourth quarter of 2004 equaling an increase of $3.6 million, increased wages and compensation expenses of $2.8 million and increased audit fees and SOX compliance costs of $0.8 million. Miscellaneous costs including legal and insurance were offsetting by $0.7 million.

Other Income.  Other income decreased $9.0 million in 2005 from the prior period. Other income in 2005 was $0.4 million compared to $9.4 million in 2004. The decrease primarily represents the final payment of liquidated damages in 2004 from Boeing.

Interest Income and Interest Expense.  Interest income increased $0.6 million from the prior period. The increase in interest income was due to an improvement in the effective rate of return for invested cash balances. The average effective rate in 2005 was 3.1% compared to 1.4% in 2004. The increase in rate offset cash balances which were lower than the prior year. Interest expense decreased to $0.5 million from $0.7 million in the prior year.

Provision for Income Taxes.  The provision for income taxes increased by $22.8 million as a result of pretax income from continuing operations of $57.4 million in 2005 compared to a pretax loss from continuing operations of $5.0 million in 2004. The effective income tax rate for 2005 was 35% compared to 54% in 2004. The effective tax rate was favorably impacted by the recognition of Ohio deferred tax assets based on an improved operating outlook that indicated we would pay Ohio tax on an income tax basis rather than on a net worth basis. This benefit was offset by higher foreign tax costs attributable to exchange rate movements during 2005, a Quebec tax rate change, and certain nondeductible expenses in these jurisdictions. The rate for 2005 was significantly reduced from the 2004 rate of 54% which included adjustments of prior years’ taxes due to normal revisions in estimates in the 2003 tax filing, certain tax reserve adjustments related to a reassessment of potential exposures identified in prior years, and adjustments to deferred tax assets and liabilities.

Discontinued Operations.  Our financial statements were impacted by the discontinuance of three business units during 2005 and 2004. These businesses have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly operating results of these businesses are presented in our consolidated statements of operations as discontinued operations, net of tax, and all prior periods have been restated.

We declared our operations located in Ashtabula, Ohio operating under the name of RMI Environmental Services (“RMIES”) and Earthline Technologies (“Earthline”) as discontinued operations in the fourth quarter of 2005. Both operations had been reported within the Titanium reporting segment. In December 2003, the U.S. Department of Energy (“DOE”) terminated the contract with RMI for remediation services. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation. In December 2005, the DOE paid us a settlement of $8.5 million, sufficient to cover all expenses incurred by us as a result of the contract termination. Application of the settlement amount against unpaid claims resulted in a net of tax gain of $1.7 million in 2005 which was offset by a charge of $0.1 million related to the impairment of certain assets.

Earthline was established in 2002 to market site remediation applications on a commercial basis. With the discontinuance of the larger RMIES, it was determined that Earthline was not viable as a stand-alone entity and should also be declared a discontinued operation. The discontinuance of Earthline as an ongoing entity was not related to the settlement agreement and expenses related to the discontinuance of Earthline were immaterial.

In December 2004, we terminated production activity related to our tube mill operations and discontinued our titanium strip product line because of a shortage of skelp from its supplier which is the key raw material in manufacturing titanium strip. We are currently in litigation with the supplier (Uniti) for its failure to meet contractual delivery requirements of the raw material, and are seeking reimbursement for damages. Tube Mill operations had been reported within the F&D reporting segment. At December 31, 2004, we impaired certain Tube Mill assets and provided for certain contingencies which resulted in an after tax charge of $0.7 million. This charge and the required balance sheet adjustments were reflected in the net loss from discontinued operations for the period ended December 31, 2004.

Discontinued operations representing the operating results of RMIES and Earthline showed trade sales in 2005 of $3.1 million. In 2004, discontinued operations represent the operating results of RMIES, Earthline and the previously discontinued operations of the Tube Mill. Trade sales of RMIES, Earthline and the Tube Mill were $19.4 million in 2004.

All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to reflect the discontinued operations.

Outlook

On March 17, 2006, we entered into a multi-year agreement with Kawasaki Heavy Industries, Ltd. (“KHI”) to supply extruded and fully machined value-added structural titanium components and services from Boeing-supplied material. The products will support the production of the Boeing 787 aircraft program. This contract increases our long-term involvement in the 787 program and is a major step forward in our strategy to supply higher value added products and services. Multiple facilities will support the production of the finished titanium components representing 18 separate part numbers. This contract is expected to generate over $50 million in revenue over its term.

On April 3, 2006, we entered into a multi-year agreement with Fuji Heavy Industries, Ltd. (“FHI”) to supply extruded and fully machined value-added structural titanium components and services from Boeing-supplied material. The products will support FHI’s production of the Boeing 787 aircraft program and represents our second such contract with a Tier-1 787 partner. This contract is another step forward in our strategy to supply higher value-added products and services. Multiple facilities will be involved in producing the finished titanium components. This contract is expected to generate over $70 million in revenue over its term.

On May 9, 2006, we entered into a 10-year agreement with Airbus for the supply of titanium products that will support the production of the Airbus family of commercial aircraft, including the new A380 and A350 programs. The contract is expected to generate revenue in excess of $800 million over its term. Under the agreement, we will produce forging quality billet, bloom, and a full range of flat-rolled product from Airbus-supplied input material. Shipments are to begin in early 2007 and will exceed 5 million pounds per year by 2008. Additional value-added products and services are currently under discussion.

We have begun two expansion projects in connection with the long-term commercial contracts identified above. The first set of investments, totaling approximately $35 million, consists of additions to the Company’s melting and forging capabilities primarily at our Canton and Niles, Ohio facilities. This project will enhance both flexibility and raw capacity in our mill product operations in support of our expanded supply relationship with Airbus, as well as other growing market demand. The project is expected to be completed by the third quarter of 2007.

The second project, totaling approximately $43 million, will support the Company’s growing value-added opportunities, including the contracts to supply machined components to Kawasaki Heavy Industries and Fuji Heavy Industries for their portion of the Boeing 787 program discussed previously. Investments will include expanded conditioning capabilities in our extrusion operations and additional machining capacity at our Houston, Texas and Montreal, Quebec facilities. The project is expected to be completed by the third quarter of 2007.

Backlog.  Our order backlog for all markets increased to approximately $606 million as of December 31, 2006, up from $450 million at December 31, 2005. Of the backlog at December 31, 2006, approximately $498 million is likely to be realized over the remainder of 2007. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years for a variety of programs that are not included in backlog until a specific release into production or a firm delivery date has been established.

Liquidity and Capital Resources

We believe that the use of our current cash reserves and expected positive cash flows from operations as well as existing and new borrowing capacity (see “Credit Agreement” later in this section) provides adequate liquidity taking into consideration our recently announced capital projects related to new business awards. We currently have low levels of debt and based on the expected strength of future cash flows, we do not believe there are any significant near term risks related to fluctuations in interest rates.

Cash provided (used) by operating activities.  Cash provided (used) by operating activities was $83.7 million and $(10.7) million for the years ended December 31, 2006 and 2005, respectively. The increase reflects an increase in net income of $36.8 million from the prior year coupled with improvements in overall working capital as compared to the same period in the prior year which was driven by improved inventory management. Partially offsetting these improvements were the impacts associated with the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. This requirement reduced net operating cash flows and increased net financing inflows by $5.1 million for the year ended December 31, 2006.

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

Included in cash flows for 2005 was the receipt of approximately $8.5 million from the DOE in settlement of a prior remediation contract and all prior remediation contracts related to the Company’s RMIES subsidiary located in Ashtabula, Ohio. Included in cash flows for 2004 was approximately $9.1 million of gains related to financial settlements with Boeing.

Cash used by investing activities.  Cash used by investing activities, for the years ended December 31, 2006 and 2005 was $118.3 and $12.2 million, respectively. The increase in cash used by investing activities was primarily due to increased capital spending on recently announced expansion efforts coupled with investments in short-term marketable securities as a result of the significant cash flows generated in the current year.

Cash flow from investing changed favorably in 2005 by $17.3 million from 2004 as a result of the Claro and the Galt Alloys minority interest purchase in 2004. The Claro purchase was $22.0 million in 2004 and the minority interest purchase of Galt Alloys was $2.2 million in 2004. Partially offsetting the favorable impact of prior year acquisitions were post-purchase adjustments in 2005 of $0.3 million, an increase in capital spending of $3.7 million, net purchases of short-term investments of $2.4 million and an increase in miscellaneous asset disposals of $0.5 million. The increase in capital spending occurred primarily at the Company’s Niles, Ohio location and in corporate ERP installations and enhancements. Included in the Niles expenditures were investments in new machinery and equipment including a new plate annealing furnace. Information systems spending included an SAP system at the Claro location in Montreal, Quebec, Canada and enhancements to the corporate-wide ERP systems.

Cash provided by financing activities.  Cash flows from financing activities increased in 2006 from the prior period 2005 by $8.3 million. Borrowings related to our Canadian facility expansion project resulted in $13.7 million in cash inflows in 2006. In addition, the reclassification of tax benefits from stock-based compensation activity as a result of our adoption of SFAS 123R positively impacted financing cash flows by $5.1 million. Partially offsetting this increase was a decrease of $10.1 million in cash received associated with the exercise of employee stock options as compared to the prior year.

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

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments and other post-retirement benefit obligations as of December 31, 2006 (in millions):

	Contractual Obligations
	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt(1)(7)	$1.1	$1.6	$1.5	$1.5	$1.4	$11.5	$18.6
Operating leases(2)	3.2	2.2	1.5	0.9	0.2	0.3	8.3
Capital leases(2)	0.1	0.1	—	—	—	—	0.2

Total contractual obligations	$4.4	$3.9	$3.0	$2.4	$1.6	$11.8	$27.1

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2007	2008	2009	2010	2011	Thereafter	Total

Long-term supply agreements(3)	$50.8	$22.0	$22.0	$22.0	$22.0	$22.0	$160.8
Purchase obligations(4)	94.5	—	—	—	—	—	94.5
Standby letters of credit(5)	1.3	—	—	—	—	—	1.3

Total commercial commitments	$146.6	$22.0	$22.0	$22.0	$22.0	$22.0	$256.6

	Other Post-Retirement Benefits
	2007	2008	2009	2010	2011	2012-2016	Total

Other post-retirement benefits(6)	$3.1	$3.0	$3.0	$3.1	$3.1	$14.9	$30.2

(1)	See Note 7 to the Company’s Consolidated Financial Statements.

(2)	See Note 9 to the Company’s Consolidated Financial Statements.

(3)	Amounts represent commitments for which contractual terms exceed twelve months.

(4)	Amounts primarily represent purchase commitments under purchase orders.

(5)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(6)	The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when incurred. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2007 through 2016 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.

(7)	Amounts represent principal and interest of the Company’s Claro Credit Agreement.

In February 2007, the Company entered into a new contract for the long-term supply of titanium sponge with a Japanese supplier. This agreement runs through 2016 and will provide the Company with supply of up to 13 million pounds annually, beginning in 2009. The Company has agreed to purchase a minimum of 10 million pounds annually for the first five years thereafter. During the latter years of the contract, quantities can be reduced by the election of various options by both parties. Prices will be negotiated annually.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Credit Agreement

On December 27, 2006, our wholly-owned, Canadian subsidiary, Claro, entered into a Credit Agreement (the “Credit Agreement”) with National City Bank, Canada Branch. The Credit Agreement provides for an unsecured $16 million Canadian dollars credit facility which we intend to use to finance our previously announced expansion of Claro’s operations in Laval, Canada. The Credit Agreement operates as a revolving credit facility until July 1, 2007, at which time the outstanding principal and interest will convert to a ten-year term loan (the “Credit Facility”). The Credit Facility is guaranteed by RTI and each of its domestic subsidiaries. The Credit Facility bears interest at a rate ranging from Canadian Dollar Offered Rate (“CDOR”) plus 0.65% to CDOR plus 2.25% or Canadian Prime minus 0.75% to Canadian Prime plus 0.75%, the pricing level is dependent on our leverage ratio. Repayment of interest only is required during the revolver period. Upon conversion to a term loan, the loan will be repaid in 39 equal quarterly principal and interest payments (based on a 15-year amortization schedule) and a final quarter balloon payment of outstanding principal and interest. The Credit Agreement contains financial covenants for the Company which are consistent with our existing $90 million U.S. credit facility plus a debt service coverage ratio of EBITDA to principal amount of all indebtedness, capital lease and interest payments of at least 1.25 to 1.00. The Company had outstanding borrowings of $13.7 million (U.S.) and was in compliance with all covenants as of December 31, 2006.

On August 3, 2006, we entered into an interest-free loan agreement which allows for borrowings of up to $5.175 million Canadian dollars. At December 31, 2006 exchange rates, this agreement allows for borrowings of up to $4.4 million U.S. dollars. We anticipate utilizing all availability associated with this credit facility over the next twelve months. This loan was obtained through an affiliate of the Canadian government and is to be used for new equipment related to the capital expansion efforts at our Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning twenty-four months following the first disbursement of the loan. We had no borrowings outstanding as of December 31, 2006.

On July 25, 2006, we entered into the second amendment to our existing U.S. credit agreement dated April 12, 2002 which was previously amended on September 4, 2004. The July 25, 2006 amendment was entered into to allow us to obtain financing outside of the agreement associated with the capital expansion efforts at our Montreal, Canada location.

The substantive terms and conditions of the amended agreement remain unchanged and provide for $90 million of standby credit through May 31, 2008. We have the option to increase the available credit to $100 million with the addition of another bank without the approval of the existing bank group.

Under the terms of the facility, we, at our option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of our consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At December 31, 2006, there was approximately $1.3 million of standby letters of credit outstanding under the facility, we were in compliance with all covenants and had a borrowing capacity equal to $88.7 million.

Environmental Matters

We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During 2006, 2005, and 2004, the Company spent approximately $2.3, $0.8 and $1.2 million, respectively, against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS No. 5, “Accounting for Contingencies.”

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

At December 31, 2006 the amount accrued for future environmental-related costs was $3.6 million. Of the total amount accrued at December 31, 2006, $1.8 million is expected to be paid out within one year and is included in other accrued liabilities line on the balance sheet. The remaining $1.8 million is recorded in other noncurrent liabilities.

Based on available information, we believe that our share of possible environmental-related costs is in a range from $2.7 to $6.9 million in the aggregate. We have included $0.5 and $0.8 million in other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental related costs. We have been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites.

Active Investigative or Cleanup Sites.  We are involved in investigative or cleanup projects at certain waste disposal sites including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers, was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using

Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. For the year ended December 31, 2006, we paid $2.1 million in remediation for this project. We expect to pay an additional $0.6 million over the next twelve months.

Former Ashtabula Extrusion Plant.  Our former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the U.S. Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990 and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003, the DOE terminated the contract. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation which was completed in November 2006. In December 2005, the DOE paid the Company a settlement sufficient to cover all claims incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remedial contractor. Final termination of the Ohio Department of Health and the Ohio EPA facility permit are expected in the first half of 2007. There have been no significant updates to the project during the year ended December 31, 2006.

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, the EPA issued a consent decree to RES and it appears the final design will be completed in 2007 and remediation will be completed in 2008. There have been no significant updates to this project during the year ended December 31, 2006.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of December 31, 2006. Adoption resulted in an increase in liabilities of $15.4 million, an increase in assets of $4.6 million and a reduction in shareholders’ equity through an adjustment to accumulated other comprehensive income of $10.8 million. The adoption had no impact on our Consolidated Statement of Operations.

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

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The provisions of SAB 108 are effective as of our December 31, 2006 year-end. The adoption did not have a material impact on our results of operations, cash flows or financial position.

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires a two step process in evaluating tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the tax position at the largest amount of benefit that is cumulatively greater than fifty percent likely of being realized upon settlement. We are currently in the process of evaluating the financial impact of adopting FIN 48, which will be effective for the Company as of January 1, 2007. We anticipate that any impacts associated with the adoption will be immaterial.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods do not require adjustment under the modified-prospective-transition method.

As we had previously elected the disclosure-only provisions of SFAS 123, the adoption of SFAS 123R had a significant impact on our results of operations and cash flows. Our income before income taxes for the year ended December 31, 2006 was $2.6 million lower. Our net income for the year ended December 31, 2006 was $1.6 million lower. In addition, our basic and diluted earnings per share were $0.07 and $0.07 lower, respectively, for the year ended December 31, 2006, as a result of the adoption. Compensation cost was $4.6 million for the year ended December 31, 2006 under the provisions of SFAS 123R. Additional impacts of SFAS 123R are dependent upon levels of share-based awards granted on future dates. SFAS 123R also eliminates the presentation of the contra-equity account, “Deferred Compensation,” from the face of the Consolidated Balance Sheets and the Statement of Shareholders’ Equity which was previously acceptable under Accounting Principles Board, (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). This resulted in a reclassification of $3.1 million to “Additional Paid-in Capital” at January 1, 2006. The cumulative effect of the adoption of SFAS 123R at January 1, 2006, related to estimates for forfeitures, did not have a material effect on the our operating income, income before income taxes, income from continuing operations, net income, or basic and diluted earnings per share for the year ended December 31, 2006.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were $5.1 million lower for the year ended December 31, 2006. Also, financing cash flows were $5.1 million higher for the year ended December 31, 2006.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” in order to change the requirements for the accounting and reporting of a change in accounting principal. SFAS 154 applies to all voluntary changes in accounting principal and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principal, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 becomes effective for accounting changes and corrections of errors incurred during fiscal years beginning after December 15, 2005. We have adopted of SFAS 154 and the impact was not material to our results of operations, cash flows or financial position.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event.

Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We have adopted FIN 47 and the impact was not material to our results of operations, cash flows, or financial position.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”). We adopted SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items—if abnormal—be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the costs of conversion based upon the normal capacity of the production facilities. The adoption of this Statement did not have a material effect on our results of operations, cash flows or financial position.

Acquisitions

We continue to evaluate potential acquisition candidates to determine if they are likely to increase our earnings and value. We evaluate such potential acquisitions on the basis of their ability to enhance or improve our existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for our products. We may make acquisitions using available cash resources, borrowings under our existing credit facility, new debt financing, our Common Stock, joint venture/partnership arrangements, or any combination of the above. We did not make any acquisitions during 2006 or 2005.

On October 1, 2004, we acquired all of the stock of Claro of Montreal, Quebec, Canada. Claro is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry. The purchase was made with available cash on hand and newly issued Common Stock. The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI Common Stock with a fair value of $7.0 million. The purchase agreement provided for a post-closing audit period for adjustments to the purchase price to finalize and determine whether the target equity amount of $9.7 million existed on the closing date. We have subsequently agreed that the target equity amount was achieved and have included $0.2 million as additional purchase price allocation which was previously excluded, resulting in an increase to goodwill of $0.2 million. During the third quarter of 2005, we concluded our evaluation of pre-acquisition contingencies in accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”) and determined that the fair value of certain inventories should be reduced by $0.4 million and goodwill increased by $0.4 million.

Claro operates and reports under our F&D Group and was reflected in results of operations effective October 1, 2004.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that have a material impact on the amounts recorded for assets and liabilities and resulting revenue and expenses. Management estimates are based on historical evidence and other available information, which in management’s opinion provide the most reasonable and likely result under the current facts and circumstances. Under different facts and circumstances expected results may differ materially from the facts and circumstances applied by management.

Of the accounting policies described in Note 2 of our Consolidated Financial Statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of inventories, goodwill and intangible assets, long-lived assets, income taxes, employee benefit plans, and environmental liabilities would be most critical if management estimates were incorrect. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, duty drawback, property, plant and equipment, goodwill, pensions, post-retirement benefits, workers compensation, environmental liabilities, and income taxes.

Inventories.  Inventories are valued at cost as determined by the last-in, first out (“LIFO”), first-in, first-out (“FIFO”) and average cost methods. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation). The majority of our inventory is valued utilizing the LIFO costing methodology. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods.

Goodwill and Intangible Assets.  In the case of goodwill and long-lived assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or intangible assets may be required. Intangible assets were originally valued at fair value with the assistance of outside experts. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Intangible assets are amortized over 20 years.

Management evaluates the recoverability of goodwill by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information. The carrying value of goodwill at December 31, 2006 and 2005 was $48.6 million, representing 8% and 10% of total assets, respectively. Management relies on its estimate of cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall conditions, sales volumes and prices, costs of production, and working capital changes. The discounted cash flow evaluation is completed annually in the fourth quarter, absent any events throughout the year which would indicate an impairment. If an event were to occur that indicates a potential impairment, we would perform a discounted cash flow evaluation prior to the fourth quarter. At December 31, 2006 and 2005, the results of management’s assessment did not indicate an impairment.

Long-Lived Assets.  Management evaluates the recoverability of property, plant and equipment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances may include technological changes, changes in our business model, capital structure, economic conditions, or operating performance. Our evaluation is based upon, among other items, our assumptions about the estimated undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. Management applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows associated with the assets, and the fair value of the asset.

Income Taxes.  The likelihood of realization of deferred tax assets is reviewed by management quarterly, giving consideration to all the current facts and circumstances. Based upon their review, management records the appropriate valuation allowance to reduce the value of the deferred tax assets to the amount more likely than not to be realized. Should management determine in a future period that an additional valuation allowance is required, because of unfavorable changes in the facts and circumstances, there would be a corresponding charge to income tax expense.

Employee Benefit Plans.  Included in our accounting for defined benefit pension plans are assumptions on future discount rates, expected return on assets and rate of future compensation changes. We consider current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term assumptions in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The rate was determined taking into consideration a Corporate Yield model and a Dedicated Bond Portfolio model, as well as considering rates on high quality (Aaa-Aa) corporate bonds in order to select a discount rate that best matches the expected payment streams of the future payments. We increased our discount rate at December 31, 2006 from 2005 to determine our future benefit obligation. The discount rate at December 31, 2006 was 6.0% compared to 5.5% at December 31, 2005.

The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 6.0% used at December 31, 2006 would have the following effect on the defined benefit plans:

	−.25%		+.25%

Effect on total projected benefit obligation (PBO) (in millions)	+$	3.1	−$	3.0
Effect on subsequent years periodic pension expense (in millions)	+$	0.2	−$	0.2

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an 8.5% expected rate of return in both 2006 and 2005.

Our defined benefit pension plans weighted-average asset allocations at December 31 by asset category are as follows:

	2006	2005

Asset category:
Equity securities	59%	56%
Debt securities	36%	44%
Other	5%	0%

Total	100%	100%

Our target asset allocation as of December 31, 2006 by asset category is as follows:

Asset category:
Equity securities	56%
Debt securities	40%
Other	4%

Total	100%

Our investment policy for the defined benefit pension plans includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Company and a designated third-party fiduciary periodically review the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2007	$8,766	$2,783	$3,108
2008	9,067	2,684	3,037
2009	9,038	2,652	3,023
2010	9,013	2,669	3,054
2011	9,033	2,671	3,070
2012 to 2016	45,909	13,005	14,884

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of December 31, 2005, the Company recognized the effects of the Act in the measure of its accumulated post-retirement benefit obligation under its post-retirement benefit plan in accordance with FSP FAS 106-2. This resulted in a decrease of $2.5 million to the accumulated post-retirement benefit obligation.

We contributed $2.9 million to our qualified defined benefit pension plan in 2006. We may contribute additional amounts during 2007 if the Company determines it to be appropriate.

We currently do not have any minimum funding obligations under ERISA. However, President Bush signed the Pension Protection Act of 2006 into law on August 17, 2006 which will impose certain funding requirements beginning in 2008. Although we are currently evaluating the effects of this new legislation, we continually evaluate contributions to the pension plans.

Environmental Liabilities.  We provide for environmental liabilities when these liabilities become probable and can be reasonably estimated. We regularly evaluate and assess our environmental responsibilities. Should facts and circumstances indicate that a liability exists or that previously evaluated and assessed liabilities have changed, we will record the liability or adjust the amount of an existing liability.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

In the normal course of business, we are exposed to market risk and price fluctuations related to the purchases of certain materials and supplies used in our manufacturing operations. We obtain competitive prices for materials and supplies when available. The majority of our raw material purchases for titanium sponge are made under long-term contracts with negotiated prices.

Interest Rate Risk

We are exposed to market risk from changes in interest rates related to indebtedness. All of the our borrowings accrue interest at variable rates with spreads to prime rates, LIBOR or Canadian Dollar Offered Rate (“CDOR”). At December 31, 2006, we had approximately $1.3 million outstanding in Letters of Credit under our U.S. Credit Agreement and $13.7 million under our Canadian Credit Agreement. Since the interest rate on the debt floats with short-term market rates, we are exposed to the risk that these interest rates may increase. The Company has not entered into interest rate swaps or other types of contracts in order to manage its interest rate market risk. We believe the carrying amount of such debt is believed to approximate the fair value.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange exposure for purchases of materials, equipment and services, including wages, which are denominated in currencies other than the U.S. dollar, as well as non-dollar denominated sales and long-term debt. From time to time, we may use forward exchange contracts to manage these risks, although they are generally considered to be minimal. The majority of our sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuation.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RTI International Metals, Inc.:

We have completed integrated audits of RTI International Metals, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006. As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s report on internal control over financial reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 28, 2007

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004

Net sales	$505,389	$346,906	$209,643
Cost and expenses:
Cost of sales	332,530	240,314	184,592
Selling, general and administrative expenses	56,110	48,816	38,974
Research, technical, and product development expenses	1,496	1,642	1,181
Other operating income	—	—	538

Operating income (loss)	115,253	56,134	(14,566)
Other income	540	369	9,432
Interest income	3,172	1,418	817
Interest expense	(674)	(509)	(679)

Income (loss) from continuing operations before income taxes	118,291	57,412	(4,996)
Provision (benefit) for income taxes	42,591	20,068	(2,677)

Income (loss) from continuing operations	75,700	37,344	(2,319)
Income (loss) from discontinued operations, net of tax provision	—	1,591	(638)

Net income (loss)	$75,700	$38,935	$(2,957)

Basic earnings (loss) per share:
Continuing operations	$3.34	$1.68	$(0.11)
Discontinued operations	—	0.07	(0.03)

Net income (loss)	$3.34	$1.75	$(0.14)

Diluted earnings (loss) per share:
Continuing operations	$3.29	$1.66	$(0.11)
Discontinued operations	—	0.07	(0.03)

Net income (loss)	$3.29	$1.73	$(0.14)

Weighted-average shares outstanding:
Basic	22,657,225	22,186,966	21,309,737

Diluted	23,037,096	22,525,570	21,309,737

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$40,026	$53,353
Investments	85,035	2,410
Receivables, less allowance for doubtful accounts of $1,548 and $1,604	92,517	54,212
Inventories, net	241,638	223,394
Deferred income taxes	2,120	3,778
Other current assets	5,818	7,407

Total current assets	467,154	344,554
Property, plant and equipment, net	102,470	80,056
Goodwill	48,622	48,646
Other intangible assets, net	15,581	16,581
Deferred income taxes	9,076	5,451
Intangible pension asset	—	4,076
Other noncurrent assets	1,010	2,387

Total assets	$643,913	$501,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,055	$25,620
Accrued wages and other employee costs	17,475	10,953
Billings in excess of costs and estimated earnings	21,147	13,352
Income taxes payable	5,253	3,367
Current deferred income taxes	10,255	3
Current portion long-term debt	459	—
Current liability for post-retirement benefits	2,783	—
Current liability for pension benefits	580	—
Other accrued liabilities	9,436	8,589

Total current liabilities	101,443	61,884
Long-term debt	13,270	—
Liability for post-retirement benefits	32,445	21,070
Liability for pension benefits	22,285	25,595
Deferred income taxes	5,422	6,516
Other noncurrent liabilities	6,867	7,034

Total liabilities	181,732	122,099

Commitment and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,440,127 and 23,131,378 shares issued; 22,967,284 and 22,687,306 shares outstanding	234	231
Additional paid-in capital	289,448	278,690
Deferred compensation	—	(3,078)
Treasury stock, at cost; 472,843 and 444,072 shares	(5,285)	(4,389)
Accumulated other comprehensive loss	(31,226)	(25,112)
Retained earnings	209,010	133,310

Total shareholders’ equity	462,181	379,652

Total liabilities and shareholders’ equity	$643,913	$501,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$75,700	$38,935	$(2,957)
Net income from discontinued operations	—	(1,660)	(54)
Loss on disposal of discontinued operations	—	69	692

Net income (loss) from continuing operations	75,700	37,344	(2,319)
Adjustment for non-cash items included in net income:
Depreciation and amortization	14,292	13,263	12,448
Deferred income taxes	13,090	3,681	2,565
Stock-based compensation and other	4,568	1,647	1,123
Excess tax benefits from stock-based compensation activity	(5,102)	4,592	1,336
Loss (gain) on sale of property, plant and equipment	229	(26)	(349)
Changes in assets and liabilities:
Receivables	(36,639)	(11,488)	(10,742)
Inventories	(18,367)	(89,664)	19,868
Accounts payable	6,356	12,368	(839)
Income taxes payable	7,300	6,055	(9,623)
Billings in excess of costs and estimated earnings	7,805	8,674	(2,794)
Other current liabilities	10,918	8,418	4,341
Other assets and liabilities	3,521	(7,046)	2,180

Cash provided (used) by continuing operating activities	83,671	(12,182)	17,195
Cash provided by discontinued operating activities	—	1,473	3,487

Cash provided (used) by operating activities	83,671	(10,709)	20,682
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired, and other investing	—	(290)	(24,225)
Proceeds from disposal of property, plant and equipment	115	28	595
Purchase of investments	(85,035)	(9,150)	—
Proceeds from sale of investments	2,410	6,740	—
Capital expenditures	(35,836)	(9,486)	(5,771)

Cash used by investing activities of continuing operations	(118,346)	(12,158)	(29,401)
Cash from investing activities of discontinued operations	—	8	—

Cash used in investing activities	(118,346)	(12,150)	(29,401)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	3,694	13,811	4,023
Net borrowings under credit agreement	13,729	—	—
Excess tax benefits from stock-based compensation activity	5,102	—	—
Purchase of common stock held in treasury	(896)	(483)	(288)
Deferred charges related to credit facility	—	—	(285)

Cash provided by financing activities	21,629	13,328	3,450

Effect of exchange rate changes on cash and cash equivalents	(281)	183	—

Decrease in cash and cash equivalents	(13,327)	(9,348)	(5,269)
Cash and cash equivalents at beginning of period	53,353	62,701	67,970

Cash and cash equivalents at end of period	$40,026	$53,353	$62,701

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$321	$486	$426

Cash paid for income taxes	$16,450	$12,791	$6,086

Non-cash investing and financing activities:
Issuance of Common Stock for restricted stock awards	$2,475	$1,771	$1,301

Capital lease obligations incurred	$92	$116	$6

Common Stock issued in acquisition	$—	$—	$7,014

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity

(In thousands, except share amounts)

							Accum.
	Shares of						Other
	Common		Additional				Comp
	Stock	Common	Paid-in	Deferred	Treasury	Retained	Income/		Comprehensive
	Outstanding	Stock	Capital	Compensation	Stock	Earnings	(Loss)	Total	Income (Loss)

Balance at December 31, 2003	20,935,497	$213	$244,860	$(2,009)	$(3,618)	$97,332	$(19,118)	$317,660
Shares issued for directors’ compensation	18,179	—	265	(265)	—	—	—	—
Shares issued for restricted stock award plans	69,250	1	1,035	(1,036)	—	—	—	—
Compensation expense recognized	—	—	—	811	—	—	—	811
Treasury stock purchased at cost	(19,275)	—	—	—	(288)	—	—	(288)
Exercise of employee Options including tax benefits	411,005	3	5,356	—	—	—	—	5,359
Net loss	—	—	—	—	—	(2,957)	—	(2,957)	$(2,957)
Stock issued in Claro purchase	358,908	4	7,010	—	—	—	—	7,014
Adjustment to excess minimum pension liability(a)	—	—	—	—	—	—	(3,794)	(3,794)	(3,794)
Foreign currency translation	—	—	—	—	—	—	153	153	153

Comprehensive loss									$(6,598)

Balance at December 31, 2004	21,773,564	$221	$258,526	$(2,499)	$(3,906)	$94,375	$(22,759)	$323,958
Shares issued for directors’ compensation	12,036	—	311	(311)	—	—	—	—
Shares issued for restricted stock award plans	66,000	1	1,459	(1,460)	—	—	—	—
Compensation expense recognized	—	—	—	1,192	—	—	—	1,192
Treasury stock purchased at cost	(22,458)	—	—	—	(483)	—	—	(483)
Exercise of employee Options including tax benefits	858,164	9	18,394	—	—	—	—	18,403
Net loss	—	—	—	—	—	38,935	—	38,935	$38,935
Adjustment to excess minimum pension liability(a)	—	—	—	—	—	—	(4,817)	(4,817)	(4,817)
Foreign currency translation	—	—	—	—	—	—	2,464	2,464	2,464

Comprehensive income									$36,582

Balance at December 31, 2005	22,687,306	$231	$278,690	$(3,078)	$(4,389)	$133,310	$(25,112)	$379,652
Shares issued for directors’ compensation	5,904	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	46,860	1	—	—	—	—	—	1
Compensation expense recognized	—	—	4,606	—	—	—	—	4,606
Treasury stock purchased at cost	(19,871)	—	—		(896)	—	—	(896)
Exercise of employee Options	255,985	2	3,692	—	—	—	—	3,694
Forfeiture of restricted stock awards	(8,900)	—	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	5,538	—	—	—	—	5,538
SFAS 123R reclassification	—	—	(3,078)	3,078	—	—	—	—
Net income	—	—	—	—		75,700	—	75,700	$75,700
Adjustment to excess minimum pension liability(a)	—	—	—	—	—	—	5,125	5,125	5,125
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	(10,806)	(10,806)
Foreign currency translation	—	—	—	—	—	—	(433)	(433)	(433)

Comprehensive income	—	—	—	—	—	—	—	—	$80,392

Balance at December 31, 2006	22,967,284	$234	$289,448	$—	$(5,285)	$209,010	$(31,226)	$462,181

(a)	Minimum pension liability adjustments in 2006, 2005, and 2004 are net of tax benefits (losses) of ($1,956), $2,562, and $2,042, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—ORGANIZATION AND OPERATIONS:

The accompanying Consolidated Financial Statements of RTI International Metals, Inc. and its subsidiaries (the “Company” or “RTI”) include the financial position and results of operations for the Company.

The Company is a leading U.S. producer of titanium mill products and fabricated metal components for the global market. RTI is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial applications. The titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate and sheet. The Titanium Group also produces ferro titanium alloys for steel-making customers and processes and distributes titanium powder. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The Consolidated Financial Statements include the accounts of RTI International Metals, Inc. and its majority owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Use of estimates:

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable,

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

inventories, duty drawback, property, plant and equipment, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities, and income taxes.

Fair value:

For certain of the Company’s financial instruments and account groupings, including cash, accounts receivable, accounts payable, accrued wages and other employee costs, billings in excess of costs and estimated earnings, other accrued liabilities, and long-term debt, the carrying value approximates the fair value of these instruments and groupings.

Cash equivalents:

The Company considers all cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds.

Investments:

Management determines the appropriate classification of investments at the time of acquisition and reevaluates such determination at each balance sheet date. At December 31, 2006 and 2005, the Company had $85,035 and $2,410, respectively, in highly-liquid variable rate demand securities (“VRDS”), classified as available-for-sale and carried at fair value, with net of tax unrealized holding gains and losses, if any, reported as a separate component of stockholders’ equity. The Company invests in VRDS to generate higher returns than traditional money market investments. These securities have a weekly put feature that allows the investor to sell all or a portion of the security back to the issuer and receive cash within seven days, giving the investor weekly liquidity. Because the securities are purchased and sold at par, we had no realized or unrealized gains or losses related to these securities during the years ended December 31, 2006 and 2005. All income related to these investments was recorded as interest income. We only invest in VRDS with high credit quality issuers and limit the amount of investment exposure to any one issuer.

Receivables:

Receivables are carried at net realizable value. Estimates are made as to the Company’s ability to collect outstanding receivables, taking into consideration the amount, customer’s financial condition and age of the debt. The Company ascertains the net realizable value of amounts owed and provides an allowance when collection becomes doubtful. Receivables are expected to be collected in the normal course of business and consist of the following:

	December 31,
	2006	2005

Trade and commercial customers	$94,065	$55,816
Less: Allowance for doubtful accounts	(1,548)	(1,604)

Total receivables	$92,517	$54,212

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 57% of the Company’s inventories as of December 31, 2006 and 2005, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. A

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

decrement in LIFO inventories decreased pre-tax income by $5 and $1,150 for the years ended December 31, 2006 and 2004, respectively. There was no decrement in 2005.

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials and supplies	$70,662	$66,533
Work-in-process and finished goods	210,629	195,870
LIFO reserve	(39,653)	(39,009)

Total inventories	$241,638	$223,394

As of December 31, 2006 and 2005, the current cost of inventories exceeded their carrying value by $39,653 and $39,009, respectively. The Company’s FIFO inventory value is used to approximate current costs.

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

The Company takes a credit to cost of sales when it receives notification from its agent that the claim has been accepted by the U.S. Customs Department. The Company recognized cost reduction amounts of $4,784, $2,406 and $800 in 2006, 2005, and 2004, respectively. The Company assesses the net realizable value of outstanding claims to the Company based on the age of the claim and may provide for an allowance for amounts not received in a timely manner. At December 31, 2006 and 2005, the Company was owed $3,433 and $2,917, respectively, from U.S. Customs. The Company provided allowances of $608 in 2006 and $663 in 2005. The Company’s other current assets consist of the following:

	December 31,
	2006	2005

Receivable from U.S. Customs for recovery of import duties, less allowance for uncollectible accounts of $608 and $663, respectively	$2,825	$2,254
Miscellaneous non-trade receivable	485	284
Prepaid insurance	1,141	815
Deposits	836	2,865
Other prepayments	531	1,189

Total other current assets	$5,818	$7,407

Property, plant and equipment:

The cost of property, plant and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the periods included in these financial statements, the Company did not capitalize interest expense. During all periods presented, interest expense incurred was primarily related to fees on unused capacity for the Company’s unsecured credit facility.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Property, plant and equipment is stated at cost and consists of the following:

	December 31,
	2006	2005

Land	$3,181	$967
Building and improvements	46,736	46,398
Machinery and equipment	177,974	173,410
Computer hardware and software, furniture, and fixtures, and other	46,219	39,486
Construction in progress	20,762	2,431

	$294,872	$262,692
Less: Accumulated depreciation	(192,402)	(182,636)

Total property, plant and equipment, net	$102,470	$80,056

In general, depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $13,191, $12,494, and $12,014, respectively. For financial accounting purposes, depreciation and amortization are provided over the following useful lives:

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

Under SFAS 142, goodwill amortization ceased and the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate an impairment, the Company performs annual impairment testing during the fourth quarter. There have been no impairments to date. In the case of goodwill

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

and long-lived assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or long-lived assets may be required.

Intangible assets consist of customer relationships as a result of our 2004 acquisition of Claro Precision, Inc. (“Claro”). These intangible assets, which were recorded at fair value, are being amortized over 20 years. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Amortization expense related to intangible assets subject to amortization was $991, $804, and $200 for the years ended December 31, 2006, 2005, and 2004. Estimated annual amortization expense is expected to be $966 for each of the next five successive years.

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2005 and 2006 was as follows:

	December 31,	Translation	December 31,
	2005	Adjustment	2006

Titanium Group	$2,591	$—	$2,591
Fabrication & Distribution Group	46,055	(24)	46,031

Total goodwill	$48,646	$(24)	$48,622

Intangibles.  The carrying amount of intangible assets attributable to each segment at December 31, 2005 and December 31, 2006 was as follows:

	December 31,		Translation	December 31,
	2005	Amortization	Adjustment	2006

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	16,581	(991)	(9)	15,581

Total intangible assets	$16,581	$(991)	$(9)	$15,581

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

Environmental:

The Company expenses environmental expenditures related to existing conditions from which no future benefit is determinable. Expenditures that enhance or extend the life of the asset are capitalized. The Company determines its liability for remediation on a site by site basis and records a liability when it is probable and can be reasonably estimated. The Company has included in other current and noncurrent assets an amount that it expects to collect from third parties as reimbursement for such expenses. This amount represents the contributions from third parties in conjunction with the Company’s most likely estimate of its environmental liabilities. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

Treasury stock:

The Company accounts for treasury stock under the cost method and includes such shares as a reduction of total shareholders’ equity.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Revenue and cost recognition:

Revenues from the sale of products are recognized upon passage of title, risk of loss, and risk of ownership to the customer. Title, risk of loss and ownership in most cases coincides with shipment from the Company’s facilities. On occasion, the Company may use shipping terms of FOB-Destination or Ex-Works.

The Company uses the completed contract accounting method for long term contracts which results in the deferral of costs and estimated earnings on uncompleted contracts, net of progress billings. This amount is included in “Inventories” on the Consolidated Balance Sheets. This amount was $7,030 in 2006 and $11,117 in 2005. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Research and development:

Research and development costs are expensed as incurred. These costs amounted to $1,496, $1,642, and $1,181 in 2006, 2005, and 2004, respectively.

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

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires amounts recognized in the financial statements to be determined on an actuarial basis, rather than as contributions are made to the plan.

Other post-retirement benefits:

The Company provides health care benefits and life insurance coverage for certain of its employees and their dependents. Under the Company’s current plans, certain of the Company’s employees will become eligible for those benefits if they reach retirement age while working with the Company. In general, employees of the Titanium Group are covered by post-retirement health care and life insurance benefits.

The Company also sponsors a post-retirement plan covering certain employees. This plan provides health care benefits for eligible employees. We account for these benefits in accordance with SFAS No. 106 “Employers’

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Accounting for Post-retirement Benefits Other than Pensions” (“SFAS 106”), which requires that amounts recognized in financial statements be determined on a actuarial basis, rather than as benefits are paid.

The Company does not pre-fund post-retirement benefit costs, but rather pays claims as presented.

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

SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The Company evaluates quarterly the available evidence supporting the realization of deferred tax assets and adjusts the valuation allowance accordingly.

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

The functional currency of the Company’s Canadian subsidiary is the local currency. Assets and liabilities are translated at year-end exchange rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are reported as a component of shareholders’ equity and are not included in income. Foreign currency transaction gains and losses are included in net income for the period.

Transactions and balances denominated in currencies other than the functional currency of the transacting entity are remeasured at current rates when the transaction occurs and at each balance sheet date.

Derivative financial instruments:

The Company may enter into derivative financial instruments only for hedging purposes. Derivative instruments are used as risk management tools. The Company does not use these instruments for trading or speculation. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure upon inception of the instrument. If a derivative instrument fails to meet the criteria as an effective hedge, gains and losses are recognized currently in income. There were no derivatives entered into for hedging purposes in 2006 and 2005.

Stock-based compensation:

Prior to January 1, 2006, the Company accounted for stock-based compensation cost under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and had elected the disclosure-only alternative under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”), for stock options awarded by the Company. For restricted stock awards, the Company had been recording deferred stock-based compensation cost based on the intrinsic value of the Common Stock on the date of the award and amortizing the compensation over the vesting period of each individual award. For stock option awards, compensation cost was not recognized in the Consolidated Statement of Operations prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the twelve months ended December 31, 2006 includes: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods do not require adjustment under the modified-prospective-transition method.

As the Company had previously elected the disclosure-only provisions of SFAS 123, the adoption of SFAS 123R had a significant impact on our results of operations and cash flows. The Company’s income before income taxes for the year ended December 31, 2006 was $2,556 lower. The Company’s net income for the year ended December 31, 2006 was $1,610 lower. In addition, the Company’s basic and diluted earnings per share were $0.07 and $0.07 lower, respectively, for the year ended December 31, 2006, as a result of the adoption. Compensation cost was $4,606, for the year ended December 31, 2006 under the provisions of SFAS 123R. Additional impacts of SFAS 123R are dependent upon levels of share-based awards granted on future dates. SFAS 123R also eliminates the presentation of the contra-equity account, “Deferred Compensation,” from the face of the Consolidated Balance Sheets and the Statement of Changes in Shareholders’ Equity which was previously acceptable under APB 25. This resulted in a reclassification of $3,078 to “Additional Paid-in Capital” at January 1, 2006. The cumulative effect of the adoption of SFAS 123R at January 1, 2006, related to estimates for forfeitures and did not have a material effect on the Company’s operating income, income before income taxes, income from continuing operations, net income or basic and diluted earnings per share.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were $5,102 lower for the year ended December 31, 2006. Also, financing cash flows were $5,102 higher for the year ended December 31, 2006.

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

Prior to the adoption of SFAS 123R, the Company amortized the expense associated with retirement eligible employees over the explicit vesting period of the award and upon actual retirement would accelerate the remaining expense. SFAS 123R, however, requires the immediate recognition of compensation cost at the grant date of an award for retirement eligible employees. Also, for employees approaching retirement eligibility, amortization of compensation cost is to be recognized over the period from the grant date through the retirement eligibility date. For awards granted prior to the adoption of SFAS 123R, the Company will continue to recognize compensation cost for retirement eligible employees over the explicit vesting period and accelerate any remaining unrecognized compensation cost when an employee retires. For awards granted or modified after the adoption SFAS 123R, compensation expense for retirement eligible employees will be recognized over a period to the date the employee first becomes eligible for retirement. In the event an employee is retirement eligible at the date of grant of an award then the related compensation cost would be immediately recognized. Had the Company applied the provisions of

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

SFAS 123R related to retirement eligible employees for the year ended December 31, 2005, additional compensation cost of $1,105 would have been incurred.

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

	Years Ended December 31,
	2005	2004

Net income (loss), as reported	$38,935	$(2,957)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	775	365
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(1,384)	(761)

Pro forma net income (loss)	$38,326	$(3,353)

Earnings per share:
Basic—as reported	$1.75	$(0.14)
Basic—pro forma	$1.73	$(0.16)
Diluted—as reported	$1.73	$(0.14)
Diluted—pro forma	$1.70	$(0.16)

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $4,606, $1,192, and $811 for the years ended December 31, 2006, 2005, and 2004, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $1,658, $417, and $446 for the years ended December 31, 2006, 2005, and 2004, respectively. There was no compensation cost capitalized in inventory or fixed assets for the years ended December 31, 2006, 2005, or 2004.

New Accounting Standards

In September 2006, the, Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of the year ended December 31, 2006. Adoption resulted in an increase in liabilities of $15,407 million, an increase in assets of $4,601 million and a reduction in shareholders’ equity through an adjustment to accumulated other comprehensive income of $10,806 million. The adoption had no impact on our results of operations or cash flows.

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

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The provisions of SAB 108 are effective as of our December 31, 2006 year-end. The adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires a two step process in evaluating tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the tax position at the largest amount of benefit that is cumulatively greater than fifty percent likely of being realized upon settlement. The Company is currently in the process of evaluating the financial impact of adopting FIN 48, which will be effective for the Company on January 1, 2007. We anticipate that any cumulative effect associated with the adoption will be immaterial.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” in order to change the requirements for the accounting and reporting of a change in accounting principal. SFAS 154 applies to all voluntary changes in accounting principal and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principal, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 becomes effective for accounting changes and corrections of errors incurred during fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has adopted FIN 47 and the impact was not material to its results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs.” The Company adopted SFAS 151 on a prospective basis as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material. SFAS 151 requires that those items, if abnormal, be recognized as expenses in the period incurred. SFAS 151 requires the allocation of fixed production overheads to the costs of conversion based upon the normal capacity of the production facilities. The adoption of this Statement did not have a material effect on the Company’s results of operations, cash flows, or financial condition.

Note 3—ACQUISITIONS:

On October 1, 2004, RTI acquired all of the stock of Claro of Montreal, Quebec, Canada. Claro is a manufacturer of precision-machined components and complex mechanical and electrical assemblies for the aerospace industry. The purchase was made with available cash on hand and newly issued Common Stock.

The aggregate purchase price was $30.6 million consisting of cash of $23.6 million less cash acquired of $1.6 million and 358,908 shares of RTI Common Stock with a fair value of $7.0 million. The purchase agreement

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

provided for a post-closing audit period for adjustments to the purchase price to finalize and determine whether the target equity amount of $9.7 million existed on the closing date. The Company has subsequently agreed that the target equity amount was achieved and has included $0.2 million as additional purchase price allocation which was previously excluded, resulting in an increase to goodwill of $0.2 million. During the third quarter of 2005, the Company concluded its evaluation of the purchase price allocation in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”) and determined that the fair value of certain inventories should be reduced by $0.4 million and goodwill increased by $0.4 million.

Claro operates and reports under the Company’s F&D Group and was reflected in results of operations effective October 1, 2004.

The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed from Claro based on their fair market values as of October 1, 2004 and includes adjustments determined during the third quarter of 2005. In accordance with SFAS 141, the purchase price was assigned to the assets and liabilities acquired based on fair value.

Allocated
Purchase
Price

Acquired assets:
Accounts receivable	$2,802
Inventories	4,328
Other assets	46
Property, plant & equipment	3,836
Goodwill	11,090
Intangible assets	16,200

Total assets	38,302
Acquired liabilities:
Accounts payable	1,010
Income taxes payable	1,543
Current deferred income taxes liability	1,145
Other accrued liabilities	160
Noncurrent deferred income taxes	5,414

Total liabilities	9,272

Net assets acquired	$29,030

Purchase price:
Cash, net of cash acquired	$22,016
RTI Common Stock	7,014

$29,030

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following unaudited pro forma information for RTI is provided to include the results of Claro as if the acquisition had been consummated January 1, 2004.

Pro Forma
2004

Net sales	$235,999
Income from continuing operations	434
Income from continuing operations per share:
Basic	0.02
Diluted	0.02
Net loss	$(533)
Net loss per share:
Basic	(0.03)
Diluted	(0.03)

The $16,200 of intangible assets represent the assigned value of customer relationships with an estimated useful life of approximately 20 years. Accumulated amortization at December 31, 2006 and 2005 related to these intangible assets was $1,928 and $964, respectively. Goodwill of $11,090 resulted from the acquisition and is non-deductible for income tax purposes in Canada. Additionally, inventory and fixed assets were stepped-up to approximate fair market value and are being depreciated in accordance with the Company’s accounting policies.

The pro forma combined financial results have been prepared for comparative purposes only as described above. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2004, or of future results of the consolidated entities.

Note 4—EARNINGS PER SHARE:

Earnings per share amounts for each period are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share was computed by dividing net income by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004

Numerator:
Income (loss) from continuing operations	$75,700	$37,344	$(2,319)
Income (loss) from discontinued operations, net of tax provision	—	1,591	(638)

Net income	$75,700	$38,935	$(2,957)

Denominator:
Basic weighted-average shares outstanding	22,657,225	22,186,966	21,309,737
Effect of dilutive shares	379,871	338,604	—

Diluted weighted-average shares outstanding	23,037,096	22,525,570	21,309,737

Basic earnings per share:
Continuing operations	$3.34	$1.68	$(0.11)
Discontinued operations	—	0.07	(0.03)

Net income (loss)	$3.34	$1.75	$(0.14)

Diluted earnings per share:
Continuing operations	$3.29	$1.66	$(0.11)
Discontinued operations	—	0.07	(0.03)

Net income (loss)	$3.29	$1.73	$(0.14)

Options to purchase 4,176 and 451,230 shares of Common Stock at an average price of $34.90 and $22.16 have been excluded from the calculation of diluted earnings per share because the exercise price of the options exceeded the weighted-average market price of the Company’s Common Stock in 2005 and 2004, respectively. There were no options to purchase shares of Common Stock excluded from the calculation of earnings per share for the year ended December 31, 2006.

Note 5—INCOME TAXES:

The “Provision (benefit) for income taxes” caption in the consolidated statements of operations includes the following income tax expense (benefit) from continuing operations:

	December 31, 2006			December 31, 2005			December 31, 2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$25,736	$13,860	$39,596	$14,366	$5,800	$20,166	$(6,201)	$3,008	$(3,193)
State	2,447	1,601	4,048	723	(1,436)	(713)	116	(249)	(133)
Foreign	1,318	(2,371)	(1,053)	1,298	(683)	615	630	19	649

Total	$29,501	$13,090	$42,591	$16,387	$3,681	$20,068	$(5,455)	$2,778	$(2,677)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table sets forth the components of income (loss), from continuing operations before income taxes by jurisdiction:

	Years Ended December 31,
	2006	2005	2004

United States	$122,813	$57,944	$(4,488)
Foreign	(4,522)	(532)	(508)

	$118,291	$57,412	$(4,996)

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2006	2005	2004

Statutory rate of 35% applied to income before income taxes	$41,402	$20,094	$(1,749)
State income taxes, net of federal tax effects	2,656	(502)	(127)
Adjustments of tax reserves and prior years income taxes	(403)	(95)	(850)
Effects on foreign operations	(358)	553	(604)
Other	(110)	(36)	76
Valuation allowance	(596)	54	577

Total provision	$42,591	$20,068	$(2,677)

Effective tax rate	36%	35%	54%

At the end of 2005, foreign tax credit carryforwards were fully impaired with a valuation allowance of $593. Upon the filing of the 2005 federal income tax return, the Company’s foreign tax credit profile had improved, allowing for the utilization of a portion of these previously impaired deferred tax assets and allowing for the utilization of the remaining foreign tax credit carryforwards on the 2006 federal income tax return, effectively releasing the full valuation in the third quarter of 2006.

The amount associated with 2005 state taxes reflects a benefit of $1.3 million attributable to a change in the Company’s Ohio tax status. In prior years, operating forecasts suggested that the Company would pay Ohio tax based on its net worth; accordingly, no deferred income taxes were provided. In 2005, operating forecasts indicated that the Company would pay income tax, which resulted in the establishment of Ohio deferred tax assets through this benefit to tax expense.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2006	2005

Deferred tax assets:
Inventories	$—	$948
Postretirement benefit costs	13,807	7,623
Employment costs	5,886	2,454
Foreign tax credits	—	847
Environmental related costs	1,282	1,263
Foreign tax loss carryforwards	1,043	507
Pension costs	5,681	7,188
State tax credit & net operating loss carryforwards (Expire 2008 through 2024)	575	629
Other	1,344	1,157

Gross deferred tax assets	29,618	22,616
Valuation allowance	(35)	(631)

Total deferred tax assets	29,583	21,985
Deferred tax liabilities:
Inventories	(16,630)	—
Property, plant and equipment	(10,638)	(12,147)
Intangible assets	(6,336)	(6,340)
Other	(460)	(788)

Total deferred tax liabilities	(34,064)	(19,275)

Net deferred tax asset (liability)	$(4,481)	$2,710

Note 6—OTHER OPERATING INCOME AND OTHER INCOME:

For the years ended December 31, 2006, 2005, and 2004, the components of other operating income and other income are as follows:

	Years Ended December 31,
	2006	2005	2004

Other operating income:
Gain on disposal of plant sites	$—	$—	$441	(1)
Other miscellaneous	—	—	97

Total consolidated operating income	$—	$—	$538

Other Income:
Gain on receipt of liquidated damages	$—	$—	$9,139	(2)
Foreign exchange gains and other	540	369	293

Total consolidated other income	$540	$369	$9,432

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

(1)	Other operating income in 2004 included the gain on the sale of the Company’s RMI Metals (“MICRON”) site in Salt Lake City, Utah, of $441 and the income from a deferred gain on a sale/leaseback of one of the Company’s Ashtabula, Ohio facilities previously used for storage of $97.

(2)	These gains were financial settlements from Boeing Commercial Airplane Group relating to Boeing’s failure to meet minimum order requirements under terms of a long-term agreement between RTI and Boeing. The long-term agreement between RTI and Boeing expired December 31, 2003.

Note 7—LONG-TERM DEBT:

On December 27, 2006, the Company’s wholly-owned, Canadian subsidiary, Claro, entered into a Credit Agreement (the “Credit Agreement”) with National City Bank, Canada Branch. The Credit Agreement provides for an unsecured $16 million Canadian dollars credit facility which RTI intends to use to finance its previously announced expansion of Claro’s operations in Laval, Canada. The outstanding balance was $13,729 U.S. Dollars as of December 31, 2006. The Credit Agreement operates as a revolving credit facility until July 1, 2007, at which time the outstanding principal and interest will convert to a ten-year term loan (the “Credit Facility”). The Credit Facility is guaranteed by RTI and each of its domestic subsidiaries. The Credit Facility bears interest at a rate ranging from Canadian Dollar Offered Rate (“CDOR”) plus 0.65% to CDOR plus 2.25% or Canadian Prime minus 0.75% to Canadian Prime plus 0.75%, the pricing level is dependent on the Company’s leverage ratio. Repayment of interest only is required during the revolver period. Upon conversion to a term loan, the loan will be repaid in 39 equal quarterly principal and interest payments (based on a 15-year amortization schedule) and a final quarter balloon payment of outstanding principal and interest. The Credit Agreement also contains financial covenants for the Company which are consistent with its existing $90 million U.S. credit facility plus a debt service coverage ratio of EBITDA to principal amount of all indebtedness, capital lease and interest payments of at least 1.25 to 1.00. The Company had outstanding borrowings of $13,729 million (U.S.) and was in compliance with all covenants as of December 31, 2006.

On August 3, 2006, the Company entered into an interest-free loan agreement which allows for borrowings of up to $5,175 Canadian Dollars. At December 31, 2006 exchange rates, this agreement allows for borrowings of up to $4,441 U.S. Dollars. The Company anticipates utilizing all availability associated with this credit facility over the next twelve months. This loan was obtained through an affiliate of the Canadian government and is to be used for new equipment related to the capital expansion efforts at its Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning twenty-four months following the first disbursement of the loan. The Company has no borrowings outstanding as of December 31, 2006.

On July 25, 2006, the Company entered into the second amendment to our existing credit agreement (“agreement”) dated April 12, 2002 which was previously amended on September 4, 2004. The July 25, 2006 amendment was entered into to allow the Company to obtain financing outside of the agreement associated with the capital expansion efforts at its Montreal, Canada location.

The substantive terms and conditions of the amended agreement remain unchanged and provide for $90 million of standby credit through May 31, 2008. The Company has the option to increase the available credit to $100 million with the addition of another bank, without the approval of the existing bank group.

Under the terms of the agreement, the Company, at our option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank’s prime rate or the Federal Funds Effective Rate plus 0.5% per annum), or (b) LIBOR plus a spread (ranging from 1.0% to 2.25%) determined by the ratio of our consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The credit agreement contains restrictions, among others, on the minimum cash flow required, and the maximum leverage ratio permitted. At December 31, 2006, there was approximately $1,320 of standby letters of credit outstanding under the facility, the Company was in compliance with all covenants, and had a borrowing capacity equal to $88,680.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Long-term debt consists of the following:

December 31,
2006

RTI Claro Credit Agreement	$13,729
Less: Current portion	(459)

Total long-term debt	$13,270

Future maturities of long-term debt at December 31, 2006:

2007	$459
2008	917
2009	917
2010	917
2011	917
Thereafter	9,602

Total	$13,729

Note 8—EMPLOYEE BENEFIT PLANS:

The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participant’s years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other Company employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2006, 2005 and 2004 expenses related to 401(k) plans were approximately $612, $552, and $428, respectively.

On August 17, 2006, President Bush signed the Pension Protection Act of 2006 into law. The Company is currently evaluating the effects of this new legislation.

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of December 31, 2006. The impacts of adoption are presented within this Note.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table provides reconciliations of the changes in the Company’s pension and other post-employment benefit plan obligations, the values of plan assets, amounts recognized in Company’s financial statements, and principal weighted-average assumptions used. The Company uses a December 31 measurement date for all plans.

The defined benefit pension plan disclosure below includes the Company’s four qualified pension plans, and two non-qualified pension plans.

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2006	2005	2006	2005

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$121,690	$113,989	$29,722	$29,462
Service Cost	2,037	2,273	448	384
Interest Cost	6,475	6,653	1,589	1,640
Actuarial (gain) loss	(2,611)	6,691	(2,557)	549
Amendment	51	—	8,311	—
Benefits paid	(8,039)	(7,916)	(2,285)	(2,313)

Projected benefit obligation at end of year	$119,603	$121,690	$35,228	$29,722

Change in plan assets:
Fair value of plan assets at beginning of year	$92,049	$88,889	$—	$—
Actual return on plan assets	9,851	2,076	—	—
Employer contributions	2,877	9,000	—	—
Benefits paid	(8,039)	(7,916)	—	—

Fair value of plan assets at end of year	$96,738	$92,049	$—	$—

Funded status	$(22,865)	$(29,642)	$(35,228)	$(29,722)

Unrecognized actuarial loss		46,709		7,602
Unrecognized prior service cost		4,073		1,050

Net amount recognized		$21,140		$(21,070)

Amounts recognized in the Consolidated Balance
Sheet consist of:
Intangible assets	$—	$4,076	$—	$—
Current liabilities	(580)	—	(2,783)
Noncurrent liabilities	(22,285)	(25,595)	(32,445)	(21,070)
Accumulated other comprehensive income	—	42,659		—

Net amount recognized	$(22,865)	$21,140	$(35,228)	$(21,070)

Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial loss	$25,286		$1,244
Prior service cost	2,090		5,833

Total	$27,376		$7,077

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158

Effect of applying FASB Statement No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006:
Intangible assets	$3,254	$(3,254)	$—
Current deferred income tax assets	1,105	1,015	2,120
Non-current deferred income tax assets	2,236	6,840	9,076
Total assets	639,312	4,601	643,913
Liabilities for pension benefit—current	—	580	580
Liabilities for postretirement benefit—current	—	2,783	2,783
Liabilities for pension benefit—long term	18,603	3,682	22,285
Liabilities for postretirement benefit— long term	24,083	8,362	32,445
Total liabilities	166,325	15,407	181,732
Accumulated other comprehensive income	(20,420)	(10,806)	(31,226)
Total shareholders’ equity	$472,987	$(10,806)	$462,181

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.00%	5.50%	6.00%	5.50%
Rate of increase to compensation levels	3.80%	3.80%	3.80%	3.80%
Measurement date	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of increase to compensation levels	3.80%	3.80%	3.80%	3.80%
Measurement date	12/31/2006	12/31/2005	12/31/2006	12/31/2005

The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic / financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company considers a variety of sources that provide rates on high quality (Aaa-Aa) corporate bonds and other sources in order to select a discount rate that best matches its pension investment profile. The components of net periodic pension and post-retirement benefit cost are as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2006	2005	2004	2006	2005	2004

Service Cost	$2,037	$2,273	$2,289	$448	$384	$381
Interest Cost	6,475	6,653	6,338	1,589	1,640	1,626
Expected return on plan assets	(8,058)	(7,682)	(8,023)	—	—	—
Prior service cost amortization	832	956	572	386	175	193
Amortization of actuarial loss	2,483	2,048	1,418	175	373	373

Net periodic benefit cost	$3,769	$4,248	$2,594	$2,598	$2,572	$2,573

In addition to the net periodic benefit cost of $2,598 related to the Company’s Post-retirement Benefit Plan, the Company recorded a 2006 one-time charge of $2,700 in connection with comprehensive plan design changes made to the Plan. These design changes resulted in an amendment to the current plan to mitigate increasing costs associated with health care.

The Company estimates that pension expense for the year ended December 31, 2007, will include expense of $2,919, resulting from the amortization of its related accumulated actuarial loss included in Accumulated Other Comprehensive Income at December 31, 2006.

The Company estimates that OPEB expense for the year ended December 31, 2007, will include income of $1,214, resulting from the amortization of its related accumulated actuarial gain included in Accumulated Other Comprehensive Income at December 31, 2006.

The discount rate is a significant factor in determining the amounts reported. A one quarter percentage point change in the discount rate of 6.0% used at December 31, 2006 would have the following effect on the defined benefit plans in millions of dollars:

	.25%		+.25%

Effect on total projected benefit obligation (PBO) (in millions)	+$	3.1	−$	3.0
Effect on subsequent years periodic pension expense (in millions)	+$	0.2	−$	0.2

The Company’s defined benefit pension plans weighted-average asset allocations at December 31 by asset category are as follows:

	2006	2005

Asset category:
Equity securities	59%	56%
Debt securities	36%	44%
Other	5%	0%

Total	100%	100%

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s target asset allocation as of December 31, 2006 by asset category is as follows:

Asset category:
Equity securities	56%
Debt securities	40%
Other	4%

Total	100%

The Company’s investment policy for the defined benefit pension plan includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges, shown above, by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Company and a designated third-party fiduciary periodically review the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

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

Other post-retirement benefit plans.  The ultimate costs of certain of the Company’s retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of December 31, 2005, the Company recognized the effects of the Act in the measure of its accumulated post-retirement benefit obligation under its post-retirement benefit plan in accordance with FASB Staff Position FAS 106-2. This resulted in a decrease of $2,500 to the accumulated post-retirement benefit obligation.

All of the benefit payments are expected to be paid from Company assets. These estimates are based on current benefit plan coverages and, in accordance with the Company’s rights under the plan, these coverages may be modified, reduced, or terminated in the future.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Post-Retirement Benefit	Post-Retirement Benefit
	Benefit	Plan (including	Plan (not including
	Plans	Plan D subsidy)	Plan D subsidy)

2007	$8,766	$2,783	$3,108
2008	9,067	2,684	3,037
2009	9,038	2,652	3,023
2010	9,013	2,669	3,054
2011	9,033	2,671	3,070
2012 to 2016	45,909	13,005	14,884

The Company contributed $2.9 million to its qualified defined benefit pension plan in 2006. The Company may contribute additional amounts during 2007 if the Company determines it to be appropriate.

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

The supplemental and excess pension plans are included and disclosed within the pension benefit plan information within this Note.

Letter agreements.  Under an employment agreement dated August 1, 1999 between the Company and John H. Odle, Executive Vice President, the Company agreed that if he continues in active employment until either age 65, or such earlier date as the Board of Directors may approve, the Company, at his retirement, will pay him a one-time lump sum payment for approximately nine years of non-pensionable service attributable to periods which pre-date his current period of employment, calculated pursuant to the Company’s Pension and its Supplemental Pension Program.

Under a letter agreement dated December 2, 2003, between the Company and Timothy G. Rupert, Chief Executive Officer, the Company agreed that he will receive a benefit upon retirement for approximately twenty-three years of service with another company, which was a former owner of RTI, calculated pursuant to the Company’s Pension Program.

At December 31, 2006, the Company has accrued $1,238 within other noncurrent liabilities for the expected benefits to be paid under these letter agreements.

Note 9—LEASES:

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $3,090, $3,000, and $4,000 in the years ended December 31, 2006, 2005, and 2004, respectively. Amounts recognized as capital lease obligations are reported in other accrued liabilities and other non-current liabilities in the Consolidated Balance Sheet.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s future minimum commitments under operating and capital leases for years after 2006 are as follows (in thousands):

	Operating	Capital

2007	$3,165	$57
2008	2,201	44
2009	1,537	37
2010	920	15
2011	212	12
Thereafter	242	4

Total lease payments	$8,277	169

Less: Interest portion		(32)

Amount recognized as capital lease obligations		$137

Note 10—BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $21,147 and $13,352 as of December 31, 2006 and 2005, respectively. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 11—TRANSACTIONS WITH RELATED PARTIES:

The Company has not made any significant transactions with related parties for the years ended December 31, 2006, 2005, and 2004.

Note 12—SEGMENT REPORTING:

The Company’s reportable segments are the Titanium Group and the F&D Group.

The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets. Titanium mill products are sold primarily to customers such as metal fabricators, forge shops and, to a lesser extent, metal distribution companies. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate, or further process mill products into finished or semi-finished components or parts.

The F&D Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded, and rolled shapes for aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size, and just-in-time delivery services of titanium, steel, and other metal products.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Years Ended December 31,
	2006	2005	2004

Net sales:
Titanium Group	$204,881	$130,180	$48,669
Intersegment sales	151,983	96,079	56,920

Total Titanium Group net sales	356,864	226,259	105,589
Fabrication & Distribution Group	300,508	216,726	160,974
Intersegment sales	5,641	4,929	1,470

Total Fabrication & Distribution Group net sales	306,149	221,655	162,444
Eliminations	157,624	101,008	58,390

Total consolidated net sales	$505,389	$346,906	$209,643

Operating income (loss):
Titanium Group before corporate allocations	$86,767	$49,331	$(5,817)
Corporate allocations	(8,306)	(8,497)	(5,227)

Total Titanium Group operating income	78,461	40,834	(11,044)
Fabrication & Distribution Group before corporate allocations	53,241	29,766	8,935
Corporate allocations	(16,449)	(14,466)	(12,457)

Total Fabrication & Distribution Group operating income (loss)	36,792	15,300	(3,522)

Total consolidated operating income (loss)	$115,253	$56,134	$(14,566)

Income (loss) from continuing operations before income taxes:
Titanium Group	$80,198	$41,521	$(1,491)
Fabrication & Distribution Group	38,093	15,891	(3,505)

Total consolidated income (loss) from continuing operations before income taxes	$118,291	$57,412	$(4,996)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2006	2005	2004

Revenue by Market Information:
Titanium Group
Commercial aerospace	$108,881	$53,351	$14,391
Defense	46,189	20,581	7,319
Industrial and consumer	49,811	56,248	26,959

Total Titanium Group net sales	204,881	130,180	48,669
Fabrication & Distribution Group
Commercial aerospace	120,782	93,547	60,025
Defense	114,837	73,409	54,299
Industrial and consumer	64,889	49,770	46,650

Total Fabrication & Distribution Group net sales	300,508	216,726	160,974

Total consolidated net sales	$505,389	$346,906	$209,643

Geographic location of trade sales:
United States	$395,960	$279,703	$166,377
England	38,067	18,666	11,726
France	32,651	14,805	13,099
Canada	14,653	18,978	6,854
Germany	8,575	4,658	3,158
Korea	1,482	503	—
Other countries	14,002	9,593	8,429

Total trade sales	$505,389	$346,906	$209,643

Capital Expenditures:
Titanium Group	$12,740	$7,996	$3,555
Fabrication & Distribution Group	23,096	1,490	2,216

Total capital expenditures	$35,836	$9,486	$5,771

Depreciation and Amortization:
Titanium Group	$9,284	$9,203	$9,113
Fabrication & Distribution Group	5,008	4,060	3,335

Total depreciation and amortization	$14,292	$13,263	$12,448

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes trade sales based on product shipment destination, and property, plant and equipment based on physical location.

	December 31,
	2006	2005

Property, plant and equipment:
United States	$261,686	$248,298
England	3,247	2,997
France	1,160	839
Canada	28,779	10,558
Less: Accumulated depreciation	(192,402)	(182,636)

Property, plant and equipment, net	$102,470	$80,056

Total Assets:
Titanium Group	$228,305	$230,477
Fabrication & Distribution Group	294,436	231,658
General corporate assets	121,172	39,616

Total consolidated assets	$643,913	$501,751

In the years ended December 31, 2006, 2005 and 2004, export sales were $109,400, $67,200 and $43,300, respectively, principally to customers in Western Europe.

Substantially all of the Company’s sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. In the three years ended December 31, 2006, no single customer accounted for as much as 10% of consolidated sales, although Boeing, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products. Trade accounts receivable are generally not secured or collateralized.

Note 13—COMMITMENTS AND CONTINGENCIES:

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2006, 2005, and 2004, the Company spent approximately $2,321, $766 and $1,200, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS No. 5, “Accounting for Contingencies.”

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

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

At December 31, 2006 the amount accrued for future environmental-related costs was $3,553. Of the total amount accrued at December 31, 2006, $1,767 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1,786 is recorded in other noncurrent liabilities.

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2,700 to $7,000 in the aggregate. The company has included $485 and $767 in its other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers, was formed to bring about the navigational dredging and environmental restoration of the river. In December, 2005 the EPA announced it was funding fifty percent of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the river and the amount of that claim remains to be negotiated with the Natural Resource Trustees. For the year ended December 31, 2006, the Company paid $2,134 in remediation for this project. The Company expects to pay an additional $600 over the next twelve months.

Former Ashtabula Extrusion Plant.  The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990 and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003, the DOE terminated the remediation contract. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation which was completed in November 2006. In December 2005, the DOE paid the Company a settlement sufficient to cover all claims incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remedial contractor. Final termination of the Ohio Department of Health and the Ohio EPA facility permit are expected in the first half of 2007. There have been no significant updates to the project during the year ended December 31, 2006.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, the EPA issued a consent decree to RES and it appears the final design will be completed in 2007 and remediation will be completed in 2008. There have been no significant updates to this project during the year ended December 31, 2006.

Gain Contingency

As part of Boeing Commercial Airplane Group’s long-term supply agreement with the Company, Boeing was required to order a minimum of 3.25 million pounds of titanium in each of the five years beginning in 1999. They failed to do so in all five years of the contract.

The Company made claim against Boeing in accordance with the provisions of the long-term contract for each of the years. Revenue under the provisions of SFAS 5, “Accounting for Contingencies” was deemed not realized until Boeing settled the claims. The claims were treated as a gain contingency dependent upon realization. The Company recorded income of $9,139 in 2004. Revenue recognized was presented as other income in the Consolidated Financial Statements. The agreement with Boeing has since expired as the final payment was received in 2004.

Other

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows or the financial position of the Company.

Note 14—STOCK OPTIONS AND RESTRICTED STOCK AWARD PLANS:

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

The restricted stock awards vest with graded vesting over a period of one to five years. Restricted stock awarded under the 2004 Plan and its predecessors entitle the holder to all the rights of Common Stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the forfeiture period. The stock option awards vest with graded vesting over a period of one to three years. Certain stock option and restricted stock awards provide for accelerated vesting if there is a change in control.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used. The expected life of options granted represents the period of time that options granted are expected to be outstanding.

Expected volatilities are based on historical volatility of the Company’s Common Stock. Forfeiture estimates are based upon historical forfeiture rates. The following are assumptions that were used to estimate the fair value of the options granted in 2006, 2005, and 2004:

	2006	2005	2004

Risk-free interest rate	4.37%	4.00%	3.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	5.0	6.0	5.0
Expected volatility	40.00%	45.00%	38.00%

A summary of stock option activity under the 2004 Plan as of December 31, 2006, and changes during the three years ended December 31, 2006 are presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (Years)	Value

Outstanding at December 31, 2005	601,969	$15.04
Granted	71,300	45.09
Forfeited	(11,024)	24.28
Expired	(3,066)	12.17
Exercised	(255,985)	14.43

Outstanding at December 31, 2006	403,194	$20.56	6.77	$23,249

Exercisable at December 31, 2006	219,786	$13.61	5.59	$14,200

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $18.81, $11.19, and $5.76, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005, and 2004 was $10,207, $11,513, and $3,585, respectively. As of December 31, 2006, total unrecognized compensation cost related to nonvested stock option awards granted was $782. That cost is expected to be recognized over a weighted-average period of approximately 6 months.

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2006, 2005, and 2004 was $46.91, $22.68, and $14.88 respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2006 and the changes during the three years then ended, are presented below:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Awards	Shares	Per Share

Nonvested at December 31, 2005	199,636	$16.49
Granted	52,764	46.91
Vested	(77,246)	16.38
Forfeited	(8,900)	16.86

Nonvested at December 31, 2006	166,254	$26.17

As of December 31, 2006, total unrecognized compensation cost related to nonvested restricted stock awards granted was $2,402. That cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of restricted stock awards vested during the years ended December 31, 2006, 2005, and 2004 was $3,659, $1,579, and $975, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004 was $3,694, $13,811, and $4,023, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2006, 2005, and 2004 was $896, $483, and $288, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $5,538, $4,592, and $1,336 for the years ended December 31, 2006, 2005, and 2004, respectively. The Company has elected to adopt the transition method described in SFAS 123R-3 for determining the windfall tax benefits related to share-based payment awards.

Note 15—DISCONTINUED OPERATIONS:

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

The Company declared its operations located in Ashtabula, Ohio operating under the name of RMI Environmental Services (“RMIES”) and Earthline Technologies (“Earthline”) as discontinued operations in 2005. Both operations had been reported within the Titanium reporting segment. In December 2003, the DOE terminated the contract with RMI for remediation services. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation. In December 2005, the DOE paid the Company a settlement of $8.5 million, sufficient to cover all claims incurred by the Company as a result of the contract termination. Application of the settlement amount against unpaid claims resulted in a net of tax gain of $1.7 million in 2005 which was offset by a charge of $0.1 million related to the impairment of certain assets.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

In December 2004, the Company terminated production activity related to its tube mill operations and discontinued its titanium strip product line because of a shortage of skelp from its supplier, which is the key raw material in manufacturing titanium strip. The Company is currently in litigation with the supplier (Uniti) for its failure to meet contractual delivery requirements of the raw material, and is seeking reimbursement for damages. Tube Mill operations had been reported within the F&D reporting segment. At December 31, 2004, the Company impaired certain Tube Mill assets and provided for certain contingencies which resulted in an after tax charge of $0.7 million. This charge and the required balance sheet adjustments were reflected in the net loss from discontinued operations for the period ended December 31, 2004.

The following table sets forth the activity associated with the Company’s discontinued operations for each of the respective years presented:

	Years Ended December 31,
	2005	2004

Net sales	$3,129	$19,375

Income before income taxes	2,567	74
Provision for income taxes	907	20

Income from discontinued operations	1,660	54
Loss on disposal	(106)	(1,064)
Benefit for income taxes	(37)	(372)

Gain (loss) on discontinued operations, net of tax	$1,591	$(638)

Note 16—SUBSEQUENT EVENTS:

On February 1, 2007, the Company announced the retirement of Timothy G. Rupert who will step down as President and Chief Executive on April 27, 2007 and will retire from the company on July 31, 2007. It also announced the retirement of John H. Odle, Executive Vice President to be effective September 2007. The Company is currently evaluating the impacts associated with their retirement benefits and does not expect it to be material to the Company’s results of operations, cash flows or financial position.

Note 17—SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2006 and 2005. All amounts in thousands except for per share numbers.

	1st	2nd	3rd	4th
2006	Quarter	Quarter	Quarter	Quarter

Net sales	$115,079	$117,667	$128,855	$143,788
Gross profit	34,227	37,189	47,743	53,700
Operating income	17,134	23,305	34,193	40,621
Net income	10,742	15,127	23,047	26,784
Earnings per share:
Basic	$0.48	$0.67	$1.02	$1.18
Diluted	$0.47	$0.66	$1.00	$1.16

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter

Net sales	$72,612	$94,120	$80,324	$99,850
Gross profit	24,397	25,767	26,643	29,785
Operating income	12,992	15,000	13,537	14,605
Net income	8,399	10,580	8,662	11,294
Basic earnings per share:
Continuing operations	$0.38	$0.47	$0.38	$0.43
Discontinued operations	—	0.01	—	0.07

Net Income	$0.38	$0.48	$0.38	$0.50

Diluted earnings per share:
Continuing operations	$0.37	$0.47	$0.38	$0.43
Discontinued operations	—	—	—	0.07

Net Income	$0.37	$0.47	$0.38	$0.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), Chief Administrative Officer (principal financial officer), and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment management has concluded that, as of December 31, 2006 the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2007 Proxy Statement, to be filed at a later date and is incorporated here by reference.

Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2007 Proxy Statement and is incorporated here by reference. The Code applies to all of our directors, officers and all employees, including its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.

Information concerning the Audit Committee and its financial experts is set forth under the captions “Audit Committee” and “Audit Committee Report” in the 2007 Proxy Statement and is incorporated here by reference.

Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption. “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated here by reference

Item 11.	Executive Compensation

Information responsive to this item is set forth under the captions “Executive Compensation” and solely with respect to information pertaining to the compensation committee. “Corporate Governance” in the 2007 Proxy Statement and is incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2007 Proxy Statement and is incorporated here by reference.

Equity Compensation Plan Information

			(c) Number of
			Securities Remaining
			Available for Future
	(a) Number of		Issuance Under
	Securities to be		Equity Compensation
	Issued upon Exercise	(b) Weighted-Average	Plans (Excluding
	of Outstanding	Exercise Price of	Securities Reflected in
Plan Category	Options	Outstanding Options	Column(a))

Equity compensation plans approved by security holders (see Note (i)) (see Note (iii))	383,194	$21.12	3,375,730
Equity compensation plans not approved by security holders (see Note (ii))	20,000	9.93	−0−

	403,194	$20.56	3,375,730

Note (i):  The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals Inc., 2004 Stock Plan as of December 31, 2006. For more information, see Note 14 to the Consolidated Financial Statements. The Company’s 2004 Stock Plan replaces the prior plans and provides for grants of 2,500,000 over its 10-year term as determined by the plan administrator. The 2004 Stock Plan was approved by shareholder vote on April 30, 2004. In 2006, 2005 and 2004, 124,064, 173,736 and 18,179 shares, respectively, were awarded under the plan.

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

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information required by this item is set forth under the captions “Corporate Governance” and “Executive Compensation” in the 2007 Proxy Statement, and is incorporated here by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is set forth under the caption “Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm for 2007” in the 2007 Proxy Statement and is incorporated here by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1. The financial statements contained in Item 8 hereof;

2. The financial statement schedule following the signatures hereto; and

3. The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit
No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.
2.2	Claro purchase agreement, incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 9/30/04.
3.1	Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.2	Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935.
3.3	RTI International Metals, Inc. Code of Ethical Business Conduct, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Credit Agreement between RTI International Metals, Inc. and PNC Bank, National Association, as agent; U.S. Bank, National City Bank of Pennsylvania and Lasalle Bank, National Association as co-agents, dated as of April 12, 2002, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
4.2	First Amendment to Revolving Credit and Letter of Credit Issuance Agreement by and among RTI International Metals, Inc., as borrower and PNC Bank, National Association as administrative agent; National City Bank of Pennsylvania and Comerica Bank as documentation co-agents, dated June 4, 2004, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
4.3	Second Amendment to Revolving Credit and Letter of Credit Issuance Agreement by and among RTI International Metals, Inc., as borrower and PNC Bank, National Association as administrative agent; National City Bank of Pennsylvania and Comerica Bank as documentation co-agents, dated July 25, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2006.
4.4	Offer of loan by and among RTI-Claro, Inc., as borrower and Investissement Quebec, dated August 3, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2006.

Exhibit
No.		Description

4.5		Credit Agreement between RTI Claro, Inc., as borrower, RTI International Metals Inc., as guarantor, and National City Bank, Canada Branch, as lender, dated as of December 27, 2006, incorporated by reference to the Company’s Current Report on Form 8-K for the event dated December 27, 2006.
10	.1*	RTI International Metals, Inc. Supplemental Pension Plan effective August 1, 1987, amended January 28, 2000 and further amended January 30, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10	.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, as amended January 28, 2000, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10	.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
10	.4*	Employment agreement, dated August 1, 1999, between the Company and John H. Odle, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.5*	Employment agreement, dated August 1, 1999, between the Company and T. G. Rupert, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.6*	Employment agreement, dated August 1, 1999 between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.7*	Employment agreement, dated November 1, 1999, between the Company and Gordon L. Berkstresser, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.8*	Employee agreement, dated July 29, 2005, between the Company and William T. Hull, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K for the event dated July 29, 2005.
10	.9*	Letter Agreement, dated December 3, 2003, between the Company and T.G. Rupert, with respect to retirement benefits, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10	.10*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, filed herewith.
10	.11*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005.
10	.12*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, filed herewith.
10	.13*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated October 31, 2006.
10	.14*	Form of indemnification agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10	.15*	Pay philosophy and guiding principles covering officer compensation incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.17		2005 Settlement with the U.S. Department of Energy, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.18		Procurement Frame Contract between EADS Deutschland GmbH and RTI International Metals, Inc. dated April 26, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

Exhibit
No.	Description

21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of independent registered public accounting firm, filed herewith.
24.1	Powers of Attorney, filed herewith.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

CRAIG R. ANDERSSON, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, JR., Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

JOHN H. ODLE, Director;

JAMES A. WILLIAMS, Director;

/s/ Timothy G. Rupert Timothy G. Rupert As Attorney-in-Fact	February 28, 2007

/s/ Timothy G. Rupert Timothy G. Rupert Director and President and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Dawne S. Hickton Dawne S. Hickton Senior Vice President and Chief Administrative Officer, General Counsel and Secretary (Principal Financial Officer)	February 28, 2007

/s/ William T. Hull William T. Hull Vice President and Chief Accounting Officer	February 28, 2007

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts
(In thousands)

		(Charged)
	Balance at	Credited to	Writeoffs		Balance
	Beginning	Costs and	Against		at End
Description	of Year	Expenses	Allowance	Other	of Year

Year ended December 31, 2006:
Allowance for doubtful accounts	$(1,604)	$16	$40	$—	$(1,548)
Valuation allowance for deferred income taxes	(631)	—	596	—	(35)
Allowance for U.S. Customs on Duty Drawback	(663)	55	—	—	(608)
Year ended December 31, 2005:
Allowance for doubtful accounts	(1,486)	(544)	426	—	(1,604)
Valuation allowance for deferred income taxes	(577)	(54)	—	—	(631)
Allowance for U.S. Customs on Duty Drawback	(219)	(444)	—	—	(663)
Year ended December 31, 2004:
Allowance for doubtful accounts	(1,378)	(518)	419	(9)	(1,486)
Valuation allowance for deferred income taxes	—	(577)	—	—	(577)
Allowance for U.S. Customs on Duty Drawback	(381)	162	—	—	(219)

S-1