Form 10-Q
period 2007-03-31
RTI INTERNATIONAL METALS INC
filed 2007-05-04
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 20, 2007 was 23,063,762.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we”, “our” and “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

INDEX

		Page

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2007 and 2006	2
	Consolidated Balance Sheets (Unaudited) as of March 31, 2007 and December 31, 2006	3
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2007 and 2006	4
	Consolidated Statement of Shareholders’ Equity (Unaudited) for the Three Months Ended March 31, 2007	5
	Condensed Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23
Signatures		24
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$145,557	$115,079
Cost and expenses:
Cost of sales	94,012	80,852
Selling, general, and administrative expenses	18,198	16,635
Research, technical, and product development expenses	461	458

Operating income	32,886	17,134
Other income (expense)	(541)	21
Interest income	1,136	509
Interest expense	(300)	(120)

Income before income taxes	33,181	17,544
Provision for income taxes	11,108	6,802

Net income	$22,073	$10,742

Earnings per share:
Basic	$0.97	$0.48

Diluted	$0.95	$0.47

Weighted-average shares outstanding:
Basic	22,869,493	22,554,073

Diluted	23,153,573	22,949,040

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$44,281	$40,026
Investments	85,365	85,035
Receivables, less allowance for doubtful accounts of $1,101 and $1,548	96,252	92,517
Inventories, net	262,456	241,638
Deferred income taxes	318	2,120
Other current assets	6,893	5,818

Total current assets	495,565	467,154
Property, plant, and equipment, net	113,960	102,470
Goodwill	48,698	48,622
Other intangible assets, net	15,460	15,581
Deferred income taxes	9,445	9,076
Other noncurrent assets	1,140	1,010

Total assets	$684,268	$643,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$46,019	$34,055
Accrued wages and other employee costs	16,122	17,475
Billings in excess of costs and estimated earnings	18,252	21,147
Income taxes payable	10,682	5,253
Current deferred income taxes	5,694	10,255
Current portion long-term debt	692	459
Current liability for post-retirement benefits	2,783	2,783
Current liability for pension benefits	580	580
Other accrued liabilities	12,642	9,436

Total current liabilities	113,466	101,443
Long-term debt	14,586	13,270
Liability for post-retirement benefits	33,018	32,445
Liability for pension benefits	22,647	22,285
Deferred income taxes	2,747	5,422
Other noncurrent liabilities	7,432	6,867

Total liabilities	193,896	181,732

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,556,689 and 23,440,127 shares issued; 23,063,728 and 22,967,284 shares outstanding	236	234
Additional paid-in capital	296,919	289,448
Treasury stock, at cost; 492,961 and 472,843 shares	(6,859)	(5,285)
Accumulated other comprehensive loss	(31,007)	(31,226)
Retained earnings	231,083	209,010

Total shareholders’ equity	490,372	462,181

Total liabilities and shareholders’ equity	$684,268	$643,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES:

Net income	$22,073	$10,742
Adjustment for non-cash items included in net income:
Depreciation and amortization	3,605	3,575
Deferred income taxes	(5,803)	—
Stock-based compensation	3,360	2,284
Excess tax benefits from stock-based compensation activity	(2,786)	(1,361)
Other	513	173
Changes in assets and liabilities:
Receivables	(3,911)	(9,674)
Inventories	(20,757)	(4,513)
Accounts payable	11,679	(1,817)
Income taxes payable	8,327	3,239
Billings in excess of costs and estimated earnings	(2,895)	(2,058)
Other current liabilities	1,442	1,819
Other assets and liabilities	770	706

Cash provided by operating activities	15,617	3,115

INVESTING ACTIVITIES:

Proceeds from disposal of property, plant, and equipment	20	—
Purchase of investments	(330)	—
Proceeds from sale of investments	—	2,410
Capital expenditures	(14,870)	(1,841)

Cash provided (used) by investing activities	(15,180)	569

FINANCING ACTIVITIES:

Proceeds from exercise of employee stock options	1,195	1,010
Excess tax benefits from stock-based compensation activity	2,786	1,361
Net borrowing under credit agreements	1,549	—
Purchase of common stock held in treasury	(1,574)	(913)

Cash provided by financing activities	3,956	1,458

Effect of exchange rate changes on cash and cash equivalents	(138)	37

Increase in cash and cash equivalents	4,255	5,179
Cash and cash equivalents at beginning of period	40,026	53,353

Cash and cash equivalents at end of period	$44,281	$58,532

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accum.
	Shares of					Other
	Common		Additional			Comp
	Stock	Common	Paid-in	Treasury	Retained	Income/		Comprehensive
	Outstanding	Stock	Capital	Stock	Earnings	(Loss)	Total	Income

Balance at December 31, 2006	22,967,284	$234	$289,448	$(5,285)	$209,010	$(31,226)	$462,181
Shares issued for restricted stock award plans	53,946	1	—	—	—	—	1
Compensation expense recognized	—	—	3,360	—	—	—	3,360
Treasury stock purchased at cost	(20,118)	—	—	(1,574)	—	—	(1,574)
Exercise of employee options	62,616	1	1,194	—	—	—	1,195
Tax benefits from stock-based compensation activity	—	—	2,917	—	—	—	2,917
Net income	—	—	—	—	22,073	—	22,073	$22,073
Foreign currency translation	—	—	—	—	—	219	219	219

Comprehensive income	—	—	—	—	—	—	—	$22,292

Balance at March 31, 2007	23,063,728	$236	$296,919	$(6,859)	$231,083	$(31,007)	$490,372

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of RTI International Metals, Inc. and its subsidiaries (the “Company” or “RTI”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these financial statements contain all of the adjustments of a normal and recurring nature considered necessary to state fairly the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

Note 2—ORGANIZATION:

The Company is a leading U.S. producer of titanium mill products and fabricated metal components for the global market. RTI is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D Group”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial applications. The titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate, and sheet. The Titanium Group also produces ferro titanium alloys for steel-making customers and processes and distributes titanium powder. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2007, and the activity during the three months then ended, are presented below:

Stock Options	Shares

Outstanding at December 31, 2006	403,194
Granted	62,700
Forfeited	(1,966)
Exercised	(62,616)

Outstanding at March 31, 2007	401,312

Exercisable at March 31, 2007	261,862

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2007

Risk-free interest rate	4.84%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	42.00%

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2007, and the changes during the three months then ended, are presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2006	166,254
Granted	53,946
Vested	(68,116)

Nonvested at March 31, 2007	152,084

Note 4—INCOME TAXES:

Management evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. To the extent that management determines that the Company’s annual effective tax rate varies from the first quarter’s effective rate, the income tax provision will be adjusted in future quarters. Items unrelated to current year ordinary income are recognized entirely in the period identified.

For the three months ended March 31, 2007, the annual effective tax rate applied to ordinary income was 35.6%, compared to a rate of 37.7% for the three months ended March 31, 2006. The rate for both periods differs from the federal statutory rate of 35% principally as a result of state and foreign taxes. The rate for 2007 is less than

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

the comparable rate in 2006 because of an expected decrease in state taxes associated with the phase out of the Ohio income tax, and an increase in the benefit derived from the federal manufacturing deduction.

Inclusive of discrete items, the Company recognized a provision for income taxes of $11,108, or 33.5% of pretax income, and $6,802, or 38.8% of pretax income for federal, state, and foreign income taxes for the three months ended March 31, 2007 and 2006, respectively. Discrete items of $704 were recorded in the three months ended March 31, 2007, and related principally to prior year foreign tax credit benefits that were identified while substantiating elements of the Company’s foreign tax credit profile. Discrete items in the three months ended March 31, 2006 related to the recognition of approximately $300 of prior year foreign withholding taxes.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. Based on the Company’s analysis associated with the adoption of FIN 48, no cumulative effect adjustment was required.

The total amount of unrecognized tax benefits as of January 1, 2007, was $2,013, which was increased $225 during the three months ended March 31, 2007 to reflect the impact of tax positions taken during the current period. All of these unrecognized tax benefits would affect the effective tax rate if recognized. During the three months ended March 31, 2007, there were no revisions to unrecognized tax benefits of prior periods, nor were there any settlements or reductions as a result in a lapse of the applicable statute of limitations.

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest recognized in the Consolidated Statement of Operations for the three months ended March 31, 2007 and March 31, 2006, and the total tax-related interest expense accrued in the Consolidated Balance Sheets at December 31, 2006 and March 31, 2007, was not material. The Company does not believe it is exposed to penalties related to any material uncertain tax positions and thus none have been accrued in any period presented.

United States Federal tax returns for tax years 2003 forward remain open to examination. The principal state jurisdictions that remain open to examination are Ohio, Pennsylvania, California, Missouri, and Texas, generally for the tax years 2003 forward. The principal foreign jurisdictions remaining open to examination, and the earliest open year, are the United Kingdom (2005), France (2003), and Canada (2004).

It is reasonably possible that the total amount of unrecognized tax benefits, which principally relate to the price of products and services between the U.S. companies and their foreign affiliates, will significantly change within the next twelve months. Approximately $325 of unrecognized tax benefits may be recognized as a result of the expiration of the statute of limitations for tax year 2003. The remainder may be adjusted once additional data becomes available in the public domain that permits an update of the Company’s most recently completed transfer pricing study. It is not possible to estimate a range of change that may result from the publication of this data.

Note 5—EARNINGS PER SHARE:

Earnings per share amounts for each period are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share was computed by dividing net income by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006

Numerator:
Net income	$22,073	$10,742
Denominator:
Basic weighted-average shares outstanding	22,869,493	22,554,073
Effect of diluted securities	284,080	394,967

Diluted weighted-average shares outstanding	23,153,573	22,949,040

Earnings per share:
Basic	$0.97	$0.48
Diluted	$0.95	$0.47

For the three months ended March 31, 2007 and March 31, 2006, options to purchase 44,525 and 63,475 shares of Common Stock, at an average price of $77.59 and $43.48, respectively, were excluded from the calculation of the number of shares outstanding for diluted earnings per share because their effects were anti-dilutive.

Note 6—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 57% of the Company’s inventories at March 31, 2007 and December 31, 2006. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31,	December 31,
	2007	2006

Raw materials and supplies	$104,423	$70,662
Work-in-process and finished goods	224,916	210,629
LIFO reserve	(66,883)	(39,653)

Total inventories	$262,456	$241,638

As of March 31, 2007 and December 31, 2006, the current cost of inventories exceeded their carrying value by $66,883 and $39,653, respectively. The Company’s FIFO inventory value is used to approximate current costs.

Note 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Under SFAS No. 142, Goodwill and Intangible Assets, goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. Absent any events throughout the year which would indicate potential impairment, the Company performs annual impairment testing during the fourth quarter. There have been no impairments to date. In the case of goodwill and long-lived assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value of goodwill or long-lived assets may be required.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Goodwill

The carrying amount of goodwill attributable to each segment at December 31, 2006 and March 31, 2007 was as follows:

		Translation
	December 31, 2006	Adjustment	March 31, 2007

Titanium Group	$2,591	$—	$2,591
Fabrication & Distribution Group	46,031	76	46,107

Total goodwill	$48,622	$76	$48,698

Intangibles

Intangible assets consist of customer relationships as a result of our acquisition of Claro Precision, Inc. (“Claro”) in 2004. These intangible assets, which were valued at fair value, are being amortized over 20 years. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required.

The carrying amount of intangible assets attributable to each segment at December 31, 2006 and March 31, 2007 was as follows:

			Translation
	December 31, 2006	Amortization	Adjustment	March 31, 2007

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	15,581	(218)	97	15,460

Total intangible assets	$15,581	$(218)	$97	$15,460

Note 8—BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $18,252 as of March 31, 2007 and $21,147 as of December 31, 2006. These amounts primarily represent payments, received in advance from energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—OTHER INCOME (EXPENSE):

Other income (expense) for the three months ended March 31, 2007 and 2006 was $(541) and $21, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from international operations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three months ended March 31 for those salaried and hourly covered employees were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$503	$509	$121	$112
Interest cost	1,728	1,619	508	397
Expected return on plan assets	(2,019)	(2,014)	—	—
Amortization of prior service cost	173	208	303	44
Amortization of unrealized gains and losses	557	621	—	96

Net periodic benefit cost	$942	$943	$932	$649

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, Environmental Remediation Liabilities and SFAS No. 5, Accounting for Contingencies.

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

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2,550 to $6,750 in the aggregate. At March 31, 2007 and December 31, 2006, the amounts accrued for future environmental-related costs were $3,400 and $3,553, respectively. Of the total amount accrued at March 31, 2007, $894 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $2,506 is recorded in other noncurrent liabilities.

The Company has included $283 and $905 in its other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

The following table summarizes the changes in the Company’s environmental assets and liabilities for the three months ended March 31, 2007:

	Environmental	Environmental
	Assets	Liabilities

Balance at December 31, 2006	$1,252	$(3,553)
Environmental-related income (expense)	319	(761)
Cash paid (received)	(383)	914

Balance at March 31, 2007	$1,188	$(3,400)

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers, was formed to bring about the navigational dredging and environmental restoration of the river. In December 2005, the EPA announced it was funding 50% of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including RTI’s subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 million to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the river and the amount of that claim remains to be negotiated with the Natural Resource Trustees. During the three months ended March 31, 2007, the Company paid $914 in remediation for this project. The Company expects to pay an additional $354 over the next twelve months.

Former Ashtabula Extrusion Plant.  The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003, the DOE terminated the contract. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation, which was completed in November 2006. In December 2005, the DOE paid the Company a settlement sufficient to cover all claims incurred by the Company as a result of the contract termination. As license holder and owner of the site, RTI remains present at the site to act as regulatory liaison with the third party remediation contractor. Final termination of the Ohio Department of Health and the Ohio EPA facility permit are expected in the first half of 2007. There have been no significant updates to this project during the three months ended March 31, 2007.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, the EPA issued a consent decree to RES and it appears the final design will be completed in 2007 and remediation will be completed in 2008. There have been no significant updates to this project during the three months ended March 31, 2007.

Other Legal Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows or the financial position of the Company.

Note 12—LONG-TERM DEBT:

Long-term debt consists of:

	March 31, 2007	December 31, 2006

RTI Claro credit agreement	$13,817	$13,729
Interest-free loan agreement	1,461	—

Total debt	15,278	13,729
Less: Current portion	(692)	(459)

Long-term debt	$14,586	$13,270

As of March 31, 2007, the Company maintained an interest-free loan agreement which allows for borrowings of up to $5,175 Canadian dollars. At March 31, 2007 exchange rates, this agreement allows for borrowings of up to $4,488 U.S. dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning twenty-four months following the first disbursement of the loan. During the three months ended March 31, 2007, the Company borrowed $1,461 (U.S.) under this agreement. The Company expects to utilize all availability associated with this credit facility over the next twelve months.

Note 13—SEGMENT REPORTING:

The Company’s reportable segments are the Titanium Group and the F&D Group.

The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets. Titanium mill products are sold primarily to customers such as metal fabricators and forge shops in addition to the F&D Group. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate, or further process mill products into finished or semi-finished components or parts.

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended
	March 31,
	2007	2006

Net sales:
Titanium Group	$53,168	$48,750
Intersegment sales	49,999	31,141

Total Titanium Group net sales	103,167	79,891
Fabrication & Distribution Group	92,389	66,329
Intersegment sales	2,212	1,786

Total Fabrication & Distribution Group net sales	94,601	68,115
Eliminations	52,211	32,927

Total consolidated net sales	$145,557	$115,079

Operating income:
Titanium Group before corporate allocations	$22,958	$14,987
Corporate allocations	(1,657)	(3,167)

Total Titanium Group operating income	21,301	11,820
Fabrication & Distribution Group before corporate allocations	15,308	10,496
Corporate allocations	(3,723)	(5,182)

Total Fabrication & Distribution Group operating income	11,585	5,314

Total consolidated operating income	$32,886	$17,134

Income before income taxes:
Titanium Group	$21,988	$12,144
Fabrication & Distribution Group	11,193	5,400

Total consolidated income before income taxes	$33,181	$17,544

	March 31,	December 31,
	2007	2006

Total assets:
Titanium Group	$230,660	$228,305
Fabrication & Distribution Group	326,064	294,436
General corporate assets	127,544	121,172

Total consolidated assets	$684,268	$643,913

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 14—NEW ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the effect the adoption will have on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. SFAS 159 will be become effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the effect the adoption will have on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and aerospace industries,

•	changes in defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	waivers to and legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	global economic activities,

•	the successful completion of our expansion projects,

•	the Company’s order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

Net income for the three months ended March 31, 2007 totaled $22.1 million, or $0.95 per diluted share, on sales of $145.6 million, compared with net income totaling $10.7 million or $0.47 per diluted share, on sales of $115.1 million for the three months ended March 31, 2006. Our increased sales and profitability, as compared to the same period in the prior year, was driven primarily by increased selling prices and continued strong demand from the aerospace market for our titanium products across both of our operating segments.

We conduct our operations in two reportable segments: the Titanium Group and the Fabrication & Distribution Group (“F&D Group”). The Titanium Group melts and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metals parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

The Titanium Group, with operations in Niles, Ohio; Canton, Ohio; Salt Lake City, Utah; and Hermitage, Pennsylvania, has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium to new markets. The F&D Group, with operations located throughout the U.S., Europe, and Canada, and representative offices in Germany, Italy, and China, concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products. During the three months ended March 31, 2007 and 2006, approximately 48% and 39%, respectively, of the Titanium Group’s sales were to the F&D Group.

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2007 and 2006 are summarized in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$53.2	$48.8	$4.4	9.0%
Fabrication & Distribution Group	92.4	66.3	26.1	39.4%

Total consolidated net sales	$145.6	$115.1	$30.5	26.5%

The increase in the Titanium Group’s net sales was primarily due to an increase in average selling prices driven by continued strong demand from aerospace markets offset by a slight decrease in trade shipments of 0.4 million pounds as compared to the same period in the prior year.

The increase in the F&D Group’s net sales was primarily the result of continued increased demand from aerospace customers in most of the Group’s businesses and product lines as well as increased selling prices. This additional demand led to an increase of $12.1 million from the segment’s North American locations and an increase of $14.0 million through European outlets.

Gross Profit.  Gross profit for our reportable segments, for the three months ended March 31, 2007 and 2006 are summarized in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$26.7	$17.1	$9.6	56.1%
Fabrication & Distribution Group	24.8	17.1	7.7	45.0%

Total consolidated gross profit	$51.5	$34.2	$17.3	50.6%

Gross profit for the Titanium Group improved by $9.6 million primarily due to an increase of $10.2 million from mill products as a result of higher average selling prices offset by increased raw material costs and a decrease in ferro titanium profits.

Gross profit increased by $7.7 million for the F&D Group as a result of the increased volumes from both domestic and international markets as well as increased selling prices.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the three months ended March 31, 2007 and 2006 are summarized in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$5.0	$4.8	$0.2	4.2%
Fabrication & Distribution Group	13.2	11.8	1.4	11.9%

Total consolidated SG&A expenses	$18.2	$16.6	$1.6	9.6%

Total SG&A expenses increased primarily due to an increase in compensation-related expense of $1.3 million. The remaining increase related to other administrative expenses which were substantially offset by a decrease in audit, tax and accounting fees as compared to the same period in the prior year.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.5 million for the each of the three month periods ended March 31, 2007 and 2006.

Operating Income.  Operating income for our reportable segments, for the three months ended March 31, 2007 and 2006 is summarized in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$21.3	$11.8	$9.5	80.5%
Fabrication & Distribution Group	11.6	5.3	6.3	118.9%

Total operating income	$32.9	$17.1	$15.8	92.4%

Operating income for the Titanium Group increased by $9.5 million primarily due to an increase in average selling prices for mill products.

Operating income for the F&D Group increased by $6.3 million primarily due to a gross profit increase of $7.7 million as a result of strong volumes and increased selling prices from both domestic and international markets compared to the same period in the prior year. Increased SG&A costs in the current year reduced operating income by $1.4 million as compared to the same period in the prior year.

Other Income (Expense).  Other income (expense) for the three months ended March 31, 2007 and 2006 was $(0.5) million and $0.1 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest income for the three months ended March 31, 2007 and 2006 was $1.1 million and $0.5 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances coupled with higher cash balances as compared to the same period in the prior year. Interest expense of $0.3 million for the three months ended March 31, 2007 increased from $0.1 million in the prior year due to slightly higher debt levels in the current year.

Provision for Income Taxes.  We recognized a provision for income taxes of $11.1 million, or 33.5% of pretax income, and $6.8 million, or 38.8% of pretax income for federal, state, and foreign income taxes for the three months ended March 31, 2007 and 2006, respectively. The annual effective tax rate applied to ordinary income decreased year over year as a result of lower estimated state taxes associated with the phase out of the Ohio income tax and an increased benefit from the federal manufacturing deduction. Items unrelated to current year ordinary income are recognized entirely in the period identified. During the three months ended March 31, 2007, approximately $0.7 million was recognized as a discrete adjustment to tax expense relating principally to prior year foreign tax credit benefits. Discrete items recognized in the three months ended March 31, 2006 related to $0.3 million of prior year foreign withholding taxes.

Outlook

On February 13, 2007, we entered into a new contract for the long-term supply of titanium sponge with a Japanese supplier. This agreement runs through 2016 and will provide the Company with supply of up to 13 million pounds annually, beginning in 2009. We have agreed to purchase a minimum of 10 million pounds annually for the first five years thereafter. During the latter years of the contract, quantities can be reduced by the election of various options by both parties. Prices will be negotiated annually.

As of March 31, 2007, we were a party to several multi-year agreements supporting the production of new Boeing and Airbus aircraft. Multiple facilities will support the production of the finished titanium components under these contracts. These long-term contracts represent major steps forward in our strategy to supply more value-added products and services.

In connection with these long-term commercial contracts, two expansion projects, totaling approximately $78 million, are ongoing at various facilities. The first project, totaling approximately $35 million, consists of additions to the Company’s melting and forging capabilities primarily at our Canton and Niles, Ohio facilities. This project will enhance both flexibility and raw capacity in our mill product operations in support of our expanded supply relationship with Airbus, as well as other growing market demand. The project is expected to be completed during the third quarter of 2007, with the exception of one furnace that will be completed during the first quarter of 2008.

The second project, totaling approximately $43 million, will support the Company’s growing value-added opportunities, including the contracts to supply machined components to Kawasaki Heavy Industries and Fuji Heavy Industries for their portion of the Boeing 787 program. Investments will include expanded conditioning capabilities in our extrusion operations and additional machining capacity at our Houston, Texas and Montreal, Quebec facilities. The project is expected to be completed during the third quarter of 2007.

Backlog.  Our order backlog for all markets decreased to approximately $572 million as of March 31, 2007, as compared to $606 million at December 31, 2006. Of the backlog at March 31, 2007, approximately $437 million is likely to be realized over the remainder of 2007. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years for a variety of programs that are not included in backlog until a specific release into production or a firm delivery date has been established.

Liquidity and Capital Resources

We believe that the use of our current cash reserves and expected positive cash flows from operations as well as existing borrowing capacity (see “Credit Agreement” later in this section) provides adequate liquidity taking into consideration our recently announced capital projects related to new business awards. We currently have low levels of debt and based on the expected strength of future cash flows, we do not believe there are any significant near term risks related to fluctuations in interest rates.

Cash provided by operating activities.  Cash provided by operating activities for the three months ended March 31, 2007 and 2006, was $15.6 million and $3.1 million, respectively. The increase in net cash flows from operating activities for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily reflects an increase in our profitability, largely attributable to increased prices for product in both our Titanium and our F&D Group, coupled with increased demand from our aerospace customers. Also contributing to the increase in our cash provided by operating activities was our increase in accounts payable balances. These increases in cash provided by operating activities were partially offset by the increase in our inventory balances. The increase in both our accounts payable and inventory balances are related to the continued strong demand from the aerospace industry and increasing titanium prices.

Cash provided (used) by investing activities.  Cash provided (used) by investing activities, for the three months March 31, 2007 and 2006, was $(15.2) million and $0.6 million, respectively. The increase in cash used by investing activities was primarily due to increased spending on capital projects.

Cash provided by financing activities.  Cash provided by financing activities, for the three months ended March 31, 2007 and 2006, was $4.0 million and $1.5 million, respectively. The increase in cash flows from financing activities for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily reflects borrowings under our interest free loan agreement and Claro credit agreements.

Credit Agreement

As of March 31, 2007, we maintained an interest-free loan agreement which allows for borrowings of up to $5.2 million Canadian dollars. At March 31, 2007 exchange rates, this agreement allows for borrowings of up to $4.5 million U.S. dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at our Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning twenty-four months following the first disbursement of the loan. During the three months ended March 31, 2007, we borrowed $1.5 million (U.S.) under this agreement. We anticipate utilizing all availability associated with this credit facility over the next twelve months.

Environmental Matters

We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, Environmental Remediation Liabilities and Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies.

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

Based on available information, we believe that our share of possible environmental-related costs is in a range from $2.5 million to $6.8 million in the aggregate. At March 31, 2007 and December 31, 2006, the amount accrued for future environmental-related costs were $3.4 million and $3.6 million, respectively. Of the total amount accrued, approximately $0.9 million is expected to be paid out within one year and is included in other accrued liabilities line on the balance sheet. The remaining $2.5 million is recorded in other noncurrent liabilities.

We have included $0.3 and $0.9 million in other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse us for certain environmental-related costs. We have been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites.

Active Investigative or Cleanup Sites.  We are involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

Ashtabula River.  The Ashtabula River Partnership (“ARP”), a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers was formed to bring about the navigational dredging and environmental restoration of the river. In December 2005, the EPA announced it was funding 50% of the upstream portion of the project using Great Lakes Legacy Act funds. Ohio EPA signed an agreement to contribute the $7 million previously pledged. The Ashtabula River Cooperating Group II (“ARCG II”), a group of companies including our subsidiary, RMI Titanium Company, which collectively agreed on a cost allocation, has agreed to fund the remaining share of the work. Current cost estimates for the project range from approximately $50 million to $60 million. The remaining downstream portion of the project is expected to be funded under the Water Resources Development Act. In addition, the ARCG II, and others, have received a notice of claim for Natural Resource Damages to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees. During the three months ended March 31, 2007, we paid $0.9 million in remediation for this project. We expect to spend an additional $0.4 million over the next twelve months in remediation for this project.

Former Ashtabula Extrusion Plant.  Our former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003, the DOE terminated the contract. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation, which was completed in November 2006. In December 2005, the DOE paid us a settlement sufficient to cover all claims incurred by the Company as a result of the contract termination. As license holder and owner of the site, we remain present at the site to act as regulatory liaison with the third party remediation contractor. Final termination of the Ohio Department of Health and the Ohio EPA facility permit are expected in the first half of 2007. There have been no significant updates to this project during the three months ended March 31, 2007.

Reserve Environmental Services Landfill.  In 1998, we and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, the EPA issued a consent decree to RES and it appears final design will occur in 2007 and remediation will be completed in 2008. There have been no significant updates to this project during the three months ended March 31, 2007.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model or how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 became effective as of January 1, 2007. Based on our analysis performed in association with the adoption of FIN 48, no cumulative effect adjustment was required.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning January 1, 2008. We are currently evaluating the effect the adoption will have on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. SFAS 159 will be become effective for our fiscal year beginning January 1, 2008. We are currently evaluating the effect the adoption will have on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures About Market Risk on our Form 10-K filed with the SEC on February 28, 2007.

Item 4.	Controls and Procedures.

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors set forth in Part I, Item 1A, in the Form 10-K since the Company filed its Annual Report on Form 10-K, on February 28, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

While the Company repurchases shares of Common Stock from time to time, it did not repurchase any shares of Common Stock during the three months ended March 31, 2007 or 2006 under the RTI International Metals, Inc. share repurchase program. The share repurchase program was approved by the Company’s Board of Directors on April 30, 1999, and authorizes the repurchase of up to $15 million of RTI Common Stock. At March 31, 2007, approximately $12 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay executive tax liabilities for shares awarded under the 2004 stock plan. Shares of Common Stock surrendered to satisfy tax liabilities during the three months ended March 31, 2007 and 2006, were 20,118 and 20,259, respectively.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: May 4, 2007

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

10	.1*	Executive Non-Change in Control Severance Policy, dated February 22, 2007, filed herewith.
10	.2*	Executive Change in Control Severance Policy, dated February 22, 2007, filed herewith.
10.3		Form of indemnification agreement, filed herewith.
10	.4*	Employment agreement, dated February 23, 2007, between the Company and Dawne S. Hickton, filed herewith.
10	.5*	Employment agreement, dated February 23, 2007, between the Company and William T. Hull, filed herewith.
10	.6*	Employment agreement, dated February 23, 2007, between the Company and Stephen R. Giangiordano, filed herewith.
10	.7*	Employment agreement, dated February 23, 2007, between the Company and Michael C. Wellham, filed herewith.
10	.8*	Employment agreement, dated February 23, 2007, between the Company and Chad Whalen, filed herewith.
10.9		Long-term Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, filed herewith.
31.1		Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement