Form 10-Q
period 2007-06-30
RTI INTERNATIONAL METALS INC
filed 2007-08-03
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-14437

RTI INTERNATIONAL METALS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	52-2115953 (I.R.S. Employer Identification No.)

1000 Warren Avenue, Niles, Ohio (Address of principal executive offices)	44446 (Zip Code)

(330) 544-7700
Registrant’s telephone number, including area code:

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
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of July 27, 2007 was 23,095,000.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us,” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$154,046	$117,667	$299,603	$232,746
Cost and expenses:
Cost of sales	106,720	80,478	200,732	161,330
Selling, general, and administrative expenses	15,021	13,497	33,219	30,132
Research, technical, and product development expenses	391	387	852	845

Operating income	31,914	23,305	64,800	40,439
Other income (expense)	(364)	232	(905)	253
Interest income	1,311	616	2,447	1,125
Interest expense	(212)	(103)	(512)	(223)

Income before income taxes	32,649	24,050	65,830	41,594
Provision for income taxes	11,699	8,923	22,807	15,725

Net income	20,950	15,127	43,023	25,869

Earnings per share:
Basic	$0.91	$0.67	$1.88	$1.14

Diluted	$0.90	$0.66	$1.86	$1.12

Weighted-average shares outstanding:
Basic	22,924,717	22,649,637	22,895,028	22,602,552

Diluted	23,177,641	23,030,340	23,159,955	23,015,942

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$27,249	$40,026
Investments	78,440	85,035
Receivables, less allowance for doubtful accounts of $689 and $1,548	107,696	92,517
Inventories, net	278,938	241,638
Deferred income taxes	822	2,120
Other current assets	7,024	5,818

Total current assets	500,169	467,154
Property, plant, and equipment, net	125,069	102,470
Goodwill	49,716	48,622
Other intangible assets, net	16,657	15,581
Deferred income taxes	9,871	9,076
Other noncurrent assets	988	1,010

Total assets	$702,470	$643,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$41,925	$34,055
Accrued wages and other employee costs	14,382	17,475
Billings in excess of costs and estimated earnings	22,316	21,147
Income taxes payable	—	5,253
Deferred income taxes	—	10,255
Current portion of long-term debt	504	459
Current liability for post-retirement benefits	2,783	2,783
Current liability for pension benefits	580	580
Other accrued liabilities	19,481	9,436

Total current liabilities	101,971	101,443
Long-term debt	16,323	13,270
Non-current liability for post-retirement benefits	32,951	32,445
Non-current liability for pension benefits	22,128	22,285
Deferred income taxes	2,611	5,422
Other noncurrent liabilities	7,279	6,867

Total liabilities	183,263	181,732

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,586,961 and 23,440,127 shares issued; 23,094,000 and 22,967,284 shares outstanding	236	234
Additional paid-in capital	298,930	289,448
Treasury stock, at cost; 492,961 and 472,843 shares	(6,859)	(5,285)
Accumulated other comprehensive loss	(25,133)	(31,226)
Retained earnings	252,033	209,010

Total shareholders’ equity	519,207	462,181

Total liabilities and shareholders’ equity	$702,470	$643,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2007	2006

OPERATING ACTIVITIES:

Net income	$43,023	$25,869
Adjustment for non-cash items included in net income:
Depreciation and amortization	7,241	7,134
Deferred income taxes	(13,165)	—
Stock-based compensation	4,306	3,046
Excess tax benefits from stock-based compensation activity	(3,477)	(2,918)
Other	(854)	259
Changes in assets and liabilities:
Receivables	(12,748)	(9,910)
Inventories	(35,293)	(13,006)
Accounts payable	9,336	966
Income taxes payable	(3,524)	(204)
Billings in excess of costs and estimated earnings	1,169	(3,331)
Other current liabilities	11,583	22
Other assets and liabilities	(4,697)	1,943

Cash provided by operating activities	2,900	9,870

INVESTING ACTIVITIES:

Proceeds from disposal of property, plant, and equipment	523	4
Purchase of investments	(840)	—
Proceeds from sale of investments	7,435	2,410
Capital expenditures	(27,045)	(9,224)

Cash used by investing activities	(19,927)	(6,810)

FINANCING ACTIVITIES:

Proceeds from exercise of employee stock options	1,526	2,097
Excess tax benefits from stock-based compensation activity	3,477	2,918
Borrowings under credit agreements	1,578	—
Purchase of common stock held in treasury	(1,574)	(882)

Cash provided by financing activities	5,007	4,133

Effect of exchange rate changes on cash and cash equivalents	(757)	(6)

Increase (decrease) in cash and cash equivalents	(12,777)	7,187
Cash and cash equivalents at beginning of period	40,026	53,353

Cash and cash equivalents at end of period	$27,249	$60,540

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes In Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accum.
	Shares of					Other
	Common		Additional			Comp
	Stock	Common	Paid in	Treasury	Retained	Income/		Comprehensive
	Outstanding	Stock	Capital	Stock	Earnings	(Loss)	Total	Income

Balance at December 31, 2006	22,967,284	$234	$289,448	$(5,285)	$209,010	$(31,226)	$462,181
Shares issued for directors’ compensation	5,279	—	—	—	—	—	—
Shares issued for restricted stock award plans	53,946	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,306	—	—	—	4,306
Treasury stock purchased at cost	(20,118)	—	—	(1,574)	—	—	(1,574)
Exercise of employee options	87,609	1	1,525	—	—	—	1,526
Tax benefits from stock—based compensation activity	—	—	3,651	—	—	—	3,651
Net income	—	—	—	—	43,023	—	43,023	$43,023
Benefit plan amortization	—	—	—	—	—	1,331	1,331	1,331
Foreign currency translation	—	—	—	—	—	4,762	4,762	4,762

Comprehensive income	—	—	—	—	—	—	—	$49,116

Balance at June 30, 2007	23,094,000	$236	$298,930	$(6,859)	$252,033	$(25,133)	$519,207

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—	BASIS OF PRESENTATION:

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

Note 2—	ORGANIZATION:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2007, and the activity during the six months then ended, are presented below:

Stock Options	Shares

Outstanding at December 31, 2006	403,194
Granted	62,700
Forfeited	(3,235)
Expired	(2,433)
Exercised	(87,609)

Outstanding at June 30, 2007	372,617

Exercisable at June 30, 2007	234,436

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2007

Risk-free interest rate	4.84%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	42.00%

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2007, and the activity during the six months then ended, are presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2006	166,254
Granted	59,225
Vested	(74,353)

Nonvested at June 30, 2007	151,126

Note 4—	INCOME TAXES:

Management evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. To the extent that management determines that the Company’s annual effective tax rate varies from the previous quarter’s effective rate, the income tax provision will be adjusted in future quarters. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.

For the six months ended June 30, 2007, the estimated annual effective tax rate applied to ordinary income was 35.7%, compared to a rate of 37.5% for the six months ended June 30, 2006. The rate for 2007 differs from the federal statutory rate of 35% principally as a result of state taxes reduced by the benefit of the federal manufacturing deduction and tax exempt investment income. The rate for 2006 differs from the federal statutory rate of 35%

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

principally as a result of state and foreign taxes. The rate for 2007 is less than the comparable rate in 2006 because of an expected decrease in state taxes associated with the phase out of the Ohio income tax, an increase in the benefit derived from the federal manufacturing deduction, and tax exempt investment income.

Inclusive of discrete items, the Company recognized a provision for income taxes of $11,699, or 35.8% of pretax income, and $8,923, or 37.1% of pretax income for federal, state, and foreign income taxes for the three months ended June 30, 2007 and 2006, respectively. Discrete items recognized in both periods were immaterial.

Inclusive of discrete items, the Company recognized a provision for income taxes of $22,807, or 34.6% of pretax income, and $15,725, or 37.8% of pretax income for federal, state, and foreign income taxes for the six months ended June 30, 2007 and 2006, respectively. Discrete items reduced the provision for income taxes by $695 for the six month period ended June 30, 2007, and related principally to prior year foreign tax credit benefits. Discrete items recognized during the six month period ended June 30, 2006 were immaterial.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. Based on the Company’s analysis associated with the adoption of FIN 48, no cumulative effect adjustment was required. The total amount of unrecognized tax benefits as of January 1, 2007, was $2,013. The total amount of unrecognized tax benefits as of June 30, 2007 was $2,446. These increases reflect the impact of tax positions taken during 2007. All of these unrecognized tax benefits would affect the effective tax rate if recognized. During the six months ended June 30, 2007, there were no revisions to unrecognized tax benefits of prior periods, nor were there any settlements or reductions as a result in a lapse of the applicable statute of limitations.

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest recognized in the Consolidated Statement of Operations for the six months ended June 30, 2007 and June 30, 2006, and the total tax-related interest expense accrued in the Consolidated Balance Sheets at December 31, 2006 and June 30, 2007, was not material. The Company does not believe it is exposed to penalties related to any material uncertain tax positions and thus none have been accrued in any period presented.

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

It is reasonably possible that the total amount of unrecognized tax benefits, which principally relate to the price of products and services between the U.S. companies and their foreign affiliates, will significantly change within the next twelve months. Approximately $325 of unrecognized tax benefits may be recognized as a result of the expiration of the statute of limitations for tax year 2003. The remainder may be adjusted once additional data becomes available in the public domain that permits an update of the Company’s most recently completed transfer pricing study. It is not possible to estimate a range of change that may result from the publication of this data. The limited additional data that became available during the second quarter did not change management’s judgment concerning the amount of unrecognized tax benefits.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 5—	EARNINGS PER SHARE:

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

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Net income	$20,950	$15,127	$43,023	$25,869
Denominator:
Basic weighted-average shares outstanding	22,924,717	22,649,637	22,895,028	22,602,552
Effect of diluted securities	252,924	380,703	264,927	413,390

Diluted weighted-average shares outstanding	23,177,641	23,030,340	23,159,955	23,015,942

Earnings per share:
Basic	$0.91	$0.67	$1.88	$1.14
Diluted	$0.90	$0.66	$1.86	$1.12

For the three and six months ended June 30, 2007, options to purchase 62,325 and 52,100 shares of Common Stock, at an average price of $77.90 and $77.75 respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. There were no options to purchase shares of Common Stock excluded from the calculation of earnings per share for the three and six months ended June 30, 2006.

Note 6—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 58% and 57% of the Company’s inventories at June 30, 2007 and December 31, 2006, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	June 30,	December 31,
	2007	2006

Raw materials and supplies	$99,044	$70,662
Work-in-process and finished goods	258,270	210,629
LIFO reserve	(78,376)	(39,653)

Total inventories	$278,938	$241,638

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

As of June 30, 2007 and December 31, 2006, the current cost of inventories exceeded their carrying value by $78,376 and $39,653, respectively. The Company’s FIFO inventory value is used to approximate current costs.

Note 7—	GOODWILL AND OTHER INTANGIBLE ASSETS:

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

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2006 and June 30, 2007 was as follows:

		Translation
		Adjustment/
	December 31, 2006	Other	June 30, 2007

Titanium Group	$2,591	$(43)	$2,548
Fabrication & Distribution Group	46,031	1,137	47,168

Total goodwill	$48,622	$1,094	$49,716

Intangibles.  Intangible assets consist of customer relationships as a result of our acquisition of Claro Precision, Inc. (“Claro”) in 2004. These intangible assets, which were valued at fair value, are being amortized over 20 years. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required.

The carrying amount of intangible assets attributable to each segment at December 31, 2006 and June 30, 2007 was as follows:

			Translation
	December 31, 2006	Amortization	Adjustment	June 30, 2007

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	15,581	(448)	1,524	16,657

Total intangible assets	$15,581	$(448)	$1,524	$16,657

Note 8—	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $22,316 as of June 30, 2007 and $21,147 as of December 31, 2006. These amounts primarily represent payments, received in advance from defense and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—	OTHER INCOME (EXPENSE):

Other income (expense) for the three months ended June 30, 2007 and 2006 was $(364) and $232, respectively. Other income (expense) for the six months ended June 30, 2007 and 2006 was $(905) and $253, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from international operations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three and six months ended June 30, 2007 and 2006 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$503	$509	$1,006	$1,018	$121	$112	$242	$224
Interest cost	1,728	1,619	3,456	3,238	507	397	1,015	795
Expected return on plan assets	(2,019)	(2,014)	(4,038)	(4,029)	—	—	—	—
Amortization of prior service cost	174	208	347	416	304	44	607	88
Amortization of unrealized gains and losses	556	621	1,113	1,242	—	96	—	193

Net periodic benefit cost	$942	$943	$1,884	$1,885	$932	$649	$1,864	$1,300

Note 11—	COMMITMENTS AND CONTINGENCIES:

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

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2,680 to $6,999 in the aggregate. At June 30, 2007 and December 31, 2006, the amounts accrued for future environmental-related costs were $3,624 and $3,553, respectively. Of the total amount accrued at June 30, 2007,

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

$1,720 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1,904 is recorded in other noncurrent liabilities.

The Company has included $531 and $653 in its other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

The following table summarizes the changes in the assets and liabilities for the six months ended June 30, 2007:

	Environmental	Environmental
	Assets	Liabilities

Balance at December 31, 2006	$1,252	$(3,553)
Environmental-related income (expense)	319	(997)
Cash paid (received)	(387)	926

Balance at June 30, 2007	$1,184	$(3,624)

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites which include the Ashtabula River, the former Ashtabula Extrusion Plant, and the Reserve Environmental Services Landfill.

Other Matters

The Company maintained a program through a licensed broker acting as its authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent, who matched the Company’s duty paid with the export shipments of its customers through filings with U.S. Customs and Border Protection (“U.S. Customs”), performed the recapture process.

The Company recognized a credit to Cost of Sales when it received notification from its agent that a claim had been filed and accepted by U.S. Customs.

During the second quarter of 2007, the Company received notice from U.S. Customs that the Company was under formal investigation for $7.6 million of claims previously filed by the agent on our behalf. The investigation relates to discrepancies in, and lack of supporting documentation for claims filed through the Company’s authorized agent. The Company has revoked the authorized agent’s authority and intends to fully cooperate with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, the Company has suspended the filing of new duty drawback claims while the investigation is performed.

Concurrent with the U.S Customs investigation, the Company is currently performing an internal review of historic claims filed with U.S. Customs to determine to what extent any claims may be invalid or may not have been supported with adequate documentation. In those instances, the Company is attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined, however, as a result of this review to date, the Company has recorded a charge of $3.4 million to Cost of Sales. This charge was determined in accordance with SFAS No. 5, Accounting for Contingencies, and represents the Company’s current best estimate of probable loss. Of this amount, $2.7 million was recorded as a contingent current liability and $0.7 million was recorded as a reserve against an outstanding receivable representing claims filed which had not yet

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

been paid by U.S. Customs. For the period January 1, 2001 through March 31, 2007, the Company had recognized a reduction of Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on the Company’s behalf. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe there is an additional possible risk of loss between $0 and $11.1 million, exclusive of any amounts imposed for interest and penalties which cannot be quantified at this time.

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows or the financial position of the Company.

Note 12—	LONG-TERM DEBT:

Long-term debt consists of:

	June 30, 2007	December 31, 2006

RTI Claro credit agreement	$15,218	$13,729
Interest-free loan agreement	1,609	—

Total debt	16,827	13,729
Less: Current portion	(504)	(459)

Long-term debt	$16,323	$13,270

As of June 30, 2007, the Company maintained an interest-free loan agreement which allows for borrowings of up to $5,175 Canadian dollars. At June 30, 2007 exchange rates, this agreement allows for borrowings of up to $4,866 U.S. dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning twenty-four months following the first disbursement of the loan. The Company will begin repaying the loan in March 2009. During the six months ended June 30, 2007, the Company borrowed $1,609 (U.S.) under this agreement. There were no borrowings outstanding under this agreement at December 31, 2006. The Company expects to utilize all availability associated with this credit facility by the end of 2008.

Note 13—	SEGMENT REPORTING:

The Company’s reportable segments are the Titanium Group and the F&D Group.

The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the commercial aerospace and nonaerospace markets. Titanium mill products are sold primarily to customers such as metal fabricators and forge shops in addition to the F&D Group. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate, or further process mill products into finished or semi-finished components or parts.

The F&D Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded, and rolled shapes for commercial aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size, and just-in-time delivery services of titanium, steel, and other metal products.

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales:
Titanium Group	$62,690	$51,437	$115,858	$100,187
Intersegment sales	44,001	33,717	94,000	64,858

Total Titanium Group net sales	106,691	85,154	209,858	165,045
Fabrication & Distribution Group	91,356	66,230	183,745	132,559
Intersegment sales	1,573	1,524	3,785	3,310

Total Fabrication & Distribution Group net sales	92,929	67,754	187,530	135,869
Eliminations	45,574	35,241	97,785	68,168

Total consolidated net sales	$154,046	$117,667	$299,603	$232,746

Operating income:
Titanium Group before corporate allocations	$24,161	$18,661	$48,874	$33,648
Corporate allocations	(2,502)	(1,650)	(5,917)	(4,817)

Total Titanium Group operating income	21,659	17,011	42,957	28,831
Fabrication & Distribution Group before corporate allocations	13,875	9,880	30,348	20,376
Corporate allocations	(3,620)	(3,586)	(8,505)	(8,768)

Total Fabrication & Distribution Group operating income	10,255	6,294	21,843	11,608

Total consolidated operating income	$31,914	$23,305	$64,800	$40,439

Income before income taxes:
Titanium Group	$22,475	$17,282	$44,468	$29,426
Fabrication & Distribution Group	10,174	6,768	21,362	12,168

Total consolidated income before income taxes	$32,649	$24,050	$65,830	$41,594

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	June 30,	December 31,
	2007	2006

Total assets:
Titanium Group	$252,432	$228,305
Fabrication & Distribution Group	$343,844	294,436
General corporate assets	$106,194	121,172

Total consolidated assets	$702,470	$643,913

Note 14—	NEW ACCOUNTING STANDARDS:

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. SFAS 159 will become effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the effect the adoption will have on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	waivers to and legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	global economic activities,

•	outcome of pending U.S. Customs investigation,

•	the successful completion of our expansion projects,

•	the Company’s order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

Net income for the three months ended June 30, 2007 totaled $21.0 million, or $0.90 per diluted share, on sales of $154.0 million, compared with net income totaling $15.1 million or $0.66 per diluted share, on sales of $117.7 million for the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 totaled $43.0 million, or $1.86 per diluted share, on sales of $299.6 million, compared with net income totaling $25.9 million, or $1.12 per diluted share, on sales of $232.7 million for the six months ended June 30, 2006. Our increased sales and profitability, as compared to the same period in the prior year, was driven primarily by increased selling prices and continued strong demand from the commercial aerospace market for our titanium products across both of our operating segments.

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

The Titanium Group, with operations in Niles, Ohio; Canton, Ohio; Salt Lake City, Utah; and Hermitage, Pennsylvania, has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium to new markets. The F&D Group, with operations located throughout the U.S., Europe, and Canada, and representative offices in Germany, Italy, and China, concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products. For the three months ended June 30, 2007 and 2006, approximately 41% and 40%, respectively, of the Titanium Group’s sales were to the F&D Group. For the six months ended June 30, 2007 and 2006, approximately 45% and 39%, respectively, of the Titanium Group’s sales were to the F&D Group.

Duty Drawback Investigation

We maintained a program through a licensed broker acting as our authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by ourselves or our customers. The agent, who matched our duty paid with the export shipments of our customers through filings with U.S. Customs and Border Protection (“U.S. Customs”), performed the recapture process.

During the second quarter of 2007, we received notice from U.S. Customs that we are under formal investigation for $7.6 million of claims previously filed by the agent on our behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the authorized agent. We are fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expedient manner.

We have revoked the authorized agent’s authority and intend to fully cooperate with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, we have suspended the filing of new duty drawback claims while the investigation is performed.

Concurrent with the U.S. Customs investigation, we are currently conducting an internal review of our historic drawback claims filed with U.S. Customs to determine to what extent any claims may be invalid or may not have been supported with adequate documentation. In those instances, we are attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined, however, as a result of this review to date, we have recorded a charge of $3.4 million to Cost of Sales. This charge was determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represents our current best estimate of probable loss. Of this amount, $2.7 million was recorded as a contingent current liability and $0.7 million was recorded as a reserve against an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. For the period January 1, 2001 through March 31, 2007, we recognized a reduction of Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on our behalf. While the ultimate outcome of the U.S. Customs investigation and our own internal review is not yet known, based on current facts we believe there is an additional possible risk of loss between $0 and $11.1 million, exclusive of any amounts imposed for interest and penalties which cannot be quantified at this time.

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended June 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$62.7	$51.4	$11.3	22.0%
Fabrication & Distribution Group	91.3	66.3	25.0	37.7%

Total consolidated net sales	$154.0	$117.7	$36.3	30.8%

Titanium Group’s net sales increased due to an increase in average selling prices driven by continued strong demand from the commercial aerospace markets offset by a slight decrease in trade shipments of 50 thousand pounds as well as lower sales of non-prime products of $5.7 million as compared to the same period in the prior year.

The increase in the F&D Group’s net sales of $25.0 million was primarily the result of continued strong demand from customers in most of the Group’s businesses and product lines as well as increased selling prices. The additional demand led to increases of $11.2 million from the segment’s North American operations and an increase of $13.8 million through European outlets.

Gross Profit.  Gross profit for our reportable segments, for the three months ended June 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended June 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$26.1	$20.5	$5.6	27.3%
Fabrication & Distribution Group	21.2	16.7	4.5	26.9%

Total consolidated gross profit	$47.3	$37.2	$10.1	27.2%

Excluding the $3.4 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group increased by $9.0 million. This increase was primarily the result of higher average selling prices and increased volume from mill product shipments of $11.0 million, offset by higher raw material costs and decreased profits on lower sales of non-prime products.

Gross profit for the F&D Group increased by $4.5 million as a result of the increased sales from both the domestic and international operations.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the three months ended June 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended June 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$4.1	$3.1	$1.0	32.3%
Fabrication & Distribution Group	10.9	10.4	0.5	4.8%

Total consolidated SG&A expenses	$15.0	$13.5	$1.5	11.1%

Total SG&A expenses increased primarily due to an increase in compensation-related expense of $1.7 million. Increases related to other administrative expenses were offset by a decrease in audit and accounting fees and bad debt expense as compared to the same period in the prior year.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) was $0.4 million for each of the three month periods ended June 30, 2007 and 2006.

Operating Income.  Operating income for our reportable segments, for the three months ended June 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended June 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$21.6	$17.0	$4.6	27.1%
Fabrication & Distribution Group	10.3	6.3	4.0	63.5%

Total operating income	$31.9	$23.3	$8.6	36.9%

Excluding the $3.4 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group increased by $8.0 million. This increase was primarily the result of increased volume and average selling prices of mill products which was partially offset by increased SG&A costs compared to the same period in the prior year.

Operating income for the F&D Group increased by $4.0 million primarily due to increased sales levels as a result of strong demand in both domestic and international operations compared to the same period in the prior year, which was partially offset by increased SG&A costs in the current year as compared to the same period in the prior year.

Other Income (Expense).  Other income (expense) for the three months ended June 30, 2007 and 2006 was $(0.4) million and $0.2 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest income for the three months ended June 30, 2007 and 2006 was $1.3 million and $0.6 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances coupled with higher cash balances as compared to the same period in the prior year. Interest expense of $0.2 million for the three months ended June 30, 2007 increased from $0.1 million in the prior year due to higher debt levels in the current year.

Provision for Income Taxes.  We recognized a provision for income taxes of $11.7 million, or 35.8% of pretax income, and $8.9 million, or 37.1% of pretax income for federal, state, and foreign income taxes for the three months ended June 30, 2007 and 2006, respectively. The annual effective tax rate applied to ordinary income decreased year over year as a result of lower estimated state taxes associated with the phase out of the Ohio income tax, an increased benefit from the federal manufacturing deduction, and tax exempt investment income. Items unrelated to current year ordinary income are recognized entirely in the period identified. Discrete items recognized in the three months ended June 30, 2007 and 2006 were immaterial.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2007 and 2006 are summarized in the following table:

	Six Months
	Ended June 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$115.9	$100.2	$15.7	15.7%
Fabrication & Distribution Group	183.7	132.5	51.2	38.6%

Total consolidated net sales	$299.6	$232.7	$66.9	28.7%

Titanium Group’s net sales increased due to an increase in average selling prices driven by continued strong demand from the commercial aerospace markets offset by a slight decrease in trade shipments of 450 thousand pounds as well as lower sales of non-prime products of $10.2 million as compared to the same period in the prior year.

The increase in the F&D Group’s net sales of $51.2 million was primarily the result of continued strong demand from customers in most of the Group’s businesses and product lines as well as increased selling prices. The additional demand led to increases of $23.3 million from the segment’s North American operations and an increase of $27.9 million through European outlets.

Gross Profit.  Gross profit for our reportable segments, for the six months ended June 30, 2007 and 2006 are summarized in the following table:

	Six Months Ended June 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$52.8	$37.6	$15.2	40.4%
Fabrication & Distribution Group	46.1	33.8	12.3	36.4%

Total consolidated gross profit	$98.9	$71.4	$27.5	38.5%

Excluding the $3.4 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group increased by $18.6 million. This increase was primarily the result of higher average selling prices and increased volume from mill product shipments of $21.2 million, offset by higher raw material costs and decreased profits on lower sales of non-prime products.

Gross profit for the F&D Group increased by $12.3 million as a result of the increased sales from both the domestic and international operations.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the six months ended June 30, 2007 and 2006 are summarized in the following table:

	Six Months Ended June 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$9.1	$8.0	$1.1	13.8%
Fabrication & Distribution Group	24.1	22.1	2.0	9.0%

Total consolidated SG&A expenses	$33.2	$30.1	$3.1	10.3%

Total SG&A expenses increased by $3.1 million primarily due to an increase in compensation-related expense. Increases related to other administrative expenses were substantially offset by a decrease in audit and accounting fees and bad debt expense as compared to the same period in the prior year.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) for the six months ended June 30, 2007 and 2006 were $0.9 million and $0.8 million, respectively.

Operating Income.  Operating income for our reportable segments, for the six months ended June 30, 2007 and 2006 is summarized in the following table:

	Six Months Ended June 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$43.0	$28.8	$14.2	49.3%
Fabrication & Distribution Group	21.8	11.6	10.2	87.9%

Total operating income	$64.8	$40.4	$24.4	60.4%

Excluding the $3.4 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group increased by $17.6 million. This increase was primarily the result of increased volume and average selling prices of mill products which was partially offset by increased SG&A costs compared to the same period in the prior year.

Operating income for the F&D Group increased by $10.2 million primarily due to increased sales levels as a result of strong demand in both domestic and international operations compared to the same period in the prior year which was partially offset by increased SG&A costs in the current year as compared to the same period in the prior year.

Other Income (Expense).  Other income (expense) for the six months ended June 30, 2007 and 2006 was $(0.9) million and $0.3 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest income for the six months ended June 30, 2007 and 2006 was $2.4 million and $1.1 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances coupled with higher cash balances as compared to the same period in the prior year. Interest expense of $0.5 million for the six months ended June 30, 2007 increased from $0.2 million in the prior year due to higher debt levels in the current year.

Provision for Income Taxes.  We recognized a provision for income taxes of $22.8 million, or 34.6% of pretax income, and $15.7 million, or 37.8% of pretax income for federal, state, and foreign income taxes for the six months ended June 30, 2007 and 2006, respectively. The annual effective tax rate applied to ordinary income decreased year over year as a result of lower estimated state taxes associated with the phase out of the Ohio income tax, an increased benefit from the federal manufacturing deduction, and tax exempt investment income. Items unrelated to current year ordinary income are recognized entirely in the period identified. During the six months ended June 30, 2007, approximately $0.7 million was recognized as a discrete adjustment reducing tax expense relating principally to prior year foreign tax credit benefits. Discrete items recognized in the six months ended June 30, 2006 were immaterial.

Outlook

On May 30, 2007, we entered into an amendment to our existing contract with Lockheed Martin Aeronautics Company on behalf of Lockheed Martin Corporation (“Lockheed Martin”) for the long-term supply of titanium products in support of the F-35 Joint Strike Fighter Program (the “JSF Program”). Under the agreement, as amended, we will supply the first eight million pounds of titanium mill products (including sheet, plate, and billet) required by the JSF program per year through the end of 2020, with actual volumes to be based on JSF Program build rates and ultimate titanium content per aircraft variant. In addition to the first eight million pounds per year, Lockheed Martin has a one-time right of refusal to procure up to an additional 1.1 million pounds of titanium plate annually in the event volumes become available from any ramp-down in the F-22 Raptor program. To support this contract amendment, we have begun a $100 million facilities expansion program.

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

As of June 30, 2007, we were a party to several multi-year agreements supporting the production of new Boeing and Airbus aircraft. Multiple facilities will support the production of the finished titanium components under these contracts. These long-term contracts represent major steps forward in our strategy to supply more value-added products and services.

In connection with the long-term commercial contracts related to the new Boeing and Airbus aircraft, two expansion projects, totaling approximately $78 million, are ongoing at various facilities. The first project, totaling approximately $35 million, consists of additions to the Company’s melting and forging capabilities primarily at our Canton and Niles, Ohio facilities. This project will enhance both flexibility and raw capacity in our mill product operations in support of our expanded supply relationship with Airbus, as well as other growing market demand. The project is expected to be completed during the third quarter of 2007, with the exception of one furnace that will be completed during the first quarter of 2008.

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

Backlog.  Our order backlog for all markets decreased to approximately $541 million as of June 30, 2007, as compared to $606 million at December 31, 2006. Of the backlog at June 30, 2007, approximately $349 million is likely to be realized over the remainder of 2007. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years for a variety of programs that are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Cash provided by operating activities.  Cash provided by operating activities for the six months ended June 30, 2007 and 2006, was $2.9 million and $9.9 million, respectively. The decrease in net cash flows from operating activities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily reflects increased levels of working capital, primarily driven by accounts receivable and inventory, partially offset by an increase in profitability.

Cash used by investing activities.  Cash used by investing activities, for the six months June 30, 2007 and 2006, was $19.9 million and $6.8 million, respectively. The increase in the amount of cash used by investing activities was primarily due to increased spending on capital projects related to new contracts previously discussed in the Outlook section.

Cash provided by financing activities.  Cash provided by financing activities, for the six months ended June 30, 2007 and 2006, was $5.0 million and $4.1 million, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily reflects borrowings under our interest free loan agreement.

Credit Agreement

As of June 30, 2007, we maintained an interest-free loan agreement which allows for borrowings of up to $5.2 million Canadian dollars. At June 30, 2007 exchange rates, this agreement allows for borrowings of up to $4.9 million U.S. dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at our Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning in March 2009. At June 30, 2007, we had borrowings totaling $1.6 million (U.S.) under this agreement. We anticipate utilizing all availability associated with this credit facility by the end of 2008.

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

Based on available information, we believe that our share of possible environmental-related costs is in a range from $2.7 million to $7.0 million in the aggregate. At both June 30, 2007 and December 31, 2006, the amount accrued for future environmental-related costs was $3.6 million. Of the total amount accrued, approximately

$1.7 million is expected to be paid out within one year and is included in other accrued liabilities line on the balance sheet. The remaining $1.9 million is recorded in other noncurrent liabilities.

We have included $0.5 million and $0.7 million in other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse us for certain environmental-related costs. We have been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites, which include the Ashtabula River, the former Ashtabula Extrusion Plant, and the Reserve Environmental Services Landfill.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model on how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 became effective as of January 1, 2007. Based on our analysis performed in association with the adoption of FIN 48, no cumulative effect adjustment was required.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. SFAS 159 will become effective for our fiscal year beginning January 1, 2008. We are currently evaluating the effect the adoption will have on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures About Market Risk on our Form 10-K filed with the SEC on February 28, 2007.

Item 4.	Controls and Procedures.

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

During the three months ended June 30, 2007, the Company implemented a new financial reporting and consolidation software package, Hyperion Enterprise, designed to provide additional financial reporting functionality and to improve overall control and efficiency associated with the financial reporting process. During the implementation, we designed internal controls within the system to ensure the new process is operating effectively. Other than this software installation, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As discussed in Note 11 — Commitments and Contingencies, of the Condensed Notes to Consolidated Financial Statements, and in Part I, Item 2 under the caption “Duty Drawback Investigation,” each of which is incorporated herein by reference, we received notice from U.S. Customs during the second quarter of 2007 that we are under formal investigation for $7.6 million of duty drawback claims previously filed on our behalf by a licensed broker acting as our authorized agent. We have revoked the authorized agent’s authority and intend to fully cooperate with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation.

Concurrent with the U.S. Customs investigation, we are currently conducting an internal review of our historic drawback claims filed with U.S. Customs to determine to what extent any claims may be invalid or may not have been supported with adequate documentation. As detailed in Note 11, we have recorded a charge of $3.4 million to Cost of Sales. This charge was determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represents our current best estimate of probable loss. While the ultimate outcome of the U.S. Customs investigation and our own internal review is not yet known, based on current facts we believe there is an additional possible risk of loss between $0 and $11.1 million, exclusive of any amounts imposed for interest and penalties which may be assessed but cannot be quantified at this time.

Item 1A.	Risk Factors.

The Company has evaluated its risk factors and determined that, other than those set forth below, there have been no material changes to the Company’s risk factors set forth in Part I, Item 1A, in the Form 10-K since the Company filed its Annual Report on Form 10-K, on February 28, 2007 except for the additional risk factor identified below.

The outcome of the U.S. Customs investigation of our previously filed duty drawback claims.

The Company has received notice from U.S. Customs indicating that certain duty drawback claims previously filed by the Company’s agent, on behalf of the Company, are under formal investigation. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. The ultimate outcome of the U.S. Customs investigation cannot be determined, however, the outcome of this investigation could have an adverse impact on our financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

While the Company repurchases shares of Common Stock from time to time, it did not repurchase any shares of Common Stock during the three and six months ended June 30, 2007 or 2006 under the RTI International Metals, Inc. share repurchase program. The share repurchase program was approved by the Company’s Board of Directors on April 30, 1999, and authorizes the repurchase of up to $15 million of RTI Common Stock. At June 30, 2007, approximately $12 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 stock plan. There were no shares surrendered during the three months ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on April 27, 2007. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company’s proxy statement for such meeting.

•	All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

Nominee	For	Withheld

Craig R. Andersson	20,515,673	2,031,116
Daniel I. Booker	20,515,460	2,031,329
Donald P. Fusilli, Jr.	20,835,549	1,711,240
Ronald L. Gallatin	20,516,323	2,030,466
Charles C. Gedeon	20,516,493	2,030,296
Robert M. Hernandez	20,514,870	2,031,919
Dawne S. Hickton	20,532,629	2,014,160
Edith E. Holiday	20,817,217	1,729,572
Michael C. Wellham	20,541,665	2,005,124
James A. Williams	20,834,979	1,711,810

•	The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007 was ratified.

	For	Against	Abstain

Ratification of independent registered public accounting firm	22,444,858	22,583	79,349

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: August 3, 2007

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, filed herewith.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.