Form 10-Q
period 2007-09-30
RTI INTERNATIONAL METALS INC
filed 2007-11-02
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of October 26, 2007 was 23,083,433.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us,” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$163,412	$128,855	$463,015	$361,601
Cost and expenses:
Cost of sales	109,716	81,112	310,448	242,442
Selling, general, and administrative expenses	16,343	13,262	49,562	43,394
Research, technical, and product development expenses	403	288	1,255	1,133

Operating income	36,950	34,193	101,750	74,632
Other income (expense)	(1,035)	(71)	(1,940)	182
Interest income	1,179	816	3,626	1,940
Interest expense	(386)	(125)	(898)	(347)

Income before income taxes	36,708	34,813	102,538	76,407
Provision for income taxes	12,016	11,766	34,823	27,491

Net income	$24,692	$23,047	$67,715	$48,916

Earnings per share:
Basic	$1.08	$1.02	$2.96	$2.16

Diluted	$1.06	$1.00	$2.92	$2.12

Weighted-average shares outstanding:
Basic	22,953,981	22,689,413	22,913,824	22,628,874

Diluted	23,198,387	23,017,546	23,167,023	23,036,645

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$96,335	$40,026
Investments	—	85,035
Receivables, less allowance for doubtful accounts of $710 and $1,548	100,371	92,517
Inventories, net	290,819	241,638
Deferred income taxes	7,019	2,120
Other current assets	3,589	5,818

Total current assets	498,133	467,154
Property, plant, and equipment, net	141,561	102,470
Goodwill	50,474	48,622
Other intangible assets, net	17,367	15,581
Deferred income taxes	9,119	9,076
Other noncurrent assets	1,605	1,010

Total assets	$718,259	$643,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47,904	$34,055
Accrued wages and other employee costs	18,128	17,475
Billings in excess of costs and estimated earnings	10,990	21,147
Income taxes payable	1,653	5,253
Deferred income taxes	—	10,255
Current portion of long-term debt	1,067	459
Current liability for post-retirement benefits	2,783	2,783
Current liability for pension benefits	580	580
Other accrued liabilities	16,208	9,436

Total current liabilities	99,313	101,443
Long-term debt	16,445	13,270
Noncurrent liability for post-retirement benefits	33,146	32,445
Noncurrent liability for pension benefits	12,922	22,285
Deferred income taxes	334	5,422
Other noncurrent liabilities	7,001	6,867

Total liabilities	169,161	181,732

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,588,471 and 23,440,127 shares issued; 23,083,433 and 22,967,284 shares outstanding	236	234
Additional paid-in capital	300,931	289,448
Treasury stock, at cost; 505,038 and 472,843 shares	(7,801)	(5,285)
Accumulated other comprehensive loss	(20,993)	(31,226)
Retained earnings	276,725	209,010

Total shareholders’ equity	549,098	462,181

Total liabilities and shareholders’ equity	$718,259	$643,913

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$67,715	$48,916
Adjustment for non-cash items included in net income:
Depreciation and amortization	11,130	10,596
Deferred income taxes	(21,270)	—
Stock-based compensation	5,804	3,668
Excess tax benefits from stock-based compensation activity	(3,964)	(2,933)
Other	(826)	455
Changes in assets and liabilities:
Receivables	(4,505)	(20,426)
Inventories	(45,859)	(13,903)
Accounts payable	14,311	2,198
Income taxes payable	(1,124)	6,122
Billings in excess of costs and estimated earnings	(10,157)	(1,695)
Other current liabilities	8,097	1,271
Other assets and liabilities	(5,677)	3,186

Cash provided by operating activities	13,675	37,455

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	523	102
Purchase of investments	(1,408)	—
Proceeds from sale of investments	86,442	2,410
Capital expenditures	(45,176)	(20,935)

Cash provided by (used in) investing activities	40,381	(18,423)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,533	2,124
Excess tax benefits from stock-based compensation activity	3,964	2,933
Financing fees	(845)	—
Borrowings on long-term debt	1,577	—
Repayments on long-term debt	(266)	—
Purchase of common stock held in treasury	(2,516)	(896)

Cash provided by financing activities	3,447	4,161

Effect of exchange rate changes on cash and cash equivalents	(1,194)	(200)

Increase in cash and cash equivalents	56,309	22,993
Cash and cash equivalents at beginning of period	40,026	53,353

Cash and cash equivalents at end of period	$96,335	$76,346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes In Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accum.
	Shares of					Other
	Common		Additional			Comp
	Stock	Common	Paid-in	Treasury	Retained	Income/		Comprehensive
	Outstanding	Stock	Capital	Stock	Earnings	(Loss)	Total	Income

Balance at December 31, 2006	22,967,284	$234	$289,448	$(5,285)	$209,010	$(31,226)	$462,181
Shares issued for directors’ compensation	5,279	—	—	—	—	—	—
Shares issued for restricted stock award plans	54,946	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	5,804	—	—	—	5,804
Treasury stock purchased at cost	(32,195)	—	—	(2,516)	—	—	(2,516)
Exercise of employee options	88,119	1	1,532	—	—	—	1,533
Tax benefits from stock-based compensation activity	—	—	4,147	—	—	—	4,147
Net income	—	—	—	—	67,715	—	67,715	$67,715
Benefit plan amortization	—	—	—	—	—	1,996	1,996	1,996
Foreign currency translation	—	—	—	—	—	8,237	8,237	8,237

Comprehensive income	—	—	—	—	—	—	—	$77,948

Balance at September 30, 2007	23,083,433	$236	$300,931	$(7,801)	$276,725	$(20,993)	$549,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

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

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2007, and the activity during the nine months then ended, are presented below:

Stock Options	Shares

Outstanding at December 31, 2006	403,194
Granted	62,700
Forfeited	(3,836)
Expired	(2,901)
Exercised	(88,119)

Outstanding at September 30, 2007	371,038

Exercisable at September 30, 2007	236,792

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2007

Risk-free interest rate	4.84%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	42.00%

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2007, and the activity during the nine months then ended, are presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2006	166,254
Granted	60,225
Vested	(104,837)

Nonvested at September 30, 2007	121,642

Note 4—	INCOME TAXES:

Management evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. To the extent that management determines that the Company’s estimated annual effective tax rate varies from the previous quarter’s estimated annual effective rate, the income tax provision is adjusted in the current quarter. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax.

For the nine months ended September 30, 2007, the estimated annual effective tax rate applied to ordinary income was 36.4%, compared to a rate of 37.4% for the nine months ended September 30, 2006. These rates differ from the federal statutory rate of 35% principally as a result of state taxes reduced by the benefit of the federal

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

manufacturing deduction. The rate for 2007 is less than the comparable rate in 2006 primarily due to an increase in the benefit derived from the federal manufacturing deduction.

Inclusive of discrete items, the Company recognized a provision for income taxes of $12,016, or 32.7% of pretax income, and $11,766, or 33.8% of pretax income for federal, state, and foreign income taxes for the three months ended September 30, 2007 and 2006, respectively. Discrete items reduced income tax expense for the three months ended September 30, 2007 and 2006 by $1,806 and $1,127, respectively, and were comprised primarily of normal adjustments made upon filing the 2006 and 2005 tax returns and favorable adjustments to prior years’ taxes based upon additional information that became available during each quarter.

Inclusive of discrete items, the Company recognized a provision for income taxes of $34,823, or 34.0% of pretax income, and $27,491, or 36.0% of pretax income for federal, state, and foreign income taxes for the nine months ended September 30, 2007 and 2006, respectively. Discrete items reduced income tax expense by $2,501 and $1,047 for the nine months ended September 30, 2007 and 2006, respectively, and were comprised primarily of normal adjustments made upon filing the 2006 and 2005 tax returns and favorable adjustments to prior years’ taxes based upon additional information that became available during each period.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. Based on the Company’s analysis associated with the adoption of FIN 48, no cumulative effect adjustment was required. The total amount of unrecognized tax benefits as of January 1, 2007 and September 30, 2007 were $2,013 and $2,181, respectively, all of which would affect the effective tax rate if recognized. The change is attributable to the impact of tax positions taken during 2007 reduced by the effective settlement of the 2003 federal tax year and favorable adjustments resulting from additional information that became available during the third quarter.

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest recognized in the Consolidated Statement of Operations for the nine months ended September 30, 2007 and September 30, 2006 and the total tax-related interest expense accrued in the Consolidated Balance Sheets at December 31, 2006 and September 30, 2007 were not material. The Company does not believe it is exposed to penalties related to any material uncertain tax positions and thus, none have been accrued in any period presented.

United States federal income tax returns for tax years 2004 and prior have been effectively settled or closed to examination. Tax benefits claimed in 2004 remain open to adjustment to the extent of the 2004 net operating loss carryforward that was utilized on the 2005 federal tax return. The principal state jurisdictions that remain open to examination are Ohio, Pennsylvania, California, Missouri, and Texas, generally for the tax years 2003 forward. The principal foreign jurisdictions remaining open to examination, and the earliest open year, are the United Kingdom (2005), France (2003), and Canada (2004).

The Company’s unrecognized tax benefits principally relate to the price of products and services between the U.S. companies and their foreign affiliates. Such previously unrecognized tax benefits of approximately $844 were recognized in the third quarter based upon additional data that became available in the public domain which permitted an update of the Company’s most recently completed transfer pricing study. It is reasonably possible that remaining unrecognized tax benefits could change significantly as additional data is published. It is not possible to estimate a range of change that may result from the future publication of this data.

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

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net income	$24,692	$23,047	$67,715	$48,916
Denominator:
Basic weighted-average shares outstanding	22,953,981	22,689,413	22,913,824	22,628,874
Effect of diluted securities	244,406	328,133	253,199	407,771

Diluted weighted-average shares outstanding	23,198,387	23,017,546	23,167,023	23,036,645

Earnings per share:
Basic	$1.08	$1.02	$2.96	$2.16
Diluted	$1.06	$1.00	$2.92	$2.12

For the three and nine months ended September 30, 2007, options to purchase 62,050 and 55,070 shares of Common Stock, at an average price of $77.91 and $77.80 respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three months ended September 30, 2006, options to purchase 70,100 shares of Common Stock, at an average price of $45.09, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. There were no options to purchase shares of Common Stock excluded from the calculation of earnings per share for the nine months ended September 30, 2006.

Note 6—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 60% and 57% of the Company’s inventories at September 30, 2007 and December 31, 2006, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	September 30,	December 31,
	2007	2006

Raw materials and supplies	$112,370	$70,662
Work-in-process and finished goods	267,396	210,629
LIFO reserve	(88,947)	(39,653)

Total inventories	$290,819	$241,638

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

As of September 30, 2007 and December 31, 2006, the current cost of inventories exceeded their carrying value by $88,947 and $39,653, respectively. The Company’s FIFO inventory value is used to approximate current costs.

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

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2006 and September 30, 2007 was as follows:

		Translation
		Adjustment/
	December 31, 2006	Other	September 30, 2007

Titanium Group	$2,591	$(43)	$2,548
Fabrication & Distribution Group	46,031	1,895	47,926

Total goodwill	$48,622	$1,852	$50,474

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

The carrying amount of intangible assets attributable to each segment at December 31, 2006 and September 30, 2007 was as follows:

			Translation
	December 31, 2006	Amortization	Adjustment	September 30, 2007

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	15,581	(689)	2,475	17,367

Total intangible assets	$15,581	$(689)	$2,475	$17,367

Note 8—	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $10,990 as of September 30, 2007 and $21,147 as of December 31, 2006. These amounts primarily represent payments, received in advance from defense and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—	OTHER INCOME (EXPENSE):

Other income (expense) for the three months ended September 30, 2007 and 2006 was $(1,035) and $(71), respectively. Other income (expense) for the nine months ended September 30, 2007 and 2006 was $(1,940) and $182, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

international operations which were primarily the result of the continued weakening of the U.S. Dollar against the Canadian Dollar, the Euro, and the British Pound.

Note 10—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three and nine months ended September 30, 2007 and 2006 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$503	$509	$1,509	$1,527	$121	$112	$363	$336
Interest cost	1,728	1,619	5,184	4,857	508	397	1,523	1,192
Expected return on plan assets	(2,019)	(2,014)	(6,057)	(6,043)	—	—	—	—
Amortization of
prior service cost	173	208	520	624	303	44	910	131
Amortization of unrealized gains and losses	557	621	1,670	1,863	—	96	—	289

Net periodic benefit cost	$942	$943	$2,826	$2,828	$932	$649	$2,796	$1,948

During the third quarter of 2007, the Company made a $10 million cash contribution to its company-sponsored pension plans. The Company does not expect to make any further contributions during the balance of the year.

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

Given the status of the proceedings at certain of these sites and the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2,166 to $3,271 in the aggregate. At September 30, 2007 and December 31, 2006, the amounts accrued for future environmental-related costs were $2,877 and $3,553, respectively. Of the total amount accrued at September 30, 2007, $1,500 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1,377 is recorded in other noncurrent liabilities.

The Company has included $439 and $433 in its other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

The following table summarizes the changes in the assets and liabilities for the nine months ended September 30, 2007:

	Environmental	Environmental
	Assets	Liabilities

Balance at December 31, 2006	$1,252	$(3,553)
Environmental-related income (expense)	20	(1,035)
Cash paid (received)	(400)	1,711

Balance at September 30, 2007	$872	$(2,877)

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites which include the Ashtabula River, the former Ashtabula Extrusion Plant, and the Reserve Environmental Services Landfill.

Other Matters

The Company maintains a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by its customers. The agent, who matches the Company’s duty paid with the export shipments of its customers through filings with U.S. Customs and Border Protection (“U.S. Customs”), performs the recapture process.

The Company recognizes a credit to Cost of Sales when it receives notification from its agent that a claim has been filed and accepted by U.S. Customs. For the period, January 1, 2001 through March 31, 2007, the Company recognized a reduction to Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on the Company’s behalf.

During the second quarter of 2007, the Company received notice from U.S. Customs that it was under formal investigation for $7.6 million of claims previously filed by the agent on its behalf. The investigation relates to discrepancies in, and lack of supporting documentation for claims filed through the Company’s authorized agent. The Company has revoked the authorized agent’s authority and intends to fully cooperate with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, the Company has suspended the filing of new duty drawback claims while the investigation is performed.

Concurrent with the U.S. Customs investigation, the Company is currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, the Company continues to provide additional or supplemental documentation to U.S. Customs to support claims previously filed.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, the Company has recorded year-to-date charges of $7.1 million to Cost of Sales, with $3.4 million recorded during the three months ended June 30, 2007 and an additional $3.7 million recorded during the three months ended September 30, 2007. These charges were determined in accordance with SFAS No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of this amount, $6.4 million was recorded as a contingent current liability and $0.7 million was recorded as a reserve against an outstanding receivable representing claims filed which had not yet been accepted by U.S. Customs. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, the Company believes there is additional, possible risk of loss between $0 and $4.0 million based on current facts, exclusive of any amounts imposed for interest and penalties which cannot be quantified at this time.

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows, or the financial position of the Company.

Note 12—	LONG-TERM DEBT:

Long-term debt consisted of:

	September 30, 2007	December 31, 2006

RTI Claro credit agreement	$15,796	$13,729
Interest-free loan agreement	1,716	—

Total debt	17,512	13,729
Less: Current portion	(1,067)	(459)

Long-term debt	$16,445	$13,270

On September 27, 2007, the Company executed a new $240 million, five-year credit agreement (the “Agreement”) maturing on September 27, 2012. The Agreement replaces the Company’s $90 million credit agreement. Borrowings under the Agreement bear interest at the option of the Company at a rate equal to either an adjusted London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the bank’s base rate. In addition, the Company pays a facility fee in connection with the Agreement. Both the applicable margin and the facility fee vary based upon the Company’s achievement of a financial ratio. The Agreement contains covenants, which, among other things, require compliance with certain financial ratios, including a leverage ratio and an interest coverage ratio. The Company may prepay the borrowings under the Agreement in whole or in parts, at any time, without a prepayment penalty. As of September 30, 2007, the Company had no outstanding borrowings under the Agreement.

As of September 30, 2007, the Company’s wholly-owned, Canadian subsidiary, Claro, maintained a Credit Agreement (the “Claro Agreement”) with National City Bank, Canada Branch that provided for an unsecured $16,000 Canadian credit facility. At September 30, 2007 exchange rates, this agreement allows for borrowings of up to $16,066 U.S. Dollars. The Claro Agreement operated as a revolving credit facility until July 1, 2007, at which time the outstanding principle and interest were converted to a ten-year term loan that will be repaid in 39 equal quarterly principle and interest payments (based on a 15-year amortization schedule) and a final balloon payment of outstanding principle and interest. On September 27, 2007, the Claro Agreement was amended to conform its covenants to the Company’s new $240 million, five-year credit agreement. As of September 30, 2007, outstanding borrowings totaled $15,796 under this agreement.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

As of September 30, 2007, the Company maintained an interest-free loan agreement which allows for borrowings of up to $5,175 Canadian dollars. At September 30, 2007 exchange rates, this agreement allows for borrowings of up to $5,196 U.S. dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning in March of 2009. At September 30, 2007, outstanding borrowings totaled $1,716 (U.S.) under this agreement. There were no borrowings outstanding under this agreement at December 31, 2006. The Company expects to utilize all availability associated with this credit facility by the end of 2008.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales:
Titanium Group	$68,603	$53,853	$184,461	$154,040
Intersegment sales	41,808	40,789	135,808	105,647

Total Titanium Group net sales	110,411	94,642	320,269	259,687
Fabrication & Distribution Group	94,809	75,002	278,554	207,561
Intersegment sales	1,441	1,290	5,226	4,600

Total Fabrication & Distribution Group net sales	96,250	76,292	283,780	212,161
Eliminations	43,249	42,079	141,034	110,247

Total consolidated net sales	$163,412	$128,855	$463,015	$361,601

Operating income:
Titanium Group before corporate allocations	$28,691	$26,066	$77,565	$59,714
Corporate allocations	(2,799)	(1,657)	(8,716)	(6,474)

Total Titanium Group operating income	25,892	24,409	68,849	53,240
Fabrication & Distribution Group
before corporate allocations	14,993	13,507	45,341	33,883
Corporate allocations	(3,935)	(3,723)	(12,440)	(12,491)

Total Fabrication & Distribution
Group operating income	11,058	9,784	32,901	21,392

Total consolidated operating income	$36,950	$34,193	$101,750	$74,632

Income before income taxes:
Titanium Group	$26,524	$24,809	$70,992	$54,235
Fabrication & Distribution Group	10,184	10,004	31,546	22,172

Total consolidated income before income taxes	$36,708	$34,813	$102,538	$76,407

	September 30,	December 31,
	2007	2006

Total assets:
Titanium Group	$265,428	$228,305
Fabrication & Distribution Group	354,035	294,436
General corporate assets	98,796	121,172

Total consolidated assets	$718,259	$643,913

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 14—	NEW ACCOUNTING STANDARDS:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model on how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 became effective as of January 1, 2007. Based on the Company’s analysis performed in association with the adoption of FIN 48, no cumulative effect adjustment was required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. SFAS 159 will become effective as of January 1, 2008. The adoption of SFAS 159 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Net income for the three months ended September 30, 2007 totaled $24.7 million, or $1.06 per diluted share, on sales of $163.4 million, compared with net income totaling $23.0 million or $1.00 per diluted share, on sales of $128.9 million for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007 totaled $67.7 million, or $2.92 per diluted share, on sales of $463.0 million, compared with net income totaling $48.9 million, or $2.12 per diluted share, on sales of $361.6 million for the nine months ended September 30, 2006. Our increased sales and profitability, as compared to the same period in the prior year, were primarily the result of increased selling prices driven by continued strong demand from the commercial aerospace market for our titanium products across both of our operating segments.

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

The Titanium Group, with operations in Niles, Ohio; Canton, Ohio; Salt Lake City, Utah; and Hermitage, Pennsylvania, has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium to new markets. The F&D Group, with operations located throughout the U.S., Europe, and Canada, and representative offices in Germany, Italy, and China, concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products. For the three months ended September 30, 2007 and 2006, approximately 38% and 43%, respectively, of the Titanium Group’s sales were to the F&D Group. For the nine months ended September 30, 2007 and 2006, approximately 42% and 41%, respectively, of the Titanium Group’s sales were to the F&D Group.

Duty Drawback Investigation

We maintain a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by our customers. The agent, who matches our duty paid with the export shipments of our customers through filings with U.S. Customs and Border Protection (“U.S. Customs”), performs the recapture process.

We recognize a credit to Cost of Sales when we receive notification from our agent that a claim has been filed and accepted by U.S. Customs. For the period, January 1, 2001 through March 31, 2007, we recognized a reduction to Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on the Company’s behalf.

During the second quarter of 2007, we received notice from U.S. Customs that we were under formal investigation for $7.6 million of claims previously filed by the agent on our behalf. The investigation relates to discrepancies in, and lack of supporting documentation for claims filed through our authorized agent. We have revoked the authorized agent’s authority and intend to fully cooperate with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, we have suspended the filing of new duty drawback claims while the investigation is performed. We are fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expedient manner.

Concurrent with the U.S. Customs investigation, we are currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, we are attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, we have recorded a charge of $7.1 million to Cost of Sales, with $3.4 million being recorded during the three months ended June 30, 2007 and $3.7 million recorded during the three months ended September 30, 2007. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent our current best estimate of probable loss. Of this amount, $6.4 million was recorded as a contingent current liability and $0.7 million was recorded as a reserve against an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. While the ultimate outcome of the U.S. Customs investigation and our own internal review is not yet known, we believe there is an additional, possible risk of loss between $0 and $4.0 million based on current facts, exclusive of any amounts imposed for interest and penalties which cannot be quantified at this time.

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended September 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$68.6	$53.9	$14.7	27.3%
Fabrication & Distribution Group	94.8	75.0	19.8	26.4%

Total consolidated net sales	$163.4	$128.9	$34.5	26.8%

The Titanium Group’s net sales increased by $14.7 million due to an increase in average selling prices driven by continued strong demand from the commercial aerospace markets offset by a slight decrease in trade shipments. The increases in selling price led to improved prime product sales of $19.3 million offset by a slight decrease in volume of 153 thousand pounds, representing $3.2 million in trade sales. Although we have experienced a slight softening in demand compared to prior year, we believe it to be temporary within the context of a continuing strong long-term picture. The Titanium Group’s net sales were also impacted by decreases in trade sales from non-prime products, representing a $1.4 million decrease from the same period in the prior year.

The increase in the F&D Group’s net sales of $19.8 million was primarily the result of continued strong demand from customers in most of the Group’s businesses and product lines as well as increased selling prices. Specifically, sales related to the Joint Strike Fighter (“JSF”), Airbus, and Boeing 787 programs have resulted in increased sales of $11.6 million compared to the same period in the prior year. In addition, we completed significant projects for our energy customers during the quarter that resulted in an increase to net sales of $6.3 million. The segment’s increases in net sales were attributed to its North American operations and European outlets by $10.7 million and $9.1 million, respectively.

Gross Profit.  Gross profit for our reportable segments, for the three months ended September 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended September 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$30.6	$28.1	$2.5	8.9%
Fabrication & Distribution Group	23.1	19.6	3.5	17.9%

Total consolidated gross profit	$53.7	$47.7	$6.0	12.6%

Excluding the $3.7 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group increased by $6.2 million while the gross profit percentage decreased slightly to 50.0% from 52.1% in the same period in the prior year. Although the increase in gross profit is primarily attributable to the increase in average selling prices driven by strong demand in the commercial aerospace markets, as described above, the decrease in the gross profit percentage was primarily due to increased raw material prices and a reduction in high-margin spot market sales compared to the three months ended September 30, 2006.

The increase in gross profit for the F&D Group of $3.5 million was primarily due to increased sales from domestic and international operations, as discussed above. The gross profit percentage for the F&D Group decreased slightly to 24.4% compared to 26.1% for the same period in the prior year. The decrease in the gross profit percentage was primarily due to current period start-up costs to support our capital expansion programs and expected growth opportunities.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the three months ended September 30, 2007 and 2006 are summarized in the following table:

	Three Months
	Ended September 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$4.3	$3.4	$0.9	26.5%
Fabrication & Distribution Group	12.0	9.9	2.1	21.2%

Total consolidated SG&A expenses	$16.3	$13.3	$3.0	22.6%

The increase in SG&A expenses primarily reflects increases in compensation-related expenses of $2.8 million. The increase largely reflects additional personnel to support business growth opportunities and one-time stock-based compensation and pension costs of $0.8 million related to the retirement of key executives. Increases related to information system enhancements and other administrative expenses were offset by a decrease in audit and accounting fees of $0.9 million primarily due to improved efficiencies made in our Sarbanes-Oxley compliance program.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.4 million for the three month period ended September 30, 2007 and $0.3 million for the three months ended September 30, 2006.

Operating Income.  Operating income for our reportable segments, for the three months ended September 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended September 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$25.9	$24.4	$1.5	6.1%
Fabrication & Distribution Group	11.1	9.8	1.3	13.3%

Total operating income	$37.0	$34.2	$2.8	8.2%

Excluding the $3.7 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group increased by $5.2 million while the operating income percentage decreased slightly to 43.1% from 45.3% in the same period in the prior year. Although the increase in operating income is primarily attributable to the increase in average selling prices driven by strong demand in the commercial aerospace markets, the decrease in the operating income percentage was due to increased raw material prices and SG&A expenses.

The increase in operating income for the F&D Group of $1.3 million was primarily due to increased sales from domestic and international operations. The operating income percentage for the F&D Group decreased slightly to 11.7% compared to 13.1% for the same period in the prior year. The decrease was primarily due to current period start-up costs to support our capital expansion programs and expected growth opportunities and increased compensation-related expenses due to newly added management positions. We believe the newly added leadership will lead to timely execution and completion of our capital projects and expect the operating income percentage to improve from current year levels in the long term.

Other Income (Expense).  Other income (expense) for the three months ended September 30, 2007 and 2006 was $(1.0) million and $(0.1) million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and was significantly impacted by the weakening of the U.S. Dollar compared to the Canadian Dollar, the Euro, and the British Pound during the three months ended September 30, 2007 compared to the same period in the prior year. Our foreign currency exposure primarily relates to the remeasurement of assets and liabilities of our international operations that are recorded in a currency other than the U.S. Dollar.

Interest Income and Interest Expense.  Interest income for the three months ended September 30, 2007 and 2006 was $1.2 million and $0.8 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances coupled with higher cash balances as compared to the same period in the prior year. Interest expense of $0.4 million for the three months ended September 30, 2007 increased from $0.1 million in the prior year due to higher debt levels in the current year.

Provision for Income Taxes.  We recognized income tax expense of $12.0 million, or 32.7% of pretax income, and $11.8 million, or 33.8% of pretax income for federal, state, and foreign income taxes for the three months ended September 30, 2007 and 2006, respectively. Tax expense as a percentage of pretax income decreased year over year as a result of an increased benefit from the federal manufacturing deduction and tax exempt investment income. Discrete items of $1.8 million and $1.1 million reduced the provision for income taxes in the three months ended September 30, 2007 and 2006, respectively, primarily as a result of adjusting estimated taxes to actual amounts reflected on tax returns filed during the respective periods and other adjustments to prior years’ taxes based upon additional information that became available during those periods.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2007 and 2006 are summarized in the following table:

	Nine Months
	Ended September 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$184.5	$154.0	$30.5	19.8%
Fabrication & Distribution Group	278.5	207.6	70.9	34.2%

Total consolidated net sales	$463.0	$361.6	$101.4	28.0%

The Titanium Group’s net sales increased by $30.5 million due to an increase in average selling prices driven by continued strong demand from the commercial aerospace markets offset by a slight decrease in trade shipments. The increases in selling price led to improved prime product sales of $54.0 million offset by a slight decrease in volume of 595 thousand pounds, representing $11.9 million in trade sales. Although we have experienced a slight softening in demand compared to prior year, we believe it to be temporary within the context of a continuing strong long-term picture. The Titanium Group’s net sales were also impacted by decreases in trade sales from non-prime products, representing an $11.6 million decrease from the same period in the prior year.

The increase in the F&D Group’s net sales of $70.9 million was primarily the result of continued strong demand from customers in most of the Group’s businesses and product lines as well as increased selling prices. Specifically, sales related to the JSF, Airbus, and Boeing 787 programs have resulted in increased sales of $41.0 million compared to the same period in the prior year. In addition, we have completed significant projects for our energy customers during 2007 that have resulted in an increase to net sales of $11.8 million. The segment’s increases in net sales were attributed to its North American operations and European outlets by $34.1 million and $36.8 million, respectively.

Gross Profit.  Gross profit for our reportable segments, for the nine months ended September 30, 2007 and 2006 are summarized in the following table:

	Nine Months
	Ended September 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$83.4	$65.8	$17.6	26.7%
Fabrication & Distribution Group	69.2	53.4	15.8	29.6%

Total consolidated gross profit	$152.6	$119.2	$33.4	28.0%

Excluding the $7.1 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group increased by $24.7 million and the gross profit percentage increased to 49.1% from 42.7% in the same period in the prior year. The increases in gross profit and the gross profit percentage were primarily attributable to the increase in average selling prices driven by strong demand in the commercial aerospace markets.

The increase in gross profit for the F&D Group of $15.8 million was primarily due to increased sales from domestic and international operations, as discussed above. The gross profit percentage for the F&D Group decreased slightly to 24.8% compared to 25.7% for the same period in the prior year. The decrease in the gross profit percentage was primarily due to current period start-up costs to support our capital expansion projects and expected growth opportunities.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the nine months ended September 30, 2007 and 2006 are summarized in the following table:

	Nine Months Ended September 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$13.4	$11.4	$2.0	17.5%
Fabrication & Distribution Group	36.2	32.0	4.2	13.1%

Total consolidated SG&A expenses	$49.6	$43.4	$6.2	14.3%

The increase in SG&A expenses primarily reflects increases in compensation-related expenses of $7.0 million. The increase largely reflects additional personnel to support business growth opportunities and one-time stock-based compensation and pension costs of $1.7 million related to the retirement of key executives. Increases related to information system enhancements and other administrative expenses were offset by a decrease in audit and accounting fees of $1.2 million primarily due to improved efficiencies made in our Sarbanes-Oxley compliance program and a decrease in bad debt expense.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) for the nine months ended September 30, 2007 and 2006 were $1.3 million and $1.1 million, respectively.

Operating Income.  Operating income for our reportable segments, for the nine months ended September 30, 2007 and 2006 is summarized in the following table:

	Nine Months Ended September 30,		$ Increase/	% Increase/
(In millions except percents)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$68.9	$53.2	$15.7	29.5%
Fabrication & Distribution Group	32.9	21.4	11.5	53.7%

Total operating income	$101.8	$74.6	$27.2	36.5%

Excluding the $7.1 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group increased by $22.8 million and the operating income percentage increased to 41.1% from 34.5% in the same period in the prior year. The increases in operating income and the operating income percentage were primarily attributable to the increase in average selling prices driven by strong demand in the commercial aerospace markets slightly offset by increased SG&A expenses.

The increase in operating income for the F&D Group of $11.5 million was primarily due to increased sales from domestic and international operations. The operating income percentage for the F&D Group increased to 11.8% compared to 10.3% for the same period in the prior year as we were able to leverage our SG&A expenses in relation to our increase in gross profit.

Other Income (Expense).  Other income (expense) for the nine months ended September 30, 2007 and 2006 was $(1.9) million and $0.2 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and was significantly impacted by the weakening of the U.S. Dollar compared to the Canadian Dollar, the Euro, and the British Pound during the nine months ended September 30, 2007 compared to the same period in the prior year. Our foreign currency exposure primarily relates to the remeasurement of assets and liabilities of our international operations that are recorded in a currency other than the U.S. Dollar.

Interest Income and Interest Expense.  Interest income for the nine months ended September 30, 2007 and 2006 was $3.6 million and $1.9 million, respectively. The increase was due to an improvement in the effective rate of return for invested cash balances coupled with higher cash balances as compared to the same period in the prior year. Interest expense of $0.9 million for the nine months ended September 30, 2007 increased from $0.3 million in the prior year due to higher debt levels in the current year.

Provision for Income Taxes.  We recognized income tax expense of $34.8 million, or 34.0% of pretax income, and $27.5 million, or 36.0% of pretax income for federal, state, and foreign income taxes for the nine months ended September 30, 2007 and 2006, respectively. Tax expense as a percentage of pre-tax income decreased year over year as a result of an increased benefit from the federal manufacturing deduction and tax exempt investment income. Discrete items totaling $2.5 million and $1.0 million reduced the provision for income taxes for the nine months ended September 30, 2007 and 2006, respectively, and related principally to adjusting estimated taxes to actual amounts reflected on tax returns that were filed and other adjustments to prior years’ taxes based upon additional information that became available during the periods.

Liquidity and Capital Resources

In connection with our recently announced long-term supply agreement for the Joint Strike Fighter (“JSF”) program and our new long-term supply agreement for the Airbus family of commercial aircraft including the A380 and A350XWB programs, we are undertaking certain capital expansions. We have begun a $100 million facilities expansion program associated with the production of mill products and expect the majority of the capital expenditures related to this expansion to occur in 2008 and 2009. In addition, we recently announced plans to construct a premium-grade titanium sponge facility with anticipated capital spending of up to $300 million. We expect the majority of the capital expenditures related to the sponge plant to occur in 2008 and 2009 and that the new plant will become operational during 2010. We anticipate funding these capital commitments through a combination of cash on hand, cash generated by operations, and borrowings against our new $240 million credit facility.

Cash provided by operating activities.  Cash provided by operating activities for the nine months ended September 30, 2007 and 2006, was $13.7 million and $37.5 million, respectively. The decrease in net cash flows from operating activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily reflects increased levels of working capital, primarily driven by increased inventory levels and accounts receivable, as well as a $10 million cash contribution to our Company-sponsored pension plan. These uses of cash were partially offset by our increased profitability.

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities, for the nine months ended September 30, 2007 and 2006, was $40.4 million and $(18.4) million, respectively. During the three months ended September 30, 2007, we liquidated our Variable Rate Demand Notes due to the current credit market uncertainties and invested the proceeds in highly liquid Money Market Funds that are classified as cash equivalents. This increase in cash provided by investing activities was partially offset by increased spending on our on-going capital expansion programs in support of the JSF, Airbus, and Boeing 787 programs.

Cash provided by financing activities.  Cash provided by financing activities, for the nine months ended September 30, 2007 and 2006, was $3.4 million and $4.2 million, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily due to financing fees paid in connection with our new $240 million credit facility and increased treasury stock repurchases due to the retirement of several key executives, partially offset by borrowings under our Claro interest-free loan agreement.

Credit Agreement

On September 27, 2007, we executed a new $240 million, five-year credit agreement (the “Agreement”) maturing on September 27, 2012. The Agreement replaces our $90 million credit agreement. Borrowings under the Agreement bear interest at our option at a rate equal to either an adjusted London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the bank’s base rate. In addition, we pay a facility fee in connection with the Agreement. Both the applicable margin and the facility fee vary based upon our achievement of a financial ratio. The Agreement contains covenants, which, among other things, require compliance with certain financial ratios, including a leverage ratio and an interest coverage ratio. We may prepay the borrowings under the Agreement in whole or in parts, at any time, without a prepayment penalty. As of September 30, 2007, we had no outstanding borrowings under the Agreement.

As of September 30, 2007, the Company’s wholly-owned, Canadian subsidiary, Claro, maintained a Credit Agreement (the “Claro Agreement”) with National City Bank, Canada Branch that provided for an unsecured $16.0 million Canadian credit facility. At September 30, 2007 exchange rates, this agreement allows for borrowings of up to $16.1 million U.S. Dollars. The Claro Agreement operated as a revolving credit facility until July 1, 2007, at which time the outstanding principle and interest were converted to a ten-year term loan that will be repaid in 39 equal quarterly principle and interest payments (based on a 15-year amortization schedule) and a final balloon payment of outstanding principle and interest. On September 27, 2007, the Claro Agreement was amended to conform its covenants to the Company’s new $240 million, five-year credit agreement. As of September 30, 2007, outstanding borrowings totaled $15.8 million under this agreement.

As of September 30, 2007, we maintained an interest-free loan agreement which allows for borrowings of up to $5.2 million Canadian dollars. At September 30, 2007 exchange rates, this agreement allows for borrowings of up to $5.2 million U.S. dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at our Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning in March of 2009. At September 30, 2007, we had borrowings totaling $1.7 million (U.S.) under this agreement. We anticipate utilizing all availability associated with this credit facility by the end of 2008.

Backlog

Our order backlog for all markets decreased to approximately $559 million as of September 30, 2007, as compared to $606 million at December 31, 2006. Of the backlog at September 30, 2007, approximately $155 million is likely to be realized over the remainder of 2007. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years for a variety of programs that are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Based on available information, we believe that our share of possible environmental-related costs is in a range from $2.2 million to $3.3 million in the aggregate. At both September 30, 2007 and December 31, 2006, the amount accrued for future environmental-related costs was $2.9 million and $3.6 million, respectively. Of the total amount accrued at September 30, 2007, approximately $1.5 million is expected to be paid out within one year and is included in the other accrued liabilities line on the balance sheet. The remaining $1.4 million is recorded in other noncurrent liabilities.

We have included $0.4 million in both our other current and noncurrent assets for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI, that have agreed to partially reimburse us for certain environmental-related costs. We have been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. We do not expect the adoption of SFAS 157 to have a material effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. SFAS 159 will become effective as of January 1, 2008. We do not expect the adoption of SFAS 159 will have a material effect on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures About Market Risk on our Form 10-K filed with the SEC on February 28, 2007.

Item 4.	Controls and Procedures.

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As discussed in Note 11 — Commitments and Contingencies, of the Condensed Notes to Consolidated Financial Statements, and in Part I, Item 2 under the caption “Duty Drawback Investigation,” each of which is incorporated herein by reference, we received a notice from U.S. Customs during the second quarter of 2007 that we are under formal investigation for $7.6 million of duty drawback claims previously filed on our behalf by a licensed broker acting as our authorized agent. We have revoked the authorized agent’s authority and intend to fully cooperate with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation.

Concurrent with the U.S. Customs investigation, we are currently conducting an internal review of all our drawback claims filed with U.S. Customs to determine to what extent any claims may be invalid or may not have been supportable with adequate documentation. As detailed in Note 11, we have recorded year-to-date charges of $7.1 million to Cost of Sales, with $3.4 million recorded during the three months ended June 30, 2007, and $3.7 million recorded during the three months ended September 30, 2007. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent our best estimate of probable loss. While the ultimate outcome of the U.S. Customs investigation and our own internal review is not yet known, we believe there is an additional possible risk of loss between $0 and $4.0 million based on current facts, exclusive of any amounts imposed for interest and penalties which may be assessed but cannot be quantified at this time.

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

While the Company repurchases shares of Common Stock from time to time, it did not repurchase any shares of Common Stock during the three and nine months ended September 30, 2007 or 2006 under the RTI International Metals, Inc. share repurchase program. The share repurchase program was approved by the Company’s Board of Directors on April 30, 1999, and authorizes the repurchase of up to $15 million of RTI Common Stock. At September 30, 2007, approximately $12 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 stock plan. Shares of Common Stock surrendered to satisfy tax liabilities during the three months ended September 30, 2007 were 12,077. There were no shares of Common Stock surrendered to satisfy tax liabilities during the three months ended September 30, 2006.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: November 2, 2007

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Supplemental Long-Term Supply Agreement, dated September 17, 2007, between the Company and EADS Deutschland GmbH as Lead Buyer for the European Aeronautic Defense Space group of companies, filed herewith.
10.2	Credit Agreement dated September 27, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated September 27, 2007.
10.3	Credit Amending Agreement dated September 27, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for the event dated September 27, 2007.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.