Form 10-K
period 2007-12-31
RTI INTERNATIONAL METALS INC
filed 2008-02-28
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,711 million as of June 30, 2007. The closing price of the Corporation’s common stock (“Common Stock”) on June 30, 2007, as reported on the New York Stock Exchange was $75.37.

The number of shares of Common Stock outstanding at February 8, 2008 was 23,152,397.

Documents Incorporated by Reference:

Selected Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.	Business

The Company

RTI International Metals, Inc. (the “Company” or “RTI”) is a leading U.S. producer and supplier of titanium mill products and a supplier of fabricated titanium and specialty metal components for the global market. The Company, an Ohio corporation, and its predecessors have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. The titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate, and sheet. The Titanium Group also produces ferro titanium alloys for steel-making customers and processes and distributes titanium powder. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

Industry Overview

Titanium’s physical characteristics include a high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance, and, relative to other metals, it is particularly effective in extremely harsh conditions. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Traditionally, a majority of the U.S. titanium industry’s output has been used in aerospace applications. However, in recent years similar significant quantities of the industry’s output are used in non-aerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, consumer products, and non-aerospace military applications such as armor protection.

The U.S. titanium industry’s reported shipments were approximately 53 million pounds in 2005, 67 million pounds in 2006, and are estimated to be approximately 72 million pounds in 2007. Due to continuing strong demand from all major market segments, the U.S. titanium industry’s shipments in 2008 are estimated to increase over 2007 levels. Notwithstanding this strong demand, the cyclical nature of the aerospace and defense industries has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry.

Prime aircraft producers and their subcontractors generally order titanium mill products six to eighteen months in advance of final aircraft production. This lag is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Therefore, titanium demand from commercial aerospace is likely to precede any expected increase in aircraft production.

The following is a summary of the Company’s proportional sales to each of the three major markets it serves and a discussion of events occurring within those markets:

	2007	2006	2005

Commercial Aerospace	50%	45%	42%
Defense	33%	32%	27%
Industrial and Consumer	17%	23%	31%

Commercial Aerospace

The Company’s sales to the commercial aerospace market were approximately 50% of consolidated net sales in 2007 compared to 45% in 2006 and 42% in 2005. Growth in this market is the result of increased world-wide air travel, driving increased plane production and increased usage of titanium in new aircraft design. According to

Aerospace Market News, the leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 6,848 aircraft on order at the end of 2007, a 37% increase from the prior year, including 2,876 new orders for large commercial aircraft. This order backlog represents more than 7 years of production, at current build rates, for both Airbus and Boeing. Aerospace Market News also reported deliveries of large commercial aircraft by Airbus and Boeing totaled 894 in 2007, 831 in 2006, and 668 in 2005. According to The Airline Monitor, forecast deliveries of large commercial jets to airlines are predicted to reach 1,005 aircraft in 2008, 1,130 aircraft in 2009, and 1,220 aircraft in 2010.

Airbus is now producing the largest commercial aircraft, the A380, and Boeing is producing the new 787 Dreamliner®. Airbus has also announced the launch of another new aircraft, the A350XWB, to compete with Boeing’s 787 models. All three of these new aircraft will use substantially more titanium per aircraft than the preceding models. The A380 went into service in 2007. One version of the 787 is expected to go into service in 2009 and two other models in 2010. The A350XWB is expected to go into service in 2013. As production of these new aircraft increases, titanium demand is expected to grow to levels significantly above previous peak levels.

Defense

Defense markets represented approximately 33% of RTI’s revenues in 2007. Military aircraft make extensive use of titanium and specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F/A-22, F/A-18, F-15, and the F-35 Joint Strike Fighter (“JSF”); and in Europe, the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the C-17 and A400m also use significant quantities of these metals.

The JSF is set to become the fighter for the 21st Century with expected production exceeding 2,600 aircraft over the life of the program. In 2007, RTI was awarded a long-term contract extension from Lockheed Martin to support full-rate production of the JSF through 2020. Under the contract, RTI will supply the first eight million pounds of titanium mill products annually, beginning in 2008. The products RTI will supply include sheet, plate, and billet.

In addition to aerospace defense requirements, there are numerous titanium applications on ground vehicles and artillery driven by its armoring (greater strength) and mobility (lighter weight) enhancements. An example of these qualities is the titanium Howitzer program which began full-rate production in 2005 for 495 units. RTI is the principal titanium supplier for the Howitzer under a contract to BAE Systems through the first quarter of 2009.

Military demand is expected to remain at high levels in 2008 due to strong defense budgets and significant hardware purchases by the U.S. Government and European nations.

Industrial & Consumer

Industrial & Consumer markets provided approximately 17% of RTI’s revenue in 2007, consisting of shipments to the energy sector from the F&D Group and continued shipments of ferro titanium to the steel industry from the Titanium Group.

In the energy sector, the demand for RTI’s products for oil and gas extraction, including deep-drilling exploration and production, increased in 2007. This demand is expected to grow over the next several years as a consequence of further development of energy from deepwater and difficult-to-reach locations around the globe.

Infrastructure growth in developing nations, such as China and India, has stimulated increased demand from the Chemical Process Industry (“CPI”) for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants.

Titanium also is being used extensively in global consumer markets for orthopedic implants in hip and knee replacements; sporting goods such as golf clubs and tennis racquets; and other diverse applications including eyeglass frames and architectural structures.

Products and Segments

The Company’s products are manufactured and marketed by two operating segments: (1) the Titanium Group and (2) the F&D Group.

Titanium Group

The Titanium Group’s products consist primarily of titanium mill products and ferro titanium alloys (for use in steel and other industries). Its titanium products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and related jet engines. These products are fabricated into parts and utilized in aircraft structural sections such as landing gear, fasteners, tail sections, wing support and carry-through structures, and various engine components including rotor blades, vanes and discs, rings and engine cases.

The mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the commercial aerospace, defense, and industrial and consumer markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. Approximately 42% of titanium mill products in 2007, compared to 43% in 2006, were sold to the Company’s F&D Group where value-added services such as those mentioned above are performed for ultimate shipment of parts to the customer. The Titanium Group also processes and distributes titanium powders.

In connection with the Group’s new long term supply agreements for the JSF program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, the Company is undertaking certain capital expansions to construct a premium-grade titanium sponge facility in Hamilton, Mississippi, with anticipated capital spending of approximately $300 million, and a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Niles, Ohio, with anticipated capital spending of approximately $100 million.

Fabrication & Distribution Group

The F&D Group consists primarily of businesses engaged in the fabrication and distribution of titanium mill products and other specialty metals such as stainless steel and nickel-based alloys in 12 locations in the United States, Europe, and Canada.

The Company owns and operates a number of distribution facilities with domestic and international locations. These facilities stock titanium and specialty metal mill products to fill customer needs for smaller quantity and quick delivery requirements from inventory. These facilities also provide cutting, machining, and light fabrication services. In addition, facilities located in Missouri, California, England, and France, operate significant stocking and cut-to-size programs designed to meet the needs of commercial aerospace, defense, and industrial and consumer customers for multi-year requirements.

Fabricated products include seamless and welded pipe, engineered tubular products, and assemblies and extrusions for oil and gas extraction and production. Fabricated products also include hot formed and superplastically formed parts, machined, assembled, cut parts, and extruded shapes for commercial aerospace and defense applications as noted below. For example, in 2006 RTI won agreements with Fuji Heavy Industries, Ltd. (“FHI”) and Kawasaki Heavy Industries, Ltd. (“KHI”) to provide extruded and machined structural component parts for the Boeing 787 Dreamliner® program through 2011. In 2007, RTI was awarded an additional long-term contract from Boeing to supply a similar but more advanced component — the PAX Floor Pi-Box Seat Track, an extruded, welded and fully machined structural titanium component, for the 787 Dreamliner® through 2017. This contract extends RTI’s role related to seat tracks on the 787 program that commenced with its earlier contracts with FHI and KHI.

The F&D Group’s energy unit, RTI Energy Systems, Inc., located in Houston, Texas, specializes in oil and gas systems engineering and manufacturing services. Their strength lies in integrating traditional materials with titanium into complex engineered solutions using advanced design and manufacturing technologies. RTI Energy fabricates components such as connectors, sub-sea manifolds and riser systems, stress joints, and keel joints.

When titanium products and fabrications are involved in a project, the Titanium Group and the F&D Group coordinate their varied capabilities to provide the best solution for a customer. An example is RTI’s Howitzer program. The Titanium Group is providing the titanium mill products to the F&D Group, which in turn is providing extrusions, hot formed parts, and machined components that are packaged as a kit and sent to BAE Systems for final assembly. This contract was awarded to RTI in 2005 for deliveries which extend through the first quarter of 2009.

The amount and percentage of the Company’s consolidated net sales represented by each Group for the past three years are summarized in the following table:

	2007		2006		2005
(dollars in millions)	$	%	$	%	$	%

Titanium Group(1)(2)	$253.1	40.4%	$204.9	40.5%	$130.2	37.5%
Fabrication & Distribution Group(2)	373.7	59.6%	300.5	59.5%	216.7	62.5%

Total consolidated net sales	$626.8	100.0%	$505.4	100.0%	$346.9	100.0%

Operating income and the percentage of consolidated operating income contributed by each Group for the past three years are summarized in the following table:

	2007		2006		2005
(dollars in millions)	$	%	$	%	$	%

Titanium Group (2)	$102.6	72.7%	$78.5	68.1%	$40.8	72.8%
Fabrication & Distribution Group(2)	38.6	27.3%	36.8	31.9%	15.3	27.2%

Total consolidated operating income (loss)	$141.2	100.0%	$115.3	100.0%	$56.1	100.0%

The amount of the Company’s total consolidated assets identified with each Group as of December 31 are summarized in the following table:

(In millions)	2007	2006

Titanium Group	$281.2	$228.3
Fabrication & Distribution Group	372.4	294.4
General Corporate(3)	101.7	121.2

Total consolidated assets	$755.3	$643.9

(1)	Excludes $181 million, $152 million, and $96 million of intercompany sales primarily to the F&D Group in 2007, 2006, and 2005, respectively.

(2)	Excludes the effect of discontinued operations in 2005.

(3)	Consists primarily of unallocated cash, short-term investments, and deferred tax assets.

Exports

The majority of the Company’s exports consist of titanium mill products, extrusions, and machined extrusions used in aerospace markets. Also, significant exports to energy market customers are beginning to occur as deepwater oil and gas exploration increases. The Company’s export sales were 26%, 22%, and 19% of net sales for the years ended December 31, 2007, 2006, and 2005, respectively. Such sales were made primarily into Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. In addition, sales to the Asian market are accelerating. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 11, “Segment Reporting” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company supplies titanium alloy mill products and extrusions to the European market through RTI Europe, the Company’s network of European distribution companies, which secures contracts to furnish mill products to the major European aerospace manufacturers. RTI, through its French subsidiary, Reamet, was chosen by Airbus in 2006 as a major supplier of titanium flat-rolled products through 2015. In 2007, RTI entered into a supplemental agreement with Airbus to supply a minimum of 45 million pounds of titanium mill products through its European subsidiaries through 2020.

Backlog

The Company’s order backlog for all markets was approximately $545 million as of December 31, 2007, as compared to $606 million at December 31, 2006. Of the backlog at December 31, 2007, approximately $477 million is likely to be realized in 2008. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous requirement contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements signed in 2007, that are not included in backlog until a specific release into production or a firm delivery date has been established.

Raw Materials

The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and alloying agents. RTI acquires its raw materials from a number of domestic and foreign suppliers under long-term contracts and other negotiated transactions. Currently, the majority of the Company’s sponge requirements are sourced from foreign suppliers. Requirements for sponge, scrap, and alloys vary depending upon the volume and mix of final products. The Company’s cold-hearth melting process provides RTI with the flexibility to consume a wider range of metallics, thereby reducing its need for purchased titanium sponge.

The Company currently has supply agreements for raw materials. These contracts are with suppliers located in Japan, Kazakhstan, and the United States and allow the Company to purchase certain quantities of raw materials at prices negotiated annually. These contracts expire at various periods through 2016. The Company purchases the balance of its raw materials opportunistically on the spot market as needed.

While the Company believes it has adequate sources of supply for titanium sponge, scrap, alloying agents, and other raw materials to meet its current raw material needs, the Company has announced its plans to build a new premium-grade sponge facility in Hamilton, Mississippi to meet its future raw material requirements in support of several long-term titanium supply agreements. The facility will have a total annual production capacity of up to 20 million pounds of titanium sponge and is expected to begin operations in 2010. All of the output from this new sponge facility is expected to be consumed by the Company in support of its long-term titanium supply agreements.

Business units in the F&D Group obtain the majority of their titanium mill product requirements from the Titanium Group. Other metallic requirements are generally sourced from the best available producer at competitive market prices.

Competition and Other Market Factors

The titanium metals industry is a highly competitive global business. Titanium competes with other materials of construction, including certain stainless steel, nickel-based high temperature, and corrosion resistant alloys and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry. It would either need to acquire intermediate product from an existing source or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end-use applications, especially in aerospace, require rigorous testing, approvals, and customer certification prior to purchase which would require a significant investment of time and capital coupled with extensive technical expertise.

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

Competition for the F&D Group is primarily on the basis of price, quality, timely delivery, and customer service. The Company believes that the business units in the F&D group are well positioned to remain competitive and continue to grow due to the range of goods and services offered and the increasing synergy with the Titanium Group for product and technical support.

Trade and Legislative Factors

Imports of titanium mill products from countries that receive the normal trade relations (“NTR”) tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive NTR treatment is 45%. A 15% tariff exists on unwrought titanium products entering the U.S., including titanium sponge. Currently, the Company’s imported titanium sponge from Kazakhstan and Japan is subject to this 15% tariff. Competitors of the Company that do not rely on imported titanium sponge are not subject to the additional 15% tariff in the cost of their products. The Company has sought relief from this tariff through the Offices of the U.S. Trade Representative but has been unsuccessful in having the tariff removed. The Company believes the U.S. Trade laws as currently applied to the domestic titanium industry create a competitive disadvantage to the Company and continues to seek relief from the tariffs.

U.S. Customs and Border Protection (“U.S. Customs”) administers a duty drawback program whereby duty paid can be recovered. In the event materials on which duty is paid are used in the manufacture of products in the United States and such manufactured products are then exported, duties paid may be refunded as drawback provided various requirements are met. The Company participates in U.S. Customs’ duty drawback program.

The United States Government is required by 10 U.S.C. § 2533b, “Requirement to buy strategic materials critical to national security from American sources” (the “Specialty Metals Clause”), to use domestically melted titanium in all military procurement. The law, which dates back to the Berry Amendment of 1973, is important to the Company in that it supports the domestic specialty metals industry. Although the Specialty Metals Clause was revised comprehensively in the 2007 Defense Authorization Act (the “2007 Act”), the subject was reopened in the 2007-2008 legislative session as a result of dissatisfaction, on both sides of the debate, with how the 2007 Act was being implemented by the Department of Defense. Consequently, new provisions under the National Defense Authorization Act for Fiscal Year 2008 (“2008 Act”) reflect a compromise on domestic source requirements for specialty metals.

The 2008 Act provides an important clarification for the specialty metals industry. It affirms that the Specialty Metals Clause does apply to commercial-off-the-shelf-items such as: specialty metals mill products like titanium bar, billet, slab, and sheet; forgings and castings of specialty metals (unless incorporated into a commercial-off-the-shelf item or subassembly); and fasteners (unless incorporated into commercial-off-the-shelf end items or subassemblies). As an accommodation to the concerns of military suppliers and the Department of Defense, the 2008 Act provides for a new de minimis exception whereby defense agencies may accept an item containing up to 2% noncompliant metal, based on the total weight of all of the specialty metals in an item. This exception might apply, for example, to small specialty metal parts in a jet engine if the source of the parts cannot be ascertained. Finally, the 2008 Act revises the rules for granting compliance waivers when compliant materials are not available. It requires that the Department of Defense reexamine previously granted waivers (which the specialty metals industry feels were overly broad) and amend them, if necessary, to comply with the changes in the law. The new law also requires more “transparency” in the use of the waiver process and requires the Department of Defense to report to Congress on the first and second anniversaries of the legislation concerning the types of items that are being procured under the new commercial-off-the-shelf exception.

The Company believes that the compromises contained in the new law provide a fair and workable solution bridging the biggest concerns on both sides of the debate. The Company, together with the specialty metals industry as a whole, will be closely monitoring the implementation of the 2008 Act to see that the Specialty Metals Clause continues to ensure a reliable, domestic source of supply for products that are critical to national security.

Environmental Liabilities

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

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2.2 million to $3.6 million in the aggregate. At December 31, 2007 and 2006, the amounts accrued for future environmental-related costs were $2.9 million and $3.6 million, respectively. Of the total amount accrued at December 31, 2007, $1.5 million is expected to be paid out within one year and is included in the other accrued liabilities line on the balance sheet. The remaining $1.4 million is recorded in other noncurrent liabilities.

The Company has included $0.4 million in both its accounts receivable and other noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Marketing and Distribution

RTI markets its titanium mill and related products and services worldwide. The majority of the Company’s sales are made through its own sales force. RTI’s domestic sales force has offices in Niles, Ohio; Houston, Texas; Los Angeles, California; Indianapolis, Indiana; Hartford, Connecticut; and Montreal, Canada. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company’s Customer Technical Service and Research and Development departments, both located in Niles, Ohio, provide extensive customer support. Sales of the F&D Group’s products and services are made by personnel at each location as well as a corporate-level sales force. F&D Group locations include: Hartford, Connecticut; Montreal, Canada; Indianapolis, Indiana; Los Angeles, California; Houston, Texas; Sullivan and Washington, Missouri; Birmingham, England; Rosny-Sur-Siene, France; and Guangzhou, China.

Research, Technical, and Product Development

The Company conducts research, technical, and product development activities for both the Titanium Group and the F&D Group. Research includes not only new product development, but also new or improved technical and manufacturing processes.

The Company is conducting research for the U.S. Army and has entered into discussions with both the U.S. Army and the Department of Defense on other research projects. The Company is currently partnered with

American Engineering and Manufacturing Company (“AEM”) to develop lower cost titanium production for the U.S. Army Industrial base under the Advanced Materials and Processes for Armament Structures Program. AEM was awarded research and development funds in the fiscal years 2007 and 2008 Department of Defense Appropriations bills in the amounts of $4.4 million and $5.6 million, respectively.

RTI also participates in several other federal and state-funded research projects to develop lower cost titanium, advanced melting technology, and “as cast” extrusions, as well as improved flat product research. The principal goals of the Company’s research program, aside from U.S. Army and Department of Defense projects, are advancing technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical, and product development costs borne by the Company totaled $1.7 million in 2007, $1.5 million in 2006, and $1.6 million in 2005.

Patents and Trademarks

The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its expertise, trade secrets, and patents important to the conduct of its business, although no individual item is currently considered to be material to the Company’s current business.

Employees

At December 31, 2007 the Company and its subsidiaries employed 1,599 persons, 545 of whom were classified as administrative and sales personnel. Of the total number of employees, 714 employees were in the Titanium Group, 848 were in the F&D Group, and 37 were in the RTI corporate headquarters group.

The United Steelworkers of America represents 364 of the hourly, clerical and technical employees at RMI’s plant in Niles, Ohio. The current Labor Agreement entered into on December 1, 2004 with the United Steelworkers of America was originally set to expire on January 31, 2010, however, on February 2, 2008, the Company and the union agreed to an extension through June 30, 2013. Hourly employees at the RTI Tradco facility in Washington, Missouri voted to become members of the International Association of Machinists and Aerospace Workers in May of 2006. There are 172 employees in the bargaining unit. The current labor contract with the International Association of Machinists and Aerospace Workers expires on February 19, 2011. No other Company employees are represented by a union.

Executive Officers of the Registrant

Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2007.

Name	Age	Title

Dawne S. Hickton	50	Vice Chairman and Chief Executive Officer
Michael C. Wellham	42	President and Chief Operating Officer
Stephen R. Giangiordano	49	Executive Vice President
William T. Hull	50	Senior Vice President and Chief Financial Officer
William F. Strome	52	Senior Vice President—Strategic Planning and Finance
Chad Whalen	33	Vice President, General Counsel and Secretary

Biographies

Ms. Hickton was appointed Vice Chairman and Chief Executive Officer in April 2007. She had served as Senior Vice President and Chief Administrative Officer since July 2005, Secretary since April 2004, and Vice President and General Counsel since June 1997. Prior to joining RTI, Ms. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law, and was employed at U.S. Steel Corporation from 1983 through 1994.

Mr. Wellham was appointed President and Chief Operating Officer in April 2007. He had served as Senior Vice President, Fabrication & Distribution Group since September 2002 and Vice President, Fabrication & Distribution Group since January 1999.

Mr. Giangiordano was appointed Executive Vice President in April 2007. He had served as Senior Vice President, Titanium Group since October 2002 and Vice President, Titanium Group since July 1999. Prior to that assignment, he served as Vice President, Technology since 1994.

Mr. Hull was appointed Senior Vice President and Chief Financial Officer in April 2007. He had served as Vice President and Chief Accounting Officer since August 2005. Prior to joining RTI, Mr. Hull served as Corporate Controller of Stoneridge, Inc., of Warren, Ohio, where he was employed since 2000. Mr. Hull is a Certified Public Accountant.

Mr. Strome was appointed Senior Vice President, Strategic Planning and Finance in November 2007. Prior to joining RTI, Mr. Strome served as a Principal focusing on development projects at Laurel Mountain Partners, L.L.C. Prior to joining Laurel in 2006, Mr. Strome served as Senior Managing Director and Group Head, Investment Banking at the investment banking firm Friedman, Billings, Ramsey & Co., Inc. From 1981 to 2001, Mr. Strome was employed by PNC Financial Services Group, Inc. in various legal capacities and most recently managed PNC’s corporate finance advisory activities and its mergers and acquisitions services.

Mr. Whalen was appointed Vice President, General Counsel and Secretary in February 2007. Mr. Whalen practiced corporate law at the law firm of Buchanan Ingersoll & Rooney PC (which performs certain legal services for RTI) from 1999 until joining RTI.

Available Information

Our Internet address is www.rtiintl.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. All filings are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make available on our website our corporate governance documents, including the Company’s Code of Business Ethics, governance guidelines, and the charters for various board committees.

Item 1A.	Risk Factors.

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

The ability to successfully expand our operations in a timely and cost effective manner

In connection with several of our long-term commercial contracts, we are undertaking several major capital expansion projects which will continue through 2010, including the construction of our new titanium sponge plant and titanium rolling mill and forging press facilities. The inability to successfully expand our operations in a timely and cost effective manner could have a material adverse effect on our business, financial condition and results of operations. This growth places a significant demand on management and operational resources. Our success will depend upon the ability of key financial and operational management to ensure the necessary internal and external resources are in place to properly complete and operate these expansion projects.

The demand for our products and services may be adversely affected by demand for our customers’ products and services

Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. The ability or inability to meet our financial expectations could be directly impacted by our customers’ abilities or inabilities to meet their own financial expectations. A downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other domestic as well as global economic, environmental or political factors. A slowdown in demand by or complete loss of business from these customers could have a material impact on our economic situation.

A substantial amount of revenue is derived from the commercial aerospace and defense industries and a limited number of customers

Approximately 83% of our annual revenue is derived from the commercial aerospace and defense industries. Within those industries are a small number of consumers of titanium products. Those industries have shown the potential of sudden and dramatic changes in forecasted spending which can negatively impact the needs for our products and services. Some of our customers are particularly sensitive to the level of government spending on defense-related products. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand for defense-related titanium products. In addition, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations. Many of our customers are dependent on the commercial airline industry which has shown to be subject to significant economic and political challenges due to threats or acts of terrorism, rising or volatile fuel costs, aggressive competition, and other factors. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither our customers nor RTI may be able to project or plan in a timely manner for the impact of these events that could have a negative impact on our results of operations.

We may be subject to competitive disadvantages

The titanium metals industry is highly competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Not only do we face competition for a limited number of customers with other producers of titanium products, but we also must compete with producers of other materials of construction. Our competitors could experience more favorable economic conditions than us including better raw materials costs, favorable labor agreements, or other factors which could provide them with competitive advantages in their ability to provide goods and services. Our foreign competitors in particular may have the ability to offer goods and services to our customers at more favorable prices due to advantageous economic, environmental, political, or other factors. Titanium competes with other materials of construction including stainless steel, nickel-based high temperature and corrosion resistant alloys, and composites. Changes in costs or other factors related to the production and supply of titanium mill products compared to costs or other factors related to the production and supply of other types of materials of construction may negatively impact our business and the industry as a whole. New competitive forces unknown to us today could also emerge which could have an adverse impact on our financial performance.

We may experience a lack of supply of raw materials at costs that provide us with acceptable margin levels

The raw materials required for the production of titanium products are acquired from a number of domestic and foreign suppliers. Although we have long-term contracts in place for the procurement of certain amounts of raw material and are in the process of constructing a titanium sponge plant, we cannot guarantee that our suppliers can fulfill their contractual obligations. Our suppliers may be adversely impacted by events within or outside of their control that could not be projected and that may adversely affect our business operations. We cannot guarantee that we will be able to obtain adequate amounts of raw materials from other suppliers in the event that our primary suppliers are unable to meet our needs. We may experience an increase in prices for raw materials which could have a negative impact on our profit margins if we are unable to effectively pass on these increases through product pricing, and we may not be able to project the impact that an increase in costs may cause in a timely manner. We may be contractually obligated to supply our customers at price levels that do not result in our expected margins due to unanticipated increases in the costs of raw materials. We may experience dramatic increases in demand and we cannot guarantee that we will be able to obtain adequate levels of raw materials at prices that are within acceptable cost parameters in order to fulfill that demand.

We are subject to changes in product pricing

From time-to-time, excess supply and competition may result in fluctuations in the prices at which we are able to sell certain of our products. Price reductions may have a negative impact on our operating results. In addition, our ability to implement price increases is dependent on market conditions, often beyond our control. Given the long manufacturing lead times for certain products, financial benefits from increased prices may be delayed.

We may experience a shortage in the supply of energy or an increase in energy costs to operate our plants

We own twenty-four natural gas wells which provide some but not all of the non-electrical energy required by our Niles, Ohio operations. Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas, or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes, or the inability to extend existing energy supply contracts upon expiration on economical terms.

Our business could be harmed by strikes or work stoppages

The 364 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the United Steelworkers of America. Our current labor agreement with this union expires June 30, 2013. The 172 hourly employees at our RTI Tradco facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers. Our current labor agreement with this union expires February 19, 2011.

We cannot be certain that we will be able to negotiate new bargaining agreements upon expiration on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by a labor stoppage. If a strike or work stoppage were to occur in connection with the negotiation of a new collective bargaining agreement, or as a result of a dispute under our collective bargaining agreements with the labor unions, our business, financial condition and results of operations could be materially adversely affected.

Our business is subject to the risks of international operations

We operate subsidiaries and conduct business with suppliers and customers in foreign countries which exposes us to risks associated with international business activities. We could be significantly impacted by those risks, which include the potential for volatile economic and labor conditions, political instability, expropriation, and changes in taxes, tariffs, and other regulatory costs. We are also exposed to and can be adversely affected by fluctuations in the exchange rate of the United States Dollar against other foreign currencies, particularly the Canadian Dollar, the Euro and the British Pound. Although we are operating primarily in countries with relatively stable economic and political climates, there can be no assurance that our business will not be adversely affected by those risks inherent to international operations.

We are dependent on services that are subject to price and availability fluctuations

We depend on third parties to provide outside material processing services that may be critical to the manufacture of our products. Purchase prices and availability of these services are subject to volatility. At any given time, we may be unable to obtain these critical services on a timely basis, at acceptable prices and other acceptable terms, or at all.

We may be affected by our ability or inability to obtain financing

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

The outcome of the U.S. Customs investigation of our previously filed duty drawback claims is uncertain

During 2007, the Company received notice from U.S. Customs indicating that certain duty drawback claims previously filed by the Company’s agent, on behalf of the Company, are under formal investigation. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. The ultimate outcome of the U.S. Customs investigation cannot be determined, however, the outcome of this investigation could have an adverse impact on our financial performance.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Manufacturing Facilities

The Company has approximately 1.7 million square feet of manufacturing facilities, exclusive of distribution facilities and office space. The Company’s principal manufacturing plants, the principal products produced at such locations and their aggregate capacities are set forth below.

Facilities

	Owned /		Annual Rated
Location	Leased	Products	Capacity

Titanium Group
Niles, OH	Owned	Ingot (million pounds)	30.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Salt Lake City, UT	Leased	Powders (million pounds)	1.5
Canton, OH	Owned	Ferro titanium and specialty alloys (million pounds)	16.0
Hermitage, PA	Owned	Metal processing (million pounds)	5.0
Fabrication & Distribution Group
		Hot-formed and superplastically formed components
Washington, MO	Owned	(thousand press hours)	50.0
Sullivan, MO	Leased	Cut parts (thousand man hours)	23.0
Houston, TX	Leased	Extruded products (million pounds)	4.2
		Machining & fabrication of oil and gas products
Houston, TX	Owned	(thousand man hours)	246.0
Birmingham, England	Leased	Cut parts and components (thousand man hours)	45.0
Rosny-Sur-Siene, France	Leased	Cut parts and components (thousand man hours)	16.0
Los Angeles, CA (2 locations)	Leased	Metal warehousing and distribution	N/A
Hartford, CT	Leased	Metal warehousing and distribution	N/A
Indianapolis, IN	Leased	Metal warehousing and distribution	N/A
Houston, TX	Owned	Metal warehousing and distribution	N/A
		Machining and assembly of aerospace products
Montreal, Canada	Owned	(thousand man hours)	355.5

In addition to the leased facilities noted above, the Company leases certain buildings and property at the Washington, Missouri and Canton, Ohio operations as well as a sales office in Guangzhou, China. All other facilities are owned. The plants have been constructed at various times over a long period. Many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Given the critical nature of many of the aerospace end uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $350 million which includes grounding liability. There are currently no material pending or threatened claims against the Company other than the matters discussed below.

Duty Drawback Investigation

During the second quarter of 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed on its behalf by a licensed broker acting as the Company’s authorized agent. The Company has revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation.

Concurrent with the U.S. Customs investigation, the Company is currently conducting an internal review of all its drawback claims filed with U.S. Customs to determine to what extent any claims may be invalid or may not have been supportable with adequate documentation. During 2007, the Company recorded charges of $7.2 million to Cost of Sales. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent the Company’s best estimate of probable loss. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

Other Legal Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows or the financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Range of High and Low Stock Prices of Common Stock

	2007		2006
Quarter	High	Low	High	Low
First	$94.30	$67.82	$56.22	$38.00
Second	$101.49	$73.04	$83.33	$46.64
Third	$88.32	$58.42	$57.75	$39.81
Fourth	$85.20	$64.59	$80.50	$39.94

Principal market for Common Stock: New York Stock Exchange

Holders of record of Common Stock at February 8, 2008: 627

The Company has not paid dividends on its Common Stock.

The RTI International Metals, Inc. share repurchase program was approved by the Company’s Board of Directors on April 30, 1999, and authorizes the repurchase of up to $15 million of RTI Common Stock. As of December 31, 2007, approximately $12 million of the $15 million remained available for repurchase. There is no expiration date specified for the stock buyback program and there can be no assurance as to the timing or amount of such repurchases. No shares were repurchased under this program during the year ended December 31, 2007.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. Shares of Common Stock surrendered to satisfy tax liabilities in 2007 and 2006 were 32,195 and 19,871 shares, respectively.

Item 6.	Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and notes related hereto and other financial information included elsewhere herein.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2007	2006		2005	2004		2003

Income Statement Data(4):
Net sales	$626,799	$505,389		$346,906	$209,643		$180,256
Operating income (loss)	141,161	115,253	(5)	56,134	(14,566)		(2,215	)(2)
Income (loss) from continuing operations before income taxes	142,467	118,291		57,412	(4,996	)(1)	6,507	(3)
Income (loss) from continuing operations	92,631	75,700		37,344	(2,319)		4,108
Income (loss) from discontinued operations, net of tax provision	—	—		1,591	(638)		606
Net income (loss)	92,631	75,700		38,935	(2,957)		4,714
Basic earnings (loss) per share:
Continuing operations	$4.04	$3.34		$1.68	$(0.11)		$0.20
Discontinued operations	—	—		0.07	(0.03)		0.03

Net income (loss)	$4.04	$3.34		$1.75	$(0.14)		$0.23

Diluted earnings (loss) per share:
Continuing operations	$4.00	$3.29		$1.66	$(0.11)		$0.19
Discontinued operations	—	—		0.07	(0.03)		0.03

Net income (loss)	$4.00	$3.29		$1.73	$(0.14)		$0.22

	December 31,
	2007	2006		2005	2004	2003

Balance Sheet Data:
Working capital	$405,907	$365,711		$282,670	$218,444	$225,804
Total assets	755,284	643,913		501,751	409,411	393,775
Long-term debt	16,506	13,270		—	—	—
Total shareholders’ equity	575,784	462,181	(6)	379,652	323,958	317,660

(1)	Includes the effect of an approximately $9 million gain for settlement of a contractual claim.

(2)	Includes the effect of an approximately $1 million gain from the sale of one of the Company’s Ashtabula, Ohio facilities previously used for storage.

(3)	Includes the effect of an approximately $8 million gain from the settlement of a contractual claim.

(4)	All years presented have been adjusted for the impacts of the discontinued operations which occurred in 2005 and 2004 (see Note 14 of the Consolidated Financial Statements).

(5)	The adoption of SFAS 123(R) on January 1, 2006 resulted in an additional $2.6 million of compensation expense in 2006 (See Note 2 to the Consolidated Financial Statements).

(6)	The adoption of SFAS 158 as of December 31, 2006 resulted in a decrease in equity of $10.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and aerospace industries,

•	changes in defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	global economic activities,

•	outcome of the pending U.S. Customs investigation,

•	the successful completion of our expansion projects,

•	the Company’s order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

Overview

RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”) is a leading U.S. producer and supplier of titanium mill products and a supplier of fabricated titanium and specialty metal parts for the global market.

We conduct our operations in two reportable segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; and Hermitage, Pennsylvania; the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. This Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located throughout the U.S., Europe, and Canada and a representative office in China, the F&D Group concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products. Approximately 42% of the Titanium Group’s sales in 2007 were to F&D.

Approximately 50% of our sales in 2007 were directed to the commercial aerospace market. Air traffic demand, which drives new aircraft production along with aircraft titanium content, remained strong, and we believe that demand for new aircraft will continue to be strong for the foreseeable future.

Over the past several years, through the F&D Group, we have focused much of our development activities and marketing initiatives on value-added titanium processing (i.e., engineering, designing, extruding, machining, and fabricating.) This focus positions RTI to be closer to the primary contractors as final systems integrators. As we move up the value chain, RTI becomes a more valuable supply partner. It also positions us to be less dependent on commodity titanium as our sale end product.

Like all titanium mill producers, a significant amount of our capital supports inventory, primarily work-in-process, which is driven by the nature of processing titanium to demanding metallurgical and physical specifications which often results in double or triple melting of the material. Further, as the F&D Group’s business expands and its requirements for additional product from the Titanium Group grow, additional capital will be needed to support inventories. However, management is focused on reducing inventory levels and has dedicated additional resources to improve our internal supply change management.

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

Executive Summary

By virtually any operational or financial measure, 2007 was a record year. Net sales, operating income, and net income were $626.8 million, $141.2 million, and $92.6 million, respectively. Sales growth was 24% while operating income and net income grew 22% over 2006 and we ended the year with cash of $107.5 million and debt of only $17.6 million.

RTI signed over $4 billion in new long-term contracts during 2007, bringing our total contract wins since mid-2006 to $5 billion. In the near term, our backlog of $545 million continues to be strong. Of course, these contract wins create opportunities and challenges. We announced approximately $400 million in new capital projects, including approximately $300 million for our new titanium sponge facility in Hamilton, Mississippi. Now we are charged with completing this project as well as our rolling and forging expansion on-time and within budget.

Results of Operations

For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2007 and 2006 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$253.1	$204.9	$48.2	23.5%
Fabrication & Distribution Group	373.7	300.5	73.2	24.4%

Total consolidated net sales	$626.8	$505.4	$121.4	24.0%

The Titanium Group’s net sales increased by $48.2 million due to an increase in average selling prices driven by strong demand from the commercial aerospace markets offset by a slight decrease in trade shipments. The increases in selling price led to improved prime product sales of $71.2 million, offset by a slight decrease in volume of 364 thousand pounds, representing $7.4 million in trade sales. Although we have experienced a slight softening of product demand compared to 2006, we believe it to be temporary within the context of a continuing strong long-term picture. The Titanium Group’s net sales were also impacted by decreases in trade sales from non-prime products, principally ferro-alloys, representing a $15.6 million decrease from the same period in the prior year.

The increase in the F&D Group’s net sales of $73.2 million was primarily the result of continued strong demand from customers in most of the Group’s businesses and product lines as well as increased selling prices. Although most of the increased sales were in the commercial aerospace market, we also completed significant projects for our energy market customers during 2007 that resulted in increased net sales of $10.1 million. Net sales at the F&D Group’s North American and European operations increased by $35.3 million and $37.9 million, respectively.

Gross Profit.  Gross profit for our reportable segments for the year ended December 31, 2007 and 2006 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$121.4	$94.1	$27.3	29.0%
Fabrication & Distribution Group	86.7	78.8	7.9	10.0%

Total consolidated gross profit	$208.1	$172.9	$35.2	20.4%

Excluding the $7.2 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group increased by $34.5 million and gross profit percentage increased to 50.8% from 45.9% in the prior year. The increases in gross profit and gross profit percentage were primarily attributable to the increase in average selling prices driven by strong demand in the commercial aerospace markets.

The increase in gross profit for the F&D Group of $7.9 million was largely due to increased sales from domestic and international operations, as discussed above. The gross profit percentage for the F&D Group decreased to 23.2% as compared to 26.2% in the prior year. The decrease in gross profit percentage was primarily due to current startup costs relating to the new Claro facility, as we ramp up to meet the demands of the Boeing 787 contract, and a softening in the realized prices of certain specialty metal products at our distribution facilities.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2007 and 2006 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$17.3	$14.1	$3.2	22.7%
Fabrication & Distribution Group	48.0	42.0	6.0	14.3%

Total consolidated SG&A	$65.3	$56.1	$9.2	16.4%

The increase in SG&A expenses primarily reflects increases in compensation-related expenses of $7.6 million. The increase largely reflects additional personnel to support business growth opportunities and one-time stock-based compensation and pension costs of $1.7 million related to the retirement of key executives. Increases related to other administrative expenses were offset by a decrease in audit and accounting fees of $2.7 million, principally due to improved efficiencies made in our Sarbanes-Oxley compliance program, and a decrease in bad debt expense.

Research, Technical, and Product Development Expenses.  Total research, technical, and product development costs for the Company were $1.7 million in 2007 as compared to $1.5 million in 2006. This spending reflects the Company’s continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments for the year ended December 31, 2007 and 2006 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$102.6	$78.5	$24.1	30.7%
Fabrication & Distribution Group	38.6	36.8	1.8	4.8%

Total consolidated operating income	$141.2	$115.3	$25.9	22.5%

Excluding the $7.2 million charge associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group increased by $31.3 million and operating income percentage increased to 43.4% from 38.3% in the prior year. The increases in operating income and operating income percentage were largely attributable to the increase in average selling prices driven by strong demand in the commercial aerospace markets slightly offset by increased SG&A expenses.

The increase in operating income for the F&D Group of $1.8 million reflects a gross margin improvement of $7.9 million largely offset by increased SG&A expenses discussed above. Operating income percentage for the F&D Group decreased from 12.2% to 10.3% reflecting startup costs associated with the Boeing 787 program, margin pressure on certain specialty metal products, and the increased SG&A expenses, largely associated with additional personnel to support business growth opportunities as well as our Claro expansion efforts.

Other Income (Expense).  Other income (expense) decreased to $(2.1) million in 2007 as compared to $0.5 million in the prior year. Other income (expense) consists mostly of foreign exchange gains and losses from our international operations and was significantly impacted by the weakening of the U.S. Dollar compared to the Canadian Dollar, the Euro, and the British Pound during 2007 compared to 2006. Our foreign currency exposure principally relates to the remeasurement of assets and liabilities of our international operations that are recorded in a currency other than the U.S. Dollar. Also included in other income (expense) in 2007 was a gain of $1.0 million from the settlement of litigation against a former material supplier.

Interest Income and Interest Expense.  Interest income increased to $4.8 million in 2007 as compared to $3.2 million in the prior year. The increase in interest income was due to an overall increase in the level of cash and short-term investments on hand as compared to the prior year. The average effective rate in 2007 was 4.8% compared to 5.0% in 2006. Interest expense increased to $1.3 million in 2007 as compared to $0.7 million in the prior year, primarily due to higher debt levels during the current year as a result of favorable financing terms which we took advantage of to support our capital expansion programs.

Provision for Income Tax.  We recognized income tax expense of $49.8 million, or 35.0% of pretax income in 2007, compared to $42.6 million, or 36.0% of pretax income in 2006, for federal, state, and foreign income taxes. U.S. pretax income increased $34.8 million, offset by increased foreign losses of $10.6 million for a net increase to pretax income of $24.2 million. The decrease in the effective rate was primarily the result of a higher benefit associated with the deduction for qualified domestic production activities partially offset by higher relative state taxes associated with a greater amount of U.S. income. The manufacturing deduction provided a greater benefit in 2007 because of higher qualifying income and an increase in the deduction rate from 3% to 6%. Also contributing to the lower rate in 2007 was the impact of tax exempt investment income that was not present in 2006.

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

The increase in the Titanium Group’s net sales was mostly due to an increase in trade shipments of 2.4 million pounds as compared to the prior year coupled with an increase in average selling prices. These increases were principally driven by continued strong demand from the aerospace markets.

The increase in net sales for the F&D Group was primarily the result of increased demand from aerospace customers in most of the Group’s businesses and product lines as well as increased selling prices. The increase in revenue was significant at all of the Group’s domestic and European distribution locations. This additional demand, coupled with increased selling prices, led to an increase of $51.7 million from the Group’s North American locations and an increase of $32.1 million from our European locations.

Gross Profit.  Gross profit for our reportable segments for the years ended December 31, 2006 and 2005 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$94.1	$55.0	$39.1	71.1%
Fabrication & Distribution Group	78.8	51.6	27.2	52.7%

Total consolidated gross profit	$172.9	$106.6	$66.3	62.2%

Gross profit for the Titanium Group increased $39.1 million primarily due to an increase in the volume of mill product shipments coupled with an increase in average selling prices, partially offset by increased raw material costs as well as lower sales volumes and selling prices on ferro titanium shipments.

Gross profit for the F&D Group increased to $78.8 million in 2006 from $51.6 million in 2005. The increase in gross profit was driven by overall increases in shipment volumes contributing $20.0 million of the total increase. In addition, improved pricing over cost contributed an additional $7.2 million over 2005 results.

Selling, General, and Administrative Expenses.  SG&A for our reportable segments for the years ended December 31, 2006 and 2005 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$14.1	$12.7	$1.4	11.0%
Fabrication & Distribution Group	42.0	36.1	5.9	16.3%

Total consolidated SG&A	$56.1	$48.8	$7.3	14.9%

Total SG&A for the Company increased $7.3 million in 2006 compared to 2005. This increase was the result of increased wages and incentive compensation of $3.8 million and increased stock-based compensation costs of $3.4 million primarily due to the adoption of SFAS 123(R). The remaining increase was the result of an overall increase in sales and marketing initiatives within the Company. These increases were offset by reduced audit and compliance costs of $1.9 million compared to 2005.

Research, Technical, and Product Development Expenses.  Total research, technical, and product development expenses were $1.5 million in 2006 compared to $1.6 million in 2005. This spending reflects the Company’s continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments for the years ended December 31, 2006 and 2005 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2006	2005	(Decrease)	(Decrease)

Titanium Group	$78.5	$40.8	$37.7	92.4%
Fabrication & Distribution Group	36.8	15.3	21.5	140.5%

Total consolidated operating income	$115.3	$56.1	$59.2	105.5%

Operating income for the Titanium Group increased in 2006 by $37.7 million primarily due to improved volumes and selling prices for mill products offset by lower volumes and profitability on ferro titanium sales as well as by increased SG&A in the current year which reduced operating income by $1.4 million compared to 2005.

Operating income for the F&D Group increased by $21.5 million primarily due to an increase in gross profit of $27.2 million as a result of strong volumes and increased selling prices from both domestic and international markets as compared to 2005. Increased SG&A in the current year reduced operating income by $5.9 million.

Other Income.  Other income increased to $0.5 million in 2006 compared to $0.4 million in the prior year. Other income consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest income increased to $3.2 million in 2006 compared to $1.4 million in 2005. The increase in interest income was due to an overall increase in the level of cash and short-term investments on hand compared to the prior year. The average effective rate was 5.0% in 2006 compared to 3.1% in 2005. Interest expense increased to $0.7 million in 2006 compared to $0.5 million in the prior year.

Provision for Income Taxes.  Income tax expense increased by $22.5 million as a result of pretax income of $118.3 million in 2006 compared to pretax income from continuing operations of $57.4 million in 2005. The effective income tax rate for 2006 was 36.0% compared to 35.0% in 2005. The effective tax rate for 2006 was greater than the Federal statutory rate primarily due to the effect of state income taxes. The effective tax rate for 2005 was favorably impacted by the recognition of Ohio deferred tax assets based on an improved operating outlook that indicated the Company would pay Ohio tax on an income tax basis rather than on a net worth basis.

Duty Drawback Investigation

We maintain a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by ourselves or our customers. The agent, who matches our duty paid with the export shipments through filings with the U.S. Customs and Border Protection (“U.S. Customs”), performs the recapture process.

Historically, we recognized a credit to Cost of Sales when we received notification from our agent that a claim had been filed and received by U.S. Customs. For the period January 1, 2001 through March 31, 2007, we recognized a reduction to Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on our behalf.

During the second quarter of 2007, we received notice from U.S. Customs that we were under formal investigation with respect to $7.6 million of claims previously filed by the agent on our behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through our authorized agent. We revoked the authorized agent’s authority and are fully cooperating with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, we suspended the filing of new duty drawback claims through the third quarter of 2007. We are fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, we are currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, we are attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, we have recorded charges totaling $7.2 million to Cost of Sales during 2007. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent our current best estimate of probable loss. Of this amount, $6.5 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. To date, we have repaid to U.S. Customs $1.1 million for invalid claims, making the current liability $5.4 million as of December 31, 2007. While the ultimate outcome of the U.S. Customs investigation and our own internal review is not yet known, we believe there is an additional, possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed during the fourth quarter of 2007 totaled $1.7 million. As a result of the open investigation discussed above, we have not recognized any credits to Cost of Sales upon the filing of these new claims. We intend to record these credits on a “cash basis,” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Outlook

For 2008, we anticipate operating income growth will be impacted by our continued investments into overhead, people, and infrastructure as we position the Company to support the ramp up of the Boeing 787, Airbus, and JSF long-term contracts.

Backlog.  Our order backlog for all markets was approximately $545 million as of December 31, 2007, compared to $606 million at December 31, 2006. Of the backlog at December 31, 2007, approximately $477 million is likely to be realized during 2008. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements signed in 2007, that are not included in backlog until a specific release into production or a firm delivery date has been established.

Liquidity and Capital Resources

In connection with our new long term supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are undertaking several capital expansions. During 2007, we announced plans to construct a premium-grade titanium sponge facility in Hamilton, Mississippi, with anticipated capital spending of up to $300 million. In addition, we announced plans to construct a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Niles, Ohio, with anticipated capital spending of up to $100 million. We expect the majority of the capital expenditures related to the facilities to occur in 2008 and 2009 and that the new facilities will become operational during 2010. We anticipate funding these new capital commitments through a combination of cash on hand, cash generated by operations, and borrowings against our $240 million credit facility.

Cash provided by (used in) operating activities.  Cash provided by operating activities was $45.6 million and $83.7 million for the years ended December 31, 2007 and 2006, respectively. The increase in our net earnings was offset by increased cash tax payments and increased inventory balances. Inventory balances increased due to the significant increase in titanium sponge prices, as well as increased quantities of titanium sponge on hand, due to the continued strong demand for titanium.

Cash provided by (used in) operating activities was $83.7 million and $(10.7) million for the years ended December 31, 2006 and 2005, respectively. The increase reflects an increase in net income of $36.8 million from 2005 coupled with improvements in overall working capital compared to 2005 which were driven by improved inventory management. Partially offsetting these improvements were the impacts associated with the adoption of

SFAS 123(R). Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized (i.e., excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. This requirement reduced operating cash flows and increased net financing inflows by $5.1 million for the year ended December 31, 2006.

Included in cash flows for 2005 was the receipt of approximately $8.5 million from the U.S. Department of Energy (“DOE”) in settlement of a prior remediation contract and all prior remediation contracts related to the Company’s RMI Environmental Services (“RMIES”) subsidiary located in Ashtabula, Ohio.

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities was $20.6 million and $(118.3) million for the years ended December 31, 2007 and 2006, respectively. During 2007, we liquidated our variable rate demand securities (“VRDS”) due to the continuing credit market uncertainties and reinvested the proceeds into highly liquid registered Money Market Funds that are classified as cash equivalents. The cash increase from liquidating our VRDS portfolio was partially offset by increased spending related to our on-going capital expansion programs in support of the JSF, Airbus, and Boeing 787 programs.

Cash used in investing activities, for the years ended December 31, 2006 and 2005, was $118.3 million and $12.2 million, respectively. The increase in cash used in investing activities was primarily due to increased capital spending on capital expansion efforts coupled with investments in short-term marketable securities as a result of the significant cash flows generated during 2006.

Cash provided by financing activities.  Cash provided by financing activities was $3.7 million and $21.6 million for the years ended December 31, 2007 and 2006, respectively. Cash provided by financing activities during 2007 was primarily driven by the proceeds from the exercise of employee stock options and borrowings on our Interest-free loan agreement, offset by repayments made on the Claro Credit Agreement and financing fees paid in connection with our new $240 million credit facility. For further information on our credit agreements, see the section titled “Credit Agreements” below.

Cash provided by financing activities increased to $21.6 million in 2006 compared to $13.3 million in 2005. Borrowings related to our Canadian facility expansion project resulted in $13.7 million of cash inflows in 2006. In addition, the reclassification of tax benefits from stock-based compensation activity as a result of our adoption of SFAS 123(R) positively impacted financing cash flows by $5.1 million. Partially offsetting this increase was a decrease of $10.1 million in cash received associated with the exercise of employee stock options compared to 2005.

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments and other post-retirement benefit obligations as of December 31, 2007 (in millions):

	Contractual Obligations
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt(1)(7)	$1.9	$2.1	$2.1	$2.1	$2.0	$12.5	$22.7
Operating leases(2)	3.5	2.8	2.1	1.2	1.0	0.3	10.9
Capital leases(2)	0.1	0.1	—	—	—	—	0.2

Total contractual obligations	$5.5	$5.0	$4.2	$3.3	$3.0	$12.8	$33.8

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term supply agreements(3)(8)	$58.4	$75.3	$87.4	$87.4	$87.4	$232.3	$628.2
Purchase obligations(4)	106.5	4.0	18.2	—	—	—	128.7
Standby letters of credit(5)	1.0	—	—	—	—	—	1.0

Total commercial commitments	$165.9	$79.3	$105.6	$87.4	$87.4	$232.3	$757.9

	Other Post-Retirement Benefits
	2008	2009	2010	2011	2012	2013-2017	Total

Other post-retirement benefits(6)	$2.7	$2.6	$2.6	$2.6	$2.6	$13.3	$26.4

	Tax Obligations
	2008	2009	2010	2011	2012	Thereafter	Total

FIN 48 tax obligations	$—	$—	$—	$—	$—	$2.5	$2.5

(1)	See Note 6 to the Company’s Consolidated Financial Statements.

(2)	See Note 8 to the Company’s Consolidated Financial Statements.

(3)	Amounts represent commitments for which contractual terms exceed twelve months.

(4)	Amounts primarily represent purchase commitments under purchase orders.

(5)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(6)	The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when incurred. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2008 through 2017 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.

(7)	Amounts represent principal and interest of the Company’s Claro Credit Agreement and Interest-Free Loan Agreement.

(8)	In February 2007, the Company entered into a new contract for the long-term supply of titanium sponge with a Japanese supplier. This agreement runs through 2016 and will provide the Company with supply of up to 13 million pounds of titanium sponge annually, beginning in 2009. The Company has agreed to purchase a minimum of 10 million pounds annually for the five year period commencing in 2010. During the latter years of the contract, quantities can be reduced by the election of various options by both parties. Future obligations were determined based on current prices as prices are negotiated annually.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Credit Agreements

On September 27, 2007, we executed a new $240 million, five-year credit agreement (the “Agreement”) maturing on September 27, 2012. The Agreement replaced our $90 million credit agreement. Borrowings under the Agreement bear interest at our option at a rate equal to either an adjusted London Interbank Offered Rate plus an applicable margin or the bank’s base rate. In addition, we pay a facility fee in connection with the Agreement. Both the applicable margin and the facility fee vary based upon our achievement of a financial ratio. The Agreement contains covenants, which, among other things, require compliance with certain financial ratios, including a leverage ratio and an interest coverage ratio. We may prepay the borrowings under the Agreement in whole or in parts, at any time, without a prepayment penalty. As of December 31, 2007, we had no outstanding borrowings under the Agreement.

As of December 31, 2007, our wholly-owned Canadian subsidiary, Claro, maintained a Credit Agreement (the “Claro Agreement”) with National City Bank, Canada Branch that provided for an unsecured $16.0 million Canadian credit facility. At December 31, 2007 exchange rates, this agreement allows for borrowings of up to $16.2 million U.S. Dollars. The Claro Agreement bears interest at a rate ranging from Canadian Dollar Offered Rate (“CDOR”) plus 0.65% to CDOR plus 2.25% or Canadian Prime minus 0.75% to Canadian Prime plus 0.75%, dependent upon our leverage ratio. The Claro Agreement operated as a revolving credit facility until July 1, 2007, at which time the outstanding principal and interest were converted to a ten-year term loan to be repaid in 39 equal quarterly principal and interest payments (based on a 15-year amortization schedule) and a final balloon payment of outstanding principal and interest. On September 27, 2007, the Claro Agreement was amended to conform its covenants to the Company’s Agreement. As of December 31, 2007, outstanding borrowings totaled $15.9 million (U.S.) under the Claro Agreement.

As of December 31, 2007, Claro maintained an interest-free loan agreement which allows for borrowings of up to $5.2 million Canadian Dollars. At December 31, 2007 exchange rates, this agreement allows for borrowings of up to $5.2 million U.S. Dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at our Claro facility in Montreal, Quebec. Under the terms of the loan, principal will be repaid in 60 equal, monthly and consecutive payments beginning in March of 2009. At December 31, 2007, we had borrowings totaling $1.7 million (U.S.) under this agreement. We anticipate utilizing all availability associated with this credit facility by the end of 2008.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model on how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 became effective as of January 1, 2007. Based on our analysis performed in association with the adoption of FIN 48, no cumulative effect adjustment was required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. We are currently evaluating the effect the adoption of SFAS 157 will have on our Consolidated Financial Statements. In December 2007, the FASB proposed FASB Staff Position (“FSP”) FAS 157-b, Effective Date of FASB Statement No. 157, to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. In November 2007, the FASB issued proposed FSP SFAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions. We will continue to monitor the outcome of these recent developments and the impact they may have on the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. The provisions of SFAS 159 are effective as of January 1, 2008. We are currently evaluating the effect the adoption of SFAS 159 will have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes additional disclosure requirements related to the financial effects of a business combination. SFAS 141(R) is effective as of January 1, 2009. The impact of adopting SFAS 141(R) will depend on the nature, terms, and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncotrolling owners. SFAS 160 is effective as of January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

Acquisitions

We continuously evaluate potential acquisition candidates to determine if they are likely to increase our earnings and value. We evaluate such potential acquisitions on the basis of their ability to enhance or improve our existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for our products. We may make acquisitions using available cash resources, borrowings under our existing credit facility, new debt financing, our Common Stock, joint venture/partnership arrangements, or any combination of the above. We did not make any acquisitions during 2007, 2006, or 2005.

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

Of the accounting policies described in Note 2 of our Consolidated Financial Statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of inventories, goodwill and intangible assets, long-lived assets, income taxes, employee benefit plans, and environmental liabilities would be most critical if management estimates were incorrect. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, inventories, duty drawback, property, plant and equipment, goodwill, pensions, post-retirement benefits, workers compensation, environmental liabilities, and income taxes.

Inventories.  Inventories are valued at cost as determined by the last-in, first out (“LIFO”), first-in, first-out (“FIFO”), and average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). The majority of our inventory is valued utilizing the LIFO costing methodology. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. The remaining inventories are valued at cost determined by a combination of the FIFO and weighted-average cost methods.

Goodwill and Intangible Assets.  In the case of goodwill and intangible assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value may be required. Intangible assets were originally valued at fair value with the assistance of outside experts. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Intangible assets are amortized over 20 years.

Management evaluates the recoverability of goodwill by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information. The carrying value of goodwill at December 31, 2007 and 2006 was $50.8 million and $48.6 million, respectively. Management relies on its estimate of cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall conditions, sales volumes and prices, costs of production, and working capital changes. The discounted cash flow evaluation is completed annually in the fourth quarter, absent any events throughout the year which would indicate potential impairment. If an event were to occur that indicated a potential impairment, we would perform a discounted cash flow evaluation prior to the fourth quarter. At December 31, 2007 and 2006, the results of management’s assessment did not indicate an impairment.

Long-Lived Assets.  Management evaluates the recoverability of property, plant, and equipment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Changes in circumstances may include technological changes, changes in our business model, capital structure, economic conditions, or operating performance. Our evaluation is based upon, among other items, our assumptions about the estimated undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. Management applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows associated with the assets, and the fair value of the asset.

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

Employee Benefit Plans.  Included in our accounting for defined benefit pension plans are assumptions on future discount rates, expected return on assets, and rate of future compensation changes. We consider current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term assumptions in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The rate was determined taking into consideration a Corporate Yield model and a Dedicated Bond Portfolio model, as well as considering rates on high quality (Aaa-Aa) corporate bonds, in order to select a discount rate that best matches the expected payment streams of the future payments. We increased our discount rate used to determine our future benefit obligation to 6.25% at December 31, 2007 from 6.0% at December 31, 2006.

The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 6.25% used at December 31, 2007 would have the following effect on the defined benefit plans:

	−.25%	+.25%

Effect on total projected benefit obligation (PBO) (in millions)	$2.9	$(2.9)
Effect on subsequent years periodic pension expense (in millions)	$0.2	$(0.2)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an 8.5% expected rate of return in both 2007 and 2006.

Our defined benefit pension plans weighted-average asset allocations at December 31 by asset category are summarized in the following table:

	2007	2006

Asset category:
Equity securities	56%	59%
Debt securities	42%	36%
Other	2%	5%

Total	100%	100%

Our target asset allocations as of December 31, 2007 by asset category are summarized in the following table:

Asset category:
Equity securities	56%
Debt securities	43%
Other	1%

Total	100%

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2008	$14.2	$2.7	$3.0
2009	8.3	2.6	3.0
2010	8.4	2.6	3.0
2011	8.6	2.6	3.0
2012	8.8	2.6	3.0
2013 to 2017	45.6	13.3	14.6

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

We contributed $10.0 million and $2.9 million to our qualified defined benefit pension plan in 2007 and 2006, respectively. We may contribute additional amounts during 2008 if the Company determines it to be appropriate.

We currently do not have any minimum funding obligations under ERISA. However, President Bush signed the Pension Protection Act of 2006 into law on August 17, 2006 which will impose certain funding requirements beginning in 2008. We have evaluated these new funding requirements and do not expect a material change in our funding obligations.

Environmental Liabilities.  We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During 2007, 2006, and 2005, the Company paid approximately $1.8 million, $2.3 million, and $0.8 million, respectively, against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental-related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, Environmental Remediation Liabilities and SFAS No. 5, Accounting for Contingencies.

Given the status of the proceedings at certain of these sites which are discussed below, and the evolving nature of environmental laws, regulations, and remediation techniques, our ultimate obligation for investigative and remediation costs cannot be predicted. It is our policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, we accrue the amount we determine to be the most likely amount within that range.

Based on available information, we believe that our share of possible environmental-related costs is in a range from $2.2 million to $3.6 million in the aggregate. At December 31, 2007 and 2006, the amount accrued for future environmental-related costs was $2.9 million and $3.6 million, respectively. Of the total amount accrued at December 31, 2007, approximately $1.5 million is expected to be paid out within one year and is included in the other accrued liabilities line on the balance sheet. The remaining $1.4 million is recorded in other noncurrent liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to market risk arising from changes in commodity prices as a result of our long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate us to bear (i) the risk of increased raw material and other costs to us that cannot be passed on to our customers through increased product prices or (ii) the risk of decreasing raw material costs to our suppliers that are not passed on to us in the form of lower raw material prices.

Interest Rate Risk

We are exposed to market risk from changes in interest rates related to indebtedness. All of our borrowings accrue interest at variable rates with spreads to prime rates, LIBOR or Canadian Dollar Offered Rate (“CDOR”). At December 31, 2007, we had approximately $1.0 million outstanding in Letters of Credit under our U.S. Credit Agreement. We had no outstanding Letters of Credit under our Claro Credit Agreement. Also at December 31, 2007, we had $17.2 million of Canadian Dollar denominated debt. Since the interest rate on the debt floats with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. A one percentage point increase in interest rates would result in increased annual financing costs of approximate $0.2 million. The Company has not entered into interest rate swaps or other types of contracts in order to manage its interest rate market risk. We believe the carrying amount of such debt approximates the fair value.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange exposure for purchases of raw materials, equipment, and services, including wages, which are denominated in currencies other than the U.S. Dollar, as well as non-Dollar denominated sales. However, the majority of our sales are made in U.S. Dollars, which minimizes our exposure to foreign currency fluctuations. In addition, we currently have $17.2 million of Canadian Dollar denominated debt which is subject to exchange rate risk. From time to time, we may use forward exchange contracts to manage these transaction risks.

In addition to these transaction risks, we are subject to foreign currency exchange exposure for our non-U.S. Dollar denominated assets and liabilities of our foreign subsidiaries whose functional currency is the U.S. Dollar. From time to time, we may use forward exchange contracts to manage these translation risks.

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RTI International Metals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2008

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006	2005

Net sales	$626,799	$505,389	$346,906
Cost and expenses:
Cost of sales	418,671	332,530	240,314
Selling, general, and administrative expenses	65,317	56,110	48,816
Research, technical, and product development expenses	1,650	1,496	1,642

Operating income	141,161	115,253	56,134
Other income (expense)	(2,134)	540	369
Interest income	4,764	3,172	1,418
Interest expense	(1,324)	(674)	(509)

Income from continuing operations before income taxes	142,467	118,291	57,412
Provision for income taxes	49,836	42,591	20,068

Income from continuing operations	92,631	75,700	37,344
Income from discontinued operations, net of tax provision	—	—	1,591

Net income	$92,631	$75,700	$38,935

Basic earnings per share:
Continuing operations	$4.04	$3.34	$1.68
Discontinued operations	—	—	0.07

Net income	$4.04	$3.34	$1.75

Diluted earnings per share:
Continuing operations	$4.00	$3.29	$1.66
Discontinued operations	—	—	0.07

Net income	$4.00	$3.29	$1.73

Weighted-average shares outstanding:
Basic	22,930,768	22,657,225	22,186,966

Diluted	23,154,194	23,037,096	22,525,570

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$107,505	$40,026
Investments	—	85,035
Receivables, less allowance for doubtful accounts of $613 and $1,548	102,073	92,517
Inventories, net	296,559	241,638
Deferred income taxes	12,969	2,120
Other current assets	2,951	5,818

Total current assets	522,057	467,154
Property, plant, and equipment, net	157,355	102,470
Goodwill	50,769	48,622
Other intangible assets, net	17,476	15,581
Deferred income taxes	6,059	9,076
Other noncurrent assets	1,568	1,010

Total assets	$755,284	$643,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,666	$34,055
Accrued wages and other employee costs	22,028	17,475
Billings in excess of costs and estimated earnings	21,573	21,147
Income taxes payable	—	5,253
Deferred income taxes	—	10,255
Current portion of long-term debt	1,090	459
Current liability for post-retirement benefits	2,660	2,783
Current liability for pension benefits	5,962	580
Other accrued liabilities	16,171	9,436

Total current liabilities	116,150	101,443
Long-term debt	16,506	13,270
Noncurrent liability for post-retirement benefits	31,019	32,445
Noncurrent liability for pension benefits	8,526	22,285
Deferred income taxes	69	5,422
Other noncurrent liabilities	7,230	6,867

Total liabilities	179,500	181,732

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,610,746 and 23,444,868 shares issued; 23,105,708 and 22,972,025 shares outstanding	236	234
Additional paid-in capital	302,075	289,448
Treasury stock, at cost; 505,038 and 472,843 shares	(7,801)	(5,285)
Accumulated other comprehensive loss	(20,367)	(31,226)
Retained earnings	301,641	209,010

Total shareholders’ equity	575,784	462,181

Total liabilities and shareholders’ equity	$755,284	$643,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$92,631	$75,700	$38,935
Net income from discontinued operations	—	—	(1,660)
Loss on disposal of discontinued operations	—	—	69

Net income from continuing operations	92,631	75,700	37,344
Adjustment for non-cash items included in net income:
Depreciation and amortization	15,712	14,292	13,263
Deferred income taxes	(27,512)	13,090	3,681
Stock-based compensation	6,686	4,606	1,192
Excess tax benefits from stock-based compensation activity	(4,235)	(5,102)	4,592
Loss (gain) on disposal of property, plant, and equipment	506	229	(26)
Other	(893)	(38)	455
Changes in assets and liabilities:
Receivables	(6,843)	(36,639)	(11,488)
Inventories	(50,985)	(18,367)	(89,664)
Accounts payable	10,659	6,356	12,368
Income taxes payable	(242)	7,300	6,055
Billings in excess of costs and estimated earnings	561	7,805	8,674
Other current liabilities	17,378	10,918	8,418
Other assets and liabilities	(7,785)	3,521	(7,046)

Cash provided by (used in) continuing operating activities	45,638	83,671	(12,182)
Cash provided by discontinued operating activities	—	—	1,473

Cash provided by (used in) operating activities	45,638	83,671	(10,709)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(290)
Proceeds from disposal of property, plant, and equipment	523	115	28
Purchase of investments	(1,408)	(85,035)	(9,150)
Proceeds from sale of investments	86,442	2,410	6,740
Capital expenditures	(64,934)	(35,836)	(9,486)

Cash provided by (used in) investing activities of continuing operations	20,623	(118,346)	(12,158)
Cash provided by investing activities of discontinued operations	—	—	8

Cash provided by (used in) investing activities	20,623	(118,346)	(12,150)
FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,760	3,694	13,811
Borrowings on long-term debt	1,561	13,729	—
Repayments on long-term debt	(533)	—	—
Excess tax benefits from stock-based compensation activity	4,235	5,102	—
Purchase of common stock held in treasury	(2,516)	(896)	(483)
Financing fees	(845)	—	—

Cash provided by financing activities	3,662	21,629	13,328

Effect of exchange rate changes on cash and cash equivalents	(2,444)	(281)	183
Increase (decrease) in cash and cash equivalents	67,479	(13,327)	(9,348)
Cash and cash equivalents at beginning of period	40,026	53,353	62,701

Cash and cash equivalents at end of period	$107,505	$40,026	$53,353

Supplemental cash flow information:
Cash paid for interest	$883	$321	$486

Cash paid for income taxes	$80,782	$16,450	$12,791

Non-cash investing and financing activities:
Issuance of Common Stock for restricted stock awards	$4,944	$2,475	$1,771

Capital lease obligations incurred	$137	$92	$116

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

(In thousands, except share amounts)

							Accumulated Other
							Comprehensive Income
							(Loss)
							Net Unrealized Gain
							(Loss) From
	Common Stock		Additional				Minimum	Foreign
	Shares		Paid-In	Deferred	Treasury	Retained	Pension	Currency
	Outstanding	Amount	Capital	Comp.	Stock	Earnings	Liability	Translation	Total

Balance at December 31, 2004	21,778,305	$221	$258,526	$(2,499)	$(3,906)	$94,375	$(22,912)	$153	$323,958
Net income	—	—	—	—	—	38,935	—	—	38,935
Foreign currency translation	—	—	—	—	—	—	—	2,464	2,464
Adjustment to excess minimum pension liability, net of tax	—	—	—	—	—	—	(4,817)	—	(4,817)

Comprehensive income									36,582
Shares issued for directors’ compensation	12,036	—	311	(311)	—	—	—	—	—
Shares issued for restricted stock award plans	66,000	1	1,459	(1,460)	—	—	—	—	—
Stock-based compensation expense recognized	—	—	—	1,192	—	—	—	—	1,192
Treasury stock purchased at cost	(22,458)	—	—	—	(483)	—	—	—	(483)
Exercise of employee options	858,164	9	18,394	—	—	—	—	—	18,403

Balance at December 31, 2005	22,692,047	$231	$278,690	$(3,078)	$(4,389)	$133,310	$(27,729)	$2,617	$379,652
Net income	—	—	—	—	—	75,700	—	—	75,700
Foreign currency translation	—	—	—	—	—	—	—	(433)	(433)
Adjustment to excess minimum pension liability, net of tax	—	—	—	—	—	—	5,125	—	5,125

Comprehensive income									80,392
Shares issued for directors’ compensation	5,904	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	46,860	1	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,606	—	—	—	—	—	4,606
Treasury stock purchased at cost	(19,871)	—	—	—	(896)	—	—	—	(896)
Exercise of employee options	255,985	2	3,692	—	—	—	—	—	3,694
Forfeiture of restricted stock awards	(8,900)	—	—	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	5,538	—	—	—	—	—	5,538
SFAS 123(R) reclassification	—	—	(3,078)	3,078	—	—	—	—	—
SFAS 158 adjustment, net of tax	—	—	—	—	—	—	(10,806)	—	(10,806)

Balance at December 31, 2006	22,972,025	$234	$289,448	$—	$(5,285)	$209,010	$(33,410)	$2,184	$462,181
Net income	—	—	—	—	—	92,631	—	—	92,631
Foreign currency translation	—	—	—	—	—	—	—	7,821	7,821
Adjustment to excess minimum pension liability, net of tax	—	—	—	—	—	—	3,038	—	3,038

Comprehensive income									103,490
Shares issued for directors’ compensation	5,279	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	57,946	1	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	6,686	—	—	—	—	—	6,686
Treasury stock purchased at cost	(32,195)	—	—	—	(2,516)	—	—	—	(2,516)
Exercise of employee options	102,653	1	1,759	—	—	—	—	—	1,760
Tax benefits from stock-based compensation activity	—	—	4,182	—	—	—	—	—	4,182

Balance at December 31, 2007	23,105,708	$236	$302,075	$—	$(7,801)	$301,641	$(30,372)	$10,005	$575,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—	ORGANIZATION AND OPERATIONS:

The accompanying Consolidated Financial Statements of RTI International Metals, Inc. and its subsidiaries (the “Company” or “RTI”) include the financial position and results of operations for the Company.

The Company is a leading U.S. producer of titanium mill products and a supplier of fabricated titanium and specialty metal components for the global market. RTI is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial applications. The titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate and sheet. The Titanium Group also produces ferro titanium alloys for steel-making customers. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The Consolidated Financial Statements include the accounts of RTI International Metals, Inc. and its majority-owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Use of estimates:

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, inventories, duty drawback, property, plant, and equipment, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities, and income taxes.

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

Investments:

Management determines the appropriate classification of investments at the time of acquisition and reevaluates such determination at each balance sheet date. At December 31, 2006, the Company had $85,035 in highly-liquid variable rate demand securities (“VRDS”), classified as available-for-sale and carried at fair value, with net of tax

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

unrealized holding gains and losses, if any, reported as a separate component of stockholders’ equity. During 2007, the Company liquidated its VRDS due to continuing credit market uncertainties and invested the proceeds in highly liquid Money Market Funds that are classified as cash equivalents. Prior to 2007, the Company invested in VRDS to generate higher returns than traditional money market investments. These securities had a weekly put feature that allows the investor to sell all or a portion of the security back to the issuer and receive cash within seven days, giving the investor weekly liquidity. Because the securities are purchased and sold at par, the Company had no realized or unrealized gains or losses related to these securities. All income related to these investments was recorded as interest income. The Company only invested in VRDS with high credit quality issuers and limited the amount of investment exposure to any one issuer.

Receivables:

Receivables are carried at net realizable value. Estimates are made as to the Company’s ability to collect outstanding receivables, taking into consideration the amount, customer’s financial condition and age of the debt. The Company ascertains the net realizable value of amounts owed and provides an allowance when collection becomes doubtful. Receivables are expected to be collected in the normal course of business and consisted of the following:

	December 31,
	2007	2006

Trade and commercial customers	$102,686	$94,065
Less: Allowance for doubtful accounts	(613)	(1,548)

Total receivables	$102,073	$92,517

At December 31, 2007, the Company had an outstanding receivable totaling $3.0 million from one customer which is currently in arbitration in the state of California. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”), the Company has not recorded a contingency reserve against this receivable as it believes a loss is not probable based on the facts associated with this receivable.

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 60% and 57% of the Company’s inventories as of December 31, 2007 and 2006, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. A decrement in LIFO inventories decreased pre-tax income by $5 for the year ended December 31, 2006. There were no decrements in either 2007 or 2005.

Inventories consisted of the following:

	December 31,
	2007	2006

Raw materials and supplies	$114,967	$70,662
Work-in-process and finished goods	267,462	210,629
LIFO reserve	(85,870)	(39,653)

Total inventories	$296,559	$241,638

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

As of December 31, 2007 and 2006, the current cost of inventories, exceeded their carrying value by $85,870 and $39,653, respectively. The Company’s FIFO inventory value approximates current costs.

Property, plant, and equipment:

The cost of property, plant, and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the periods included in these financial statements, the Company did not capitalize interest expense.

Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2007	2006

Land	$3,241	$3,181
Buildings and improvements	64,613	46,736
Machinery and equipment	188,514	183,664
Computer hardware and software, furniture and fixtures, and other	45,042	40,529
Construction in progress	49,196	20,762

	$350,606	$294,872
Less: Accumulated depreciation	(193,251)	(192,402)

Total property, plant, and equipment, net	$157,355	$102,470

In general, depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $14,764, $13,191, and $12,494, respectively. Depreciation and amortization are generally recorded over the following useful lives:

Buildings and improvements	20-40 years
Machinery and equipment	7-15 years
Furniture and fixtures	5-10 years
Computer hardware and software	3-10 years

The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. The net gain or loss is recognized in operating income.

Leased property and equipment under capital leases are amortized using the straight-line method over the term of the lease.

Routine maintenance, repairs, and replacements are charged to operations. Expenditures that materially increase values, change capacities, or extend useful lives are capitalized.

Under the provisions of Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable to be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) internal costs incurred, when material, while

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and the software is ready for its intended purpose.

Goodwill and intangible assets:

Goodwill arising from business acquisitions, which represents the excess of the purchase price over the fair value of the assets acquired, is recorded as an asset.

Under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, however, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter. There have been no impairments to date. If future product demand or market conditions reduce management’s expectation of future cash flows from these acquired assets, a write-down of the carrying value of goodwill may be required.

Intangible assets consist of customer relationships as a result of our 2004 acquisition of Claro Precision, Inc. (“Claro”). These intangible assets, which were recorded at fair value, are being amortized over 20 years. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Amortization expense related to intangible assets subject to amortization was $948, $991, and $804 for the years ended December 31, 2007, 2006, and 2005. Estimated annual amortization expense is expected to be approximately $1,083 for each of the next five successive years.

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2006 and 2007 was as follows:

		Translation
	December 31,	Adjustment/	December 31,
	2006	Other	2007

Titanium Group	$2,591	$(43)	$2,548
Fabrication & Distribution Group	46,031	2,190	48,221

Total goodwill	$48,622	$2,147	$50,769

Intangibles.  The carrying amount of intangible assets attributable to each segment at December 31, 2006 and December 31, 2007 was as follows:

	December 31,		Translation	December 31,
	2006	Amortization	Adjustment	2007

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	15,581	(948)	2,843	17,476

Total intangible assets	$15,581	$(948)	$2,843	$17,476

Other long-lived assets:

The Company evaluates the potential impairment of other long-lived assets including property, plant, and equipment when events or circumstances indicate that a change in value may have occurred. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, if the carrying value of the assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Environmental:

The Company expenses environmental expenditures related to existing conditions from which no future benefit is determinable. Expenditures that enhance or extend the life of the asset are capitalized. The Company determines its liability for remediation on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The Company has included in other current and noncurrent assets an amount that it expects to collect from third parties as reimbursement for such expenses. This amount represents the contributions from third parties in conjunction with the Company’s most likely estimate of its environmental liabilities. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

Treasury stock:

The Company accounts for treasury stock under the cost method and includes such shares as a reduction of total shareholders’ equity.

Revenue and cost recognition:

Revenues from the sale of products are recognized upon passage of title, risk of loss, and risk of ownership to the customer. Title, risk of loss, and ownership in most cases coincides with shipment from the Company’s facilities. On occasion, the Company may use shipping terms of FOB-Destination or Ex-Works.

The Company uses the completed contract accounting method for long-term contracts which results in the deferral of costs and estimated earnings on uncompleted contracts, net of progress billings. This amount is included in “Inventories” on the Consolidated Balance Sheets. This amount was $4,677 in 2007 and $7,030 in 2006. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The Company recognizes revenue only upon the acceptance of a definitive agreement or purchase order and upon delivery in accordance with the delivery terms in the agreement or purchase order, and the price to the buyer is fixed and collection is reasonably assured.

Shipping and handling fees and costs:

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third-party shippers to transport titanium and titanium mill products, are reported as a component of cost of sales.

Research and development:

Research and development costs are expensed as incurred. These costs amounted to $1,650, $1,496, and $1,642 in 2007, 2006, and 2005, respectively.

Pensions:

The Company and its subsidiaries have a number of pension plans which cover substantially all employees. Most employees in the Titanium Group are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with applicable regulations, provide not only for benefits attributed to date but also for those expected to be earned in the future. The Company’s policy is to fund pension costs at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, for

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

U.S. plans plus additional amounts as may be approved from time to time. Currently, the Company does not have any minimum funding obligations under ERISA. However, President Bush signed the Pension Protection Act of 2006 into law on August 17, 2006, which will impose certain funding requirements beginning in 2008. The Company will continue to evaluate the effects of this new legislation on the funding requirements of its pension plans.

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, which requires amounts recognized in the financial statements to be determined on an actuarial basis, rather than as contributions are made to the plan, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 99, 106 and 123(R) (“SFAS 158”), which requires recognition of the funded status of the Company’s plans in its Consolidated Balance Sheet. In addition, SFAS 158 requires actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been recognized to be recorded as a component of Accumulated Other Comprehensive Income.

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

The Company also sponsors a post-retirement plan covering certain employees. This plan provides health care benefits for eligible employees. We account for these benefits in accordance with SFAS No. 106, Employers’ Accounting for Post-retirement Benefits Other than Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as benefits are paid.

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

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The Company evaluates quarterly the available evidence supporting the realization of deferred tax assets and makes adjustments for a valuation allowance, as necessary.

The Company classifies interest and penalties as an element of tax expense.

Foreign currencies:

For foreign subsidiaries whose functional currency is the U.S. Dollar, monetary assets and liabilities are remeasured at current rates, non-monetary assets and liabilities are remeasured at historical rates, and revenues and expenses are translated at average rates on a monthly basis throughout the year. Resulting differences from the remeasurement process are recognized in income and reported as other income.

The functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities are translated at year-end exchange rates. Income statement accounts are translated at the average rates of exchange

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

prevailing during the year. Translation adjustments are reported as a component of shareholders’ equity and are not included in income. Foreign currency transaction gains and losses are included in net income for the period.

Transactions and balances denominated in currencies other than the functional currency of the transacting entity are remeasured at current rates when the transaction occurs and at each balance sheet date.

Derivative financial instruments:

The Company may enter into derivative financial instruments only for hedging purposes. Derivative instruments are used as risk management tools. The Company does not use these instruments for trading or speculation. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure upon inception of the instrument. If a derivative instrument fails to meet the criteria as an effective hedge, gains and losses are recognized currently in income. There were no derivatives entered into for hedging purposes in 2007 and 2006.

Stock-based compensation:

Prior to January 1, 2006, the Company accounted for stock-based compensation cost under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and had elected the disclosure-only alternative under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, for stock options awarded by the Company. For restricted stock awards, the Company had been recording deferred stock-based compensation cost based on the intrinsic value of the Common Stock on the date of the award and amortizing the compensation over the vesting period of each individual award. For stock option awards, compensation cost was not recognized in the Consolidated Statement of Operations prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2007 and 2006 included: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods do not require adjustment under the modified-prospective-transition method.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. As a result of adoption, operating cash flows were decreased, and financing cash flows were increased, by $4,235 and $5,102 for the years ended December 31, 2007 and December 31, 2006, respectively.

Prior to the adoption of SFAS 123(R), the Company applied a “straight-line vesting” approach to recognizing compensation cost for restricted stock awards with graded vesting. For stock option awards with graded vesting, the Company had applied a “graded vesting” approach in recognizing pro forma compensation cost. An accounting policy decision was required to select one method for all stock-based compensation awards upon the adoption of SFAS 123(R). The Company elected to utilize the “graded vesting” approach for all awards granted subsequent to

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

adoption. For awards granted prior to adoption, the Company must continue to use the vesting method previously established.

Prior to the adoption of SFAS 123(R), the Company amortized the expense associated with retirement eligible employees over the explicit vesting period of the award and upon actual retirement would accelerate the remaining expense. SFAS 123(R), however, requires the immediate recognition of compensation cost at the grant date of an award for retirement eligible employees. In addition, for employees approaching retirement eligibility, amortization of compensation cost is to be recognized over the period from the grant date through the retirement eligibility date. For awards granted prior to the adoption of SFAS 123(R), the Company continues to recognize compensation cost for retirement eligible employees over the explicit vesting period and accelerate any remaining unrecognized compensation cost when an employee retires. For awards granted or modified after the adoption SFAS 123(R), compensation expense for retirement eligible employees will be recognized over a period to the date the employee first becomes eligible for retirement. In the event an employee is retirement eligible at the date of grant of an award then the related compensation cost would be immediately recognized. Had the Company applied the provisions of SFAS 123(R) related to retirement eligible employees for the year ended December 31, 2005, additional compensation cost of $1,105 would have been incurred.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted in periods prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model and amortized to expense over the stock options’ vesting periods using the “graded vesting” method.

Year Ended
December 31,
2005

Net income, as reported	$38,935
Add: Stock-based compensation expense included in reported net income, net of related tax effects	775
Deduct: Total stock-based compensation expense determined under fair value methods for all awards, net of tax effects	(1,384)

Pro forma net income	$38,326

Earnings per share:
Basic—as reported	$1.75
Basic—pro forma	$1.73
Diluted—as reported	$1.73
Diluted—pro forma	$1.70

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $6,686, $4,606, and $1,192 for the years ended December 31, 2007, 2006, and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $2,339, $1,658, and $417 for the years ended December 31, 2007, 2006, and 2005, respectively. There was no compensation cost capitalized in inventory or fixed assets for the years ended December 31, 2007, 2006, or 2005.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

comprehensive model on how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 became effective as of January 1, 2007. Based on the Company’s analysis performed in association with the adoption of FIN 48, no cumulative effect adjustment was required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its Consolidated Financial Statements. In December 2007, the FASB proposed FASB Staff Position (“FSP”) FAS 157-b, Effective Date of FASB Statement No. 157, to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. In November 2007, the FASB issued proposed FSP SFAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions. The Company will continue to monitor the ultimate outcome of these recent developments and the impact they will have on the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. The provisions of SFAS 159 are effective as of January 1, 2008. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes additional disclosure requirements related to the financial effects of a business combination. SFAS 141(R) is effective as of January 1, 2009. The impact of adopting SFAS 141(R) will depend on the nature, terms, and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncotrolling owners. SFAS 160 is effective as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its Consolidated Financial Statements.

Note 3—	EARNINGS PER SHARE:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005

Numerator:
Income from continuing operations	$92,631	$75,700	$37,344
Income from discontinued operations, net of tax provision	—	—	1,591

Net income	$92,631	$75,700	$38,935

Denominator:
Basic weighted-average shares outstanding	22,930,768	22,657,225	22,186,966
Effect of dilutive shares	223,426	379,871	338,604

Diluted weighted-average shares outstanding	23,154,194	23,037,096	22,525,570

Basic earnings per share:
Continuing operations	$4.04	$3.34	$1.68
Discontinued operations	—	—	0.07

Net income	$4.04	$3.34	$1.75

Diluted earnings per share:
Continuing operations	$4.00	$3.29	$1.66
Discontinued operations	—	—	0.07

Net income	$4.00	$3.29	$1.73

For the year ended December 31, 2007, options to purchase 58,185 shares of Common Stock, at an average price of $77.57, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. There were no options to purchase shares of Common Stock excluded from the calculation of earnings per share for the year ended December 31, 2006. For the year ended December 31, 2005, options to purchase 4,176 shares of Common Stock, at an average price of $34.90, were excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 4—	INCOME TAXES:

The “Provision for income taxes” caption in the consolidated statements of operations includes the following income tax expense (benefit) from continuing operations:

	December 31, 2007			December 31, 2006			December 31, 2005
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$64,873	$(19,007)	$45,866	$25,736	$13,860	$39,596	$14,366	$5,800	$20,166
State	9,460	(1,767)	7,693	2,447	1,601	4,048	723	(1,436)	(713)
Foreign	3,015	(6,738)	(3,723)	1,318	(2,371)	(1,053)	1,298	(683)	615

Total	$77,348	$(27,512)	$49,836	$29,501	$13,090	$42,591	$16,387	$3,681	$20,068

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table sets forth the components of income (loss), from continuing operations before income taxes by jurisdiction:

	Years Ended December 31,
	2007	2006	2005

United States	$157,558	$122,813	$57,944
Foreign	(15,091)	(4,522)	(532)

	$142,467	$118,291	$57,412

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2007	2006	2005

Statutory rate of 35% applied to income before income taxes	$49,864	$41,402	$20,094
State income taxes, net of federal tax effects	5,543	2,656	(502)
Adjustments of tax reserves and prior years income taxes	(582)	(403)	(95)
Effects of foreign operations	(614)	(358)	553
Manufacturing deduction	(3,612)	(564)	(342)
Other	(763)	454	306
Valuation allowance	—	(596)	54

Total provision	$49,836	$42,591	$20,068

Effective tax rate	35%	36%	35%

The manufacturing deduction increased to 6% of qualifying activities in 2007 from 3% in prior years, and provided a significantly greater benefit due to reversing taxable temporary differences that resulted in substantially higher qualifying income in 2007.

In 2006, Reamet distributed a $4.3 million dividend allowing full utilization of foreign tax credit carryovers that were previously impaired. As a result, the related valuation allowance was released.

The amount associated with 2005 state taxes reflects a benefit of $1.3 million attributable to a change in the Company’s Ohio tax status. In 2005, operating forecasts indicated that the Company would pay income tax rather than an Ohio tax based on its net worth, resulting in the establishment of Ohio deferred tax assets through this benefit to tax expense.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2007	2006

Deferred tax assets:
Inventories	$3,182	$—
Postretirement benefit costs	13,339	13,807
Employment costs	7,539	5,886
Environmental related costs	743	1,282
Duty drawback claims	1,605	—
Canadian tax loss carryforwards (expiring 2014 through 2027)	7,525	1,452
Pension costs	1,400	5,681
Other	839	1,475

Total deferred tax assets	36,172	29,583
Deferred tax liabilities:
Inventories	—	(16,630)
Property, plant and equipment	(8,824)	(10,638)
Intangible assets	(6,824)	(6,336)
Unrealized foreign exchange gain	(1,202)
Other	(363)	(460)

Total deferred tax liabilities	(17,213)	(34,064)

Net deferred tax asset (liability)	$18,959	$(4,481)

Although the Company’s Canadian subsidiary has generated losses since it was acquired late in 2004, management believes that the firm sales contracts, including a $1 billion supply contract with a major aerospace manufacturer that will be substantially sourced from its Canadian subsidiary, will generate sufficient taxable income beginning in 2009 to permit utilization of its tax loss carryforwards. Though recent losses generally indicate a risk that tax carryforwards may be impaired, the magnitude of these firm contracts, certain favorable contract terms that mitigate the risk of raw material price fluctuations, and the length of time over which the losses are available to offset future income has led management to conclude that sufficient taxable income will exist in future periods to realize the net deferred tax asset of $1,196. Therefore, no valuation allowance is necessary at this time. Management will continue to evaluate the realizability of its net deferred tax assets in future periods.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. No cumulative effect adjustment was required as a result of adoption. A reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2007 is as follows:

Unrecognized Tax
Benefits

Gross balance at January 1, 2007	$2,075
Prior period tax positions
Increases	1
Decreases	(1,175)
Current period tax positions	1,580
Settlements	—
Expiration of statutes	—

Gross balance at December 31, 2007	$2,481

Amount that would affect the effective tax rate if recognized	$2,311

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statement of Operations for fiscal years 2007, 2006, and 2005, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2007 and 2006 were not material.

The Company’s unrecognized tax benefits principally relate to the price of products and services between the U.S. companies and their foreign affiliates. Such previously unrecognized tax benefits may be adjusted within the next twelve months based upon additional data that becomes available in the public domain which will permit an update of the Company’s most recently completed transfer pricing study. Although it is not possible to estimate a range of change that may result from the future publication of this data, it is reasonably possible that remaining unrecognized tax benefits could change significantly.

United States federal income tax returns for tax years 2004 and prior have been effectively settled or are closed to examination. Tax benefits claimed in 2004 remain open to adjustment to the extent of the 2004 net operating loss carryforward that was utilized on the 2005 federal tax return. The principal state jurisdictions that remain open to examination for 2003 forward are California and Texas; Ohio, Pennsylvania and Missouri remain open for tax years 2004 and forward. The principal foreign jurisdictions remaining open to examination, and the earliest open year, are the United Kingdom (2006), France (2005), and Canada (2004).

Note 5—	OTHER INCOME (EXPENSE):

Other income (expense) for the years ended December 31, 2007, 2006, and 2005 was $(2,134), $540, and $369, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from the Company’s international operations. Also included in other income (expense) in 2007 was a gain of $1,000 from the settlement of litigation against a former material supplier.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—	LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2007	2006

Claro credit agreement	$15,862	$13,729
Interest-free loan agreement — Canada	1,734	—

Total debt	17,596	13,729
Less: Current portion	(1,090)	(459)

Long-term debt	$16,506	$13,270

On September 27, 2007, the Company executed a new $240 million, five-year credit agreement (the “Agreement”) maturing on September 27, 2012. The Agreement replaces the Company’s $90 million credit agreement. Borrowings under the Agreement bear interest at the option of the Company at a rate equal to either an adjusted London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the bank’s base rate. In addition, the Company pays a facility fee in connection with the Agreement. Both the applicable margin and the facility fee vary based upon the Company’s achievement of a financial ratio. The Agreement contains covenants, which, among other things, require compliance with certain financial ratios, including a leverage ratio and an interest coverage ratio. The Company may prepay the borrowings under the Agreement in whole or in parts, at any time, without a prepayment penalty. As of December 31, 2007, the Company had no outstanding borrowings under the Agreement.

As of December 31, 2007, the Company’s wholly-owned, Canadian subsidiary, Claro, maintained a Credit Agreement (the “Claro Agreement”) with National City Bank, Canada Branch that provided for an unsecured $16,000 Canadian credit facility. At December 31, 2007 exchange rates, this agreement allows for borrowings of up to $16,193 U.S. Dollars. The Claro Agreement bears interest at a rate ranging from Canadian Dollar Offered Rate (“CDOR”) plus 0.65% to CDOR plus 2.25% or Canadian Prime minus 0.75% to Canadian Prime plus 0.75%, dependent upon the Company’s leverage ratio. The Claro Agreement operated as a revolving credit facility until July 1, 2007, at which time the outstanding principal and interest were converted to a ten-year term loan to be repaid in 39 equal quarterly principal and interest payments (based on a 15-year amortization schedule) and a final balloon payment of outstanding principal and interest. On September 27, 2007, the Claro Agreement was amended to conform its covenants to the Company’s new $240 million, five-year credit agreement. As of December 31, 2007, outstanding borrowings totaled $15,862 (U.S.) under this agreement.

As of December 31, 2007, the Company maintained an interest-free loan agreement which allows for borrowings of up to $5,175 Canadian Dollars. At December 31, 2007 exchange rates, this agreement allows for borrowings of up to $5,237 U.S. Dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Quebec facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning in March of 2009. At December 31, 2007, outstanding borrowings totaled $1,734 (U.S.) under this agreement. The Company expects to utilize all availability associated with this credit facility by the end of 2008.

Future maturities of long-term debt at December 31, 2007 were as follows:

2008	$1,090
2009	1,379
2010	1,437
2011	1,437
2012	1,437
Thereafter	10,816

Total	$17,596

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 7—	EMPLOYEE BENEFIT PLANS:

The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participant’s years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other Company employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2007, 2006, and 2005, expenses related to 401(k) plans were approximately $881, $612, and $552, respectively.

The Company uses a December 31 measurement date for all plans. The following table, which includes the Company’s four qualified pension plans and two non-qualified pension plans, provides reconciliations of the changes in the Company’s pension and other post-employment benefit plan obligations, the values of plan assets, amounts recognized in Company’s financial statements, and principal weighted-average assumptions used:

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2007	2006	2007	2006

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$119,603	$121,690	$35,228	$29,722
Service cost	2,014	2,037	484	448
Interest cost	6,913	6,475	2,030	1,589
Actuarial gain	(570)	(2,611)	(2,280)	(2,557)
Amendment	—	51	—	8,311
Benefits paid	(8,088)	(8,039)	(1,955)	(2,285)
Medicare retiree drug subsidy received	—	—	172	—

Projected benefit obligation at end of year	$119,872	$119,603	$33,679	$35,228

Change in plan assets:
Fair value of plan assets at beginning of year	$96,738	$92,049	$—	$—
Actual return on plan assets	6,734	9,851	—	—
Employer contributions	10,000	2,877	1,783	2,285
Medicare retiree drug subsidy received	—	—	172	—
Benefits paid	(8,088)	(8,039)	(1,955)	(2,285)

Fair value of plan assets at end of year	$105,384	$96,738	$—	$—

Funded status	$(14,488)	$(22,865)	$(33,679)	$(35,228)

Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liabilities	$(5,962)	$(580)	$(2,660)	$(2,783)
Noncurrent liabilities	(8,526)	(22,285)	(31,019)	(32,445)

Net amount recognized	$(14,488)	$(22,865)	$(33,679)	$(35,228)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Amounts recognized in accumulated other comprehensive income consisted of:

	December 31,		December 31,
	2007	2006	2007	2006

Net actuarial loss (gain)	$38,338	$39,821	$(321)	$1,959
Prior service cost	2,629	3,292	7,972	9,186

Total, before tax effect	$40,967	$43,113	$7,651	$11,145

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.25%	6.00%	6.25%	6.00%
Rate of increase to compensation levels	3.80%	3.80%	3.80%	3.80%
Measurement date	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	6.00%	5.50%	6.00%	5.50%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of increase to compensation levels	3.80%	3.80%	3.80%	3.80%
Measurement date	12/31/2007	12/31/2006	12/31/2007	12/31/2006

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of December 31, 2006. The impacts of adoption are presented below:

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158

Effect of applying FASB Statement No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006:
Intangible assets	$3,254	$(3,254)	$—
Current deferred income tax assets	1,105	1,015	2,120
Non-current deferred income tax assets	2,236	6,840	9,076
Total assets	639,312	4,601	643,913
Liabilities for pension benefit—current	—	580	580
Liabilities for postretirement benefit—current	—	2,783	2,783
Liabilities for pension benefit—long-term	18,603	3,682	22,285
Liabilities for postretirement benefit—long-term	24,083	8,362	32,445
Total liabilities	166,325	15,407	181,732
Accumulated other comprehensive income	(20,420)	(10,806)	(31,226)
Total shareholders’ equity	$472,987	$(10,806)	$462,181

The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic / financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company considers a variety of sources that provide rates on high quality (Aaa-Aa) corporate bonds and other sources in order to select a discount rate that best matches its pension investment profile. The components of net periodic pension and post-retirement benefit cost were as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2007	2006	2005	2007	2006	2005

Service cost	$2,014	$2,037	$2,273	$484	$448	$384
Interest cost	6,913	6,475	6,653	2,030	1,589	1,640
Expected return on plan assets	(8,076)	(8,058)	(7,682)	—	—	—
Prior service cost amortization	693	832	956	1,214	175	175
Amortization of actuarial loss	2,226	2,483	2,048	—	386	373

Net periodic benefit cost	$3,770	$3,769	$4,248	$3,728	$2,598	$2,572

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

In addition to the 2006 net periodic benefit cost of $2,598 related to the Company’s Post-retirement Benefit Plan, the Company recorded a one-time charge of $2,700 in connection with comprehensive plan design changes made to the Plan. These design changes resulted in an amendment to the current plan to mitigate increasing costs associated with health care. There were no such plan changes in 2007.

The Company estimates that pension expense for the year ended December 31, 2008 will include expense of $2,854, resulting from the amortization of its related accumulated actuarial loss included in accumulated other comprehensive income at December 31, 2007.

The Company estimates that OPEB expense for the year ended December 31, 2008 will include income of $1,214, resulting from the amortization of its related accumulated actuarial gain included in accumulated other comprehensive income at December 31, 2007.

The discount rate is a significant factor in determining the amounts reported. A one-quarter percentage point change in the discount rate of 6.25% used at December 31, 2007 would have the following effect on the defined benefit plans:

	−0.25%		+0.25%

Effect on total projected benefit obligation (PBO) (in millions)	+$	2.9	−$	2.9
Effect on subsequent years periodic pension expense (in millions)	+$	0.2	−$	0.2

The Company’s defined benefit pension plans’ weighted-average asset allocations at December 31 by asset category are as follows:

	2007	2006

Asset category:
Equity securities	56%	59%
Debt securities	42%	36%
Other	2%	5%

Total	100%	100%

The Company’s target asset allocation as of December 31, 2007 by asset category is as follows:

Asset category:
Equity securities	56%
Debt securities	43%
Other	1%

Total	100%

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2008	$14,156	$2,660	$2,983
2009	8,341	2,632	2,975
2010	8,411	2,644	3,003
2011	8,611	2,649	3,021
2012	8,839	2,611	3,011
2013 to 2017	45,597	13,261	14,627

The Company contributed $10.0 and $2.9 million to its qualified defined benefit pension plan in 2007 and 2006, respectively. The Company may contribute additional amounts during 2008 if the Company determines it to be appropriate.

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

Letter agreements.  Under an employment agreement dated August 1, 1999 between the Company and John H. Odle, Executive Vice President, the Company agreed that if he continues in active employment until either age 65, or such earlier date as the Board of Directors may approve, the Company, at his retirement, will pay him a one-time lump sum payment for approximately nine years of non-pensionable service attributable to periods which pre-date his current period of employment, calculated pursuant to the Company’s Pension and its Supplemental Pension Program. Mr. Odle retired during 2007.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Under a letter agreement dated December 2, 2003, between the Company and Timothy G. Rupert, Chief Executive Officer, the Company agreed that he will receive a supplemental pension benefit upon retirement for approximately twenty-three years of service with another company, which was a former owner of RTI. In addition, he will receive regular pension benefits including his years of service with another company reduced by the amount of any retirement benefits payable from that company. These amounts were calculated pursuant to the Company’s Pension Program. Mr. Rupert retired during 2007.

At December 31, 2007, the Company has accrued $2,358 within other current liabilities for the expected benefits to be paid under these letter agreements. The Company expects to pay these amounts during 2008.

Note 8—	LEASES:

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $3,513, $3,090, and $3,000 in the years ended December 31, 2007, 2006, and 2005, respectively. Amounts recognized as capital lease obligations are reported in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.

The Company’s future minimum commitments under operating and capital leases for years after 2007 are as follows:

	Operating	Capital

2008	3,540	67
2009	2,801	63
2010	2,061	43
2011	1,180	35
2012	1,028	18
Thereafter	303	—

Total lease payments	$10,913	226

Less: Interest portion		(39)

Amount recognized as capital lease obligations		$187

Note 9—	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $21,573 and $21,147 as of December 31, 2007 and 2006, respectively. These amounts primarily represent payments, received in advance from energy market and commercial aerospace customers on long-term orders, which the Company has not recognized as revenues.

Note 10—	TRANSACTIONS WITH RELATED PARTIES:

The Company has not made any significant transactions with related parties for the years ended December 31, 2007, 2006, and 2005.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 11—	SEGMENT REPORTING:

The Company’s reportable segments are the Titanium Group and the F&D Group.

The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the aerospace and nonaerospace markets. Titanium mill products are sold primarily to customers such as metal fabricators, forge shops, and, to a lesser extent, metal distribution companies. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate, or further process mill products into finished or semi-finished components or parts.

The F&D Group is engaged primarily in the fabrication, machining, assembly and distribution of titanium, specialty metals, and steel products, including pipe and engineered tubular products for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded, and rolled shapes for aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size, and just-in-time delivery services of titanium, steel, and other metal products.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes.

A summary of financial information by reportable segment is as follows:

	Years Ended December 31,
	2007	2006	2005

Net sales:
Titanium Group	$253,130	$204,881	$130,180
Intersegment sales	181,200	151,983	96,079

Total Titanium Group net sales	434,330	356,864	226,259

Fabrication & Distribution Group	373,669	300,508	216,726
Intersegment sales	8,192	5,641	4,929

Total Fabrication & Distribution Group net sales	381,861	306,149	221,655

Eliminations	189,392	157,624	101,008

Total consolidated net sales	$626,799	$505,389	$346,906

Operating income:
Titanium Group before corporate allocations	$113,469	$86,767	$49,331
Corporate allocations	(10,886)	(8,306)	(8,497)

Total Titanium Group operating income	102,583	78,461	40,834

Fabrication & Distribution Group before corporate allocations	54,067	53,241	29,766
Corporate allocations	(15,489)	(16,449)	(14,466)

Total Fabrication & Distribution Group operating income	38,578	36,792	15,300

Total consolidated operating income	$141,161	$115,253	$56,134

Income from continuing operations before income taxes:
Titanium Group	$105,176	$80,198	$41,521
Fabrication & Distribution Group	37,291	38,093	15,891

Total consolidated income from continuing operations before income taxes	$142,467	$118,291	$57,412

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2007	2006	2005

Revenue by Market Information:
Titanium Group
Commercial aerospace	$153,834	$108,881	$53,351
Defense	62,937	46,189	20,581
Industrial and consumer	36,359	49,811	56,248

Total Titanium Group net sales	253,130	204,881	130,180

Fabrication & Distribution Group
Commercial aerospace	$159,048	$120,782	$93,547
Defense	144,347	114,837	73,409
Industrial and consumer	70,274	64,889	49,770

Total Fabrication & Distribution Group net sales	373,669	300,508	216,726

Total consolidated net sales	$626,799	$505,389	$346,906

Geographic location of trade sales:
United States	$466,307	$395,959	$279,703
England	40,566	38,067	18,666
France	43,085	32,651	14,805
Germany	27,599	8,575	4,658
Canada	14,896	14,653	18,978
Italy	6,281	2,587	1,549
Japan	5,475	334	60
Spain	5,446	2,030	1,990
Other countries	17,144	10,533	6,497

Total trade sales	$626,799	$505,389	$346,906

Capital expenditures:
Titanium Group	$39,599	$12,740	$7,996
Fabrication & Distribution Group	25,335	23,096	1,490

Total capital expenditures	$64,934	$35,836	$9,486

Depreciation and amortization:
Titanium Group	$9,539	$9,284	$9,203
Fabrication & Distribution Group	6,173	5,008	4,060

Total depreciation and amortization	$15,712	$14,292	$13,263

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2007	2006

Property, plant, and equipment:
United States	$291,101	$261,686
England	3,930	3,247
France	1,253	1,160
Canada	54,322	28,779
Less: Accumulated depreciation	(193,251)	(192,402)

Property, plant, and equipment, net	$157,355	$102,470

Total assets:
Titanium Group	$281,238	$228,305
Fabrication & Distribution Group	372,398	294,436
General corporate assets	101,648	121,172

Total consolidated assets	$755,284	$643,913

In the years ended December 31, 2007, 2006, and 2005, export sales were $160,492, $109,400, and $67,200, respectively, principally to customers in Western Europe.

Substantially all of the Company’s sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. In the three years ended December 31, 2007, no single customer accounted for as much as 10% of consolidated sales, although Boeing, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products. Trade accounts receivable are generally not secured or collateralized.

Note 12—	COMMITMENTS AND CONTINGENCIES:

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2007, 2006, and 2005, the Company spent approximately $1,842, $2,321 and $766, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

of Position 96-1, Environmental Remediation Liabilities and SFAS No. 5, Accounting for Contingencies (“SFAS 5”).

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $2,204 to $3,599 in the aggregate. At December 31, 2007 and 2006, the amounts accrued for future environmental-related costs was $2,874 and $3,553, respectively. Of the total amount accrued at December 31, 2007, $1,496 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1,378 is recorded in other noncurrent liabilities.

The company has included $433 and $430 in its accounts receivable and other noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI who have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

The following table summarizes the changes in assets and liabilities for the year ended December 31, 2007:

	Environmental	Environmental
	Assets	Liabilities

Balance at December 31, 2006	$1,252	$(3,553)
Environmental-related income (expense)	57	(1,163)
Cash paid (received)	(446)	1,842

Balance at December 31, 2007	$863	$(2,874)

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites including those discussed below.

Ashtabula River.  The Ashtabula River Partnership, a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers (“USACE”), was formed to bring about the navigational dredging and environmental restoration of the Ashtabula River. Phase I, an EPA Great Lakes Legacy Act project which removed approximately 80% of the contaminated sediment, was completed in October 2007. In January 2008, USACE announced it would remove the 20% in the remaining downstream portion of the project under the Water Resources Development Act. In addition, the Ashtabula River Cooperating Group II, a group of companies including RTI’s subsidiary RMI Titanium, and others have preliminarily negotiated a settlement for Natural Resource Damages to the River, subject to final written acceptance by the Natural Resource Trustees.

Former Ashtabula Extrusion Plant.  The Company’s former extrusion plant in Ashtabula, Ohio was used to extrude uranium under a contract with the Department of Energy (“DOE”) from 1962 through 1990. In accordance with that agreement, the DOE retained responsibility for the cleanup of the facility when it was no longer needed for processing government material. Processing ceased in 1990, and in 1993 RTI was chosen as the prime contractor for

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

the remediation and restoration of the site by the DOE. Since then, contaminated buildings have been removed and approximately two-thirds of the site has been free released by the Ohio Department of Health at DOE expense. In December 2003, the DOE terminated the contract. In September 2005, the DOE entered into an agreement with a third party to complete the site remediation, which was completed in November 2006. In December 2005, the DOE paid the Company a settlement sufficient to cover all claims incurred by the Company as a result of the contract termination. Final terminations of the Ohio Department of Health License and the Ohio EPA facility permits were received in the first half of 2007 and the real estate was sold in December 2007.

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, the EPA issued a consent decree to RES and it appears the final design will be completed in early 2008 and remediation will be completed in 2008 and 2009. There have been no significant updates to this project during the year ended December 31, 2007.

Duty Drawback Investigation

The Company maintains a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent, who matches the Company’s duty paid with the export shipments through filings with the U.S. Customs and Border Protection (“U.S. Customs”), performs the recapture process.

Historically, the Company recognized a credit to Cost of Sales when it received notification from its agent that a claim had been filed and received by U.S. Customs. For the period January 1, 2001 through March 31, 2007, the Company recognized a reduction to Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on the Company’s behalf.

During the second quarter of 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on its behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. The Company has revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, the Company suspended the filing of new duty drawback claims through the third quarter of 2007. The Company is fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, the Company is currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, the Company is attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, the Company has recorded charges totaling $7.2 million to Cost of Sales. These charges were determined in accordance with SFAS 5 and represent the Companies current best estimate of probable loss. Of this amount, $6.5 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. To date, the Company has repaid to U.S. Customs $1.1 million for invalid claims. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional, possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed during the fourth quarter of 2007 totaled $1.7 million. As a result of the open investigation discussed above, the Company has not recognized any credits to Cost of Sales upon the filing of these new claims. The Company intends to record these credits on a “cash basis” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows or the financial position of the Company.

Note 13—	STOCK OPTIONS AND RESTRICTED STOCK AWARD PLANS:

The 2004 Stock Plan (“2004 Plan”), which was approved by a vote of the Company’s shareholders at the 2004 Annual Meeting of Shareholders, replaced its predecessors, the 1995 Stock Plan (“1995 Plan”) and the 2002 Non-Employee Director Stock Option Plan (“2002 Plan”).

The 2004 Plan limits the number of shares available for issuance to 2,500,000 (plus any shares covered by stock options already outstanding under the 1995 Plan and 2002 Plan that expire or are terminated without being exercised and any shares delivered in connection with the exercise of any outstanding awards under the 1995 Plan and 2002 Plan) during its ten-year term and limits the number of shares available for grants of restricted stock to 1,250,000. The plan expires after ten years and requires that the exercise price of stock options, stock appreciation rights, and other similar instruments awarded under the plan is not less than the fair market value of the Company’s stock on the date of the grant award.

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

The fair value of stock options granted over the past three years under the 2004 Plan and its predecessors was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

	2007	2006	2005

Risk-free interest rate	4.67%	4.37%	4.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	5.0	5.0	6.0
Expected volatility	42.00%	40.00%	45.00%

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the status of the Company’s stock options as of December 31, 2007 and the activity during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (Years)	Value

Outstanding at December 31, 2006	350,006	$21.68
Granted	72,700	76.55
Forfeited	(3,836)	39.00
Expired	(3,301)	17.10
Exercised	(102,653)	17.15

Outstanding at December 31, 2007	312,916	$35.74	6.95	$10,940

Exercisable at December 31, 2007	168,743	$17.87	5.66	$8,616

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006, and 2005 was $33.40, $18.81, and $11.19, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006, and 2005 was $6,839, $10,207, and $11,513, respectively. As of December 31, 2007, total unrecognized compensation cost related to nonvested stock option awards granted was $1,216. That cost is expected to be recognized over a weighted-average period of approximately 10 months.

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2007, 2006, and 2005 was $78.19, $46.91, and $22.68, respectively.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2007 and the activity during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Awards	Shares	Per Share

Nonvested at December 31, 2006	166,254	$26.17
Granted	63,225	78.19
Vested	(104,837)	25.64

Nonvested at December 31, 2007	124,642	$53.01

As of December 31, 2007, total unrecognized compensation cost related to nonvested restricted stock awards granted was $2,054. That cost is expected to be recognized over a weighted-average period of 16 months. The total fair value of restricted stock awards vested during the years ended December 31, 2007, 2006, and 2005 was $8,295, $3,659, and $1,579, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006, and 2005 was $1,760, $3,694, and $13,811, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2007, 2006, and 2005 was $2,516, $896, and $483, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $4,182, $5,538, and $4,592 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company has elected

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

to adopt the transition method described in SFAS 123(R)-3 for determining the windfall tax benefits related to share-based payment awards.

Note 14—	DISCONTINUED OPERATIONS:

The Company’s financial statements were impacted by the discontinuance of two business units during 2005. These businesses have been accounted for in accordance with SFAS 144. Accordingly, operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of tax.

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

The following table sets forth the activity associated with the Company’s discontinued operations for the year ended December 31, 2005:

Year Ended
December 31,
2005

Net sales	$3,129

Income before income taxes	2,567
Provision for income taxes	907

Income from discontinued operations	1,660
Loss on disposal	(106)
Benefit for income taxes	(37)

Gain on discontinued operations, net of tax	$1,591

Note 15—	SUBSEQUENT EVENTS:

On February 2, 2008, the Company and the United Steelworkers of America agreed to an extension of the current Labor Agreement covering the hourly, clerical, and technical employees at the Company’s Niles, Ohio facility. The current Labor Agreement, originally set to expire on January 31, 2010, will now expire on June 30, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 16—	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2007 and 2006:

	1st	2nd	3rd	4th
2007	Quarter	Quarter	Quarter	Quarter

Net Sales	$145,557	$154,046	$163,412	$163,784
Gross profit	51,545	47,326	53,696	55,561
Operating income	32,886	31,914	36,950	39,411
Net income	22,073	20,950	24,692	24,916
Earnings per share:
Basic	$0.97	$0.91	$1.08	$1.08
Diluted	$0.95	$0.90	$1.06	$1.08

	1st	2nd	3rd	4th
2006	Quarter	Quarter	Quarter	Quarter

Net Sales	$115,079	$117,667	$128,855	$143,788
Gross profit	34,227	37,189	47,743	53,700
Operating income	17,134	23,305	34,193	40,621
Net income	10,742	15,127	23,047	26,784
Earnings per share:
Basic	$0.48	$0.67	$1.02	$1.18
Diluted	$0.47	$0.66	$1.00	$1.16

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In addition to the information concerning the executive officers of the Company set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2008 Proxy Statement, to be filed at a later date, and is incorporated here by reference.

Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2008 Proxy Statement and is incorporated here by reference. The Code applies to all of our directors, officers and all employees, including its principal executive officer, principal financial officer, or persons performing similar functions.

Information concerning the Audit Committee and its financial experts is set forth under the captions “Audit Committee” and “Audit Committee Report” in the 2008 Proxy Statement and is incorporated here by reference.

Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated here by reference.

Item 11.	Executive Compensation.

Information responsive to this item is set forth under the captions “Executive Compensation” and, solely with respect to information pertaining to the Compensation Committee, “Corporate Governance” in the 2008 Proxy Statement and is incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2008 Proxy Statement and is incorporated here by reference.

Equity Compensation Plan Information

			(c) Number of
			Securities Remaining
			Available for Future
	(a) Number of		Issuance Under Equity
	Securities to be		Compensation Plans
	Issued upon Exercise	(b) Weighted-Average	(Excluding Securities
	of Outstanding	Exercise Price of	Reflected in Column
Plan Category	Options	Outstanding Options	(a))

Equity compensation plans approved by security holders (see Note(i) and Note (iii)	299,916	$36.86	2,180,963
Equity compensation plans not approved by security holders (see Note (ii))	13,000	9.92	—

	312,916	$35.74	2,180,963

Note (i):  The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals Inc., 2004 Stock Plan as of December 31, 2007. For more information, see Note 13 to the Consolidated Financial Statements. The Company’s 2004 Stock Plan replaces the prior plans and provides for grants of 2,500,000 shares over its 10-year term as determined by the plan administrator. The 2004 Stock Plan was approved by shareholder vote on April 30, 2004. In 2007, 2006 and 2005, 135,925, 124,064 and 173,736 shares, respectively, were awarded under the plan.

Note (ii):  Prior to December 31, 2004, RTI International Metals Inc., had one plan that had not been approved by security holders called the 2002 Non-employee Director Stock Option Plan. This plan has since been terminated and replaced by the 2004 Stock Plan. See above Note (i).

Note (iii):  The 2004 Stock Plan permits grants of stock options, stock appreciation rights, restricted stock, and other stock based awards that may include awards of restricted stock units. There were a total of 2,500,000 shares available for issue under the plan, but only 1,250,000 shares may be issued in the form of restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the captions “Corporate Governance” and “Executive Compensation” in the 2008 Proxy Statement and is incorporated here by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is set forth under the caption “Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm for 2008” in the 2008 Proxy Statement and is incorporated here by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1. The financial statements contained in Item 8 hereof;

2. The financial statement schedule following the signatures hereto; and

3. The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit
No.		Description

2.1		Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.
3.1		Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.2		Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935.
3.3		RTI International Metals, Inc. Code of Ethical Business Conduct, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1		Credit Agreement dated September 27, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated September 27, 2007.
4.2		Offer of loan by and among RTI-Claro, Inc., as borrower and Investissement Quebec, dated August 3, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2006 .
4.3		Credit Agreement between RTI Claro, Inc., as borrower, RTI International Metals Inc., as guarantor, and National City Bank, Canada Branch, as lender, dated as of December 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 27, 2006.
4.4		Credit Amending Agreement dated September 27, 2007, related to the Credit Agreement between RTI-Claro, Inc., as borrower, RTI International Metals Inc., as guarantor, and National City Bank, Canada Branch, as lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for the event dated September 27, 2007.
10	.1*	RTI International Metals, Inc. Supplemental Pension Plan effective August 1, 1987, as amended and restated October 26, 2007, filed herewith.
10	.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, and restated October 26, 2007, filed herewith.
10	.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit
No.		Description

10	.4*	Employment agreement, dated February 23, 2007 between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10	.5*	Employee agreement, dated February 23, 2007, between the Company and William T. Hull, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10	.6*	Letter Agreement, dated December 3, 2003, between the Company and T.G. Rupert, with respect to retirement benefits, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10	.7*	Employment agreement, dated February 23, 2007, between the Company and Stephen R. Giangiordano, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March, 31, 2007.
10	.8*	Employment agreement, dated February 23, 2007, between the Company and Michael C. Wellham, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March, 31, 2007.
10	.9*	Employment agreement, dated February 23, 2007, between the Company and Chad Whalen, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March, 31, 2007.
10	.10*	Executive Non-Change in Control Severance Policy, dated February 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10	.11*	Executive Change in Control Severance Policy, as amended January 25, 2008, filed herewith.
10	.12*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10	.13*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005.
10	.14*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form-10K for the year ended December 31, 2006.
10	.15*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated January 25, 2008.
10	.16*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated October 31, 2006.
10	.17*	Form of indemnification agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10	.18*	Pay philosophy and guiding principles covering officer compensation incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.19		2005 Settlement with the U.S. Department of Energy, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.20		Procurement Frame Contract between EADS Deutschland GmbH and RTI International Metals, Inc. dated April 26, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.21		Long-term Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

Exhibit
No.		Description

10.22		Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.
10.23		Supplemental long-term Supply Agreement, dated September 17, 2007, between the Company and EADS Deutschland GmbH as Lead Buyer for the European Aeronautic Defense Space group of companies, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
10	.24*	Employment agreement, dated November 19, 2007, between the Company and William F. Strome, filed herewith.
10.25		RTI International Metals, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 19, 2002.
10	.26*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended July 27, 2007, filed herewith.
21.1		Subsidiaries of the Company, filed herewith.
23.1		Consent of independent registered public accounting firm, filed herewith.
24.1		Powers of Attorney, filed herewith.
31.1		Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

CRAIG R. ANDERSSON, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, JR., Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

DAWNE S. HICKTON, Director;

EDITH E. HOLIDAY, Director;

MICHAEL C. WELLHAM, Director;

JAMES A. WILLIAMS, Director;

/s/ Dawne S. Hickton Dawne S. Hickton As Attorney-in-Fact	February 28, 2008

/s/ Dawne S. Hickton Dawne S. Hickton Vice Chairman and Chief Executive Officer	February 28, 2008

/s/ William T. Hull William T. Hull Senior Vice President and Chief Financial Officer	February 28, 2008

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In thousands)

		(Charged)
	Balance at	Credited to	Writeoffs	Balance
	Beginning	Costs and	Against	at End
Description	of Year	Expenses	Allowance	of Year

Year ended December 31, 2007:
Allowance for doubtful accounts	$(1,548)	$893	$42	$(613)
Valuation allowance for deferred income taxes	(35)	35	—	—
Allowance for U.S. Customs on duty drawback	(608)	—	608	—
Year ended December 31, 2006:
Allowance for doubtful accounts	(1,604)	16	40	(1,548)
Valuation allowance for deferred income taxes	(631)	—	596	(35)
Allowance for U.S. Customs on duty drawback	(663)	55	—	(608)
Year ended December 31, 2005:
Allowance for doubtful accounts	(1,486)	(544)	426	(1,604)
Valuation allowance for deferred income taxes	(577)	(54)	—	(631)
Allowance for U.S. Customs on duty drawback	(219)	(444)	—	(663)

S-1