Form 10-Q
period 2008-03-31
RTI INTERNATIONAL METALS INC
filed 2008-05-02
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-14437

RTI INTERNATIONAL METALS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	52-2115953 (I.R.S. Employer Identification No.)

Westpointe Corporate Center One, 5th Floor 1550 Coraopolis Heights Road Pittsburgh, Pennsylvania (Address of principal executive offices)	15108-2973 (Zip Code)

(412) 893-0026
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
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 25, 2008 was 22,992,307.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us,” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$150,648	$145,557
Cost and expenses:
Cost of sales	98,590	94,012
Selling, general, and administrative expenses	18,308	18,198
Research, technical, and product development expenses	524	461

Operating income	33,226	32,886
Other income (expense)	295	(541)
Interest income	903	1,136
Interest expense	(350)	(300)

Income before income taxes	34,074	33,181
Provision for income taxes	11,837	11,108

Net income	$22,237	$22,073

Earnings per share:
Basic	$0.97	$0.97

Diluted	$0.96	$0.95

Weighted-average shares outstanding:
Basic	22,946,511	22,869,493

Diluted	23,186,958	23,153,573

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$92,439	$107,505
Receivables, less allowance for doubtful accounts of $591 and $613	103,156	102,073
Inventories, net	320,122	296,559
Deferred income taxes	13,191	12,969
Other current assets	4,206	2,951

Total current assets	533,114	522,057
Property, plant, and equipment, net	172,209	157,355
Goodwill	50,202	50,769
Other intangible assets, net	16,524	17,476
Deferred income taxes	9,230	6,059
Other noncurrent assets	1,455	1,568

Total assets	$782,734	$755,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,156	$46,666
Accrued wages and other employee costs	20,519	22,028
Billings in excess of costs and estimated earnings	32,377	21,573
Income taxes payable	11,398	—
Current portion of long-term debt	1,074	1,090
Current liability for post-retirement benefits	2,660	2,660
Current liability for pension benefits	1,843	5,962
Other accrued liabilities	14,798	16,171

Total current liabilities	130,825	116,150
Long-term debt	15,549	16,506
Noncurrent liability for post-retirement benefits	31,449	31,019
Noncurrent liability for pension benefits	8,563	8,526
Deferred income taxes	69	69
Other noncurrent liabilities	7,598	7,230

Total liabilities	194,053	179,500

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,665,330 and 23,610,746 shares issued; 22,981,555 and 23,105,708 shares outstanding	237	236
Additional paid-in capital	303,954	302,075
Treasury stock, at cost; 683,775 and 505,038 shares	(16,888)	(7,801)
Accumulated other comprehensive loss	(22,500)	(20,367)
Retained earnings	323,878	301,641

Total shareholders’ equity	588,681	575,784

Total liabilities and shareholders’ equity	$782,734	$755,284

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$22,237	$22,073
Adjustment for non-cash items included in net income:
Depreciation and amortization	4,730	3,605
Deferred income taxes	(3,558)	(5,803)
Stock-based compensation	1,492	3,360
Excess tax benefits from stock-based compensation activity	(290)	(2,786)
Other	2	513
Changes in assets and liabilities:
Receivables	(768)	(3,911)
Inventories	(23,565)	(20,757)
Accounts payable	(1,000)	11,679
Income taxes payable	12,119	8,327
Billings in excess of costs and estimated earnings	11,067	(2,895)
Other current liabilities	(8,678)	1,442
Other assets and liabilities	1,482	770

Cash provided by operating activities	15,270	15,617

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	—	20
Purchase of investments	—	(330)
Capital expenditures	(20,975)	(14,870)

Cash used in investing activities	(20,975)	(15,180)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	84	1,195
Excess tax benefits from stock-based compensation activity	290	2,786
Borrowings on long-term debt	—	1,549
Repayments on long-term debt	(283)	—
Purchase of common stock held in treasury	(9,086)	(1,574)

Cash provided by (used in) financing activities	(8,995)	3,956

Effect of exchange rate changes on cash and cash equivalents	(366)	(138)

Increase (decrease) in cash and cash equivalents	(15,066)	4,255
Cash and cash equivalents at beginning of period	107,505	40,026

Cash and cash equivalents at end of period	$92,439	$44,281

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other
						Comprehensive Income (Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional				Foreign
	Shares		Paid-In	Treasury	Retained	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Liability	Translation	Total

Balance at December 31, 2007	23,105,708	$236	$302,075	$(7,801)	$301,641	$(30,372)	$10,005	$575,784
Net income	—	—	—	—	22,237	—	—	22,237
Foreign currency translation	—	—	—	—	—	—	(2,786)	(2,786)
Benefit plan amortization	—	—	—	—	—	653	—	653

Comprehensive income								20,104
Shares issued for restricted stock award plans	47,250	1	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	1,492	—	—	—	—	1,492
Treasury stock purchased at cost	(178,737)	—	—	(9,087)	—	—	—	(9,087)
Exercise of employee options	7,334	—	84	—	—	—	—	84
Tax benefits from stock-based compensation activity	—	—	303	—	—	—	—	303

Balance at March 31, 2008	22,981,555	$237	$303,954	$(16,888)	$323,878	$(29,719)	$7,219	$588,681

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

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

Note 2—	ORGANIZATION:

The Company is a leading U.S. producer of titanium mill products and a global supplier of fabricated titanium and specialty metal components for the national and international market. RTI is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.” The Company conducts business in two segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial applications. The titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate and sheet. The Titanium Group also produces ferro titanium alloys for steel-making customers. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2008, and the activity during the three months then ended, are presented below:

Stock Options	Shares

Outstanding at December 31, 2007	312,916
Granted	54,600
Forfeited	(634)
Expired	(166)
Exercised	(7,334)

Outstanding at March 31, 2008	359,382

Exercisable at March 31, 2008	228,170

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2008

Risk-free interest rate	2.81%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	41.00%

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2008, and the activity during the three months then ended, are presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2007	124,642
Granted	47,250
Vested	(21,023)

Nonvested at March 31, 2008	150,869

Performance Share Awards

On January 25, 2008, the Board of Directors implemented a new compensation philosophy by introducing performance share awards to certain key executives. The purpose of the performance share awards is to more closely align the compensation of the Company’s executives with the interests of the Company’s shareholders. These performance share awards will earn shares of the Company’s Common Stock in amounts ranging from 0% to 200% of the target number of shares based upon the total shareholder return of the Company compared to a designated peer group over a pre-determined performance period.

The fair value of the performance shares granted was calculated using a probabilistic model (such as the “Monte Carlo Model”) which incorporates the market-based performance conditions within the grant. The

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

weighted-average grant-date fair value of performance shares awarded was $64.06. The initial valuation remains fixed throughout the life of the grant regardless of the actual performance outcome.

A summary of the Company’s performance share activity during the three months ended March 31, 2008 is presented below:

	Shares	Maximum Shares
Performance Share Awards	Granted	Eligible to Receive

Oustanding at December 31, 2007	—	—
Granted	28,500	57,000

Outstanding at March 31, 2008	28,500	57,000

Note 4—	INCOME TAXES:

Management evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. This estimated annual effective tax rate is updated quarterly based upon actual results and updated operating forecasts. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income at the most recent estimated annual effective tax rate, adjusted for the effect of discrete items.

For the three months ended March 31, 2008, the estimated annual effective tax rate applied to ordinary income was 36.3% compared to a rate of 35.6% for the three months ended March 31, 2007. These rates differ from the federal statutory rate of 35% principally as a result of state and foreign income taxes reduced by the benefit of the federal manufacturing deduction. The rate for the first quarter of 2008 is slightly higher than the comparable rate in 2007 primarily due to a shift in the mix of domestic and foreign operating results leading to slightly higher state and foreign income tax effects.

Inclusive of discrete items, the Company recognized a provision for income taxes of $11,837, or 34.7% of pretax income, and $11,108, or 33.5% of pretax income for federal, state, and foreign income taxes for the three months ended March 31, 2008 and 2007, respectively. Discrete items totaling $532 reduced the provision for income taxes for the three months ended March 31, 2008 and were comprised primarily of adjustments to the prior year state income tax provision. Discrete items totaling $704 reduced the provision for income taxes for the three months ended March 31, 2007 and principally related to foreign tax credit benefits.

The Company’s unrecognized tax benefits largely relate to the price of products and services between the U.S. companies and their foreign affiliates. Such previously unrecognized tax benefits could change significantly as additional data is published. It is not possible to estimate a range of change that may result from the future publication of this data. During the current quarter, there were no material changes to the amount of previously disclosed unrecognized tax benefits.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007

Numerator:
Net income	$22,237	$22,073
Denominator:
Basic weighted-average shares outstanding	22,946,511	22,869,493
Effect of diluted securities	240,447	284,080

Diluted weighted-average shares outstanding	23,186,958	23,153,573

Earnings per share:
Basic	$0.97	$0.97
Diluted	$0.96	$0.95

For the three months ended March 31, 2008, options to purchase 112,450 shares of Common Stock, at an average price of $67.34, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three months ended March 31, 2007, options to purchase 44,525 shares of Common Stock, at an average price of $77.59, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 6—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 57% of the Company’s inventories at both March 31, 2008 and December 31, 2007. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31,	December 31,
	2008	2007

Raw materials and supplies	$118,727	$114,967
Work-in-process and finished goods	280,527	267,462
LIFO reserve	(79,132)	(85,870)

Total inventories	$320,122	$296,559

As of March 31, 2008 and December 31, 2007, the current cost of inventories exceeded their carrying value by $79,132 and $85,870, respectively. The Company’s FIFO inventory value is used to approximate current costs.

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

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2007 and March 31, 2008 was as follows:

	December 31,	Translation	March 31,
	2007	Adjustment	2008

Titanium Group	$2,548	$—	$2,548
Fabrication & Distribution Group	48,221	(567)	47,654

Total goodwill	$50,769	$(567)	$50,202

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

The carrying amount of intangible assets attributable to each segment at December 31, 2007 and March 31, 2008 was as follows:

	December 31,		Translation	March 31,
	2007	Amortization	Adjustment	2008

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	17,476	(259)	(693)	16,524

Total intangible assets	$17,476	$(259)	$(693)	$16,524

Note 8—	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $32,377 as of March 31, 2008 and $21,573 as of December 31, 2007. These amounts primarily represent payments, received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—	OTHER INCOME (EXPENSE):

Other income (expense) for the three months ended March 31, 2008 and 2007 was $295 and $(541), respectively. Other income (expense) consists primarily of foreign exchange gains and losses from international operations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three months ended March 31, 2008 and 2007 for those salaried and hourly covered employees were as follows:

			Other Post-
	Pension Benefits		Retirement Benefits
	2008	2007	2008	2007

Service cost	$485	$503	$129	$121
Interest cost	1,783	1,728	505	508
Expected return on plan assets	(2,218)	(2,019)	—	—
Amortization of prior service cost	206	173	303	303
Amortization of unrealized gains and losses	537	557	—	—

Net periodic benefit cost	$793	$942	$937	$932

Note 11—	COMMITMENTS AND CONTINGENCIES:

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

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2,207 to $3,779 in the aggregate. At March 31, 2008 and December 31, 2007, the amounts accrued for future environmental-related costs were $2,939 and $2,874, respectively. Of the total amount accrued at March 31, 2008, $1,236 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1,703 is recorded in other noncurrent liabilities.

The Company has included $433 and $430 in its other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

The following table summarizes the changes in the assets and liabilities for the three months ended March 31, 2008:

	Environmental	Environmental
	Assets	Liabilities

Balance at December 31, 2007	$863	$(2,874)
Environmental-related income (expense)	—	(392)
Cash paid (received)	—	327

Balance at March 31, 2008	$863	$(2,939)

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

Historically, the Company recognized a credit to Cost of Sales when it received notification from the agent that a claim had been filed and received by U.S. Customs. For the period January 1, 2001 through March 31, 2007, the Company recognized a reduction to Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on the Company’s behalf.

During the second quarter of 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the authorized agent. The Company revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine to what extent any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, the Company suspended the filing of new duty drawback claims through the third quarter of 2007. The Company is fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, the Company is currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, the Company is attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, the Company recorded charges totaling $7.2 million to Cost of Sales during 2007. No additional charges were recorded during the first quarter of 2008. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of this amount, $6.5 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. The Company repaid to

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

U.S. Customs $1.1 million for invalid claims during 2007. The Company made no such repayments during the three months ended March 31, 2008. As a result of these payments, the Company’s liability totaled $5.4 million as of March 31, 2008. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed during the first quarter of 2008 and the fourth quarter of 2007 totaled $0.3 million and $1.7 million, respectively. As a result of the open investigation discussed above, we have not recognized any credits to Cost of Sales upon the filing of these new claims. We intend to record these credits on a “cash basis,” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows, or the financial position of the Company.

Note 12—	LONG-TERM DEBT:

Long-term debt consisted of:

	March 31, 2008	December 31, 2007

RTI Claro credit agreement	$14,959	$15,862
Interest-free loan agreement	1,664	1,734

Total debt	16,623	17,596
Less: Current portion	$(1,074)	$(1,090)

Long-term debt	$15,549	$16,506

Note 13—	SEGMENT REPORTING:

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended March 31,
	2008	2007

Net sales:
Titanium Group	$55,127	$53,168
Intersegment sales	47,089	49,999

Total Titanium Group net sales	102,216	103,167
Fabrication & Distribution Group	95,521	92,389
Intersegment sales	1,905	2,212

Total Fabrication & Distribution Group net sales	97,426	94,601
Eliminations	48,994	52,211

Total consolidated net sales	$150,648	$145,557

Operating income:
Titanium Group before corporate allocations	$31,357	$22,958
Corporate allocations	(3,005)	(1,657)

Total Titanium Group operating income	28,352	21,301
Fabrication & Distribution Group before corporate allocations	9,321	15,308
Corporate allocations	(4,447)	(3,723)

Total Fabrication & Distribution Group operating income	4,874	11,585

Total consolidated operating income	$33,226	$32,886

Income before income taxes:
Titanium Group	$28,903	$21,988
Fabrication & Distribution Group	5,171	11,193

Total consolidated income before income taxes	$34,074	$33,181

	March 31,	December 31,
	2008	2007

Total assets:
Titanium Group	$293,316	$281,238
Fabrication & Distribution Group	395,958	372,398
General corporate assets	93,460	101,648

Total consolidated assets	$782,734	$755,284

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 14—	FAIR VALUE MEASUREMENTS:

SFAS No. 157, Fair Value Measurements (“SFAS 157”) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy that prioritizes the inputs utilized in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data and which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its cash equivalents.

The Company’s cash equivalents consist of highly liquid Money Market Funds that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Note 15—	NEW ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 became effective as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. The provisions of SFAS 159 became effective as of January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s Consolidated Financial Statements.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 provides for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	the impact of Boeing 787 production delays,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	global economic activities,

•	outcome of pending U.S. Customs investigation,

•	the successful completion of our expansion projects,

•	the Company’s order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

Net income for the three months ended March 31, 2008 totaled $22.2 million, or $0.96 per diluted share, on sales of $150.6 million, compared with net income totaling $22.1 million or $0.95 per diluted share, on sales of $145.6 million for the three months ended March 31, 2007. Our performance reflects the continued strong demand from the aerospace market for our titanium products.

We conduct our operations in two reportable segments: the Titanium Group and the Fabrication & Distribution Group (“F&D”). The Titanium Group melts and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; and Hermitage, Pennsylvania; the Titanium

Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. This Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets. The F&D Group is comprised of companies that fabricate, machine, assemble, and distribute titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located throughout the United States, Europe, and Canada and a representative office in China, the F&D Group concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products. For the three months ended March 31, 2008 and 2007, approximately 46% and 48%, respectively, of the Titanium Group’s sales were to the F&D Group.

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$55.1	$53.2	$1.9	3.6%
Fabrication & Distribution Group	95.5	92.4	3.1	3.4%

Total consolidated net sales	$150.6	$145.6	$5.0	3.4%

The increase in the Titanium Group’s net sales was primarily due to an increase in trade shipments of 0.4 million pounds for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, principally driven by continued strong demand from the aerospace market and the Company’s long-term supply agreements. The increase in trade shipments was partially offset by an 11% decrease in average realized selling prices due to a different product mix and pricing on long-term supply agreements.

The increase in the F&D Group’s net sales of $3.1 million was due to higher shipments to commercial aerospace customers, largely offset by a softening in realized prices in specialty metal products at our distribution facilities. While net sales at the F&D Group’s North American operations decreased slightly by $1.8 million, net sales at its European operations increased by $4.9 million.

Gross Profit.  Gross profit for our reportable segments, for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$33.6	$26.7	$6.9	25.8%
Fabrication & Distribution Group	18.5	24.8	(6.3)	–25.4%

Total consolidated gross profit	$52.1	$51.5	$0.6	1.2%

Gross profit for the Titanium Group increased $6.9 million primarily due to lower raw material prices and favorable intercompany profit elimination impacts from reductions in certain F&D Group inventories for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in gross profit for the F&D Group of $6.3 million was primarily due to ongoing startup costs, low utilization, and other inefficiencies related to new programs at our Houston and Montreal facilities, in particular the Boeing 787 program, as well as softening in realized prices for certain specialty metals products at our distribution facilities and the timing of project completions for our energy market customers. As a result, gross profit percentage for the F&D Group decreased to 19.4% for the three months ended March 31, 2008 from 26.8% for the three months ended March 31, 2007.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the three months ended March 31, 2008 and 2007 are summarized in the following table:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$4.8	$5.0	$(0.2)	–4.0%
Fabrication & Distribution Group	13.5	13.2	0.3	2.3%

Total consolidated SG&A expenses	$18.3	$18.2	$0.1	0.5%

Total SG&A increased $0.1 million for the three months ended March 31, 2008 compared to March 31, 2007. This increase was largely the net result of increased compensation-related expenses reflecting additional personnel to support business growth opportunities offset by decreased stock-based compensation and retirement costs.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.5 million for both the three month periods ended March 31, 2008 and March 31, 2007. This spending reflects our continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments, for the three months ended March 31, 2008 and 2007 is summarized in the following table:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$28.3	$21.3	$7.0	32.9%
Fabrication & Distribution Group	4.9	11.6	(6.7)	–57.8%

Total operating income	$33.2	$32.9	$0.3	0.9%

Operating income for the Titanium Group increased $7.0 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily attributable to improved gross profit resulting from lower raw material costs and favorable intercompany profit elimination impacts from reductions in certain F&D Group inventories and slightly lower SG&A costs.

Operating income for the F&D Group decreased $6.7 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily due to ongoing startup costs, low utilization, and other inefficiencies related new programs at our Houston and Montreal facilities, in particular the Boeing 787 program, as well as softening in realized prices for certain specialty metal products at our distribution facilities and the timing of project completions for our energy market customers.

Other Income (Expense).  Other income (expense) for the three months ended March 31, 2008 and 2007 was $0.3 million and $(0.5) million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest income for the three months ended March 31, 2008 and 2007 was $0.9 million and $1.1 million, respectively. The decrease was principally related to lower overall levels of cash and short-term investments compared to the prior year period. Interest expense was $0.3 million for the three months ended March 31, 2008 and 2007.

Provision for Income Taxes.  We recognized income tax expense of $11.8 million, or 34.7% of pretax income, and $11.1 million, or 33.5% of pretax income for federal, state, and foreign income taxes for the three months ended March 31, 2008 and 2007, respectively. Tax expense, as a percentage of pretax income, increased year over year as a result of increased state and foreign income tax effects. Discrete items totaling $0.5 million reduced the provision for income taxes for the three months ended March 31, 2008 and were comprised primarily of adjustments to the prior year state income tax provision. Discrete items totaling $0.7 million reduced the provision for income taxes for the three months ended March 31, 2007 and principally related to foreign tax credit benefits.

Liquidity and Capital Resources

In connection with our new long term supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are undertaking several capital expansions. During 2007, we announced plans to construct a premium-grade titanium sponge facility in Hamilton, Mississippi, with anticipated capital spending of approximately $300 million. In addition, we announced plans to construct a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $100 million. We expect the majority of the capital expenditures related to these facilities to occur in 2008 and 2009 and that the new facilities will become operational during 2010. We anticipate funding these new capital commitments through a combination of cash on hand, cash generated by operations, and borrowings against our $240 million credit facility.

Cash provided by operating activities.  Cash provided by operating activities for the three months ended March 31, 2008 and 2007, was $15.3 million and $15.6 million, respectively. The slight decrease in cash provided by operating activities was largely due to increased cash receipts from customers on long-term projects offset by increased inventory balances and decreased accounts payable and accrual balances.

Cash used by investing activities.  Cash used by investing activities for the three months ended March 31, 2008 and 2007, was $21.0 million and $15.2 million, respectively. The increase in cash used by investing activities is principally related to increased capital spending on our capital expansion projects outlined above.

Cash provided by (used in) financing activities.  Cash provided by (used in) financing activities for the three months ended March 31, 2008 and 2007, was $(9.0) million and $4.0 million, respectively. The decrease in our cash provided by (used in) financing activities was primarily related to our repurchase of 176,976 shares of RTI Common Stock at an average price of $50.83 during the three months ended March 31, 2008, as well as reduced stock option exercise activity and decreased borrowing on our credit agreements.

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

Concurrent with the U.S. Customs investigation, we are currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, we are attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, we have recorded charges totaling $7.2 million to Cost of Sales during 2007. No additional charges were recorded during the first quarter of 2008. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent our current best estimate of probable loss. Of this amount, $6.5 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. We repaid to U.S. Customs $1.1 million for invalid claims during 2007. We made no such repayments during the three months ended March 31, 2008. As a result of these payments, our liability totaled $5.4 million as of March 31, 2008. While the ultimate outcome of the U.S. Customs investigation and our own internal review is not yet known, we believe there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed during the first quarter of 2008 and the fourth quarter of 2007 totaled $0.3 million and $1.7 million, respectively. As a result of the open investigation discussed above, we have not recognized any credits to Cost of Sales upon the filing of these new claims. We intend to record these credits on a “cash basis,” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Backlog

Our order backlog for all markets was approximately $534 million as of March 31, 2008, as compared to $545 million at December 31, 2007. Of the backlog at March 31, 2008, approximately $407 million is likely to be realized over the remainder of 2008. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements signed in 2007, that are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Based on available information, we believe that our share of possible environmental-related costs is in a range from $2.2 million to $3.8 million in the aggregate. At both March 31, 2008 and December 31, 2007, the amount accrued for future environmental-related costs was $2.9 million. Of the total amount accrued at March 31, 2008, approximately $1.2 million is expected to be paid out within one year and is included in the other accrued liabilities line on the balance sheet. The remaining $1.7 million is recorded in other noncurrent liabilities.

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

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites, which include the Ashtabula River and the Reserve Environmental Services Landfill.

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 became effective as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. The provisions of SFAS 159 became effective as of January 1, 2008. The adoption of SFAS 159 did not have a material effect on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 provides for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective as of January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures About Market Risk on our Form 10-K filed with the SEC on February 28, 2008.

Item 4.	Controls and Procedures.

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors.

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors set forth in Part I, Item 1A, in the Form 10-K since the Company filed its Annual Report on Form 10-K, on February 28, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

				Maximum Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be Purchased
	Total Number		Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans or	Programs (in
	Purchased(1)	Paid Per Share	Programs(2)	thousands)(3)

January 2008	1,761	$51.95	—	$11,968
February 2008	34,900	$54.93	34,900	$10,051
March 2008	142,076	$49.82	142,076	$2,973

Total	178,737	$50.84	176,976

(1)	Shares were repurchased under (i) the Company’s share repurchase program approved by the Board of Directors on April 30, 1999, and (ii) a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan.

(2)	Includes only shares reacquired under the Company’s $15 million share repurchase program.

(3)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

The Company invested $9.0 million to repurchase 176,976 shares of Common Stock, at an average price of $50.83, during the three months ended March 31, 2008. These shares were repurchased under the RTI International Metals, Inc. share repurchase program. The share repurchase program was approved by the Company’s Board of Directors on April 30, 1999, and authorizes the repurchase of up to $15 million of RTI Common Stock. At March 31, 2008, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 stock plan. Shares of Common Stock surrendered to satisfy tax liabilities during the three months ended March 31, 2008 and March 31, 2007 were 1,761 and 20,118, respectively.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: May 2, 2008

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Form of Performance Share Award, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated January 25, 2008.
10.2	Master Supply Agreement, dated March 25, 2008, between RTI Hamilton, Inc. and Tronox LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated March 25, 2008.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.