Form 10-Q
period 2008-06-30
RTI INTERNATIONAL METALS INC
filed 2008-08-01
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of July 25, 2008 was 22,997,502.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us,” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$159,829	$154,046	$310,477	$299,603
Cost and expenses:
Cost of sales	110,626	106,720	209,216	200,732
Selling, general, and administrative expenses	17,798	15,021	36,106	33,219
Research, technical, and product development expenses	511	391	1,035	852

Operating income	30,894	31,914	64,120	64,800
Other income (expense)	(975)	(364)	(680)	(905)
Interest income	470	1,311	1,373	2,447
Interest expense	(266)	(212)	(616)	(512)

Income before income taxes	30,123	32,649	64,197	65,830
Provision for income taxes	11,510	11,699	23,347	22,807

Net income	$18,613	$20,950	$40,850	$43,023

Earnings per share:
Basic	$0.82	$0.91	$1.78	$1.88

Diluted	$0.81	$0.90	$1.76	$1.86

Weighted-average shares outstanding:
Basic	22,835,487	22,924,717	22,899,615	22,895,028

Diluted	23,048,041	23,177,641	23,151,361	23,159,955

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$84,814	$107,505
Receivables, less allowance for doubtful accounts of $477 and $613	97,338	102,073
Inventories, net	317,234	296,559
Deferred income taxes	13,892	12,969
Other current assets	11,784	2,951

Total current assets	525,062	522,057
Property, plant, and equipment, net	202,475	157,355
Goodwill	50,348	50,769
Other intangible assets, net	16,449	17,476
Deferred income taxes	11,775	6,059
Other noncurrent assets	1,517	1,568

Total assets	$807,626	$755,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,345	$46,666
Accrued wages and other employee costs	16,599	22,028
Billings in excess of costs and estimated earnings	39,341	21,573
Current portion of long-term debt	1,299	1,090
Current liability for post-retirement benefits	2,660	2,660
Current liability for pension benefits	—	5,962
Other accrued liabilities	14,346	16,171

Total current liabilities	132,590	116,150
Long-term debt	17,173	16,506
Noncurrent liability for post-retirement benefits	31,626	31,019
Noncurrent liability for pension benefits	8,596	8,526
Deferred income taxes	69	69
Other noncurrent liabilities	7,721	7,230

Total liabilities	197,775	179,500

Commitments and Contingencies (See Note 11)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,681,376 and 23,610,746 shares issued; 22,997,502 and 23,105,708 shares outstanding	237	236
Additional paid-in capital	305,162	302,075
Treasury stock, at cost; 683,874 and 505,038 shares	(16,891)	(7,801)
Accumulated other comprehensive loss	(21,148)	(20,367)
Retained earnings	342,491	301,641

Total shareholders’ equity	609,851	575,784

Total liabilities and shareholders’ equity	$807,626	$755,284

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$40,850	$43,023
Adjustment for non-cash items included in net income:
Depreciation and amortization	9,622	7,241
Deferred income taxes	(6,813)	(13,165)
Stock-based compensation	2,718	4,306
Excess tax benefits from stock-based compensation activity	(241)	(3,477)
Other	(114)	(854)
Changes in assets and liabilities:
Receivables	5,329	(12,748)
Inventories	(19,968)	(35,293)
Accounts payable	3,671	9,336
Income taxes payable	278	(3,524)
Billings in excess of costs and estimated earnings	17,833	1,169
Other current assets and liabilities	(21,983)	11,583
Other assets and liabilities	2,319	(4,697)

Cash provided by operating activities	33,501	2,900

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	—	523
Purchase of investments	—	(840)
Proceeds from sale of investments	—	7,435
Capital expenditures	(48,122)	(27,045)

Cash used in investing activities	(48,122)	(19,927)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	110	1,526
Excess tax benefits from stock-based compensation activity	241	3,477
Borrowings on long-term debt	1,930	1,578
Repayments on long-term debt	(549)	—
Purchase of common stock held in treasury	(9,090)	(1,574)

Cash provided by (used in) financing activities	(7,358)	5,007

Effect of exchange rate changes on cash and cash equivalents	(712)	(757)

Decrease in cash and cash equivalents	(22,691)	(12,777)
Cash and cash equivalents at beginning of period	107,505	40,026

Cash and cash equivalents at end of period	$84,814	$27,249

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other
						Comprehensive Income (Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional				Foreign
	Shares		Paid-In	Treasury	Retained	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Liability	Translation	Total

Balance at December 31, 2007	23,105,708	$236	$302,075	$(7,801)	$301,641	$(30,372)	$10,005	$575,784
Net income	—	—	—	—	40,850	—	—	40,850
Foreign currency translation	—	—	—	—	—	—	(2,099)	(2,099)
Benefit plan amortization	—	—	—	—	—	1,318	—	1,318

Comprehensive income								40,069
Shares issued for directors’ compensation	11,912	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,250	1	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	2,718	—	—	—	—	2,718
Treasury stock purchased at cost	(178,836)	—	—	(9,090)	—	—	—	(9,090)
Exercise of employee options	9,468	—	110	—	—	—	—	110
Tax benefits from stock-based compensation activity	—	—	259	—	—	—	—	259

Balance at June 30, 2008	22,997,502	$237	$305,162	$(16,891)	$342,491	$(29,054)	$7,906	$609,851

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2008, and the activity during the six months then ended, are presented below:

Stock Options	Shares

Outstanding at December 31, 2007	312,916
Granted	54,600
Forfeited	(634)
Expired	(166)
Exercised	(9,468)

Outstanding at June 30, 2008	357,248

Exercisable at June 30, 2008	226,036

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2008

Risk-free interest rate	2.81%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	41.00%

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2008, and the activity during the six months then ended, are presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2007	124,642
Granted	61,162
Vested	(26,635)

Nonvested at June 30, 2008	159,169

Performance Share Awards

On January 25, 2008, the Board of Directors implemented a new compensation philosophy by introducing performance share awards to executive officers and certain key managers. The purpose of the performance share awards is to more closely align the compensation of the Company’s executives with the interests of the Company’s shareholders. These performance share awards will earn shares of the Company’s Common Stock in amounts

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

ranging from 0% to 200% of the target number of shares based upon the total shareholder return of the Company compared to a designated peer group over a pre-determined performance period.

The fair value of the performance shares granted was calculated using a probabilistic model (such as the “Monte Carlo Model”) which incorporates the market-based performance conditions within the grant. The weighted-average grant-date fair value of performance shares awarded was $64.06. The initial valuation remains fixed throughout the life of the grant regardless of the actual performance outcome.

A summary of the Company’s performance share activity during the six months ended June 30, 2008 is presented below:

	Shares	Maximum Shares
Performance Share Awards	Granted	Eligible to Receive

Oustanding at December 31, 2007	—	—
Granted	28,500	57,000

Outstanding at June 30, 2008	28,500	57,000

Note 4—	INCOME TAXES:

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

For the six months ended June 30, 2008, the estimated annual effective tax rate applied to ordinary income was 37.2% compared to a rate of 35.7% for the six months ended June 30, 2007. These rates differ from the federal statutory rate of 35% principally as a result of state and foreign income taxes reduced by the benefit of the federal manufacturing deduction. The rate for the second quarter of 2008 is higher than the comparable rate in 2007 primarily due to the mix of expected domestic and foreign results leading to relatively higher state and foreign tax effects.

The Company recognized a provision for income taxes, inclusive of discrete items, of $11,510, or 38.2% of pretax income, and $11,699, or 35.8% of pretax income for federal, state, and foreign income taxes for the three months ended June 30, 2008 and 2007, respectively. Discrete items recognized during the three months ended June 30, 2008 and June 30, 2007 were not material.

The Company recognized a provision for income taxes, inclusive of discrete items, of $23,347, or 36.4% of pretax income, and $22,807, or 34.6% of pretax income for federal, state, and foreign income taxes for the six months ended June 30, 2008 and 2007, respectively. Discrete items totaling $535 reduced the provision for income taxes for the six months ended June 30, 2008 and were comprised primarily of adjustments to the prior year state income tax provision. Discrete items totaling $695 reduced the provision for income taxes for the six months ended June 30, 2007 and related principally to prior year foreign tax credit benefits.

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

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income	$18,613	$20,950	$40,850	$43,023
Denominator:
Basic weighted-average shares outstanding	22,835,487	22,924,717	22,899,615	22,895,028
Effect of diluted securities	212,554	252,924	251,746	264,927

Diluted weighted-average shares outstanding	23,048,041	23,177,641	23,151,361	23,159,955

Earnings per share:
Basic	$0.82	$0.91	$1.78	$1.88
Diluted	$0.81	$0.90	$1.76	$1.86

For the three and six months ended June 30, 2008, options to purchase 187,040 and 118,129 shares of Common Stock, at an average price of $58.86 and $66.54, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three and six months ended June 30, 2007, options to purchase 62,325 and 52,100 shares of Common Stock, at an average price of $77.90 and $77.75, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 6—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 55% and 57% of the Company’s inventories at June 30, 2008 and December 31, 2007, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	June 30,	December 31,
	2008	2007

Raw materials and supplies	$125,761	$114,967
Work-in-process and finished goods	269,457	267,462
LIFO reserve	(77,984)	(85,870)

Total inventories	$317,234	$296,559

As of June 30, 2008 and December 31, 2007, the current cost of inventories exceeded their carrying value by $77,984 and $85,870, respectively. The Company’s FIFO inventory value is used to approximate current costs.

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

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2007 and June 30, 2008 was as follows:

	December 31,	Translation	June 30,
	2007	Adjustment	2008

Titanium Group	$2,548	$—	$2,548
Fabrication & Distribution Group	48,221	(421)	47,800

Total goodwill	$50,769	$(421)	$50,348

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

The carrying amount of intangible assets attributable to each segment at December 31, 2007 and June 30, 2008 was as follows:

	December 31,		Translation	June 30,
	2007	Amortization	Adjustment	2008

Titanium Group	$—	$—	$—	$—
Fabrication & Distribution Group	17,476	(513)	(514)	16,449

Total intangible assets	$17,476	$(513)	$(514)	$16,449

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $39,341 as of June 30, 2008 and $21,573 as of December 31, 2007. These amounts primarily represent payments, received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—	OTHER INCOME (EXPENSE):

Other income (expense) for the three months ended June 30, 2008 and 2007 was $(975) and $(364), respectively. Other income (expense) for the six months ended June 30, 2008 and 2007 was $(680) and $(905), respectively. Other income (expense) consists primarily of foreign exchange gains and losses from international operations.

Note 10—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three and six months ended June 30, 2008 and 2007 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$485	$503	$970	$1,006	$129	$121	$258	$242
Interest cost	1,783	1,728	3,566	3,456	505	508	1,010	1,015
Expected return on plan assets	(2,218)	(2,019)	(4,436)	(4,038)	—	—	—	—
Amortization of prior service cost	206	173	412	347	304	303	607	607
Amortization of unrealized gains and losses	537	557	1,074	1,113	—	—	—	—

Net periodic benefit cost	$793	$942	$1,586	$1,884	$938	$932	$1,875	$1,864

While the Company is not required to make any contributions to its qualified defined benefit pension plans in 2008, it may elect to make contributions if the Company determines it to be appropriate.

Note 11—	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant impact on our Consolidated Financial Statements. Given the critical nature of many of the aerospace end uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines and structural supports in high performance military aircraft, the Company maintains aircraft products liability insurance of $350 million, which includes grounding liability.

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

Given the status of the proceedings at certain of these sites, which include the Ashtabula River, the former Ashtabula Extrusion Plant, and the Reserve Environmental Services Landfill, along with the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $2,178 to $3,750 in the aggregate. At June 30, 2008 and December 31, 2007, the amounts accrued for future environmental-related costs were $2,911 and $2,874, respectively. Of the total amount accrued at June 30, 2008, $1,236 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $1,675 is recorded in other noncurrent liabilities.

The Company has included $433 and $418 in its other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

The following table summarizes the changes in the assets and liabilities for the six months ended June 30, 2008:

	Environmental	Environmental
	Assets	Liabilities

Balance at December 31, 2007	$863	$(2,874)
Environmental-related income (expense)	2	(399)
Cash paid (received)	(14)	362

Balance at June 30, 2008	$851	$(2,911)

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Duty Drawback Investigation

The Company maintained a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent performed the recapture process by matching the Company’s duty paid with the export shipments through filings with the U.S. Customs and Border Protection (“U.S. Customs”).

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

Concurrent with the U.S. Customs investigation, the Company is currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, the Company is attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, the Company recorded charges totaling $7.2 million to Cost of Sales during 2007. The Company booked an additional charge totaling $0.2 million during the second quarter of 2008 related to additional claim amendments. These charges were determined in accordance with SFAS No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of this amount, $6.7 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. The Company has repaid $1.1 million to U.S. Customs for invalid claims through June 30, 2008. As a result of these payments, the Company’s liability totaled $5.6 million as of June 30, 2008. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed during the three and six months ended June 30, 2008 totaled $1.0 million and $1.3 million, respectively. As a result of the open investigation discussed above, we have not recognized any credits to Cost of Sales upon the filing of these new claims. We intend to record these credits on a “cash basis,” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

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

Note 12—	LONG-TERM DEBT:

Long-term debt consisted of:

	June 30, 2008	December 31, 2007

RTI Claro credit agreement	$14,838	$15,862
Interest-free loan agreement	3,634	1,734

Total debt	$18,472	$17,596
Less: Current portion	(1,299)	(1,090)

Long-term debt	$17,173	$16,506

Note 13—	SEGMENT REPORTING:

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

The F&D Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded, and rolled shapes for commercial and military aerospace and nonaerospace applications. This segment also provides warehousing, distribution, finishing, cut-to-size, and just-in-time delivery services of titanium, steel, and other metal products.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales:
Titanium Group	$52,374	$62,690	$107,501	$115,858
Intersegment sales	43,579	44,001	90,668	94,000

Total Titanium Group net sales	95,953	106,691	198,169	209,858

Fabrication & Distribution Group	107,455	91,356	202,976	183,745
Intersegment sales	1,700	1,573	3,605	3,785

Total Fabrication & Distribution Group net sales	109,155	92,929	206,581	187,530

Eliminations	45,279	45,574	94,273	97,785

Total consolidated net sales	$159,829	$154,046	$310,477	$299,603

Operating income:
Titanium Group before corporate allocations	$21,330	$24,161	$52,687	$48,874
Corporate allocations	(2,897)	(2,502)	(5,902)	(5,917)

Total Titanium Group operating income	18,433	21,659	46,785	42,957

Fabrication & Distribution Group before corporate allocations	16,804	13,875	26,125	30,348
Corporate allocations	(4,343)	(3,620)	(8,790)	(8,505)

Total Fabrication & Distribution Group operating income	12,461	10,255	17,335	21,843

Total consolidated operating income	$30,894	$31,914	$64,120	$64,800

Income before income taxes:
Titanium Group	$18,632	$22,475	$47,535	$44,468
Fabrication & Distribution Group	11,491	10,174	16,662	21,362

Total consolidated income before income taxes	$30,123	$32,649	$64,197	$65,830

	June 30,	December 31,
	2008	2007

Total assets:
Titanium Group	$321,858	$281,238
Fabrication & Distribution Group	404,851	372,398
General corporate assets	80,917	101,648

Total consolidated assets	$807,626	$755,284

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 became effective as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. The provisions of SFAS 159 became effective as of January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s Consolidated Financial Statements as no fair value elections were made.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	the impact of Boeing 787 production delays,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	global economic activities and election year uncertainties,

•	outcome of pending U.S. Customs investigation,

•	the successful completion of our expansion projects,

•	the Company’s order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

Overview

RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”) is a leading U.S. producer and distributor of titanium mill products and fabricated metal parts for the global market.

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

During the second quarter of 2008, we announced our plan to reorganize our operating structure to enhance our strategy of supplying a fully integrated offering of titanium parts and sophisticated materials solutions to our customers. Effective July 1, 2008, we will reorganize the Company into three operating groups; the Distribution Group; the Fabrication Group; and the Titanium Group. The creation of three separate operating groups will enhance our product and solutions offerings, provide greater accountability for these individual operations and drive increased transparency, not only for our management but also for our shareholders. We will begin providing financial information with regard to these new operating groups during the third quarter of 2008.

Net income for the three months ended June 30, 2008 totaled $18.6 million, or $0.81 per diluted share, on sales of $159.8 million, compared with net income totaling $21.0 million or $0.90 per diluted share, on sales of $154.0 million for the three months ended June 30, 2007. For the three months ended June 30, 2008 and 2007, approximately 45% and 41%, respectively, of the Titanium Group’s sales were to the F&D Group. Net income for the six months ended June 30, 2008 totaled $40.9 million, or $1.76 per diluted share, on sales of $310.5 million, compared with net income of $43.0 million, or $1.86 per diluted share, on sales of $299.6 million for the six months ended June 30, 2007.

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$52.4	$62.7	$(10.3)	−16.4%
Fabrication & Distribution Group	107.4	91.3	16.1	17.6%

Total consolidated net sales	$159.8	$154.0	$5.8	3.8%

The decrease in the Titanium Group’s net sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to a 20% decrease in average realized selling prices of prime mill products to trade customers. This decrease was partially offset by an increase in trade shipments of 0.1 million pounds.

The increase in the F&D Group’s net sales of $16.1 million was primarily the result of an increase in demand related to our current commercial aerospace and defense contracts, offset by a softening in realized prices in specialty metal products at our distribution facilities. We also completed significant orders for our energy market customers during the second quarter of 2008 that increased net sales $6.8 million compared to the prior year. Net sales at the F&D Group’s North American and European operations increased by $13.9 million and $2.2 million, respectively.

Gross Profit.  Gross profit for our reportable segments, for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$24.0	$26.1	$(2.1)	−8.0%
Fabrication & Distribution Group	25.2	21.2	4.0	18.9%

Total consolidated gross profit	$49.2	$47.3	$1.9	4.0%

Excluding the $3.4 million charge in the three months ended June 30, 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased by $5.5 million. The decrease in gross profit was primarily due to an unfavorable product mix and lower average realized selling prices during the current period. These decreases were partially offset by favorable profit impacts associated with the sale of Titanium Group-sourced inventory through our F&D Group businesses, as well as favorable ferro-alloys margins compared to the prior year.

The increase in gross profit for the F&D Group of $4.0 million was largely due to increased sales at both our domestic and international operations. The gross profit percentage for the F&D Group was 23.5% for the current period compared to 23.2% in the prior year.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the three months ended June 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$5.0	$4.1	$0.9	22.0%
Fabrication & Distribution Group	12.8	10.9	1.9	17.4%

Total consolidated SG&A expenses	$17.8	$15.0	$2.8	18.7%

Total SG&A increased $2.8 million for the three months ended June 30, 2008 compared to June 30, 2007. This increase was largely the result of increased compensation-related expenses reflecting additional personnel and increased professional and consulting costs to support business growth opportunities.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.5 and $0.4 million for the three month periods ended June 30, 2008 and June 30, 2007, respectively. This spending reflects our continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments, for the three months ended June 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$18.4	$21.6	$(3.2)	−14.8%
Fabrication & Distribution Group	12.5	10.3	2.2	21.4%

Total operating income	$30.9	$31.9	$(1.0)	−3.1%

Excluding the $3.4 million charge in the three months ended June 30, 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $6.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease was primarily attributable to lower gross profit due to an unfavorable product mix and lower average realized selling prices coupled with higher raw material costs and higher SG&A costs in the current year, somewhat offset by favorable profit impacts associated with the sale of Titanium Group-sourced inventory through our F&D Group businesses.

The increase in operating income for the F&D Group of $2.2 million reflects a gross profit improvement of $4.0 million due to higher sales in the current period partially offset by increased SG&A expenses.

Other Expense.  Other expense for the three months ended June 30, 2008 and 2007 was $(1.0) million and $(0.4) million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest income for the three months ended June 30, 2008 and 2007 was $0.5 million and $1.3 million, respectively. The decrease was principally related to lower overall levels of cash and short-term investments compared to the prior year coupled with lower returns on invested cash due to a more conservative investment philosophy in light of the continuing credit market uncertainties. Interest expense was $0.3 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively.

Provision for Income Taxes.  We recognized income tax expense of $11.5 million, or 38.2% of pretax income, and $11.7 million, or 35.8% of pretax income for federal, state, and foreign income taxes for the three months ended June 30, 2008 and 2007, respectively. Tax expense, as a percentage of pretax income, increased year over year as a result of increased state and foreign income tax effects. Discrete items recognized during the three months ended June 30, 2008 and 2007 were not material.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$107.5	$115.9	$(8.4)	−7.2%
Fabrication & Distribution Group	203.0	183.7	19.3	10.5%

Total consolidated net sales	$310.5	$299.6	$10.9	3.6%

The decrease in the Titanium Group’s net sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a 16% decrease in average realized selling prices to trade customers due to an unfavorable product mix and lower pricing on our long-term supply agreements, partially offset by an increase in trade shipments of 0.4 million pounds.

The increase in the F&D Group’s net sales of $19.3 million was primarily the result of an increase in demand related to our current commercial aerospace and defense contracts, offset by a softening in realized prices in specialty metal products at our distribution facilities. We also completed significant orders for our energy market customers during the second quarter of 2008 that resulted in increased net sales of $6.8 million during the second quarter of 2008, partially offset by fewer deliveries during the first quarter of 2008. Net sales at the F&D Group’s North American and European operations increased by $12.2 million and $7.1 million, respectively.

Gross Profit.  Gross profit for our reportable segments, for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$57.6	$52.8	$4.8	9.1%
Fabrication & Distribution Group	43.7	46.1	(2.4)	−5.2%

Total consolidated gross profit	$101.3	$98.9	$2.4	2.4%

Excluding the $3.4 million charge in 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group increased by $1.4 million. The increase in gross profit was primarily attributable to favorable profit impacts associated with the sale of Titanium Group-sourced inventory through our F&D Group businesses, as well as favorable ferro-alloys margins. These increases were substantially offset by lower average realized selling prices and an unfavorable product mix during the current year.

The decrease in gross profit for the F&D Group of $2.4 million was primarily due to ongoing startup costs, low utilization, and other inefficiencies related to the announced delays in the Boeing 787 program, as well as softening in realized prices for certain specialty metals products at our distribution facilities. As a result, gross profit percentage for the F&D Group decreased to 21.5% for the six months ended June 30, 2008 from 25.1% for the six months ended June 30, 2007.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the six months ended June 30, 2008 and 2007 are summarized in the following table:

	Six Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$9.8	$9.1	$0.7	7.7%
Fabrication & Distribution Group	26.3	24.1	2.2	9.1%

Total consolidated SG&A expenses	$36.1	$33.2	$2.9	8.7%

Total SG&A increased $2.9 million for the six months ended June 30, 2008 compared to June 30, 2007. This increase was largely the result of increased compensation-related expenses reflecting additional personnel as well as increased professional and consulting costs to support business growth opportunities. These increases were somewhat offset by a decrease in stock-based compensation and pension costs and further reductions in our audit-related expenses.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $1.0 million and $0.9 million for the six month periods ended June 30, 2008 and June 30, 2007, respectively. This spending reflects our continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments, for the six months ended June 30, 2008 and 2007 is summarized in the following table:

	Six Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$46.8	$43.0	$3.8	8.8%
Fabrication & Distribution Group	17.3	21.8	(4.5)	−20.6%

Total operating income	$64.1	$64.8	$(0.7)	−1.1%

Excluding the $3.4 million charge in 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group increased by $0.4 million. The increase was primarily due to favorable profit impacts associated with the sale of Titanium Group-sourced inventory through our F&D Group businesses, as well as favorable ferro-alloys margins, substantially offset by an unfavorable product mix compared to the prior year, lower average realized selling prices and higher SG&A costs.

Operating income for the F&D Group decreased $4.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was primarily due to ongoing startup costs, low utilization, and other inefficiencies related to the announced delays in the Boeing 787 program, as well as softening in realized prices for certain specialty metal products at our distribution facilities and the increased SG&A spending as described above.

Other Expense.  Other expense for the six months ended June 30, 2008 and 2007 was $(0.7) million and $(0.9) million, respectively. Other expense consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest income for the six months ended June 30, 2008 and 2007 was $1.4 million and $2.4 million, respectively. The decrease was principally related to lower overall levels of cash and short-term investments compared to the prior year coupled with lower returns on invested cash due to a more conservative investment philosophy in light of the continuing credit market uncertainties. Interest expense was $0.6 million and $0.5 for the six months ended June 30, 2008 and June 30, 2007.

Provision for Income Taxes.  We recognized income tax expense of $23.3 million, or 36.4% of pretax income, and $22.8 million, or 34.6% of pretax income for federal, state, and foreign income taxes for the six months ended June 30, 2008 and 2007, respectively. Tax expense, as a percentage of pretax income, increased year over year as a result of increased state and foreign income tax effects. Discrete items totaling $0.5 million reduced the provision for income taxes for the six months ended June 30, 2008 and were comprised primarily of adjustments to the prior year state income tax provision. Discrete items totaling $0.7 million reduced the provision for income taxes for the six months ended June 30, 2007 and principally related to prior year foreign tax credit benefits.

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

Cash provided by operating activities.  Cash provided by operating activities for the six months ended June 30, 2008 and 2007, was $33.5 million and $2.9 million, respectively. The increase was the result of increased advance payments received on the long-term projects and improvements in the levels of working capital.

Cash used by investing activities.  Cash used by investing activities for the six months ended June 30, 2008 and 2007, was $48.1 million and $19.9 million, respectively. The increase in cash used by investing activities is principally related to increased capital spending on our capital expansion projects outlined above. In addition, the six months ended June 30, 2007 included proceeds of $7.4 million from the sale of our investments in variable rate demand securities.

Cash provided by (used in) financing activities.  Cash provided by (used in) financing activities for the six months ended June 30, 2008 and 2007, was $(7.4) million and $5.0 million, respectively. The decrease in our cash provided by (used in) financing activities was primarily related to our repurchase of 176,976 shares of RTI Common Stock at an average price of $50.83, as well as reduced stock option activity.

Duty Drawback Investigation

We maintained a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by ourselves or our customers. The agent performed the recapture process by matching our duty paid with the export shipments through filings with the U.S. Customs and Border Protection (“U.S. Customs”).

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

Concurrent with the U.S. Customs investigation, we are currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, we are attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, we have recorded charges totaling $7.2 million to Cost of Sales during 2007. We booked an additional charge totaling $0.2 million during the second quarter of 2008 related to additional claim amendments. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent our current best estimate of probable loss. Of this amount, $6.7 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. We have repaid $1.1 million to U.S. Customs for invalid claims through June 30, 2008. As a result of these payments, our liability totaled $5.6 million as of June 30, 2008. While the ultimate outcome of the

U.S. Customs investigation and our own internal review is not yet known, we believe there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed during the three and six months ended June 30, 2008 totaled $1.0 and $1.3 million, respectively. As a result of the open investigation discussed above, we have not recognized any credits to Cost of Sales upon the filing of these new claims. We intend to record these credits on a “cash basis,” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Backlog

Our order backlog for all markets was approximately $490 million as of June 30, 2008, as compared to $545 million at December 31, 2007. Of the backlog at June 30, 2008, approximately $259 million is likely to be realized over the remainder of 2008. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements signed in 2007, that are not included in backlog until a specific release into production or a firm delivery date has been established.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. The provisions of SFAS 159 became effective as of January 1, 2008. The adoption of SFAS 159 did not have a material effect on our Consolidated Financial Statements as no fair value elections were made.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. We do not expect the adoption of SFAS 162 to have a material effect on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures About Market Risk on our Form 10-K filed with the SEC on February 28, 2008.

Item 4.	Controls and Procedures.

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors set forth in Part I, Item 1A, in the Form 10-K since the Company filed its Annual Report on Form 10-K, on February 28, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

				Maximum Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be Purchased
	Total Number		Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans or	Programs (in
	Purchased(1)	Paid Per Share	Programs(2)	thousands)(3)

April 2008	—	$—	—	$2,973
May 2008	—	$—	—	$2,973
June 2008	99	$36.40	—	$2,973

Total	99	$36.40	—

(1)	Shares were repurchased under (i) the Company’s share repurchase program approved by the Board of Directors on April 30, 1999, and (ii) a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The share repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. There is no expiration date specified for the share repurchase program.
(2)	Includes only shares reacquired under the Company’s $15 million share repurchase program.
(3)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999, and authorizes the repurchase of up to $15 million of RTI Common Stock. The Company made no such stock repurchases during the three months ended June 30, 2008 and June 30, 2007. At June 30, 2008, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 stock plan. During the three months ended June 30, 2008, 99 shares of Common Stock were surrendered to satisfy such tax liabilities. There were no shares surrendered during the three months ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on April 25, 2008. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company’s proxy statement for such meeting.

•	All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

Nominee	For	Withheld

Craig R. Andersson	19,023,072	226,457
Daniel I. Booker	19,023,710	225,819
Donald P. Fusilli, Jr.	19,156,134	93,395
Ronald L. Gallatin	19,023,110	226,419
Charles C. Gedeon	19,023,172	226,357
Robert M. Hernandez	19,024,271	225,258
Dawne S. Hickton	19,025,067	224,462
Edith E. Holiday	19,076,808	172,721
Michael C. Wellham	19,025,035	224,494
James A. Williams	19,157,484	92,045

•	The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008 was ratified.

	For	Against	Abstain

Ratification of independent registered public accounting firm	19,021,755	218,443	9,335

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: August 1, 2008

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Form of indemnification agreement, filed herewith.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.