Form 10-Q
period 2008-09-30
RTI INTERNATIONAL METALS INC
filed 2008-11-05
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of October 24, 2008 was 22,997,636.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us,” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$150,615	$163,412	$461,092	$463,015
Cost and expenses:
Cost of sales	113,492	109,716	322,708	310,448
Selling, general, and administrative expenses	18,723	16,343	54,829	49,562
Research, technical, and product development expenses	555	403	1,590	1,255

Operating income	17,845	36,950	81,965	101,750
Other income (expense)	551	(1,035)	(129)	(1,940)
Interest income	799	1,179	2,172	3,626
Interest expense	(979)	(386)	(1,595)	(898)

Income before income taxes	18,216	36,708	82,413	102,538
Provision for income taxes	6,964	12,016	30,311	34,823

Net income	$11,252	$24,692	$52,102	$67,715

Earnings per share:
Basic	$0.49	$1.08	$2.28	$2.96

Diluted	$0.49	$1.06	$2.26	$2.92

Weighted-average shares outstanding:
Basic	22,838,900	22,953,981	22,881,457	22,913,824

Diluted	22,915,541	23,198,387	23,007,236	23,167,023

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$290,031	$107,505
Receivables, less allowance for doubtful accounts of $471 and $613	99,090	102,073
Inventories, net	304,176	296,559
Deferred income taxes	20,160	12,969
Other current assets	7,291	2,951

Total current assets	720,748	522,057
Property, plant, and equipment, net	236,212	157,355
Goodwill	49,910	50,769
Other intangible assets, net	15,680	17,476
Deferred income taxes	14,074	6,059
Other noncurrent assets	2,402	1,568

Total assets	$1,039,026	$755,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,727	$46,666
Accrued wages and other employee costs	18,439	22,028
Billings in excess of costs and estimated earnings	36,429	21,573
Current portion of long-term debt	1,433	1,090
Current liability for post-retirement benefits	2,660	2,660
Current liability for pension benefits	—	5,962
Other accrued liabilities	18,911	16,171

Total current liabilities	134,599	116,150
Long-term debt	241,267	16,506
Noncurrent liability for post-retirement benefits	31,837	31,019
Noncurrent liability for pension benefits	3,796	8,526
Deferred income taxes	69	69
Other noncurrent liabilities	6,514	7,230

Total liabilities	418,082	179,500

Commitments and Contingencies (See Note 11)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,681,510 and 23,610,746 shares issued; 22,997,636 and 23,105,708 shares outstanding	237	236
Additional paid-in capital	306,386	302,075
Treasury stock, at cost; 683,874 and 505,038 shares	(16,891)	(7,801)
Accumulated other comprehensive loss	(22,531)	(20,367)
Retained earnings	353,743	301,641

Total shareholders’ equity	620,944	575,784

Total liabilities and shareholders’ equity	$1,039,026	$755,284

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$52,102	$67,715
Adjustment for non-cash items included in net income:
Depreciation and amortization	14,891	11,130
Deferred income taxes	(15,614)	(21,270)
Stock-based compensation	3,942	5,804
Excess tax benefits from stock-based compensation activity	(239)	(3,964)
Other	(144)	(826)
Changes in assets and liabilities:
Receivables	899	(4,505)
Inventories	(7,935)	(45,859)
Accounts payable	2,286	14,311
Income taxes payable	494	(1,124)
Billings in excess of costs and estimated earnings	16,088	(10,157)
Other current assets and liabilities	(9,444)	8,097
Other assets and liabilities	(4,171)	(5,677)

Cash provided by operating activities	53,155	13,675

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	—	523
Purchase of investments	—	(1,408)
Proceeds from sale of investments	—	86,442
Capital expenditures	(88,815)	(45,176)

Cash provided by (used in) investing activities	(88,815)	40,381

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	112	1,533
Excess tax benefits from stock-based compensation activity	239	3,964
Financing fees	(1,313)	(845)
Borrowings on long-term debt	227,011	1,577
Repayments on long-term debt	(815)	(266)
Proceeds from government grants	2,842	—
Purchase of common stock held in treasury	(9,090)	(2,516)

Cash provided by financing activities	218,986	3,447

Effect of exchange rate changes on cash and cash equivalents	(800)	(1,194)

Increase in cash and cash equivalents	182,526	56,309
Cash and cash equivalents at beginning of period	107,505	40,026

Cash and cash equivalents at end of period	$290,031	$96,335

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity
 (Unaudited)

(In thousands, except share amounts)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional				Foreign
	Shares		Paid-In	Treasury	Retained	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Liability	Translation	Total

Balance at December 31, 2007	23,105,708	$236	$302,075	$(7,801)	$301,641	$(30,372)	$10,005	$575,784
Net income	—	—	—	—	52,102	—	—	52,102
Foreign currency translation	—	—	—	—	—	—	(4,142)	(4,142)
Benefit plan amortization	—	—	—	—	—	1,978	—	1,978

Comprehensive income								49,938
Shares issued for directors’ compensation	11,912	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,250	1	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	3,942	—	—	—	—	3,942
Treasury stock purchased at cost	(178,836)	—	—	(9,090)	—	—	—	(9,090)
Exercise of employee options	9,602	—	112	—	—	—	—	112
Tax benefits from stock-based compensation activity	—	—	257	—	—	—	—	257

Balance at September 30, 2008	22,997,636	$237	$306,386	$(16,891)	$353,743	$(28,394)	$5,863	$620,944

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

The Company conducts business in three segments:  the Titanium Group, the Fabrication Group and the Distribution Group.

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

The Fabrication Group is comprised of companies that fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2008, and the activity during the nine months then ended, are presented below:

Stock Options	Shares

Outstanding at December 31, 2007	312,916
Granted	54,600
Forfeited	(634)
Expired	(166)
Exercised	(9,602)

Outstanding at September 30, 2008	357,114

Exercisable at September 30, 2008	229,236

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2008

Risk-free interest rate	2.81%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	41.00%

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2008, and the activity during the nine months then ended, are presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2007	124,642
Granted	61,162
Vested	(27,635)

Nonvested at September 30, 2008	158,169

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of the performance shares granted was calculated using a probabilistic model (such as the Monte Carlo Model) which incorporates the market-based performance conditions within the grant. The weighted-average grant-date fair value of performance shares awarded was $64.06. The initial valuation remains fixed throughout the life of the grant regardless of the actual performance outcome.

A summary of the Company’s performance share activity during the nine months ended September 30, 2008 is presented below:

	Shares	Maximum Shares
Performance Share Awards	Granted	Eligible to Receive

Oustanding at December 31, 2007	—	—
Granted	28,500	57,000

Outstanding at September 30, 2008	28,500	57,000

Note 4—	INCOME TAXES:

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

For the nine months ended September 30, 2008, the estimated annual effective tax rate applied to ordinary income was 37.3% compared to a rate of 36.4% for the nine months ended September 30, 2007. These rates differ from the federal statutory rate of 35% principally as a result of state and foreign income taxes reduced by the benefit of the federal manufacturing deduction. The rate for the nine months ended September 30, 2008 is higher than the comparable rate in 2007 primarily due to the mix of expected domestic and foreign results leading to relatively higher foreign tax effects.

The Company recognized a provision for income taxes, inclusive of discrete items, of $6,964, or 38.2% of pretax income, and $12,016, or 32.7% of pretax income for federal, state, and foreign income taxes for the three months ended September 30, 2008 and 2007, respectively. Discrete items recognized during the three months ended September 30, 2008 were not material. Discrete items reducing the provision for income taxes for the three months ended September 30, 2007 by $1,806 were comprised primarily of normal adjustments made upon filing the 2006 tax return and favorable adjustments to prior years’ taxes based upon additional information that became available during the quarter.

The Company recognized a provision for income taxes, inclusive of discrete items, of $30,311, or 36.8% of pretax income, and $34,823, or 34.0% of pretax income for federal, state, and foreign income taxes for the nine months ended September 30, 2008 and 2007, respectively. Discrete items recognized during the nine months ended September 30, 2008 were not material. Discrete items reducing the provision for income taxes for the nine months ended September 30, 2007 by $2,501 were comprised primarily of normal adjustments made upon filing the 2006 tax return and favorable adjustments to prior years’ taxes based upon additional information that became available during the period.

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

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income	$11,252	$24,692	$52,102	$67,715
Denominator:
Basic weighted-average shares outstanding	22,838,900	22,953,981	22,881,457	22,913,824
Effect of diluted securities	76,641	244,406	125,779	253,199

Diluted weighted-average shares outstanding	22,915,541	23,198,387	23,007,236	23,167,023

Earnings per share:
Basic	$0.49	$1.08	$2.28	$2.96
Diluted	$0.49	$1.06	$2.26	$2.92

For the three and nine months ended September 30, 2008, options to purchase 197,040 and 181,740 shares of Common Stock, at an average price of $57.65 and $59.10, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three and nine months ended September 30, 2007, options to purchase 62,050 and 55,070 shares of Common Stock, at an average price of $77.91 and $77.80, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 6—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 56% and 57% of the Company’s inventories at September 30, 2008 and December 31, 2007, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	September 30,	December 31,
	2008	2007

Raw materials and supplies	$123,980	$114,967
Work-in-process and finished goods	258,540	267,462
LIFO reserve	(78,344)	(85,870)

Total inventories	$304,176	$296,559

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

As of September 30, 2008 and December 31, 2007, the current cost of inventories exceeded their carrying value by $78,344 and $85,870, respectively. The Company’s FIFO inventory value is used to approximate current costs.

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

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2007 and September 30, 2008 was as follows:

	December 31,	Translation	September 30,
	2007	Adjustment	2008

Titanium Group	$2,548	$—	$2,548
Fabrication Group	38,388	(859)	37,529
Distribution Group	9,833	—	9,833

Total goodwill	$50,769	$—	$49,910

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

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2007 and September 30, 2008. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2007 and September 30, 2008 was as follows:

	December 31,		Translation	September 30,
	2007	Amortization	Adjustment	2008

Fabrication Group	$17,476	$(762)	$(1,034)	$15,680

Note 8—	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $36,429 as of September 30, 2008 and $21,573 as of December 31, 2007. These amounts primarily represent payments, received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—	OTHER INCOME (EXPENSE):

Other income (expense) for the three months ended September 30, 2008 and 2007 was $551 and $(1,035), respectively. Other income (expense) for the nine months ended September 30, 2008 and 2007 was $(129) and $(1,940), respectively. Other income (expense) consists primarily of foreign exchange gains and losses from international operations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three and nine months ended September 30, 2008 and 2007 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$485	$503	$1,455	$1,509	$129	$121	$387	$363
Interest cost	1,783	1,728	5,349	5,184	505	508	1,515	1,523
Expected return on plan assets	(2,218)	(2,019)	(6,654)	(6,057)	—	—	—	—
Amortization of prior service cost	206	173	618	520	303	303	910	910
Amortization of unrealized gains and losses	537	557	1,611	1,670	—	—	—	—

Net periodic benefit cost	$793	$942	$2,379	$2,826	$937	$932	$2,812	$2,796

During the three months ended September 30, 2008 and September 30, 2007, the Company made cash contributions totaling $4.9 million and $10.0 million, respectively, to its Company-sponsored pension plans. The Company does not expect to make any further contributions throughout the remainder of 2008; however, the Company is currently assessing the impact that the recent market performance may have on its plan assets, as a decrease in asset values could precipitate an increase in the Company’s future funding obligations.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Given the status of the proceedings at certain of our sites that have been subject to environmental investigation, including the Ashtabula River, the former Ashtabula Extrusion Plant, and the Reserve Environmental Services Landfill, along with the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.

Based on available information, RTI believes that its share of possible environmental-related costs is in a range from $1,689 to $3,161 in the aggregate. At September 30, 2008 and December 31, 2007, the amounts accrued for future environmental-related costs were $2,321 and $2,874, respectively. Of the total amount accrued at September 30, 2008, $2,016 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $305 is recorded in other noncurrent liabilities.

The Company has included $514 and $90 in its other current and noncurrent assets, respectively, for expected contributions from third parties. These third parties include prior owners of RTI property and prior customers of RTI that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company.

The following table summarizes the changes in the assets and liabilities for the nine months ended September 30, 2008:

	Environmental	Environmental
	Assets	Liabilities

Balance at December 31, 2007	$863	$(2,874)
Environmental-related income (expense)	85	(398)
Cash paid (received)	(344)	951

Balance at September 30, 2008	$604	$(2,321)

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

Concurrent with the U.S. Customs investigation, the Company is currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, the Company is attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, the Company recorded charges totaling $7.2 million to Cost of Sales during 2007. During the three and nine months ended September 30, 2008, the Company booked additional charges totaling $0.6 million and $0.8 million, respectively, related to additional claim amendments. These charges were determined in accordance with SFAS No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of these amounts, $7.3 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. The Company has repaid $1.1 million to U.S. Customs for invalid claims through September 30, 2008. As a result of these payments, the Company’s liability totaled $6.2 million as of September 30, 2008. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. No new claims were filed during the three months ended September 30, 2008. Claims filed during the nine months ended September 30, 2008 totaled $1.3 million. As a result of the open investigation discussed above, we have not recognized any credits to Cost of Sales upon the filing of these new claims. We intend to record these credits on a “cash basis,” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

NOTE 12—	LONG-TERM DEBT:

Long-term debt consisted of:

	September 30,	December 31,
	2008	2007

RTI term loan	$225,000	$—
RTI Claro credit agreement	14,059	15,862
Interest-free loan agreement — Canada	3,506	1,734
Other	135	—

Total debt	$242,700	$17,596
Less: Current portion	(1,433)	(1,090)

Long-term debt	$241,267	$16,506

On September 8, 2008, the Company entered into the first amendment of its existing credit agreement (the “Agreement”) dated September 27, 2007. The amended Agreement replaces the $240 million revolving credit facility with a term loan in the amount of $225 million and a revolving credit facility in the amount of $200 million. The principal on the term loan will be repaid in quarterly installments beginning in 2010 with 20% of the principal balance being repaid in both 2010 and 2011 and the remaining 60% being repaid in 2012.

Borrowings under the Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, the Company pays a facility fee in connection with the Agreement. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA. The Agreement contains covenants which, among other things, require the compliance with certain financial ratios, including a leverage ratio and an interest coverage ratio. The Company may prepay the borrowings under the Agreement in whole or in part, at any time, without a prepayment penalty. As of September 30, 2008, the Company had no borrowings outstanding under the $200 million revolving credit facility and had fully borrowed against the $225 million term loan.

The existing credit agreements between the Company’s wholly-owned, Canadian subsidiary, RTI Claro, and National City Bank’s Canada Branch and Investissement Quebec remain in place; however, the credit agreement between RTI Claro and National City Bank’s Canada Branch was amended to permit the amendments to the Agreement.

NOTE 13—	SEGMENT REPORTING:

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in an enterprise’s financial statements. Under SFAS 131, operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is a function of a team consisting of the Chief Executive Officer and the Chief Operating Officer.

Effective July 1, 2008, the Company introduced a new operating and financial reporting structure. Under the new structure, RTI separated its fabrication and distribution businesses into two segments in order to better position

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

the Company to produce and offer customers a full range of value-added mill products, provide greater accountability for these individual operations, and drive increased transparency. As such, the Company now has three reportable segments: the Titanium Group, the Fabrication Group and the Distribution Group.

The Titanium Group manufactures and sells a wide range of titanium mill products to a customer base consisting primarily of manufacturing and fabrication companies in the commercial aerospace and nonaerospace markets. Titanium mill products are sold primarily to customers such as metal fabricators and forge shops in addition to the Fabrication Group. Titanium mill products are usually raw or starting material for these customers, who then form, fabricate, or further process mill products into finished or semi-finished components or parts.

The Fabrication Group is engaged primarily in the fabrication of titanium, specialty metals and steel products, including pipe and engineered tubular products, for use in the oil and gas and geo-thermal energy industries; hot and superplastically formed parts; and cut, forged, extruded, and rolled shapes for commercial and military aerospace and nonaerospace applications.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes.

Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been adjusted to conform to the current year reportable segment presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales:
Titanium Group	$49,367	$68,603	$156,868	$184,461
Intersegment sales	35,931	41,808	126,599	135,808

Total Titanium Group net sales	85,298	110,411	283,467	320,269
Fabrication Group	35,731	34,789	106,795	96,475
Intersegment sales	17,125	17,528	62,692	54,103

Total Fabrication Group net sales	52,856	52,317	169,487	150,578
Distribution Group	65,517	60,020	197,429	182,079
Intersegment sales	642	862	1,760	3,213

Total Distribution Group net sales	66,159	60,882	199,189	185,292
Eliminations	53,698	60,198	191,051	193,124

Total consolidated net sales	$150,615	$163,412	$461,092	$463,015

Operating income:
Titanium Group before corporate allocations	$16,138	$28,691	$68,825	$77,565
Corporate allocations	(4,210)	(2,799)	(10,112)	(8,716)

Total Titanium Group operating income	11,928	25,892	58,713	68,849
Fabrication Group before corporate allocations	3,695	3,457	10,913	11,698
Corporate allocations	(2,713)	(2,244)	(7,511)	(7,080)

Total Fabrication Group operating income	982	1,213	3,402	4,618
Distribution Group before corporate allocations	7,200	11,535	26,107	33,643
Corporate allocations	(2,265)	(1,690)	(6,257)	(5,360)

Total Distribution Group operating income	4,935	9,845	19,850	28,283

Total consolidated operating income	$17,845	$36,950	$81,965	$101,750

Income before income taxes:
Titanium Group	$12,819	$26,524	$60,354	$70,992
Fabrication Group	969	541	1,876	2,890
Distribution Group	4,428	9,643	20,183	28,656

Total consolidated income before income taxes	$18,216	$36,708	$82,413	$102,538

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	September 30,	December 31,
	2008	2007

Total assets:
Titanium Group	$352,391	$281,238
Fabrication Group	234,907	226,445
Distribution Group	169,142	145,953
General corporate assets	282,586	101,648

Total consolidated assets	$1,039,026	$755,284

NOTE 14—	FAIR VALUE MEASUREMENTS:

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 became effective as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities, for which fair value accounting is not prescribed by another standard, at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. The provisions of SFAS 159 became effective as of January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s Consolidated Financial Statements as no fair value elections were made.

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

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending,

•	the effect of the slowdown in U.S and global economic activity and policy changes following the U.S. Presidential election,

•	the success of new market development,

•	long-term supply agreements,

•	the impact of Boeing 787 production delays,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	outcome of pending U.S. Customs investigation,

•	the successful completion of our expansion projects,

•	the Company’s order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

Overview

RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”) is a leading U.S. producer and supplier of titanium mill products and fabricated titanium and specialty metal parts for the global market.

Effective July 1, 2008, we introduced a new operating and financial reporting structure. Under the new structure, we separated our fabrication and distribution businesses into two segments in order to better position the Company to produce and offer customers a full range of value-added mill products, provide greater accountability for these individual operations, and drive increased transparency. As such, we now conduct our operations in three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

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

The Fabrication Group is comprised of companies with significant hard-metal expertise that fabricate, machine, and assemble, titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; and Laval, Quebec; and a representative office in China; the Fabrication Group concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products. With operations in Garden Grove, California; Windsor, Connecticut; Houston, Texas; Indianapolis, Indiana; Sullivan, Missouri; Staffordshire, England; and Rosny-Sur-Seine, France; the Distribution Group services a variety of commercial aerospace, defense, and industrial and consumer customers.

Net income for the three months ended September 30, 2008 totaled $11.3 million, or $0.49 per diluted share, on sales of $150.6 million, compared with net income totaling $24.7 million or $1.06 per diluted share, on sales of $163.4 million for the three months ended September 30, 2007. Net income for the nine months ended September 30, 2008 totaled $52.1 million, or $2.26 per diluted share, on sales of $461.1 million, compared with net income of $67.7 million, or $2.92 per diluted share, on sales of $463.0 million for the nine months ended September 30, 2007.

A summary of the Titanium Group’s sales to the Fabrication and Distribution Groups, as a percentage of total Titanium Group Sales, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fabrication Group	17%	19%	20%	21%
Distribution Group	25%	19%	25%	21%

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$49.4	$68.6	$(19.2)	− 28.0%
Fabrication Group	35.7	34.8	0.9	2.6%
Distribution Group	65.5	60.0	5.5	9.2%

Total consolidated net sales	$150.6	$163.4	$(12.8)	− 7.8%

The decrease in the Titanium Group’s net sales for the three months ended September 30, 2008 compared to September 30, 2007 was primarily due to a 24% decrease in the average realized selling prices of prime mill products. The lower average realized selling prices were the result of changes in the product mix between the periods as well as increased sales related to long-term supply agreements which generally carry lower overall sales prices. In addition, we made fewer spot sales during the current period and trade shipments decreased 0.2 million pounds during the three months ended September 30, 2008 compared to September 30, 2007.

The increase in the Fabrication Group’s net sales was primarily the result of the higher Boeing 787 shipments compared to the prior year, higher realized selling prices in certain commercial aerospace programs, and the completion of significant orders for our energy market customers. These increases were substantially offset by the temporary closure of two of our Fabrication Group facilities located in Houston due to Hurricane Ike which resulted in an unfavorable impact to net sales. At September 30, 2008, these facilities had returned to operating at pre-hurricane levels.

The increase in the Distribution Group’s net sales was the result of higher sales under our long-term supply agreement with Airbus supporting the Airbus family of commercial aircraft and a slight increase in commercial aerospace demand, mostly related to short-term inventory corrections assisted by decreased market prices on certain specialty metals. This increase was partially offset by decreased demand and lower pricing on military programs such as the C-17. Net sales for the Distribution Group were further impacted by the temporary closure of our Houston distribution facility due to Hurricane Ike. At September 30, 2008, our Houston distribution facility had returned to operating at pre-hurricane levels.

Gross Profit.  Gross profit for our reportable segments, for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$18.5	$30.6	$(12.1)	− 39.5%
Fabrication Group	7.3	7.4	(0.1)	− 1.4%
Distribution Group	11.3	15.7	(4.4)	− 28.0%

Total consolidated gross profit	$37.1	$53.7	$(16.6)	− 30.9%

Excluding the $3.7 million charge in the three months ended September 30, 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $15.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was principally attributable to higher raw material costs and under-absorption of production costs, lower trade shipments volume, a lower margin product mix, and lower average realized selling prices during the three months ended September 30, 2008. These decreases were partially offset by favorable profit impacts associated with the sale of Titanium Group-sourced inventory through our Fabrication Group and Distribution Group businesses as well as favorable ferro-alloys margins.

The decrease in gross profit for the Fabrication Group was largely the result of the temporary closure of two of our Fabrication Group facilities located in Houston due to Hurricane Ike. The unfavorable impacts from the temporary closures were largely offset by higher realized prices in certain commercial aerospace programs. As a result, the gross profit percentage for the Fabrication Group decreased to 20.4% for the current period compared to 21.3% in the prior year.

The decrease in gross profit for the Distribution Group was primarily attributable to the softening in realized prices for certain specialty metals and decreasing margins on certain military programs. The gross profit percentage for the Distribution Group decreased to 17.3% for the three months ended September 30, 2008 from 26.2% for the three months ended September 30, 2007.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments, for the three months ended September 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$6.1	$4.3	$1.8	41.9%
Fabrication Group	6.3	6.2	0.1	1.6%
Distribution Group	6.3	5.8	0.5	8.6%

Total consolidated SG&A expenses	$18.7	$16.3	$2.4	14.7%

Total SG&A increased $2.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was largely the result of increased compensation-related expenses reflecting additional personnel and increased professional and consulting fees. These personnel include engineering and technology professionals to support long-term strategic growth projects and initiatives, including our announced expansion projects in Hamilton, Mississippi and Martinsville, Virginia.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.6 and $0.4 million for the three month periods ended September 30, 2008 and September 30, 2007, respectively. This spending reflects our continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments, for the three months ended September 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$11.9	$25.9	$(14.0)	− 54.1%
Fabrication Group	1.0	1.2	(0.2)	− 16.7%
Distribution Group	4.9	9.9	(5.0)	− 50.5%

Total operating income	$17.8	$37.0	$(19.2)	− 51.9%

Excluding the $3.7 million charge in the three months ended September 30, 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $17.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease was primarily the result of lower gross profit due to higher raw material costs and under-absorption of production costs, lower trade shipments, a lower margin product mix, and lower average realized selling prices, coupled with higher SG&A costs due to increased compensation-related expenses.

The decrease in the Fabrication Group’s operating income was largely the result of lower gross profit due to the temporary closure of two of our Fabrication Group facilities in Houston due to Hurricane Ike, coupled with a slight increase in SG&A costs due to higher compensation-related expenses. The decrease was largely offset by higher realized prices in certain commercial aerospace programs.

The decrease in operating income for the Distribution Group was primarily attributable to continued softening in realized prices for certain specialty metals coupled with higher SG&A costs due to increased compensation-related expenses.

Other Income (Expense).  Other income (expense) for the three months ended September 30, 2008 and 2007 was $0.6 million and $(1.0) million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest expense for the three months ended September 30, 2008 and 2007, was $1.0 million and $0.4 million, respectively. The increase in interest expense was primarily attributable to our increase in long-term debt compared to the prior year as a result of borrowing on our $225 million term loan in September 2008 in anticipation of tightening credit markets to provide flexibility for our cash needs. Interest income for the three months ended September 30, 2008 and 2007 was $0.8 million and $1.2 million, respectively. The decrease in interest income was principally related to lower average levels of cash and short-term investments compared to the prior year, coupled with lower returns on invested cash due to a more conservative investment philosophy in light of the continuing credit market uncertainties. These decreases were partially offset by an increase in our cash balances due to the funding of our $225 million term loan during September 2008.

Provision for Income Taxes.  We recognized income tax expense of $7.0 million, or 38.2% of pretax income, and $12.0 million, or 32.7% of pretax income, for federal, state, and foreign income taxes for the three months ended September 30, 2008 and 2007, respectively. Tax expense, as a percentage of pretax income, increased year over year as a result of increased foreign income tax effects. Discrete items recognized during the three months ended September 30, 2008 were not material. Discrete items reducing the provision for income taxes the three months ended September 30, 2007 by $1.8 million were comprised primarily of normal adjustments made upon filing the 2006 tax return and favorable adjustments to prior years’ taxes based on additional information that became available during the period.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$156.9	$184.5	$(27.6)	− 15.0%
Fabrication Group	106.8	96.5	10.3	10.7%
Distribution Group	197.4	182.0	15.4	8.5%

Total consolidated net sales	$461.1	$463.0	$(1.9)	− 0.4%

The decrease in the Titanium Group’s net sales for the nine months ended September 30, 2008 compared to September 30, 2007 was primarily due to an 18% decrease in the average realized selling prices of prime mill products as well as a decrease in the overall level of spot sales. The lower average realized selling prices were the result of changes in the product mix between the periods as well as increased sales related to long-term supply agreements which generally carry lower overall sales prices. These decreases were partially offset by an increase in trade shipments of 0.2 million pounds during the nine months ended September 30, 2008 compared to September 30, 2007.

The increase in the Fabrication Group’s net sales was principally related to an increase in shipments on our current long-term contracts in the commercial aerospace and defense markets, including increases in Boeing 787-related shipments, as well as better pricing on certain of our commercial aerospace programs and the completion of significant projects for our energy market customers.

The increase in the Distribution Group’s net sales was primarily related to higher sales under our long-term supply agreement with Airbus supporting the Airbus family of commercial aircraft and higher demand from certain military programs. These increases were partially offset by a softening in realized prices for certain specialty metals products.

Gross Profit.  Gross profit for our reportable segments, for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$76.1	$83.4	$(7.3)	− 8.8%
Fabrication Group	23.8	23.1	0.7	3.0%
Distribution Group	38.5	46.1	(7.6)	− 16.5%

Total consolidated gross profit	$138.4	$152.6	$(14.2)	− 9.3%

Excluding the $7.1 million charge in the nine months ended September 30, 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $14.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was principally attributable to higher raw material costs and under-absorption of production costs, lower average realized selling prices and a lower margin product mix. These decreases were partially offset by a slight increase in trade shipments, favorable ferro-alloys margins and the favorable profit impacts associated with the sale of Titanium Group-sourced inventory through our Fabrication Group and Distribution Group businesses.

The increase in gross profit for the Fabrication Group was largely due to increased sales across the commercial aerospace, defense, and energy markets, somewhat offset by lower utilization and other inefficiencies in the current year related to delays in the ramp up of the Boeing 787 Program. The gross profit percentage decreased to 22.3% for the nine months ended September 30, 2008 from 23.9% for the same period in the prior year.

The decrease in gross profit for the Distribution Group was primarily due to the softening in realized prices for certain specialty metals and lower margins on certain military programs, coupled with the growth in lower margin shipments under our long-term supply agreements. As a result, gross profit percentage for the Distribution Group decreased to 19.5% for the nine months ended September 30, 2008 from 25.3% for the same period in the prior year.

Selling, General, and Administrative Expenses.  SG&A expenses for our reportable segments, for the nine months ended September 30, 2008 and 2007 are summarized in the following table:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$15.9	$13.4	$2.5	18.7%
Fabrication Group	20.4	18.4	2.0	10.9%
Distribution Group	18.5	17.8	0.7	3.9%

Total consolidated SG&A expenses	$54.8	$49.6	$5.2	10.5%

Total SG&A increased $5.2 million for the nine months ended September 30, 2008 compared to September 30, 2007. This increase was largely the result of increased compensation-related expenses, reflecting additional personnel and increased professional and consulting fees. These personnel include engineering and technology professionals to support long-term strategic growth projects and initiatives, including our announced expansion projects in Hamilton, Mississippi and Martinsville, Virginia. This increase was partially offset by decreases in stock-based compensation and pension costs and further reductions in our audit-related expenses.

Research, Technical, and Product Development Expenses.  R&D expenses were $1.6 million and $1.3 million for the nine month periods ended September 30, 2008 and September 30, 2007, respectively. This spending reflects our continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments, for the nine months ended September 30, 2008 and 2007 is summarized in the following table:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$58.7	$68.9	$(10.2)	− 14.8%
Fabrication Group	3.4	4.6	(1.2)	− 26.1%
Distribution Group	19.9	28.3	(8.4)	− 29.7%

Total operating income	$82.0	$101.8	$(19.8)	− 19.4%

Excluding the $7.1 million charge in the nine months ended September 30, 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $17.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease was primarily the result of higher raw material costs and under-absorption of production costs, lower gross profit due to the lower margin product mix and lower average realized selling prices, coupled with higher SG&A costs due to increased compensation-related expenses.

The decrease in operating income for the Fabrication Group was principally related to higher SG&A costs due to increases in compensation-related expenses and professional consulting costs in support of long-term business growth opportunities. This increase in SG&A costs was offset to some extent by increased gross margin in our Fabrication Group due to increased sales across the commercial aerospace, defense and energy markets.

The decrease in operating income for the Distribution Group was largely due to the continued softening in realized prices for certain specialty metals and lower margins on certain military programs, coupled with the growth in lower margin shipments under our long-term supply agreements and higher SG&A costs due to increased compensation-related expenses.

Other Expense.  Other expense for the nine months ended September 30, 2008 and 2007 was $(0.1) million and $(1.9) million, respectively. Other expense consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest expense was $1.6 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in interest expense was primarily attributable to our increase in long-term debt compared to the prior year. Interest income for the nine months ended September 30, 2008 and 2007 was $2.2 million and $3.6 million, respectively. The decrease in interest income was principally related to lower average levels of cash and short-term investments compared to the prior year, coupled with lower returns on invested cash due to a more conservative investment philosophy in light of the continuing credit market uncertainties. These decreases were partially offset by an increase in our cash balances due to borrowings on our $225 million term loan during September 2008.

Provision for Income Taxes.  We recognized income tax expense of $30.3 million, or 36.8% of pretax income, and $34.8 million, or 34.0% of pretax income, for federal, state, and foreign income taxes for the nine months ended September 30, 2008 and 2007, respectively. Tax expense, as a percentage of pretax income, increased year over year as a result of increased foreign income tax effects. Discrete items recognized during the nine months ended September 30, 2008 were not material. Discrete items reducing the provision for income taxes for the nine months ended September 30, 2007 by $2.5 million were comprised primarily of normal adjustments made upon filing the 2006 tax return and favorable adjustments to prior years’ taxes based upon additional information that became available during the period.

Liquidity and Capital Resources

In connection with our new long-term supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are undertaking several capital expansions. During 2007, we announced plans to construct a premium-grade titanium sponge facility in Hamilton, Mississippi, with anticipated capital spending of approximately $300 million. In addition, we announced plans to construct a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $100 million. In light of current economic uncertainties and the overall softening within the industry, we have delayed the construction of these facilities and now expect them to become operational during 2011. We anticipate the majority of the capital expenditures related to these facilities will occur in 2009 and 2010.

In connection with these capital expansion programs and the continuing uncertainties in the credit markets, we completed the first amendment of our $240 million credit agreement in September 2008. The amendment replaced our $240 million revolving credit facility with a $225 million term loan, on which we have fully borrowed, and a $200 million revolving credit facility. We expect that, in combination with our cash and cash equivalents and our cash flows from operations, the new agreement will provide us sufficient liquidity to meet our operating needs and complete our capital expansion projects.

Cash provided by operating activities.  Cash provided by operating activities for the nine months ended September 30, 2008 and 2007, was $53.2 million and $13.7 million, respectively. The increase was the result of increased advance payments received on long-term projects and improvements in the levels of working capital during the current year compared to the prior year.

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities for the nine months ended September 30, 2008 and 2007, was $(88.8) million and $40.4 million, respectively. The increase in cash used by investing activities is principally related to increased capital spending on our capital expansion projects outlined above. In addition, the nine months ended September 30, 2007 included the liquidation of our variable rate demand securities due to the continuing credit market uncertainties and reinvestment of these proceeds into highly liquid Money Market Funds that are classified as cash and cash equivalents.

Cash provided by financing activities.  Cash provided by financing activities for the nine months ended September 30, 2008 and 2007, was $219.0 million and $3.4 million, respectively. The increase in our cash provided by financing activities was primarily related to our borrowing under our $225 million term loan and the receipt of several government grants related to our capital expansion projects, partially offset by our repurchase of 176,976 shares of RTI Common Stock at an average price of $50.83, as well as reduced stock option activity.

Credit Agreements

On September 8, 2008, we entered into the first amendment of our existing credit agreement (the “Agreement”) dated September 27, 2007. The amended Agreement replaces the $240 million revolving credit facility with a term loan in the amount of $225 million and a revolving credit facility in the amount of $200 million. The principal on the term loan will be repaid in quarterly installments beginning in 2010 with 20% of the principal balance being repaid in both 2010 and 2011 and the remaining 60% being repaid in 2012.

Borrowings under the Agreement bear interest at our option at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, we pay a facility fee in connection with the Agreement. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA. The Agreement contains covenants which, among other things, require the compliance with certain financial ratios, including a leverage ratio and an interest coverage ratio. We may prepay the borrowings under the Agreement in whole or in part, at any time, without a prepayment penalty. At September 30, 2008, we had no borrowings outstanding under the $200 million revolving credit facility and had fully borrowed against the $225 million term loan.

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

Concurrent with the U.S. Customs investigation, we are currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. In those instances, we are attempting to provide additional or supplemental documentation to U.S. Customs to support claims previously filed. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, we have recorded charges totaling $7.2 million to Cost of

Sales during 2007. During the three and nine months ended September 30, 2008, we booked additional charges totaling $0.6 million and $0.8 million, respectively, related to additional claim amendments. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent our current best estimate of probable loss. Of these amounts, $7.3 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. We have repaid $1.1 million to U.S. Customs for invalid claims through September 30, 2008. As a result of these payments, our liability totaled $6.2 million as of September 30, 2008. While the ultimate outcome of the U.S. Customs investigation and our own internal review is not yet known, we believe there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of any amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. No new claims were filed during the three months ended September 30, 2008. Claims filed during the nine months ended September 30, 2008 totaled $1.3 million. As a result of the open investigation discussed above, we have not recognized any credits to Cost of Sales upon the filing of these new claims. We intend to record these credits on a “cash basis,” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Backlog

Our order backlog for all markets was approximately $457 million as of September 30, 2008, as compared to $545 million at December 31, 2007. Of the backlog at September 30, 2008, approximately $135 million is likely to be realized over the remainder of 2008. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements signed in 2007, that are not included in backlog until a specific release into production or a firm delivery date has been established.

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 became effective as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities, for which fair value accounting is not prescribed by another standard, at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized into net earnings at each subsequent reporting date. The provisions of SFAS 159 became effective as of January 1, 2008. The adoption of SFAS 159 did not have a material effect on our Consolidated Financial Statements as no fair value elections were made.

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

There have been no significant changes in our exposure to market risk from the information provided in Item 7A Quantitative Disclosures about Market Risk on our Form 10-K filed with the SEC on February 28, 2008, except as noted below.

We are exposed to market risk from changes in interest rates related to indebtedness. All of our borrowings accrue interest at variable rates with spreads to prime rates, LIBOR, or the Canadian Dollar Offered Rate (“CDOR”). At September 30, 2008, we had $242.7 million in outstanding long-term debt. Since the interest rate on the debt floats with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, thereby raising our interest expense in situations where the interest rate is not capped. A one percentage point increase in interest rates would result in increased annual financing costs of approximately $2.4 million. At September 30, 2008, the Company had not entered into interest rate swaps or other types of contracts in order to manage its interest rate market risk. We believe the carrying amount of such debt approximates the fair value.

Item 4.	Controls and Procedures.

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.

The information presented below updates, and should be read in conjunction with, the Company’s risk factors set forth in part I, Item 1A, in the Form 10-K filed on February 28, 2008. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

We are subject to risks associated with global economic and political uncertainties

Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict. The continuing credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant challenges if conditions in the financial market do not improve or continue to worsen. For example, an extension of the credit crisis to other industries could adversely impact overall demand for our products, which could have a negative effect on our revenues. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

In addition, we are subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in policy resulting from the upcoming U.S. Presidential election could have an adverse effect on the financial condition and the level of business activity of a certain segment of our market, specifically the defense industry, which may reduce our customers’ demand for our products and/or depress pricing of those products used in the defense industry or which have other military applications, resulting in a material adverse impact on our business, prospects, results of operations, revenues and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999, and authorizes the repurchase of up to $15 million of RTI Common Stock. The Company made no such stock repurchases during the three months ended September 30, 2008 and September 30, 2007. At September 30, 2008, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 stock plan. There were no shares of Common Stock surrendered to satisfy such tax liabilities during the three months ended September 30, 2008. During the three months ended September 30, 2007, 12,077 shares of Common Stock were surrendered to satisfy such tax liabilities.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: November 5, 2008

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	First Amended and Restated Credit Agreement dated September 8, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2008.
10.2	Second Credit Amending Agreement dated September 8, 2008 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 11, 2008.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.