Form 10-K
period 2008-12-31
RTI INTERNATIONAL METALS INC
filed 2009-02-18
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-14437

RTI INTERNATIONAL METALS, INC.
(Exact name of registrant as specified in its charter)

Ohio	52-2115953
(State of Incorporation)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One, 5th Floor 1550 Coraopolis Heights Road Pittsburgh, Pennsylvania	15108-2973 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(412) 893-0026

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
  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $810 million as of June 30, 2008. The closing price of the Corporation’s common stock (“Common Stock”) on June 30, 2008, as reported on the New York Stock Exchange was $35.62.

The number of shares of Common Stock outstanding at January 30, 2009 was 23,087,394.

Documents Incorporated by Reference:

Selected Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.	Business

The Company

The Company is a leading U.S. producer of titanium mill products and a global supplier of fabricated titanium and specialty metal components for the national and international aerospace, defense, energy, and other markets. The Company is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.”

The Company conducts business in three segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

The Titanium Group melts, processes, and produces a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial applications. The titanium mill products consist of basic mill shapes including ingot, slab, bloom, billet, bar, plate and sheet. The Titanium Group also produces ferro titanium alloys for steel-making customers.

The Fabrication Group is comprised of companies that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys.

Industry Overview

Titanium’s physical characteristics include a high strength-to-weight ratio, high temperature performance, and superior corrosion and erosion resistance. Relative to other metals, it is particularly effective in extremely harsh conditions. Given the properties, its scope of potential uses would be much broader than current uses but for its higher cost of production as compared to other metals. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Traditionally, a majority of the U.S. titanium industry’s output has been used in aerospace applications. However, in recent years, significant quantities of the industry’s output have been used in non-aerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, consumer products, and non-aerospace military applications such as armor protection.

The U.S. titanium industry’s reported shipments were approximately 67 million pounds in 2006, 73 million pounds in 2007, and are estimated to be approximately 70 million pounds in 2008. Demand from all major market segments is expected to decrease in 2009 due to the continuing global economic downturn, as well as the announced delays in the production of Boeing’s 787 platform, which has created excess inventory in the supply chain. The cyclical nature of the aerospace and defense industries have been the principal cause of the fluctuations in the demand for titanium-related products.

Aircraft manufacturers and their subcontractors generally order titanium mill products six to eighteen months in advance of final aircraft production. This long lead time is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Therefore, titanium demand from commercial aerospace is likely to precede any expected increase or decrease in aircraft production.

The following is a summary of the Company’s proportional sales to each of the three major markets it serves and a discussion of events occurring within those markets:

	2008	2007	2006

Commercial Aerospace	50%	50%	45%
Defense	34%	33%	32%
Industrial and Consumer	16%	17%	23%

Commercial Aerospace

In 2008, the Company’s sales to the commercial aerospace market were approximately 50% of consolidated net sales compared to 50% in 2007 and 45% in 2006. Until recently, growth in this market was the result of increased world-wide air travel, driving not only increased plane production but also larger aircraft with higher titanium content than previous models. Despite the slowdown in 2008 relative to 2007, expected changes in global demographics is driving significant growth in demand for new aircraft, not to mention an expected replacement cycle of older aircraft. According to Aerospace Market News, the leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 7,429 aircraft on order at the end of 2008, an 8.5% increase from the prior year. This order backlog represents approximately eight years of production, at current build rates, for both Airbus and Boeing. Aerospace Market News also reported deliveries of large commercial aircraft by Airbus and Boeing totaled 858 in 2008, 894 in 2007, and 831 in 2006. According to The Airline Monitor, forecast deliveries of large commercial jets to airlines are predicted to reach approximately 905 aircraft in 2009, 768 aircraft in 2010, and 835 aircraft in 2011.

Airbus is now producing the largest commercial aircraft, the A380, and Boeing expects deliveries of the new 787 Dreamliner® to begin in 2010. Airbus has also announced the launch of another new aircraft, the A350XWB, to compete with Boeing’s 787 models. The A350XWB is expected to go into service in 2013. All three of these new aircraft will use substantially more titanium per aircraft than on any other commercial aircraft. As production of these new aircraft increases, titanium demand is expected to grow to levels significantly above previous peak levels.

Defense

Defense markets represented approximately 34% of the Company’s revenues in 2008 compared to 33% in 2007 and 32% in 2006. Military aircraft make extensive use of titanium and other specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F/A-22, F/A-18, F-15, and the F-35 Joint Strike Fighter (“JSF”); and European fighters, such as, the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the C-17 and A400m also use significant quantities of these metals.

The JSF is set to become the fighter for the 21st Century with expected production exceeding 2,600 aircraft over the life of the program. In 2007, the Company was awarded a long-term contract extension from Lockheed Martin to support full-rate production of the JSF through 2020. Under the contract, the Company will supply the first eight million pounds of titanium mill products annually as the program fully ramps up, which is expected in 2014. The products the Company will supply include sheet, plate, and billet.

In addition to aerospace defense requirements, there are numerous titanium applications on ground vehicles and artillery driven by its armoring (greater strength) and mobility (lighter weight) enhancements. An example of these qualities is the titanium Howitzer program which began full-rate production in 2005. The Company is the principal titanium supplier for the Howitzer under a contract to BAE Systems through the third quarter of 2010.

Industrial & Consumer

Industrial & Consumer markets provided approximately 16% of the Company’s revenue in 2008, compared to 17% in 2007 and 23% in 2006. These sales consist of shipments to the energy sector from the Fabrication Group and continued shipments of ferro titanium to the steel industry from the Titanium Group.

In the energy sector, the demand for the Company’s products for oil and gas extraction, including deep-drilling exploration and production, increased in 2008. This demand is expected to grow over the next several years from further development of energy from deepwater and difficult-to-reach locations around the globe. As the complexity of oil and gas exploration and production increases, the expected scope of potential uses for titanium based structures and components is expected to increase.

Growth in developing nations, such as China, India, and the Middle East, has stimulated increased demand from the Chemical Process Industry CPI for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants.

Titanium is also being used extensively in global medical markets for orthopedic implants in hip and knee replacements; sporting goods such as golf clubs and tennis racquets; and other diverse applications including eyeglass frames and architectural structures.

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

Titanium Group

The Titanium Group’s products consist primarily of titanium mill products and ferro titanium alloys (for use in steel and other industries). Its titanium furnaces (as well as other processing equipment) and products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and related jet engines. The attainment of such certifications is often time consuming and expensive and can serve as a barrier to entry into the titanium mill product market. Titanium mill products are fabricated into parts and utilized in aircraft structural sections such as landing gear, fasteners, tail sections, wing support and carry-through structures, and various engine components including rotor blades, vanes and discs, rings, and engine cases.

The mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, and industrial and consumer markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. Approximately 43% of titanium mill products in 2008, compared to 42% in 2007, were sold to the Company’s Fabrication and Distribution groups, where value-added services are performed on such parts prior to their ultimate shipment of parts to the customer.

In connection with the Group’s long-term supply agreements for the JSF program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, the Company commenced several capital expansion projects in 2007 and 2008: a new titanium forging and rolling facility in Martinsville, Virginia and new melting facilities in Niles, Ohio with anticipated capital spending of approximately $100 million; and a premium-grade titanium sponge facility in Hamilton, Mississippi with anticipated capital spending of approximately $300 million. The melting expansion in Niles, Ohio should be completed in 2009, pending final customer certifications. The new forging and rolling facility in Martinsville, Virginia is under construction and is expected to become fully operational in 2011. The sponge project in Hamilton, Mississippi has completed engineering studies and environmental permitting as well as certain equipment ordering. While the Company expects this facility to be operational in 2011, the ramp up of production will be continually monitored against current demand trends.

Fabrication Group

The Fabrication Group is comprised of companies with significant hard-metal expertise that fabricate, machine, and assemble, titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve the commercial aerospace, defense, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; and Montreal, Canada; and a representative office in China; the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure. The Titanium Group is the primary source of mill products for the Fabrication Group.

Distribution Group

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Houston, Texas; Indianapolis, Indiana; Sullivan, Missouri; Staffordshire, England; and Rosny-Sur-Seine, France; the Distribution Group is in close proximity to its wide variety of commercial aerospace, defense, and industrial and consumer customers.

When titanium products and fabrications are involved in a project, the Titanium Group and the Fabrication Group coordinate their varied capabilities to provide the best materials solution for its customers. An example is the Company’s Howitzer program. The Titanium Group is providing the titanium mill products to the Fabrication Group, which in turn is providing extrusions, hot formed parts, and machined components that are packaged as a kit and sent to BAE Systems for final assembly. This contract was awarded to the Company in 2005 for deliveries which extend through the third quarter 2010.

The amount and percentage of the Company’s consolidated net sales represented by each Group for the past three years are summarized in the following table:

	2008		2007		2006
(dollars in millions)	$	%	$	%	$	%

Titanium Group	$202.0	33.1%	$253.1	40.4%	$204.9	40.5%
Fabrication Group	146.8	24.1%	132.0	21.1%	83.1	16.4%
Distribution Group	261.1	42.8%	241.7	38.5%	217.4	43.1%

Total consolidated net sales	$609.9	100.0%	$626.8	100.0%	$505.4	100.0%

Operating income and the percentage of consolidated operating income contributed by each Group for the past three years are summarized in the following table:

	2008		2007		2006
(dollars in millions)	$	%	$	%	$	%

Titanium Group	$61.8	70.7%	$102.6	72.7%	$78.5	68.1%
Fabrication Group	2.0	2.3%	3.5	2.5%	8.0	6.9%
Distribution Group	23.6	27.0%	35.1	24.8%	28.8	25.0%

Total consolidated operating income	$87.4	100.0%	$141.2	100.00%	$115.3	100.00%

The Company’s total consolidated assets identified with each Group as of December 31 are summarized in the following table:

(In millions)	2008	2007

Titanium Group	$375.0	$281.2
Fabrication Group	224.5	226.4
Distribution Group	155.8	146.0
General Corporate(1)	273.9	101.7

Total consolidated assets	$1,029.2	$755.3

(1)	Consists primarily of unallocated cash, short-term investments, and deferred tax assets.

Exports

The majority of the Company’s exports consist of titanium mill products, extrusions, and machined extrusions used in aerospace markets. Also, significant exports to energy market customers are beginning to occur as deepwater oil and gas exploration increases beyond the Gulf of Mexico and Northern Atlantic Ocean regions. The Company’s export sales were 31%, 26%, and 22% of net sales for the years ended December 31, 2008, 2007, and 2006, respectively. Such sales were made primarily into Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. In addition, sales to the Asian market continue to accelerate. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 11, “Segment Reporting” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company supplies titanium alloy mill products and extrusions to the European market through the Company’s network of European distribution companies, which secures contracts to furnish mill products to the major European aerospace manufacturers. The Company, through its French subsidiary, Reamet, was chosen by Airbus in 2006 as a major supplier of titanium flat-rolled products through 2015. In 2007, the Company, through its European subsidiaries, entered into a supplemental agreement with Airbus to supply a minimum of 45 million pounds of titanium mill products through 2020.

Backlog

The Company’s order backlog for all markets was approximately $400 million as of December 31, 2008, as compared to $545 million at December 31, 2007. Of the backlog at December 31, 2008, approximately $358 million is likely to be realized in 2009. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous requirements contracts that extend over multiple years, including the Airbus, JSF, and Boeing 787 long-term supply agreements signed in 2007, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Raw Materials

The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and various alloying agents. The Company sources its raw materials from a number of domestic and foreign titanium suppliers under long-term contracts and other negotiated transactions. Currently, the majority of the Company’s titanium sponge requirements are sourced from foreign suppliers. Requirements for titanium sponge, scrap, and alloys vary depending upon the volume and mix of final products. The Company’s cold-hearth melting process provides it with the flexibility to consume a wider range of metallics, thereby reducing its need for purchased titanium sponge.

The Company currently has supply agreements for certain critical raw materials. These contracts are with suppliers located in Japan, Kazakhstan, and the United States, and allow the Company to purchase certain quantities of raw materials at annually negotiated prices. Purchases under these contracts are U.S. Dollar denominated. These contracts expire at various periods through 2016. The Company purchases the balance of its raw materials opportunistically on the spot market as needed.

While the Company believes it has adequate sources of supply for titanium sponge, scrap, alloying agents, and other raw materials to meet its current raw material needs, it has begun construction on a new premium-grade sponge facility in Hamilton, Mississippi to meet its future raw material requirements in support of several long-term titanium supply agreements. The facility will have a total annual production capacity of up to 20 million pounds of titanium sponge and, pending market conditions, is expected to begin operations in 2011. Up to 100% of the output from this new sponge facility is expected to be consumed by the Company in support of its long-term titanium supply agreements. In March 2008, the Company signed a twenty-year agreement with Tronox Incorporated (“Tronox”) to supply this facility with titanium tetrachloride, the main ingredient of titanium sponge. In January 2009, Tronox filed for Chapter 11 bankruptcy protection. The Company is monitoring Tronox’s bankruptcy proceedings and is reviewing its contingency plans for alternative raw material supply options, as necessary.

Business units in the Fabrication and Distribution Groups obtain the majority of their titanium mill product requirements from the Titanium Group. Other metallic requirements are generally sourced from the best available supplier at competitive market prices.

Competition and Other Market Factors

The titanium metals industry is a highly competitive global business. Titanium competes with other materials of construction, including certain stainless steel, other nickel-based high temperature and corrosion resistant alloys, and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry. It would either need to acquire intermediate product from an existing source or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end-use applications, especially in aerospace, require rigorous testing, approvals, and customer certification prior to purchase which would require a significant investment of time and capital coupled with extensive technical expertise.

The aerospace consumers of titanium products tend to be highly concentrated. Boeing, Airbus, and Lockheed Martin manufacture airframes. General Electric, Pratt & Whitney, and Rolls Royce build jet engines. Through the direct purchase from these companies and their family of specialty subcontractors, they account for a majority of aerospace products for large commercial aerospace and defense applications.

Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe, and China. The Company participates directly in the titanium mill product business primarily through its Titanium Group. The Company’s principal competitors in the aerospace titanium market are Allegheny Technologies Incorporated (“ATI”) and Titanium Metals Corp. (“TIE”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (“VSMPO”), based in Russia. TIE and certain Japanese producers are the Company’s principal competitors in the industrial and emerging markets. The Company competes primarily on the basis of price, quality of products, technical support, and the availability of products to meet customers’ delivery schedules.

Competition for the Fabrication and Distribution Groups is primarily on the basis of price, quality, timely delivery, and customer service. The Company believes that the business units in the Fabrication and Distribution Groups are well positioned to continue to compete and grow due to the range of goods and services offered and the increasing synergy with the Titanium Group for product and technical support.

Trade and Legislative Factors

Imports of titanium mill products from countries that receive the normal trade relations (“NTR”) tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive NTR treatment is 45%. A 15% tariff exists on unwrought titanium products entering the U.S., including titanium sponge. Currently, the Company’s imported titanium sponge from Kazakhstan and Japan is subject to this 15% tariff. Competitors of the Company that do not rely on imported titanium sponge are not subject to the additional 15% tariff in the cost of their products. The Company has sought relief from this tariff through the Offices of the U.S. Trade Representative but has been unsuccessful in having the tariff removed. The Company believes the U.S. Trade laws as currently applied to the domestic titanium industry create a competitive disadvantage to the Company.

U.S. Customs and Border Protection (“U.S. Customs”) administers a duty drawback program whereby duty paid on imported items can be recovered. In the event materials on which duty has been paid are used in the manufacture of products in the United States and such manufactured products are then exported, duties paid may be refunded as drawback provided various requirements are met. The Company participates in U.S. Customs’ duty drawback program.

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

The 2008 Act provides an important clarification for the specialty metals industry. It affirms that the Specialty Metals Clause does apply to commercial off-the-shelf-items such as: specialty metals mill products like titanium bar, billet, slab, and sheet; forgings and castings of specialty metals (unless incorporated into a commercial off-the-shelf item or subassembly); and fasteners (unless incorporated into commercial off-the-shelf end items or subassemblies). As an accommodation to the concerns of military suppliers and the Department of Defense, the 2008 Act provides for a new de minimis exception whereby defense agencies may accept an item containing up to 2% noncompliant metal, based on the total weight of all of the specialty metals in an item. This exception might apply, for example, to small specialty metal parts in a jet engine if the source of the parts cannot be ascertained. Finally, the 2008 Act revises the rules for granting compliance waivers when compliant materials are not available. It requires that the Department of Defense reexamine previously granted waivers (which the specialty metals industry challenged as overly broad) and amend them, if necessary, to comply with the 2008 Act. The 2008 Act also requires greater “transparency” in the use of the waiver process and requires the Department of Defense to report to Congress on the first and second anniversaries of the legislation concerning the types of items that are being procured under the new commercial off-the-shelf exception.

The Company believes that the compromises contained in the 2008 Act provide a fair and workable solution bridging the biggest concerns on both sides of the debate. The Company, together with the specialty metals industry as a whole, will be closely monitoring the implementation of the 2008 Act to see that the Specialty Metals Clause continues to ensure a reliable, domestic source of supply for products that are critical to national security.

Environmental Liabilities

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, Environmental Remediation Liabilities and SFAS No. 5, Accounting for Contingencies.

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $1.6 million to $3.1 million in the aggregate. At December 31, 2008 and 2007, the amounts accrued for future environmental-related costs were $2.3 million and $2.9 million, respectively. Of the total amount accrued at December 31, 2008, $2.1 million is expected to be paid out within one year and is included in the other accrued liabilities line on the balance sheet. The remaining $0.2 million is recorded in other noncurrent liabilities.

Historically, the Company has received contributions from various third parties, including prior owners of the Company’s property and prior customers of the Company, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. At December 31, 2008, the Company has not recorded any amounts for expected contributions from such third parties.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Marketing and Distribution

The Company markets its titanium mill and related products and services worldwide. The majority of the Company’s sales are made through its own sales force. The Company’s sales force has offices in Niles, Ohio; Houston, Texas; Los Angeles, California; Indianapolis, Indiana; Hartford, Connecticut; and Montreal, Canada. Technical Marketing personnel are available to service these offices. Customer support for new product applications and development is provided by the Company’s Customer Technical Service personnel at each business unit, as well as the corporate-level through the Company’s Technical Business Development and Research and Development organizations-located in Pittsburgh, Pennsylvania and Niles, Ohio, respectively. Sales of the Fabrication and Distribution Groups’ products and services are made by our corporate-level sales force and personnel at the locations set forth below. Fabrication Group locations include: Houston, Texas; Washington, Missouri; and Montreal, Canada. Distribution Group facilities are located at Garden Grove, California; Windsor, Connecticut;

Houston, Texas; Indianapolis, Indiana; Sullivan, Missouri; Birmingham, England; Rosny-Sur-Siene, France; and Guangzhou, China.

Research, Technical, and Product Development

The Company conducts research, technical, and product development activities for both the Titanium Group and the Fabrication Group. Research includes not only new product development, but also new or improved technical and manufacturing processes.

The Company is conducting research for the U.S. Army and has entered into discussions with both the U.S. Army and the Department of Defense on other research projects. The Company is currently partnered with American Engineering and Manufacturing Company (“AEM”) to develop lower cost titanium production for the U.S. Army Industrial base under the Advanced Materials and Processes for Armament Structures Program. AEM was awarded research and development funds in the fiscal year 2008 from the Department of Defense Appropriations bills in the amount of $5.6 million.

The Company also participates in several other federal and state-funded research projects to develop lower cost titanium, advanced melting technology, and “as cast” extrusions, as well as improved flat product research. The principal goals of the Company’s research program, aside from U.S. Army and Department of Defense projects, are advancing technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical, and product development costs borne by the Company totaled $2.1 million in 2008, $1.7 million in 2007, and $1.5 million in 2006.

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

Employees

At December 31, 2008, the Company and its subsidiaries employed 1,643 persons, 605 of whom were classified as administrative and sales personnel. Of the total number of employees, 721 employees were in the Titanium Group, 682 in the Fabrication Group, 179 in the Distribution Group and 61 located at RTI corporate headquarters.

The United Steelworkers of America represents 343 of the hourly, clerical and technical employees at the Company’s plant in Niles, Ohio. The current Labor Agreement entered into on December 1, 2004 with the United Steelworkers of America was originally set to expire on January 31, 2010, however, on February 2, 2008, the Company and the union agreed to an extension through June 30, 2013. Hourly employees at the RTI Tradco facility in Washington, Missouri voted to become members of the International Association of Machinists and Aerospace Workers in May of 2006. There are 163 employees in the bargaining unit. The current labor contract with the International Association of Machinists and Aerospace Workers expires on February 19, 2011. No other Company employees are represented by a union.

Executive Officers of the Registrant

Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2008.

Name	Age	Title

Dawne S. Hickton	51	Vice Chairman and Chief Executive Officer
Michael C. Wellham	43	President and Chief Operating Officer
Stephen R. Giangiordano	50	Executive Vice President of Technology and Innovation
William T. Hull	51	Senior Vice President and Chief Financial Officer
William F. Strome	53	Senior Vice President—Strategic Planning and Finance
Chad Whalen	34	Vice President, General Counsel and Secretary

Biographies

Ms. Hickton was appointed Vice Chairman and Chief Executive Officer in April 2007. She had served as Senior Vice President and Chief Administrative Officer since July 2005, Secretary since April 2004, and Vice President and General Counsel since June 1997. Prior to joining the Company, Ms. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law, and was employed at U.S. Steel Corporation from 1983 through 1994.

Mr. Wellham was appointed President and Chief Operating Officer in April 2007. He had served as Senior Vice President, Fabrication & Distribution Group since September 2002 and Vice President, Fabrication & Distribution Group since January 1999.

Mr. Giangiordano was appointed Executive Vice President of Technology and Innovation in July 2008. He had served as Executive Vice President since April 2007, Senior Vice President, Titanium Group since October 2002 and Vice President, Titanium Group since July 1999. Prior to that assignment, he served as Vice President, Technology since 1994.

Mr. Hull was appointed Senior Vice President and Chief Financial Officer in April 2007. He had served as Vice President and Chief Accounting Officer since August 2005. Prior to joining the Company, Mr. Hull served as Corporate Controller of Stoneridge, Inc., of Warren, Ohio, where he was employed since 2000. Mr. Hull is a Certified Public Accountant.

Mr. Strome was appointed Senior Vice President, Strategic Planning and Finance in November 2007. Prior to joining the Company, Mr. Strome served as a Principal focusing on development projects at Laurel Mountain Partners, L.L.C. Prior to joining Laurel in 2006, Mr. Strome served as Senior Managing Director and Group Head, Investment Banking at the investment banking firm Friedman, Billings, Ramsey & Co., Inc. From 1981 to 2001, Mr. Strome was employed by PNC Financial Services Group, Inc. in various legal capacities and most recently managed PNC’s corporate finance advisory activities and its mergers and acquisitions services.

Mr. Whalen was appointed Vice President, General Counsel and Secretary in February 2007. Mr. Whalen practiced corporate law at the law firm of Buchanan Ingersoll & Rooney PC (which performs certain legal services for RTI) from 1999 until joining the Company.

Available Information

Our Internet address is www.rtiintl.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. All filings are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make available on our website our corporate governance documents, including the Company’s Code of Business Ethics, governance guidelines, and the charters for various board committees.

Item 1A.  Risk Factors.

In addition to the factors discussed elsewhere in this report and in Management’s Discussion and Analysis, the following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. Any of these individual risks, or any number of these risks occurring simultaneously, could have a material effect on our Consolidated Financial Statements. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities. The below list of important factors is not all-inclusive or necessarily in order of importance.

We are subject to risks associated with global economic and political uncertainties

Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict. The continuing credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to other industries could adversely impact overall demand for our products, which could have a negative effect on our revenues. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access additional sources of capital, which could have an impact on our flexibility and ability to react to changing economic and business conditions.

In addition, we are subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in policy resulting from the new Presidential administration could have an adverse effect on the financial condition and the level of business activity of a certain segment of our market, specifically the defense industry, which may reduce our customers’ demand for our products and/or depress pricing of those products used in the defense industry or which have other military applications, resulting in a material adverse impact on our business, prospects, results of operations, revenues, and cash flows.

A significant amount of our future revenue is based on long-term contracts for new aircraft programs

We have signed several long-term contracts in recent years to produce titanium mill products and complex engineered assemblies for several new aircraft programs, including the Boeing 787, the JSF by Lockheed Martin, and the Airbus family of aircraft, including the A380 and the A350XWB. In order to meet the delivery requirements of these contracts, we have invested in significant capital expansion projects. A significant delay or cancellation in any one of these programs could have a material adverse impact on our business, prospects, results of operations, revenues, and cash flows.

The ability to successfully expand our operations in a timely and cost effective manner

In connection with several of our long-term commercial contracts, we are undertaking several major capital expansion projects which are currently estimated to continue through 2011, including the construction of our new titanium sponge plant and titanium rolling mill and forging press facilities. The inability to successfully expand our operations in a timely and cost effective manner could have a material adverse effect on our business, financial condition and results of operations. This growth places a significant demand on management and operational resources. Our success will depend upon the ability of key financial and operational management to ensure the necessary internal and external resources are in place to properly complete and operate these expansion projects.

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

A substantial amount of revenue is derived from the commercial aerospace and defense industries and a limited number of customers

Approximately 84% of our annual revenue is derived from the commercial aerospace and defense industries. Within those industries are a small number of consumers of titanium products. Those industries have shown the potential for sudden and dramatic changes in forecasted spending which can negatively impact the needs for our products and services. Some of our customers are particularly sensitive to the level of government spending on defense-related products. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand for defense-related titanium products. In addition, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations. Many of our customers are dependent on the commercial airline industry which has shown to be subject to significant economic and political challenges due to threats or acts of terrorism, rising or volatile fuel costs, aggressive competition, and other factors. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither the Company nor its customers may be able to project or plan in a timely manner for the impact of these events that could have a negative impact on our results of operations.

We may be subject to competitive disadvantages

The titanium metals industry is highly competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Russia, in particular, has significant capacity which could allow it to gain market share. Not only do we face competition for a limited number of customers with other producers of titanium products, but we also must compete with producers of other materials of construction. Our competitors could experience more favorable economic conditions than us including, better raw materials costs, favorable labor agreements, or other factors which could provide them with competitive advantages in their ability to provide goods and services. Our foreign competitors in particular may have the ability to offer goods and services to our customers at more favorable prices due to advantageous economic, environmental, political, or other factors. Titanium competes with other materials of construction including stainless steel, nickel- based high temperature and corrosion resistant alloys, and composites. Changes in costs or other factors related to the production and supply of titanium mill products compared to costs or other factors related to the production and supply of other types of materials of construction may negatively impact our business and the industry as a whole. New competitive forces unknown to us today could also emerge which could have an adverse impact on our financial performance.

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

We may experience a shortage in the supply of energy or an increase in energy costs to operate our plants

We own twenty-four natural gas wells which provide some but not all of the non-electrical energy required by our Niles, Ohio operations. Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas, or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes, or the inability to extend expiring energy supply contracts on economical terms.

Our business could be harmed by strikes or work stoppages

The 343 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the United Steelworkers of America. Our current labor agreement with this union expires June 30, 2013. The 163 hourly employees at our RTI Tradco facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers. Our current labor agreement with this union expires February 19, 2011.

We cannot be certain that we will be able to negotiate new bargaining agreements upon expiration of the existing agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by a labor stoppage. If a strike or work stoppage were to occur in connection with the negotiation of a new collective bargaining agreement, or as a result of a dispute under our collective bargaining agreements with the labor unions, our business, financial condition and results of operations could be materially adversely affected.

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

The demand for our products and services may be affected by factors outside of our control

War, terrorism, natural disasters, and public health issues including pandemics whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a negative impact on the global economy as a whole. Our business operations, as well as our suppliers’ and customers’ business operations, are subject to interruption by those factors as well as other events beyond our control such as governmental regulations, fire, power shortages, and others. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for the Company’s products, make it difficult or impossible for us to deliver products to our customers or to receive materials from our suppliers, and create delays and inefficiencies in our supply chain. Our operating results and financial condition may be adversely affected by these events.

The outcome of the U.S. Customs investigation of our previously filed duty drawback claims is uncertain

During 2007, the Company received notice from U.S. Customs indicating that certain duty drawback claims previously filed by the Company’s agent, on behalf of the Company, are under formal investigation. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. For additional detail regarding this investigation, see “Duty Drawback Investigation” in Item 3. Legal Proceedings. The ultimate outcome of the U.S. Customs investigation cannot be determined, however, the outcome of this investigation could have an adverse impact on our financial performance.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Manufacturing Facilities

The Company has approximately 1.7 million square feet of manufacturing facilities, exclusive of distribution facilities and office space. The Company’s principal manufacturing plants, the principal products produced at such locations and their aggregate capacities are set forth below.

Facilities

	Owned /		Annual Rated
Location	Leased	Products	Capacity

Titanium Group
Niles, OH	Owned	Ingot (million pounds)	30.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Canton, OH	Owned	Ferro titanium and specialty alloys (million pounds)	16.0
Hermitage, PA	Owned	Metal processing (million pounds)	5.0
Hamilton, MS	Owned	Titanium sponge production (facility under construction)	—
Martinsville, VA	Owned	Titanium forging and rolling (facility under construction)	—
Fabrication Group
Washington, MO	Owned	Hot and superplastically formed parts (thousand press hours)	50.0
Montreal, Canada	Owned	Machining/assembly of aerospace parts (thousand man hours)	400
Houston, TX	Leased	Extruded, Hot Stretch Formed products (million pounds)	4.2
Houston, TX	Owned	Machining/fabricating oil/gas products (thousand man hours)	300
Distribution Group
Birmingham, England	Leased	Cut parts and components (thousand man hours)	45.0
Rosny-Sur-Siene, France	Leased	Cut parts and components (thousand man hours)	16.0
Sullivan, MO	Leased	Cut parts (thousand man hours)	23.0
Los Angeles, CA (2 locations)	Leased	Metal warehousing and distribution	N/A
Hartford, CT	Leased	Metal warehousing and distribution	N/A
Indianapolis, IN	Leased	Metal warehousing and distribution	N/A
Houston, TX	Leased	Metal warehousing and distribution	N/A

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

During 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the authorized agent. The Company revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine the extent to which any claims may be invalid or may not be supported by adequate documentation. In response to the investigation noted above, the Company suspended the filing of new duty drawback claims through the third quarter of 2007. The Company is fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, the Company is currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine the extent to which any claims may have been invalid or may not have been supported with adequate documentation. The Company is attempting to provide additional or supplemental documentation to U.S. Customs to support such previously filed claims. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, the Company recorded charges totaling $0.8 million and $7.2 million to Cost of Sales in 2008 and 2007, respectively. These charges were determined in accordance with SFAS No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of these amounts, $7.3 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. The Company has repaid $1.1 million to U.S. Customs for invalid claims through December 31, 2008. As a result of these payments, the Company’s liability totaled $6.2 million as of December 31, 2008. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows, or the financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Range of High and Low Stock Prices of Common Stock

	2008		2007
Quarter	High	Low	High	Low

First	$70.33	$43.40	$94.30	$67.82
Second	$51.84	$35.25	$101.49	$73.04
Third	$36.12	$17.15	$88.32	$58.42
Fourth	$19.45	$7.91	$85.20	$64.59

Principal market for Common Stock: New York Stock Exchange

Holders of record of Common Stock at January 30, 2009: 627

The Company has not paid dividends on its Common Stock.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999, and which authorizes the repurchase of up to $15 million of RTI Common Stock. During the year-ended December 31, 2008 the Company invested $9.0 million to repurchase 176,976 shares of RTI Common Stock at an average price of $50.83 per share. No shares were repurchased under this program during the year ended December 31, 2007. At December 31, 2008, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities in 2008 and 2007 were 1,860 and 32,195 shares, respectively.

Item 6.	Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and notes related hereto and other financial information included elsewhere herein.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2008	2007	2006		2005	2004

Income Statement Data(1):
Net sales	$609,900	$626,799	$505,389		$346,906	$209,643
Operating income (loss)	87,392	141,161	115,253	(2)	56,134	(14,566)
Income (loss) from continuing operations before income taxes	87,975	142,467	118,291		57,412	(4,996	)(3)
Income (loss) from continuing operations	55,695	92,631	75,700		37,344	(2,319)
Income (loss) from discontinued operations, net of tax provision	—	—	—		1,591	(638)
Net income (loss)	55,695	92,631	75,700		38,935	(2,957)
Basic earnings (loss) per share:
Continuing operations	$2.44	$4.04	$3.34		$1.68	$(0.11)
Discontinued operations	—	—	—		0.07	(0.03)

Net income (loss)	$2.44	$4.04	$3.34		$1.75	$(0.14)

Diluted earnings (loss) per share:
Continuing operations	$2.42	$4.00	$3.29		$1.66	$(0.11)
Discontinued operations	—	—	—		0.07	(0.03)

Net income (loss)	$2.42	$4.00	$3.29		$1.73	$(0.14)

	December 31,
	2008	2007	2006		2005	2004

Balance Sheet Data:
Working capital	$559,601	$405,907	$365,711		$282,670	$218,444
Total assets	1,029,203	755,284	643,913		501,751	409,411
Long-term debt	238,550	16,506	13,270		—	—
Total shareholders’ equity	601,934	575,784	462,181	(4)	379,652	323,958

(1)	All years presented have been adjusted for the impacts of the discontinued operations which occurred in 2005 and 2004.

(2)	The adoption of SFAS 123(R) on January 1, 2006 resulted in an additional $2.6 million of compensation expense in 2006.

(3)	Includes the effect of an approximately $9 million gain for settlement of a contractual claim.

(4)	The adoption of SFAS 158 as of December 31, 2006 resulted in a decrease in equity of $10.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the effect of the slowdown in U.S and global economic activity and policy changes following the U.S. Presidential election,

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	the impact of Boeing 787 production delays,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	outcome of the pending U.S. Customs investigation,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

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

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; and Hermitage, Pennsylvania, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. This Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets.

The Fabrication Group is comprised of companies with significant hard-metal expertise that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; Laval, Quebec; and a representative office in China, the Fabrication Group concentrates its efforts on maximizing its profitability by offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Houston, Texas; Indianapolis, Indiana; Sullivan, Missouri; Staffordshire, England; and Rosny-Sur-Seine, France; the Distribution Group services a variety of commercial aerospace, defense, and industrial and consumer customers.

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of mill products. Approximately 43%, 42%, and 43% of the Titanium Group’s sales in 2008, 2007, and 2006, respectively, were to the Fabrication and Distribution Groups.

Approximately 50% of our sales in 2008 were directed to the commercial aerospace market. Air traffic demand, which drives new aircraft production along with aircraft titanium content, remained strong, and, not withstanding current global economic conditions, we believe that long-term demand for new aircraft should remain stable; especially with the increasing demand for air travel in the rising economic markets of Brazil, Russia, India, and China. The global demand for environmentally improved aircraft from both a noise pollution and fuel efficiency standpoint also supports the demand for the recently designed aircraft, including the Boeing 787 and Airbus A350XWB.

Over the past several years, through both our Fabrication group and our Distribution Group, we have focused much of our development activities and marketing initiatives on value-added titanium processing (i.e., engineering, designing, extruding, machining, and fabricating.) This focus positions us to be closer to the primary contractors as final systems integrators. As we move up the value chain, we become a more valuable supply partner. It also positions us to be less dependent on commodity titanium as our sole end product.

Like all titanium mill producers, a significant amount of our capital supports inventory, primarily work-in-process, which is driven by the nature of processing titanium to demanding metallurgical and physical specifications which often results in double or triple melting of the material. Further, as the Fabrication and Distribution Groups’ businesses expand and their requirements for additional product from the Titanium Group grow, additional capital will be needed to support inventories. However, management is focused on reducing inventory levels and has dedicated additional resources to improve our internal supply chain management, resulting in a significant reduction in inventory during 2008. This is especially important in light of the continuing global economic uncertainties.

Much of our deployed capital relates to work-in-process inventory necessitated by the nature of processing titanium; however, significant investments in raw materials, such as titanium sponge and various master alloys, have also been made in an effort to secure an uninterrupted supply and to accommodate surges in demand. As a result, management has put in place various goals aimed at optimizing inventory levels and continually monitoring appropriate levels of required inventory.

Executive Summary

2008 was a challenging year, not only in the titanium industry, but also for our aerospace and energy customers. Our 2008 business plan was disrupted by the production delays for Boeing’s new 787 Dreamliner, followed by a worldwide economic crisis that reduced the near-term demand for our products. Nonetheless, we finished the year with our third highest operating income ever, and our second highest year in revenues. Despite the current global liquidity crisis, we ended the year with a strong balance sheet with over $284 million in cash and cash equivalents. During 2009, we intend to focus on balancing our cash needs and expenditures with the near and medium-term demand for our products and services.

Results of Operations

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2008 and 2007 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$202.0	$253.1	$(51.1)	−20.2%
Fabrication Group	146.8	132.0	14.8	11.2%
Distribution Group	261.1	241.7	19.4	8.0%

Total consolidated net sales	$609.9	$626.8	$(16.9)	−2.7%

The decrease in the Titanium Group’s net sales was primarily the result of a 20% decrease in average realized selling prices of prime mill products to trade customers due to changes in the sales mix between periods. During 2008, a higher percentage of our sales related to long-term supply agreements which generally carry lower overall sales prices and are subject to annual pricing adjustments. In addition, excess inventory in the market due to the announced Boeing 787 delays and the lower overall titanium demand profile resulted in lower spot market volume and lower realized selling prices.

The increase in the Fabrication Group’s net sales was primarily related to an increase in shipments on our current long-term contracts in the commercial aerospace and defense markets, including increases in Boeing 787-related shipments, as well as better pricing on certain of our commercial aerospace programs and the completion of significant projects for our energy market customers.

The increase in the Distribution Group’s net sales was primarily related to higher sales under our long-term supply agreement with Airbus supporting the Airbus family of commercial aircraft and higher demand from certain military programs. These increases were partially offset by a softening in realized prices for certain specialty metals products.

Gross Profit.  Gross profit for our reportable segments for the year ended December 31, 2008 and 2007 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$86.6	$121.4	$(34.8)	−28.7%
Fabrication Group	31.4	28.1	3.3	11.7%
Distribution Group	49.3	58.6	(9.3)	−15.9%

Total consolidated gross profit	$167.3	$208.1	$(40.8)	−19.6%

Excluding the $0.8 million charge in 2008 and $7.2 million charge in 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $41.2 million. The decrease in gross profit was primarily attributable to higher raw material costs and lower absorption of production costs, lower trade shipments volume, a lower margin product mix, and lower average realized selling prices in 2008 compared to 2007. These decreases were partially offset by favorable impacts associated with the sale of Titanium Group-sourced inventory by our Fabrication Group and Distribution Group businesses as well as favorable ferro-alloys margins in 2008.

The increase in gross profit for the Fabrication Group was largely due to increased sales across the commercial aerospace, defense, and energy markets, somewhat offset by lower utilization and other inefficiencies in the current year related to delays in the ramp-up of the Boeing 787 Program. The gross profit percentage in 2008 of 21.4% slightly exceeded the 21.3% gross profit percentage in 2007.

The decrease in gross profit for the Distribution Group was primarily due to a decrease in realized prices for certain specialty metals that exceeded our decline in product cost and lower margins on certain military programs, coupled with an increase in lower margin shipments under our long-term supply agreements. As a result, gross profit percentage for the Distribution Group decreased to 18.8% in 2008 from 24.2% in 2007.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2008 and 2007 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$22.8	$17.3	$5.5	31.8%
Fabrication Group	29.3	24.1	5.2	21.6%
Distribution Group	25.7	23.9	1.8	7.5%

Total consolidated SG&A	$77.8	$65.3	$12.5	19.1%

The increase in SG&A was largely the result of increased compensation-related expenses, reflecting additional personnel and increased professional and consulting fees. These personnel include engineering and technology professionals to support long-term strategic growth projects and initiatives, including our announced expansion projects in Hamilton, Mississippi and Martinsville, Virginia. In addition, 2008 SG&A included the resolution of a commercial dispute with a customer that resulted in a bad debt write-off of $1.5 million and an employee benefit plan settlement charge of $2.0 million related to lump sum pension payments made in 2008 caused by two executives who retired in 2007.

Research, Technical, and Product Development Expenses.  Total research, technical, and product development costs for the Company were $2.1 million in 2008 as compared to $1.7 million in 2007. This spending, primarily related to our Titanium Group, reflects the Company’s continued efforts to make productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments for the year ended December 31, 2008 and 2007 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$61.8	$102.6	$(40.8)	−39.8%
Fabrication Group	2.0	3.5	(1.5)	−42.9%
Distribution Group	23.6	35.1	(11.5)	−32.8%

Total consolidated operating income	$87.4	$141.2	$(53.8)	−38.1%

Excluding the $0.8 million charge in 2008 and $7.2 million charge in 2007 associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $47.2 million. This decrease was primarily the result of higher raw material costs and lower absorption of production costs, lower gross profit due to the lower margin product mix and lower average realized selling prices, coupled with higher SG&A costs primarily due to increased compensation-related expenses.

The decrease in operating income for the Fabrication Group was principally related to higher SG&A costs due to increases in compensation-related expenses and the settlement of a commercial dispute with a customer resulting in a bad debt write-off of $1.5 million. This increase in SG&A costs was offset to some extent by increased gross margin in our Fabrication Group due to increased sales across the commercial aerospace, defense, and energy markets.

The decrease in operating income for the Distribution Group was largely due to the continued softening in realized prices for certain specialty metals and lower margins on certain military programs, coupled with an increase in lower margin shipments under our long-term supply agreements and higher SG&A costs primarily due to increased compensation-related expenses.

Other Income (Expense).  Other income (expense) increased to $1.5 million in 2008 as compared to $(2.1) million in the prior year. Other income (expense) consists mostly of foreign exchange gains and losses from our international operations, and was significantly impacted by the large fluctuations of the U.S. Dollar compared to the Canadian Dollar, the Euro, and the British Pound during 2008 compared to 2007. Our foreign currency exposure principally relates to the remeasurement of assets and liabilities of our international operations that are recorded in a currency other than the U.S. Dollar. Included in other income (expense) in 2007 was a gain of $1.0 million from the settlement of litigation against a former material supplier.

Interest Income and Interest Expense.  Interest income decreased to $3.3 million in 2008 as compared to $4.8 million in the prior year. The decrease in interest income was principally related to lower returns on invested cash due to a more conservative investment philosophy in light of the continuing credit market uncertainties. This decrease was partially offset by an increase in our cash balances due to the funding received from our $225 million term loan during September 2008. The average effective rate earned in 2008 was 1.9% compared to 4.8% in 2007. Interest expense increased to $4.2 million in 2008 as compared to $1.3 million in the prior year. The increase in interest expense was primarily attributable to our increase in long-term debt compared to the prior year as a result of borrowing on our $225 million term loan in September 2008 to enhance our financial flexibility in anticipation of tightening credit markets.

Provision for Income Tax.  We recognized income tax expense of $32.3 million, or 36.7% of pretax income in 2008 compared to $49.8 million, or 35.0% of pretax income, in 2007 for federal, state, and foreign income taxes. The $17.5 million decrease in tax expense is primarily attributable to lower U.S. income. The increase in the effective tax rate was primarily the result of changes in the relative mix of U.S. and foreign income, an absence of tax exempt investment income in 2008 that was present in 2007, and an increase in unrecognized tax benefits.

For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2007 and 2006 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$253.1	$204.9	$48.2	23.5%
Fabrication Group	132.0	83.1	48.9	58.8%
Distribution Group	241.7	217.4	24.3	11.2%

Total consolidated net sales	$626.8	$505.4	$121.4	24.0%

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

The increase in the Fabrication Group’s net sales of $48.9 million was primarily the result of continued strong demand from customers in most of the Group’s businesses and product lines as well as increased selling prices. Although most of the increased sales were in the commercial aerospace market, we also completed significant projects for our energy market customers during 2007 that resulted in increased net sales of $10.1 million.

The increase in the Distribution Group’s net sales was primarily related to higher sales under our long-term supply agreement with Airbus supporting the Airbus family of commercial aircraft and higher demand from certain military programs partially offset by a softening in realized selling prices for certain specialty metals.

Gross Profit.  Gross profit for our reportable segments for the years ended December 31, 2007 and 2006 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$121.4	$94.1	$27.3	29.0%
Fabrication Group	28.1	28.0	0.1	0.4%
Distribution Group	58.6	50.8	7.8	15.4%

Total consolidated gross profit	$208.1	$172.9	$35.2	20.4%

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

The slight increase in gross profit for the Fabrication Group of $0.1 million was largely due to increased sales in all markets, as discussed above. The gross profit percentage for the Fabrication Group, however, decreased to 21.3% as compared to 33.7% in the prior year. The decrease in gross profit percentage was primarily due to startup costs relating to the new Claro facility, as we ramped-up to meet the demands of the Boeing 787 contract.

Gross profit for the Distribution Group increased to $58.6 million in 2007 from $50.8 million in 2006. The increase in gross profit was driven by overall increases in shipment volumes, as discussed above. Gross profit percentage also increased to 24.2% in 2007 from 23.4% in 2006 primarily due to new contract pricing.

Selling, General, and Administrative Expenses.  SG&A for our reportable segments for the years ended December 31, 2007 and 2006 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$17.3	$14.1	$3.2	22.7%
Fabrication Group	24.1	20.4	3.7	18.1%
Distribution Group	23.9	21.6	2.3	10.6%

Total consolidated SG&A	$65.3	$56.1	$9.2	16.4%

Total SG&A for the Company increased $9.2 million in 2007 compared to 2006. The increase in SG&A expenses primarily reflects increases in compensation-related expenses of $7.6 million. The increase largely reflects additional personnel to support business growth opportunities and one-time stock-based compensation and pension costs of $1.7 million related to the retirement of key executives. Increases related to other administrative expenses were offset by a decrease in audit and accounting fees of $2.7 million, principally due to improved efficiencies made in our Sarbanes-Oxley compliance program, and a decrease in bad debt expense.

Research, Technical, and Product Development Expenses.  Total research, technical, and product development expenses were $1.7 million in 2007 compared to $1.5 million in 2006. This spending, primarily related to our Titanium Group, reflects the Company’s continued efforts in making productivity and quality improvements to current manufacturing processes.

Operating Income.  Operating income for our reportable segments for the years ended December 31, 2007 and 2006 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2007	2006	(Decrease)	(Decrease)

Titanium Group	$102.6	$78.5	$24.1	30.7%
Fabrication Group	3.5	8.0	(4.5)	—56.3%
Distribution Group	35.1	28.8	6.3	21.9%

Total consolidated operating income	$141.2	$115.3	$25.9	22.5%

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

The decrease in operating income for the Fabrication Group of $4.5 million reflects a slight gross margin improvement of $0.1 million largely offset by increased SG&A expenses related to additional personnel to support the Boeing 787 program. Operating income percentage for the Fabrication Group decreased from 9.6% in 2006 to 2.7% reflecting startup costs associated with the Boeing 787 program, including both operating inefficiencies and incremental administrative personnel to support the program.

Operating income for the Distribution Group increased by $6.3 million primarily due to an increase in gross profit of $7.8 million. This is as a result of strong volumes and increased selling prices partially offset by increased SG&A due to compensation-related expenses.

Other Income.  Other income (expense) decreased to $(2.1) million in 2007 as compared to $0.5 million in the prior year. Other income (expense) consists mostly of foreign exchange gains and losses from our international operations and was significantly impacted by the weakening of the U.S. Dollar compared to the Canadian Dollar, the Euro, and the British Pound during 2007 compared to 2006. Our foreign currency exposure principally relates to the remeasurement of assets and liabilities of our international operations that are recorded in a currency other than the U.S. Dollar. Also included in other income (expense) in 2007 was a gain of $1.0 million from the settlement of litigation against a former material supplier.

Interest Income and Interest Expense.  Interest income increased to $4.8 million in 2007 compared to $3.2 million in 2006. The increase in interest income was due to an overall increase in the level of cash and short-term investments on hand compared to the prior year. The average effective rate was 4.8% in 2007 compared to 5.0% in 2006. Interest expense increased to $1.3 million in 2007 compared to $0.7 million in the prior year.

Provision for Income Taxes.  Income tax expense increased by $7.2 million as a result of pretax income of $142.5 million in 2007 compared to pretax income from continuing operations of $118.3 million in 2006. The effective income tax rate for 2007 was 35.0% compared to 36.0% in 2006. The decrease in the 2007 effective rate is primarily the result of a favorable deduction for qualified domestic production activities partially offset by higher relative state taxes associated with greater U.S. income. The effective tax rate for 2006 was greater than the Federal statutory rate primarily due to the effect of state income taxes.

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

During the second quarter of 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the authorized agent. The Company revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine the extent to which any claims may be invalid or may not be supported by adequate documentation. In response to the investigation noted above, the Company suspended the filing of new duty drawback claims through the third quarter of 2007. The Company is fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, the Company is currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine the extent to which any claims may have been invalid or may not have been supported with adequate documentation. The Company is attempting to provide additional or supplemental documentation to U.S. Customs to support such previously filed claims. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, the Company recorded charges totaling $0.8 million and $7.2 million to Cost of Sales during 2008 and 2007, respectively. These charges were determined in accordance with SFAS No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of these amounts, $7.3 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. The Company has repaid $1.1 million to U.S. Customs for invalid claims through December 31 2008. As a result of these payments, the Company’s liability totaled $6.2 million as of December 31, 2008. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed during the fourth quarter of 2007 totaled $1.7 million. Claims filed during 2008 totaled $1.3 million. As a result of the open investigation discussed above, we have not recognized any credits to Cost of Sales upon the filing of these new claims. We intend to record these credits on a “cash basis,” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Outlook

We believe that 2009 will be a challenging year. We anticipate that our operating income for 2009, as compared to 2008, will be negatively impacted by lower mill product shipments, lower average realized selling prices, and our continued infrastructure investments as we position the Company to support the ramp-up of our long-term supply agreements.

Backlog.  Our order backlog for all markets was approximately $400 million as of December 31, 2008, compared to $545 million at December 31, 2007. Of the backlog at December 31, 2008, approximately $358 million is likely to be realized during 2009. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirements contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements, that are not included in backlog until a specific release into production or a firm delivery date has been established.

Liquidity and Capital Resources

In connection with our long-term supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are undertaking several capital expansions. During 2007, we announced plans to construct a premium-grade titanium sponge facility in Hamilton, Mississippi, with anticipated capital spending of approximately $300 million. In addition, we announced plans to construct a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $100 million. In light of current economic uncertainties and the overall softening within the industry, we have delayed the construction of these facilities and now expect them to become operational, pending market conditions, during 2011. We anticipate the majority of the capital expenditures related to these facilities, pending market conditions, will occur in 2010 and 2011.

In connection with these capital expansion programs and the continuing uncertainties in the credit markets, we completed the first amendment of our $240 million credit agreement in September 2008. The amendment replaced our $240 million revolving credit facility with a $225 million term loan, on which we have fully borrowed, and a $200 million revolving credit facility. The principal on the term loan will be repaid in quarterly installments beginning in 2010 with 20% of the principal balance being repaid in both 2010 and 2011 and the remaining 60% being repaid in 2012. The credit agreement contains covenants which, among other things, require us to maintain a leverage ratio of no greater than 3.25 to 1.00 and an interest coverage ratio of not less than 2.0 to 1.0. As of December 31, 2008, we were in compliance with these covenants.

We expect that our cash and cash equivalents of $284 million, our cash flows from operations, and our undrawn $200 million revolving credit facility will provide us sufficient liquidity to meet our operating needs, debt service requirements, and complete our capital expansion projects.

Cash provided by (used in) operating activities.  Cash provided by operating activities was $83.0 million and $45.6 million for the years ended December 31, 2008 and 2007, respectively. The increase was the result of significant improvements in the level of working capital, principally related to the reduction of our inventories and the collection of our receivables, as well as increased advance payments received on long-term projects during 2008 compared to the prior year.

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

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities was $(125.6) million and $20.6 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash used by investing activities is principally related to increased capital spending on our capital expansion projects during 2008. Capital expenditures related to our new sponge plant and our new rolling and forging facility totaled $48.0 million and $16.3 million, respectively, in 2008. Cash provided (used in) investing activities was impacted in 2007 by the liquidation of our variable rate demand securities (“VRDS”) due to the continuing credit market uncertainties and reinvestment of those proceeds into highly liquid Money Market Funds that are classified as cash equivalents.

Cash provided by (used in) investing activities was $20.6 million and $(118.3) million for the years ended December 31, 2007 and 2006, respectively. During 2007, we liquidated our VRDS due to the continuing credit market uncertainties and reinvested the proceeds into highly liquid Money Market Funds that are classified as cash equivalents. The cash increase from liquidating our VRDS portfolio was partially offset by increased spending related to our on-going capital expansion programs in support of the JSF, Airbus, and Boeing 787 programs.

Cash provided by financing activities.  Cash provided by financing activities was $218.8 million and $3.7 million for the years ended December 31, 2008 and 2007, respectively. Cash provided by financing activities during 2008 was primarily driven by the proceeds from the $225 million term loan, offset by repayments made on the Claro Credit Agreement and financing fees paid in connection with the new term loan. For further information on our credit agreements, see the section titled “Credit Agreements” below.

Cash provided by financing activities was $3.7 million and $21.6 million for the years ended December 31, 2007 and 2006, respectively. Cash provided by financing activities during 2007 was primarily driven by the proceeds from the exercise of employee stock options and borrowings on our interest-free loan agreement, offset by repayments made on the Claro Credit Agreement and financing fees paid in connection with our $240 million credit facility.

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments and other post-retirement benefit obligations as of December 31, 2008 (in millions):

	Contractual Obligations
	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt(1)(7)	$9.3	$53.9	$52.6	$140.6	$1.7	$8.1	$266.2
Operating leases(2)	4.0	3.1	2.0	1.6	0.7	—	11.4
Capital leases(2)	0.1	—	—	—	—	—	0.1

Total contractual obligations	$13.4	$57.0	$54.6	$142.2	$2.4	$8.1	$277.7

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2009	2010	2011	2012	2013	Thereafter	Total

Long-term supply agreements(3)(8)	$64.0	$83.4	$88.1	$90.7	$92.1	$138.6	$556.9
Purchase obligations(4)	95.9	64.8	8.5	9.1	9.1	—	187.4
Standby letters of credit(5)	2.5	—	—	—	—	—	2.5

Total commercial commitments	$162.4	$148.2	$96.6	$99.8	$101.2	$138.6	$746.8

	Other Post-Retirement Benefits
	2009	2010	2011	2012	2013	2014-2018	Total

Other post-retirement benefits(6)	$2.6	$2.6	$2.6	$2.6	$2.5	$12.1	$25.0

	Tax Obligations
	2009	2010	2011	2012	2013	Thereafter	Total

FIN 48 tax obligations(9)	$—	$—	$—	$—	$—	$3.3	$3.3

(1)	See Note 6 to the Company’s Consolidated Financial Statements.

(2)	See Note 8 to the Company’s Consolidated Financial Statements.

(3)	Amounts represent commitments for which contractual terms exceed twelve months.

(4)	Amounts primarily represent purchase commitments under purchase orders.

(5)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(6)	The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when incurred. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2009 through 2018 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.

(7)	Amounts represent principal and interest on the Company’s two long-term credit agreements and the Claro Interest-Free Loan Agreement.

(8)	In February 2007, the Company entered into a new contract for the long-term supply of titanium sponge, the primary raw material for our Titanium Group, with a Japanese supplier. This agreement runs through 2016 and will provide the Company with supply of up to 13 million pounds of titanium sponge annually, beginning in 2009. The Company has agreed to purchase a minimum of 10 million pounds annually for the five year period commencing in 2010. During the latter years of the contract, quantities can be reduced by the election of various options by both parties. Future obligations were determined based on current prices as prices are negotiated annually. Purchases under the contract are denominated in U.S. Dollars.

(9)	These amounts are included in the “Thereafter” column as it cannot be reasonably estimated when these amounts may be settled.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Credit Agreements

On September 8, 2008, the Company entered into the first amendment of its existing credit agreement (the “Credit Agreement”) dated September 27, 2007. The amended Credit Agreement replaced our $240 million revolving credit facility with a term loan in the amount of $225 million and a revolving credit facility in the amount of $200 million. The principal on the term loan will be repaid in quarterly installments beginning in 2010 with 20% of the principal balance being repaid in both 2010 and 2011 and the remaining 60% being repaid in 2012.

Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, we pay a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement contains covenants which, among other things, require us to maintain a leverage ratio of no greater than 3.25 to 1.00 and an interest coverage ratio of not less than 2.0 to 1.0. As of December 31, 2008, we were in compliance with these covenants. We may prepay the borrowings under the Credit Agreement in whole or in part, at any time, without a prepayment penalty. As of December 31, 2008, we had no borrowings outstanding under the $200 million revolving credit facility and had fully borrowed against the $225 million term loan.

As of December 31, 2008, our wholly-owned Canadian subsidiary, Claro, maintained a Credit Agreement (the “Claro Agreement”) with National City Bank, Canada Branch that provided for an unsecured $16.0 million Canadian credit facility. At December 31, 2008 exchange rates, this agreement allows for borrowings of up to $13.1 million U.S. Dollars. The Claro Agreement bears interest at a rate ranging from Canadian Dollar Offered Rate (“CDOR”) plus 0.65% to CDOR plus 2.25% or Canadian Prime minus 0.75% to Canadian Prime plus 0.75%, dependent upon our leverage ratio. The Claro Agreement operated as a revolving credit facility until July 1, 2007, at which time the outstanding principal and interest were converted to a ten-year term loan effective July 1, 2007, to be repaid in 39 equal quarterly principal and interest payments (based on a 15-year amortization schedule) and a final balloon payment of outstanding principal and interest. On September 8, 2008, the Claro Agreement was amended to conform it to the Credit Agreement. As of December 31, 2008, outstanding borrowings totaled $11.8 million (U.S.) under the Claro Agreement.

As of December 31, 2008, Claro maintained an interest-free loan agreement which allows for borrowings of up to $5.2 million Canadian Dollars. At December 31, 2008 exchange rates, this agreement allows for borrowings of up to $4.2 million U.S. Dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at our Claro facility in Montreal, Canada. Under the terms of the loan, principal will be repaid in 60 equal, monthly and consecutive payments beginning in March 2009. At December 31, 2008, we had borrowings totaling $3.0 million (U.S.) under this agreement. We anticipate utilizing all availability associated with this credit facility by the end of 2009.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 became effective as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on our Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 provides for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective as of January 1, 2009. We do not expect the adoption of SFAS 161 to have a material effect on our Consolidated Financial Statements.

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

Acquisitions

We continuously evaluate potential acquisition candidates to determine if they are likely to increase our earnings and value. We evaluate such potential acquisitions on the basis of their ability to enhance or improve our existing operations or capabilities, as well as the ability to provide access to new markets and/or customers for our products. We may make acquisitions using available cash resources, borrowings under our existing credit facility, new debt financing, our Common Stock, joint venture/partnership arrangements, or any combination of the above. We did not make any acquisitions during 2008, 2007, or 2006.

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

Management evaluates the recoverability of goodwill by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information. The carrying value of goodwill at December 31, 2008 and 2007 was $48.0 million and $50.8 million, respectively. Management relies on its estimate of cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall conditions, sales volumes and prices, costs of production, and working capital changes. The discounted cash flow evaluation is completed annually in the fourth quarter, absent any events throughout the year which would indicate potential impairment. If an event were to occur that indicated a potential impairment, we would perform a discounted cash flow evaluation prior to the fourth quarter.

There have been no impairments to date; however, uncertainties or other factors that could result in a potential impairment in future periods may include continued long-term delays or a significant decrease in expected demand related to the Boeing 787 program, as well as any cancellation of one of the major aerospace programs the Company currently supplies, including the Joint Strike Fighter (“JSF”) program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these new programs in a cost efficient manner may also impact the results of a future impairment test.

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

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The rate was determined by taking into consideration a Dedicated Bond Portfolio model in order to select a discount rate that best matches the expected payment streams of the future payments. Under this model, a hypothetical bond portfolio is constructed with cash flows that are expected to settle the benefit payment stream from the plans. The portfolio is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on those bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio. We increased our discount rate used to determine our future benefit obligation to 6.70% at December 31, 2008 from 6.25% at December 31, 2007.

The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 6.70% used at December 31, 2008 would have the following effect on the defined benefit plans:

	−.25%	+.25%

Effect on total projected benefit obligation (PBO) (in millions)	$2.8	$(2.8)
Effect on subsequent years periodic pension expense (in millions)	$0.2	$(0.2)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an 8.5% expected rate of return in both 2008 and 2007.

Our defined benefit pension plans weighted-average asset allocations at December 31 by asset category are summarized in the following table:

	2008	2007

Asset category:
Equity securities	50%	56%
Debt securities and other short-term investments	49%	42%
Cash	1%	2%

Total	100%	100%

Our target asset allocations as of December 31, 2008 by asset category are summarized in the following table:

Asset category:
Equity securities	56%
Debt securities and other short-term investments	42%
Cash	2%

Total	100%

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2009	$8.2	$2.6	$3.0
2010	8.2	2.6	3.0
2011	8.3	2.6	3.0
2012	8.4	2.6	3.0
2013	8.5	2.5	3.0
2014 to 2018	44.0	12.1	14.3

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

During the years-ended December 31, 2008 and December 31, 2007, we made cash contributions totaling $4.9 million and $10.0 million, respectively, to our Company-sponsored pension plans. Due to the decrease in plan asset values during 2008, we are currently assessing the impact of the recent market performance on our future funding requirements. While we do not expect to have a minimum funding requirement during 2009, we will consider making a significant discretionary contribution of up to $20 million during 2009 to maintain our desired funding status.

Environmental Liabilities.  We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During 2008, 2007, and 2006, the Company paid approximately $1.5 million, $1.8 million, and $2.3 million, respectively, against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental-related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, Environmental Remediation Liabilities and SFAS No. 5, Accounting for Contingencies.

Given the status of the proceedings at certain of our sites, and the evolving nature of environmental laws, regulations, and remediation techniques, our ultimate obligation for investigative and remediation costs cannot be predicted. It is our policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, we accrue the amount we determine to be the most likely amount within that range.

Based on available information, we believe that our share of possible environmental-related costs is in a range from $1.6 million to $3.1 million in the aggregate. At December 31, 2008 and 2007, the amount accrued for future environmental-related costs was $2.3 million and $2.9 million, respectively. Of the total amount accrued at December 31, 2008, approximately $2.1 million is expected to be paid out within one year and is included in the other accrued liabilities line on the balance sheet. The remaining $0.2 million is recorded in other noncurrent liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to market risk arising from changes in commodity prices as a result of our long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed or formula-determined pricing arrangements, effectively obligate us to bear the risk of (i) increased raw material and other costs to us that cannot be passed on to our customers through increased product prices or (ii) decreasing raw material costs to our suppliers that are not passed on to us in the form of lower raw material prices.

Interest Rate Risk

We are exposed to market risk from changes in interest rates related to indebtedness. All of our borrowings accrue interest at variable rates with spreads to prime rates, LIBOR or CDOR. At December 31, 2008, we had $239.9 million of such variable rate debt. We believe the carrying amount of such debt approximates the fair value. Since the interest rate on the debt floats with the short-term market rate of interest, we are exposed to the risk that these interest rates may increase, raising our interest expense in situations where the interest rate is not capped. As of December 31, 2008, we had entered into several interest rate swap agreements, with notional amounts totaling $146.3 million, to manage our interest rate risk related to our $225.0 million term loan. As such, a one percentage point increase in interest rates would result in increased annual financing costs of approximately $0.9 million.

At December 31, 2008, we had approximately $2.5 million outstanding in Letters of Credit under our Credit Agreement. We had no outstanding Letters of Credit under our Claro Credit Agreement.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange exposure for purchases of raw materials, equipment, and services, including wages, which are denominated in currencies other than the U.S. Dollar, as well as non-U.S. Dollar denominated sales. However, the majority of our sales are made in U.S. Dollars, which minimizes our exposure to foreign currency fluctuations. In addition, we currently have $18.1 million (CAD) of Canadian Dollar denominated debt which is subject to exchange rate risk. From time to time, we may use forward exchange contracts to manage these transaction risks.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RTI International Metals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 18, 2009

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007	2006

Net sales	$609,900	$626,799	$505,389
Cost and expenses:
Cost of sales	442,626	418,671	332,530
Selling, general, and administrative expenses	77,762	65,317	56,110
Research, technical, and product development expenses	2,120	1,650	1,496

Operating income	87,392	141,161	115,253
Other income (expense)	1,527	(2,134)	540
Interest income	3,262	4,764	3,172
Interest expense	(4,206)	(1,324)	(674)

Income before income taxes	87,975	142,467	118,291
Provision for income taxes	32,280	49,836	42,591

Net income	$55,695	$92,631	$75,700

Earnings per share:
Basic	$2.44	$4.04	$3.34

Diluted	$2.42	$4.00	$3.29

Weighted-average shares outstanding:
Basic	22,872,075	22,930,768	22,657,225

Diluted	22,987,503	23,154,194	23,037,096

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$284,449	$107,505
Receivables, less allowance for doubtful accounts of $2,260 and $613	79,778	102,073
Inventories, net	274,330	296,559
Deferred income taxes	29,456	12,969
Other current assets	11,109	2,951

Total current assets	679,122	522,057
Property, plant, and equipment, net	271,062	157,355
Goodwill	47,984	50,769
Other intangible assets, net	13,196	17,476
Deferred income taxes	15,740	6,059
Other noncurrent assets	2,099	1,568

Total assets	$1,029,203	$755,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,422	$46,666
Accrued wages and other employee costs	20,452	22,028
Billings in excess of costs and estimated earnings	22,352	21,573
Current portion of long-term debt	1,375	1,090
Current liability for post-retirement benefits	2,632	2,660
Current liability for pension benefits	121	5,962
Other accrued liabilities	18,167	16,171

Total current liabilities	119,521	116,150
Long-term debt	238,550	16,506
Noncurrent liability for post-retirement benefits	30,732	31,019
Noncurrent liability for pension benefits	26,535	8,526
Deferred income taxes	154	69
Other noncurrent liabilities	11,777	7,230

Total liabilities	427,269	179,500

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,688,010 and 23,610,746 shares issued; 23,004,136 and 23,105,708 shares outstanding	237	236
Additional paid-in capital	307,604	302,075
Treasury stock, at cost; 683,874 and 505,038 shares	(16,891)	(7,801)
Accumulated other comprehensive loss	(46,352)	(20,367)
Retained earnings	357,336	301,641

Total shareholders’ equity	601,934	575,784

Total liabilities and shareholders’ equity	$1,029,203	$755,284

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net income	$55,695	$92,631	$75,700
Adjustment for non-cash items included in net income:
Depreciation and amortization	20,201	15,712	14,292
Deferred income taxes	(18,186)	(27,512)	13,090
Stock-based compensation	5,155	6,686	4,606
Excess tax benefits from stock-based compensation activity	(215)	(4,235)	(5,102)
Loss (gain) on disposal of property, plant, and equipment	2	506	229
Other	1,722	(893)	(38)
Changes in assets and liabilities:
Receivables	13,972	(6,843)	(36,639)
Inventories	13,138	(50,985)	(18,367)
Accounts payable	(6,352)	10,659	6,356
Income taxes payable	644	(242)	7,300
Billings in excess of costs and estimated earnings	4,690	561	7,805
Other current assets and liabilities	(6,972)	17,378	10,918
Other assets and liabilities	(535)	(7,785)	3,521

Cash provided by operating activities	82,959	45,638	83,671

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	—	523	115
Purchase of investments	—	(1,408)	(85,035)
Proceeds from sale of investments	—	86,442	2,410
Capital expenditures	(125,590)	(64,934)	(35,836)

Cash provided by (used in) investing activities	(125,590)	20,623	(118,346)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	137	1,760	3,694
Borrowings on long-term debt	227,050	1,561	13,729
Repayments on long-term debt	(1,081)	(533)	—
Excess tax benefits from stock-based compensation activity	215	4,235	5,102
Purchase of common stock held in treasury	(9,090)	(2,516)	(896)
Proceeds from government grants	2,842	—	—
Financing fees	(1,313)	(845)	—

Cash provided by financing activities	218,760	3,662	21,629
Effect of exchange rate changes on cash and cash equivalents	815	(2,444)	(281)

Increase (decrease) in cash and cash equivalents	176,944	67,479	(13,327)
Cash and cash equivalents at beginning of period	107,505	40,026	53,353

Cash and cash equivalents at end of period	$284,449	$107,505	$40,026

Supplemental cash flow information:
Cash paid for interest	$4,076	$883	$321

Cash paid for income taxes	$61,705	$80,782	$16,450

Non-cash investing and financing activities:
Issuance of Common Stock for restricted stock awards	$3,125	$4,944	$2,475

Capital lease obligations incurred	$13	$137	$92

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Shareholders’ Equity
(In thousands, except share and per share amounts, unless otherwise indicated)

							Accumulated Other
							Comprehensive Income
							(Loss)
							Net Unrealized Gain
							(Loss) From
	Common Stock		Additional					Minimum	Foreign
	Shares		Paid-In	Deferred	Treasury	Retained	Derivative	Pension	Currency
	Outstanding	Amount	Capital	Comp.	Stock	Earnings	Instruments	Liability	Translation	Total

Balance at December 31, 2005	22,692,047	$231	$278,690	$(3,078)	$(4,389)	$133,310	$—	$(27,729)	$2,617	$379,652
Net income	—	—	—	—	—	75,700	—	—	—	75,700
Foreign currency translation	—	—	—	—	—	—	—	—	(433)	(433)
Adjustment to excess minimum pension net of tax	—	—	—	—	—	—	—	5,125	—	5,125

Comprehensive income										80,392
Shares issued for directors’ compensation	5,904	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	46,860	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,606	—	—	—	—	—	—	4,606
Treasury stock purchased at cost	(19,871)	—	—	—	(896)	—	—	—	—	(896)
Exercise of employee options	255,985	2	3,692	—	—	—	—	—	—	3,694
Forfeiture of restricted stock awards	(8,900)	—	—	—	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	5,538	—	—	—	—	—	—	5,538
SFAS 123(R) reclassification	—	—	(3,078)	3,078	—	—	—	—	—	—
SFAS 158 adjustment, net of tax	—	—	—	—	—	—	—	(10,806)	—	(10,806)

Balance at December 31, 2006	22,972,025	$234	$289,448	$—	$(5,285)	$209,010	$—	$(33,410)	$2,184	$462,181
Net income	—	—	—	—	—	92,631	—	—	—	92,631
Foreign currency translation	—	—	—	—	—	—	—	—	7,821	7,821
Change in unrecognized losses and prior service costs related to pension and postretirement benefit plans, net of tax	—	—	—	—	—	—	—	3,038	—	3,038

Comprehensive income										103,490
Shares issued for directors’ compensation	5,279	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	57,946	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	6,686	—	—	—	—	—	—	6,686
Treasury stock purchased at cost	(32,195)	—	—	—	(2,516)	—	—	—	—	(2,516)
Exercise of employee options	102,653	1	1,759	—	—	—	—	—	—	1,760
Tax benefits from stock-based compensation activity	—	—	4,182	—	—	—	—	—	—	4,182

Balance at December 31, 2007	23,105,708	$236	$302,075	$—	$(7,801)	$301,641	$—	$(30,372)	$10,005	$575,784
Net income	—	—	—	—	—	55,695	—	—	—	55,695
Foreign currency translation	—	—	—	—	—	—	—	—	(13,711)	(13,711)
Unrecognized losses on derivatives (interest rate swaps), net of tax	—	—	—	—	—	—	(3,325)	—	—	(3,325)
Change in unrecognized losses and prior service costs related to pension and postretirement benefit plans, net of tax	—	—	—	—	—	—	—	(8,949)	—	(8,949)

Comprehensive income										29,710
Shares issued for directors’ compensation	11,912	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	53,750	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	5,155	—	—	—	—	—	—	5,155
Treasury stock purchased at cost	(178,836)	—	—	—	(9,090)	—	—	—	—	(9,090)
Exercise of employee options	11,602	—	137	—	—	—	—	—	—	137
Tax benefits from stock-based compensation activity	—	—	237	—	—	—	—	—	—	237

Balance at December 31, 2008	23,004,136	$237	$307,604	$—	$(16,891)	$357,336	$(3,325)	$(39,321)	$(3,706)	$601,934

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

Principles of consolidation:

The Consolidated Financial Statements include the accounts of RTI International Metals, Inc. and wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Prior year amounts may be reclassified to conform to current year presentation.

Use of estimates:

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, inventories, duty drawback, property, plant, and equipment, goodwill, pensions, post-retirement benefits, worker’s compensation, derivative fair values, environmental liabilities, and income taxes.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Receivables:

Receivables are carried at net realizable value. Estimates are made as to the Company’s ability to collect outstanding receivables, taking into consideration the amount, customers’ financial condition and age of the debt. The Company ascertains the net realizable value of amounts owed and provides an allowance when collection becomes doubtful. Receivables are expected to be collected in the normal course of business and consisted of the following:

	December 31,
	2008	2007

Trade and commercial customers	$82,038	$102,686
Less: Allowance for doubtful accounts	(2,260)	(613)

Total receivables	$79,778	$102,073

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 61% and 60% of the Company’s inventories as of December 31, 2008 and 2007, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. The Company recorded a LIFO decrement totaling $3,631 for the year ended December 31, 2008. There was no LIFO decrement for the year ended December 31, 2007.

Inventories consisted of the following:

	December 31,
	2008	2007

Raw materials and supplies	$124,689	$114,967
Work-in-process and finished goods	228,745	267,462
LIFO reserve	(79,104)	(85,870)

Total inventories	$274,330	$296,559

As of December 31, 2008 and 2007, the current cost of inventories exceeded their carrying value by $79,104 and $85,870, respectively. The Company’s FIFO inventory value approximates current costs.

Property, plant, and equipment:

The cost of property, plant, and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the year ended December 31, 2008, the Company capitalized $0.1 million of interest expense related to its major capital expansion projects. The Company did not capitalize interest for the year ended December 31, 2007 as the amount was immaterial.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2008	2007

Land	$5,274	$3,241
Buildings and improvements	63,775	64,613
Machinery and equipment	221,217	188,514
Computer hardware and software, furniture and fixtures, and other	49,302	45,042
Construction in progress	136,803	49,196

	$476,371	$350,606
Less: Accumulated depreciation	(205,309)	(193,251)

Total property, plant, and equipment, net	$271,062	$157,355

In general, depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $19,218, $14,764, and $13,191, respectively. Depreciation and amortization are generally recorded over the following useful lives:

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

Under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized; however, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

There have been no impairments to date; however, uncertainties or other factors that could result in a potential impairment in future periods may include continued long-term delays or a significant decrease in expected demand related to the Boeing 787 program, as well as any cancellation of one of the major aerospace programs the Company currently supplies, including the Joint Strike Fighter (“JSF”) program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test.

Intangible assets consist of customer relationships as a result of our 2004 acquisition of Claro Precision, Inc. (“Claro”). These intangible assets, which were recorded at fair value, are being amortized over 20 years. In the event

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Amortization expense related to intangible assets subject to amortization was $983, $948, and $991 for the years ended December 31, 2008, 2007, and 2006. Estimated annual amortization expense is expected to be approximately $838 for each of the next five successive years.

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2007 and 2008 was as follows:

	December 31,	Translation	December 31,
	2007	Adjustment	2008

Titanium Group	$2,548	$—	$2,548
Fabrication Group	38,388	(2,785)	35,603
Distribution Group	9,833	—	9,833

Total goodwill	$50,769	$(2,785)	$47,984

Intangibles.  There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2007 and 2008. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2007 and December 31, 2008 was as follows:

	December 31,		Translation	December 31,
	2007	Amortization	Adjustment	2008

Fabrication Group	$17,476	$(983)	$(3,297)	$13,196

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company uses the completed contract accounting method for long-term contracts which results in the deferral of costs. This amount is included in “Inventories” on the Consolidated Balance Sheets. This amount was $5,033 in 2008 and $4,677 in 2007. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Research and development:

Research and development costs are expensed as incurred. These costs amounted to $2,120, $1,650, and $1,496 in 2008, 2007, and 2006, respectively.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Income taxes:

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities multiplied by the enacted tax rates which will be in effect when these differences are expected to reverse. In addition, deferred tax assets may arise from net operating losses (“NOLs”) and tax credits which may be carried back to obtain refunds or carried forward to offset future cash tax liabilities.

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

Foreign currencies:

For our foreign subsidiaries in the United Kingdom and France whose functional currency is the U.S. Dollar, monetary assets and liabilities are remeasured at current rates, non-monetary assets and liabilities are remeasured at historical rates, and revenues and expenses are translated at average rates on a monthly basis throughout the year. Resulting differences from the remeasurement process are recognized in income and reported as other income.

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

As of December 31, 2008, the Company had entered into several interest rate swap agreements, with notional amounts totaling $146.3 million, to manage its interest rate risk related to its $225.0 million term loan. These interest rate swap agreements were accounted for as cash flow hedges under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as the interest rate swap agreements are expected to be highly effective at offsetting the variable cash flows related to interest payments on the term loan. At December 31, 2008, the interest rate swap agreements had a fair value totaling ($5.4) million. For further information on the Company’s derivative financial instruments, see Note 14 to the Company’s Consolidated Financial Statements.

Stock-based compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2008, 2007 and 2006 included: (a) compensation cost for all share-based payment arrangements granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payment

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) requires the cash flows resulting from the windfall tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash inflows for periods subsequent to adoption. For the years ended December 31, 2008, 2007 and, 2006, operating cash flows were decreased, and financing cash flows were increased, by $215, $4,235 and $5,102 respectively.

Prior to the adoption of SFAS 123(R), the Company applied a “straight-line vesting” approach to recognizing compensation cost for restricted stock awards with graded vesting. For stock option awards with graded vesting, the Company had applied a “graded vesting” approach in recognizing pro forma compensation cost. An accounting policy decision was required to select one method for all stock-based compensation awards upon the adoption of SFAS 123(R). The Company elected to utilize the “graded vesting” approach for all awards granted subsequent to adoption. For awards granted prior to adoption, the Company must continue to use the vesting method previously established.

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

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $5,155, $6,686, and $4,606 for the years ended December 31, 2008, 2007, and 2006, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $1,892, $2,339, and $1,658 for the years ended December 31, 2008, 2007, and 2006, respectively. There was no compensation cost capitalized in inventory or fixed assets for the years ended December 31, 2008, 2007, or 2006.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 became effective as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 provides for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective as of January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material effect on its Consolidated Financial Statements.

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

Earnings per share amounts for each period are presented in accordance with SFAS No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share is calculated by dividing net income by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006

Numerator:
Net Income	$55,695	$92,631	$75,700
Denominator:
Basic weighted-average shares outstanding	22,872,075	22,930,768	22,657,225
Effect of dilutive shares	115,428	223,426	379,871

Diluted weighted-average shares outstanding	22,987,503	23,154,194	23,037,096

Basic earnings per share:
Basic	$2.44	$4.04	$3.34
Diluted	$2.42	$4.00	$3.29

For the year ended December 31, 2008, options to purchase 192,794 shares of Common Stock, at an average price of $57.79, have been excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. For the year ended December 31, 2007, options to purchase 58,185 shares of Common Stock, at an average price of $77.57, have been excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. There were no options to purchase shares of Common Stock excluded from the calculation of earnings per share for the year ended December 31, 2006.

Note 4—	INCOME TAXES:

The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense (benefit):

	December 31, 2008			December 31, 2007			December 31, 2006
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$42,189	$(10,100)	$32,089	$64,873	$(19,007)	$45,866	$25,736	$13,860	$39,596
State	5,445	(3,474)	1,971	9,460	(1,767)	7,693	2,447	1,601	4,048
Foreign	2,832	(4,612)	(1,780)	3,015	(6,738)	(3,723)	1,318	(2,371)	(1,053)

Total	$50,466	$(18,186)	$32,280	$77,348	$(27,512)	$49,836	$29,501	$13,090	$42,591

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2008	2007	2006

United States	$103,045	$157,558	$122,813
Foreign	(15,070)	(15,091)	(4,522)

	$87,975	$142,467	$118,291

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2008	2007	2006

Statutory rate of 35% applied to income before income taxes	$30,791	$49,864	$41,402
State income taxes, net of federal tax effects	1,017	5,543	2,656
Adjustments of tax reserves and prior years’ income taxes	950	(464)	(466)
Effects of foreign operations	1,439	(614)	(301)
Manufacturing deduction	(2,161)	(3,612)	(564)
Other	244	(881)	460
Valuation allowance	—	—	(596)

Total provision	$32,280	$49,836	$42,591

Effective tax rate	36.7%	35.0%	36.0%

The increase in the effective tax rate in 2008 compared to 2007 was primarily the result of changes in the relative mix of U.S. and foreign income, an absence of tax exempt investment income in 2008 that was present in 2007, and an increase in unrecognized tax benefits.

In 2007, the manufacturing deduction increased to 6% of qualifying activities from 3% in 2006, and provided a significantly greater benefit due to reversing taxable temporary differences that resulted in substantially higher qualifying income in 2007.

In 2006, Reamet, the Company’s wholly owned French subsidiary, distributed a $4.3 million dividend allowing full utilization of foreign tax credit carryovers that were previously impaired. As a result, the related valuation allowance was released.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2008	2007

Deferred tax assets:
Inventories	$18,619	$3,182
Postretirement benefit costs	13,326	13,339
Employment costs	7,802	7,539
Duty drawback claims	2,310	1,605
Canadian tax loss carryforwards (expiring 2014 through 2027)	9,453	7,619
Pension costs	3,053	1,399
Interest rate swap	2,244	—
Unrealized foreign exchange loss	1,032	—
Start-up costs	1,232	35
Other	3,179	1,552

Total deferred tax assets	62,250	36,270
Valuation Allowance	(1,032)	—

Net deferred tax assets	61,218	36,270
Deferred tax liabilities:
Property, plant and equipment	(9,996)	(8,875)
Intangible assets	(5,693)	(6,824)
Unrealized foreign exchange gain	—	(1,202)
Other	(487)	(410)

Total deferred tax liabilities	(16,176)	(17,311)

Net deferred tax asset	$45,042	$18,959

The Company’s Canadian subsidiary has generated losses since it was acquired late in 2004. Although recent losses generally indicate a risk that tax carryforwards may be impaired, management believes firm sales contracts, including a $1 billion supply contract with a major aerospace manufacturer that will be substantially sourced from its Canadian subsidiary, will generate sufficient taxable income to permit utilization of the loss carryforwards. The magnitude of the firm contracts, certain favorable contract terms that mitigate the risk of raw material price fluctuations, and the length of time over which the losses are available to offset future income has led management to conclude it is more likely than not that sufficient taxable income will exist in future periods to realize the subsidiary’s net deferred tax asset of $5.6 million. Management regularly reevaluates assumptions underlying this assessment and will make adjustments in future periods to the extent necessary.

The Company recognizes the deferred tax impact of the unrealized foreign exchange gain or loss on a US dollar denominated intercompany debt with its Canadian subsidiary in other comprehensive income. Due to fluctuations in the exchange rate, the previous unrealized foreign exchange gain became an unrealized foreign exchange loss at December 31, 2008, resulting in a net deferred tax asset of $1.0 million at December 31, 2008. The unrealized foreign exchange loss would be a capital loss under Canadian tax law, and as such can only be utilized to offset capital gains. The company does not anticipate that its Canadian subsidiary will generate sufficient capital gain income to realize this benefit and has therefore recorded a full valuation allowance for the related deferred tax asset in other comprehensive income.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2008 is as follows:

	Unrecognized Tax Benefits
	2008	2007

Gross balance at January 1	$2,481	$2,075
Prior period tax positions
Increases	9	1
Decreases	(160)	(1,175)
Current period tax positions	920	1,580

Gross balance at December 31	$3,250	$2,481

Amount that would affect the effective tax rate if recognized	$3,095	$2,311

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statement of Operations for fiscal years 2008, 2007, and 2006, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2008 and 2007 were not material.

The Company’s unrecognized tax benefits principally relate to the price of products and services between the U.S. companies and their foreign affiliates. Such previously unrecognized tax benefits may be adjusted within the next twelve months based upon the expiration of the statute of limitations for certain open tax years, and as additional data becomes available in the public domain which will permit an update of the Company’s most recently completed transfer pricing study. Although it is not possible to estimate a range of change that may occur in the next twelve months as a result of new information, the amount of tax benefits associated with all of the jurisdictions in which the statute of limitations is scheduled to expire is approximately $500.

U.S. federal income tax returns for tax years 2004 and prior are closed to examination. Tax benefits claimed in 2004 remain open to adjustment to the extent of the 2004 net operating loss carryforward that was utilized on the 2005 federal tax return. The principal state jurisdictions that remain open to examination for tax years 2005 and forward are Pennsylvania, Ohio, and Missouri. California remains open for tax years 2004 and forward. Tax returns filed in the United Kingdom and France remain open to examination for 2006 and forward, and those in Canada remain open for 2004 and forward.

Note 5—	OTHER INCOME (EXPENSE):

Other income (expense) for the years ended December 31, 2008, 2007, and 2006 was $1,527, $(2,134), and $540 respectively. Other income (expense) consists primarily of foreign exchange gains and losses from the Company’s international operations. Also included in other income (expense) in 2007 was a gain of $1,000 from the settlement of litigation against a former material supplier.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—	LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2008	2007

RTI term loan	$225,000	$—
RTI Claro credit agreement	11,792	15,862
Interest-free loan agreement — Canada	2,995	1,734
Other	138	—

Total debt	$239,925	$17,596
Less: Current portion	(1,375)	(1,090)

Long-term debt	$238,550	$16,506

On September 8, 2008, the Company entered into the first amendment of its existing credit agreement (the “Credit Agreement”) dated September 27, 2007. The amended Credit Agreement replaces the $240 million revolving credit facility with a term loan in the amount of $225 million and a revolving credit facility in the amount of $200 million. The principal on the term loan will be repaid in quarterly installments beginning in 2010 with 20% of the principal balance being repaid in both 2010 and 2011 and the remaining 60% being repaid in 2012.

Borrowings under the Credit Agreement bear interest, at the option of the Company, at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, the Company pays a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement contains covenants which, among other things, require the Company to maintain a leverage ratio of no greater than 3.25 to 1.00 and an interest coverage ratio of not less than 2.0 to 1.0. The Company may prepay the borrowings under the Credit Agreement in whole or in part, at any time, without a prepayment penalty. As of December 31, 2008, the Company had no borrowings outstanding under the $200 million revolving credit facility and had fully borrowed against the $225 million term loan.

As of December 31, 2008, the Company’s wholly-owned, Canadian subsidiary, Claro, maintained a Credit Agreement (the “Claro Agreement”) with National City Bank, Canada Branch that provided for an unsecured $16,000 Canadian credit facility. At December 31, 2008 exchange rates, the Claro Agreement allows for borrowings of up to $13,104 U.S. Dollars. The Claro Agreement bears interest at a rate ranging from Canadian Dollar Offered Rate (“CDOR”) plus 0.65% to CDOR plus 2.25%, or Canadian Prime minus 0.75% to Canadian Prime plus 0.75%, dependent upon the Company’s leverage ratio. The Claro Agreement operated as a revolving credit facility until July 1, 2007, at which time the outstanding principal and interest were converted to a ten-year term loan to be repaid in 39 equal quarterly principal and interest payments (based on a 15-year amortization schedule) and a final balloon payment of outstanding principal and interest. On September 8, 2008, the Claro Agreement was amended to conform its covenants to the Company’s Credit Agreement. As of December 31, 2008, outstanding borrowings totaled $11,792 (U.S.) under this agreement.

As of December 31, 2008, the Company maintained an interest-free loan agreement which allows for borrowings of up to $5,175 Canadian Dollars. At December 31, 2008 exchange rates, this agreement allows for borrowings of up to $4,238 U.S. Dollars. This loan agreement was obtained through an affiliate of the Canadian government. Borrowings under this agreement are to be used for new equipment related to the capital expansion efforts at the Company’s Montreal, Canada facility. Under the terms of the loan, principal will be repaid in sixty equal, monthly and consecutive payments beginning in March 2009. At December 31, 2008, outstanding borrowings totaled $2,995 (U.S.) under this agreement.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Future maturities of long-term debt at December 31, 2008 were as follows:

2009	$1,375
2010	46,557
2011	46,502
2012	136,502
2013	1,474
Thereafter	7,515

Total	$239,925

Note 7—	EMPLOYEE BENEFIT PLANS:

The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participant’s years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other Company employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2008, 2007, and 2006, expenses related to 401(k) plans were approximately $1,204, $881, and $612, respectively.

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

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2008	2007	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$119,872	$119,603	$33,679	$35,228
Service cost	1,941	2,014	517	484
Interest cost	7,130	6,913	2,022	2,030
Actuarial gain	(7,235)	(570)	(1,394)	(2,280)
Amendment	1,414	—	—	—
Benefits paid	(13,935)	(8,088)	(2,452)	(1,955)
Plan participants’ contributions	—	—	846	—
Medicare retiree drug subsidy received	—	—	146	172

Projected benefit obligation at end of year	$109,187	$119,872	$33,364	$33,679

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$105,384	$96,738	$—	$—
Actual return on plan assets	(19,798)	6,734	—	—
Employer contributions	10,841	10,000	1,592	1,783
Medicare retiree drug subsidy received	—	—	146	172
Reimbursement to trust	39	—	—	—
Plan participants’ contributions	—	—	846	—
Benefits paid	(13,935)	(8,088)	(2,584)	(1,955)

Fair value of plan assets at end of year	$82,531	$105,384	$—	$—

Funded status	$(26,656)	$(14,488)	$(33,364)	$(33,679)

Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liabilities	$(121)	$(5,962)	$(2,632)	$(2,660)
Noncurrent liabilities	(26,535)	(8,526)	(30,732)	(31,019)

Net amount recognized	$(26,656)	$(14,488)	$(33,364)	$(33,679)

Amounts recognized in accumulated other comprehensive income consisted of:

	December 31,		December 31,
	2008	2007	2008	2007

Net actuarial loss (gain)	$55,543	$38,338	$(1,715)	$(321)
Prior service cost	3,220	2,629	6,758	7,972

Total, before tax effect	$58,763	$40,967	$5,043	$7,651

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.70%	6.25%	6.70%	6.25%
Rate of increase to compensation levels	3.80%	3.80%	3.80%	3.80%
Measurement date	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	6.25%	6.00%	6.25%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of increase to compensation levels	3.80%	3.80%	3.80%	3.80%

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

The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate was determined by taking into consideration a Dedicated Bond Portfolio model in order to select a discount rate that best matches the expected payment streams of the future payments. Under this model, a hypothetical bond portfolio is constructed with cash flows that are expected to settle the benefit payment stream from the plans. The portfolio is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on those bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio.

The components of net periodic pension and post-retirement benefit cost were as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2008	2007	2006	2008	2007	2006

Service cost	$1,941	$2,014	$2,037	$517	$484	$448
Interest cost	7,130	6,913	6,475	2,022	2,030	1,589
Expected return on plan assets	(8,874)	(8,076)	(8,058)	—	—	—
Prior service cost amortization	824	693	832	1,214	1,214	175
Amortization of actuarial loss	2,148	2,226	2,483	—	—	386
Settlement charges	2,044	—	—	—	—	—

Net periodic benefit cost	$5,213	$3,770	$3,769	$3,753	$3,728	$2,598

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

During 2008, the Company recorded a non-cash settlement charge of $2.0 million related to lump sum distributions associated with two former executives who retired in 2007.

In addition to the 2006 net periodic benefit cost of $2,598 related to the Company’s post-retirement benefit plan, the Company recorded a one-time charge of $2,700 in connection with comprehensive plan design changes made to the Plan. These design changes resulted in an amendment to the current plan to mitigate increasing costs associated with health care. There were no such plan changes in 2007 and 2008

The Company estimates that pension expense for the year ended December 31, 2009 will include expense of $2,757, resulting from the amortization of its related accumulated actuarial loss and prior service cost included in accumulated other comprehensive income at December 31, 2008.

The Company estimates that other post-retirement benefit expense for the year ended December 31, 2009 will include income of $1,213, resulting from the amortization of its prior service costs included in accumulated other comprehensive income at December 31, 2008.

The discount rate is a significant factor in determining the amounts reported. A one-quarter percentage point change in the discount rate of 6.70% used at December 31, 2008 would have the following effect on the defined benefit plans:

	−0.25%		+0.25%

Effect on total projected benefit obligation (PBO) (in millions)	+$	2.8	−$	2.8
Effect on subsequent years periodic pension expense (in millions)	+$	0.2	−$	0.2

The Company’s defined benefit pension plans’ weighted-average asset allocations at December 31 by asset category are as follows:

	2008	2007

Asset category:
Equity securities	50%	56%
Debt securities and other short-term investments	49%	42%
Cash	1%	2%

Total	100%	100%

The Company’s target asset allocation as of December 31, 2008 by asset category is as follows:

Asset category:
Equity securities	56%
Debt securities and other short-term investments	42%
Cash	2%

Total	100%

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2009	$8,168	$2,632	$2,975
2010	8,199	2,639	3,003
2011	8,297	2,638	3,021
2012	8,444	2,592	3,011
2013	8,474	2,532	2,982
2014 to 2018	43,965	12,126	14,291

The Company contributed $4.9 and $10.0 million to its qualified defined benefit pension plan in 2008 and 2007, respectively. Due to the decrease in plan asset values during 2008, the Company is currently assessing the impact of the recent market performance on its future funding requirements. While the Company does not expect to have a minimum funding requirement during 2009, it will consider making a significant discretionary contribution of up to $20 million during 2009 to maintain its desired funding status.

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

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $4,570, $3,513, and $3,090 in the years ended December 31, 2008, 2007, and 2006, respectively. Amounts recognized as capital lease obligations are reported in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.

The Company’s future minimum commitments under operating and capital leases for years after 2008 are as follows:

	Operating	Capital

2009	4,013	66
2010	3,107	39
2011	1,958	35
2012	1,564	15
2013	677	—
Thereafter	22	—

Total lease payments	$11,341	155

Less: Interest portion		(37)

Amount recognized as capital lease obligations		$118

Note 9—	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The Company reported a liability for billings in excess of costs and estimated earnings of $22,352 and $21,573 as of December 31, 2008 and 2007, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 10—	TRANSACTIONS WITH RELATED PARTIES:

The Company has not made any significant transactions with related parties for the years ended December 31, 2008, 2007, and 2006.

Note 11—	SEGMENT REPORTING:

SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments in an enterprise’s financial statements. Under SFAS 131, operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is a function of a team consisting of the Chief Executive Officer and the Chief Operating Officer.

Effective July 1, 2008, the Company introduced a new operating and financial reporting structure. Under the new structure, the Company separated its fabrication and distribution businesses into two segments in order to better position the Company to produce and offer customers a full range of value-added mill products, provide greater accountability for these individual operations, and drive increased transparency. As such, the Company now has three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Years Ended December 31,
	2008	2007	2006

Net sales:
Titanium Group	$202,024	$253,130	$204,881
Intersegment sales	151,910	181,200	151,983

Total Titanium Group net sales	353,934	434,330	356,864

Fabrication Group	146,816	131,961	83,056
Intersegment sales	79,027	71,664	80,418

Total Fabrication Group net sales	225,843	203,625	163,474

Distribution Group	261,060	241,708	217,452
Intersegment sales	2,628	4,349	2,896

Total Distribution Group net sales	263,688	246,057	220,348

Eliminations	233,565	257,213	235,297

Total consolidated net sales	$609,900	$626,799	$505,389

Operating income:
Titanium Group before corporate allocations	$76,883	$113,469	$86,767
Corporate allocations	(15,123)	(10,886)	(8,306)

Total Titanium Group operating income	61,760	102,583	78,461

Fabrication Group before corporate allocations	12,781	12,351	17,712
Corporate allocations	(10,744)	(8,840)	(9,665)

Total Fabrication Group operating income	2,037	3,511	8,047

Distribution Group before corporate allocations	32,561	41,716	35,529
Corporate allocations	(8,966)	(6,649)	(6,784)

Total Distribution Group operating income	23,595	35,067	28,745

Total consolidated operating income	$87,392	$141,161	$115,253

Income before income taxes:
Titanium Group	$64,814	$105,176	$80,198
Fabrication Group	(1,036)	1,832	8,697
Distribution Group	24,197	35,459	29,396

Total consolidated income before income taxes	$87,975	$142,467	$118,291

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2008	2007	2006

Revenue by Market Information:
Titanium Group
Commercial aerospace	$123,904	$153,834	$108,881
Defense	60,829	62,937	46,189
Industrial and consumer	17,291	36,359	49,811

Total Titanium Group net sales	202,024	253,130	204,881
Fabrication Group
Commercial aerospace	$55,691	$49,885	$20,375
Defense	28,193	31,491	21,562
Industrial and consumer	62,932	50,585	41,119

Total Fabrication net sales	146,816	131,961	83,056
Distribution Group
Commercial aerospace	$126,116	$109,162	$100,382
Defense	116,838	112,857	93,252
Industrial and consumer	18,106	19,689	23,818

Total Distribution Group net sales	261,060	241,708	217,452

Total consolidated net sales	$609,900	$626,799	$505,389

Geographic location of trade sales:
United States	$418,658	$466,307	$395,959
England	39,084	40,566	38,067
France	62,929	43,085	32,651
Germany	26,143	27,599	8,575
Canada	20,221	14,896	14,653
Italy	5,997	6,281	2,587
Japan	11,894	5,475	334
Spain	6,627	5,446	2,030
Other countries	18,347	17,144	10,533

Total trade sales	$609,900	$626,799	$505,389

Capital expenditures:
Titanium Group	$107,157	$39,599	$12,740
Fabrication Group	17,410	24,447	22,016
Distribution Group	1,023	888	1,080

Total capital expenditures	$125,590	$64,934	$35,836

Depreciation and amortization:
Titanium Group	$11,624	$9,539	$9,284
Fabrication Group	7,736	5,551	4,762
Distribution Group	841	622	246

Total depreciation and amortization	$20,201	$15,712	$14,292

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2008	2007

Property, plant, and equipment:
United States	$418,135	$291,101
England	4,761	3,930
France	1,437	1,253
Canada	52,038	54,322
Less: Accumulated depreciation	(205,309)	(193,251)

Property, plant, and equipment, net	$271,062	$157,355

Total assets:
Titanium Group	$374,999	$281,238
Fabrication Group	224,534	226,445
Distribution Group	155,838	145,953
General corporate assets	273,832	101,648

Total consolidated assets	$1,029,203	$755,284

In the years ended December 31, 2008, 2007, and 2006, export sales were $191,242, $160,492, and $109,400, respectively, principally to customers in Western Europe.

Substantially all of the Company’s sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. In the three years ended December 31, 2008, no single customer accounted for as much as 10% of consolidated sales, although Boeing, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products.

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2008, 2007, and 2006, the Company spent approximately $1,513, $1,842, and $2,321, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and makes adjustments in accordance with provisions of Statement

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

of Position 96-1, Environmental Remediation Liabilities and SFAS No. 5, Accounting for Contingencies (“SFAS 5”).

Given the status of the proceedings at certain of the Company’s sites and the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in its financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $1,627 to $3,114 in the aggregate. At December 31, 2008 and 2007, the amounts accrued for future environmental-related costs were $2,259 and $2,874 respectively. Of the total amount accrued at December 31, 2008, $2,121 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $138 is recorded in other noncurrent liabilities.

Historically, the Company has received contributions from various third parties, including prior owners of the Company’s property and prior customers of the Company, that have agreed to partially reimburse the Company for certain environmental-related costs. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. At December 31, 2008, the Company had not recorded any amounts for expected contributions from such third parties. See Note 16 to these Consolidated Financial Statements for a related subsequent event.

The following table summarizes the changes in assets and liabilities for the year ended December 31, 2008:

	Environmental	Environmental
	Assets	Liabilities

Balance at December 31, 2007	$863	$(2,874)
Environmental-related income (expense)	(500)	(433)
Cash paid (received)	(363)	1,048

Balance at December 31, 2008	$—	$(2,259)

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites including those discussed below.

Ashtabula River.  The Ashtabula River Partnership, a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers (“USACE”), was formed to bring about the navigational dredging and environmental restoration of the Ashtabula River. Phase I, an EPA Great Lakes Legacy Act project that removed approximately 80% of the contaminated sediment, was completed in October 2007. In January 2008, USACE announced it would remove the 20% in the remaining downstream portion of the project under the Water Resources Development Act, which was completed June 2008. The landfill still requires a cap, which should be completed in 2009. In addition, the Ashtabula River Cooperating Group II, a group of companies including the Company’s subsidiary RMI Titanium, and others have negotiated a settlement for natural resource damages to the Ashtabula River.

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

2004, the EPA issued a consent decree to RES and the final design was completed in 2008. Cleanup work is expected to commence in 2009.

Duty Drawback Investigation

The Company maintained a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent, who matched the Company’s duty paid with the export shipments through filings with the U.S. Customs and Border Protection (“U.S. Customs”), performs the recapture process.

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

During 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. The Company revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine the extent to which any claims may be invalid or may not be supported by adequate documentation. In response to the investigation noted above, the Company suspended the filing of new duty drawback claims through the third quarter of 2007. The Company is fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, the Company is currently performing an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine the extent to which any claims may have been invalid or may not have been supported with adequate documentation. The Company is attempting to provide additional or supplemental documentation to U.S. Customs to support such previously filed claims. As of the date of this filing, this review is not complete due to the extensive amount of documentation which must be examined. However, as a result of this review to date, the Company has recorded charges totaling $8.0 million to Cost of Sales, of which $7.2 million was recorded in 2007 and $0.8 million was recorded in 2008. These charges were determined in accordance with SFAS 5 and represent the Company’s current best estimate of probable loss. Of this amount, $7.3 million was recorded as a contingent current liability and $.07 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. To date, the Company has repaid to U.S. Customs $1.1 million for invalid claims. As a result of these payments, the Company’s liability totaled $6.2 million as of December 31, 2008. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional, possible risk of loss between $0 and $3.9 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed during the fourth quarter of 2007 totaled $1.7 million. Claims filed during 2008 totaled $1.3 million. As a result of the open investigation discussed above, the Company has not recognized any credits to Cost of Sales upon the filing of these new claims. The Company intends to record these credits on a “cash basis” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

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

The 2004 Stock Plan (“2004 Plan”), which was approved by a vote of the Company’s shareholders at the 2004 Annual Meeting of Shareholders, replaced two predecessor plans, the 1995 Stock Plan (“1995 Plan”) and the 2002 Non-Employee Director Stock Option Plan (“2002 Plan”).

The 2004 Plan limits the number of shares available for issuance to 2,500,000 (plus any shares covered by stock options already outstanding under the 1995 Plan and 2002 Plan that expire or are terminated without being exercised and any shares delivered in connection with the exercise of any outstanding awards under the 1995 Plan and 2002 Plan) during its ten-year term, and limits the number of shares available for grants of restricted stock to 1,250,000. The 2004 Plan expires after ten years and requires that the exercise price of stock options, stock appreciation rights, and other similar instruments awarded under the 2004 Plan be not less than the fair market value of the Company’s stock on the date of the grant award.

The restricted stock awards vest with graded vesting over a period of one to five years. Restricted stock awarded under the 2004 Plan and the predecessor plans entitle the holder to all the rights of Common Stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the forfeiture period. The stock option awards vest with graded vesting over a period of one to three years. Certain stock option and restricted stock awards provide for accelerated vesting if there is a change in control.

The fair value of stock options granted over the past three years under the 2004 Plan and the predecessor plans was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

	2008	2007	2006

Risk-free interest rate	2.81%	4.67%	4.37%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	4.0	5.0	5.0
Expected volatility	41.00%	42.00%	40.00%

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the status of the Company’s stock options as of December 31, 2008 and the activity during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (Years)	Value

Outstanding at December 31, 2007	312,916	$35.74
Granted	54,600	51.17
Forfeited	(1,235)	60.57
Expired	(1,999)	23.20
Exercised	(11,602)	11.86

Outstanding at December 31, 2008	352,680	$38.90	6.57	$238

Exercisable at December 31, 2008	228,736	$27.58	5.59	$238

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007, and 2006 was $18.26, $33.40, and $18.81, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007, and 2006 was $400, $6,839, and $10,207, respectively. As of December 31, 2008, total unrecognized compensation cost related to nonvested stock option awards granted was $727. That cost is expected to be recognized over a weighted-average period of approximately ten months.

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2008, 2007, and 2006 was $47.59, $78.19, and $46.91, respectively.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2008 and the activity during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Awards	Shares	Per Share

Nonvested at December 31, 2007	124,642	$53.01
Granted	65,662	47.59
Vested	(28,635)	49.95

Nonvested at December 31, 2008	161,669	$51.35

As of December 31, 2008, total unrecognized compensation cost related to nonvested restricted stock awards granted was $2,331. That cost is expected to be recognized over a weighted-average period of 15 months. The total fair value of restricted stock awards vested during the years ended December 31, 2008, 2007, and 2006 was $1,388, $8,295, and $3,659, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007, and 2006 was $137, $1,760, and $3,694, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2008, 2007, and 2006 was $95, $2,516, and $896, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $237, $4,182, and $5,538 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company has elected to adopt

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

the transition method described in SFAS 123(R)-3 for determining the windfall tax benefits related to share-based payment awards.

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

A summary of the Company’s performance share activity during the twelve months ended December 31, 2008 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Granted	Eligible to Receive

Oustanding at December 31, 2007	—	—
Granted	28,500	57,000

Outstanding at December 31, 2008	28,500	57,000

The fair value of the performance share awards granted is estimated by the Company at the grant date using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying market conditions and the resulting fair value of the award. The four primary inputs for the Monte Carlo model are the risk-free rate, expected dividend yield, volatility of returns, and correlation of returns. The weighted-average grant-date fair value of performance shares awarded was $64.06. The initial valuation remains fixed throughout the life of the grant regardless of the actual performance outcome.

Note 14—	FINANCIAL INSTRUMENTS:

When appropriate, the Company uses derivatives to manage its exposure to changes in interest rates. The interest differential to be paid or received is accrued as interest expense. SFAS 133 defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges under SFAS 133, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. The ineffective portions of “cash flow” hedges, if any, are recorded into current period earnings. Amounts recorded in other comprehensive income are reclassified into current period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as “fair value” hedges under SFAS 133, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

As of December 31, 2008, the Company maintained several interest rate swap agreements, with notional amounts totaling $146.3 million. The interest rate swap agreements effectively convert from floating-rate to fixed-rate the first 65% of interest payments on the Company’s $225.0 million term loan. The interest rate swap agreements amortize in connection with the amortization of the term loan and allow the Company to convert its interest expense from one-month LIBOR to a fixed rate. The interest rate swap agreements expire on September 27,

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

2012. The interest rate swap agreements are accounted for as cash flow hedges under the provisions of SFAS 133 as they are expected to be highly effective at offsetting the cash flows related interest payments on the Company’s $225.0 million term loan.

The fair values of the interest rate swap agreements are estimated utilizing the terms of the interest rate swap agreements and available market yield curves. However, because the swaps are unique and not actively traded, the fair values are classified as Level 2 estimates under the provisions of SFAS 157. At December 31, 2008, the interest rate swap agreements had a fair value of ($5.4) million.

Note 15—	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2008 and 2007:

	1st	2nd	3rd	4th
2008	Quarter	Quarter	Quarter	Quarter

Net Sales	$150,648	$159,829	$150,615	$148,808
Gross profit	52,058	49,203	37,123	28,890
Operating income	33,226	30,894	17,845	5,427
Net income	22,237	18,613	11,252	3,593
Earnings per share:
Basic	$0.97	$0.82	$0.49	$0.16
Diluted	$0.96	$0.81	$0.49	$0.16

	1st	2nd	3rd	4th
2007	Quarter	Quarter	Quarter	Quarter

Net Sales	$145,557	$154,046	$163,412	$163,784
Gross profit	51,545	47,326	53,696	55,561
Operating income	32,886	31,914	36,950	39,411
Net income	22,073	20,950	24,692	24,916
Earnings per share:
Basic	$0.97	$0.91	$1.08	$1.08
Diluted	$0.95	$0.90	$1.06	$1.08

Note 16—	SUBSEQUENT EVENTS:

On February 13, 2009, the Company received notice that Millennium Petrochemicals Inc., an affiliate of Lyondell Chemical Company (“Millennium”), filed for Chapter 11 bankruptcy protection. As the successor to a former owner of Company real estate, Millennium is contractually obligated to reimburse the Company for a portion of its costs associated with ongoing environmental remediation at two sites in Ashtabula, Ohio related to former Company operations that were closed in 1992. As a result of the bankruptcy filing, $812 of amounts owed or that will become due and payable in the future may remain unpaid. Consequently, the related accounts receivable and other assets have been eliminated as of December 31, 2008.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In addition to the information concerning the executive officers of the Company set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2009 Proxy Statement, to be filed at a later date, and is incorporated here by reference.

Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2009 Proxy Statement and is incorporated here by reference. The Code applies to all of our directors, officers and all employees, including its principal executive officer, principal financial officer, or persons performing similar functions.

Information concerning any material changes to procedures for security holders to recommend nominees fro the Company’s Board of Directors is set forth under the caption “Other Information” in the 2009 Proxy Statement, to be filed at a later date, and is incorporated here by reference.

Information concerning the Audit Committee and its financial experts is set forth under the captions “Audit Committee” and “Audit Committee Report” in the 2009 Proxy Statement and is incorporated here by reference.

Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated here by reference.

Item 11.	Executive Compensation.

Information responsive to this item is set forth under the captions “Executive Compensation” and, solely with respect to information pertaining to the Compensation Committee, “Corporate Governance” in the 2009 Proxy Statement and is incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2009 Proxy Statement and is incorporated here by reference.

Equity Compensation Plan Information

			(c) Number of
			Securities Remaining
			Available for Future
	(a) Number of		Issuance Under Equity
	Securities to be		Compensation Plans
	Issued Upon Exercise	(b) Weighted-Average	(Excluding Securities
	of Outstanding	Exercise Price of	Reflected in Column
Plan Category	Options	Outstanding Options	(a))

Equity compensation plans approved by security holders (see Note (i) and Note (iii))	346,680	$39.40	2,008,795
Equity compensation plans not approved by security holders (see Note (ii))	6,000	9.90	—

	352,680	$38.90	2,008,795

Note (i):  The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals Inc., 2004 Stock Plan as of December 31, 2008. For more information, see Note 13 to the Consolidated Financial Statements. The Company’s 2004 Stock Plan replaces the prior plans and provides for grants of 2,500,000 shares over its 10-year term as determined by the plan administrator. The 2004 Stock Plan was approved by shareholder vote on April 30, 2004. In 2008, 2007 and 2006 177,262, 135,925 and 124,064 shares, respectively, were awarded under the 2004 Stock Plan.

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

Information required by this item is set forth under the captions “Corporate Governance” and “Executive Compensation” in the 2009 Proxy Statement and is incorporated here by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is set forth under the caption “Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm for 2009” in the 2009 Proxy Statement and is incorporated here by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1. The financial statements contained in Item 8 hereof;

2. The financial statement schedule following the signatures hereto; and

3. The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit
No.		Description

2.1		Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.
3.1		Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.2		Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935.
3.3		RTI International Metals, Inc. Code of Ethical Business Conduct, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1		Amended and Restated Credit Agreement dated September 8, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated September 8, 2008.
4.2		Offer of loan by and among RTI-Claro, Inc., as borrower and Investissement Quebec, dated August 3, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2006.
4.3		Credit Agreement between RTI Claro, Inc., as borrower, RTI International Metals Inc., as guarantor, and National City Bank, Canada Branch, as lender, dated as of December 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 27, 2006.
4.4		Second Credit Amending Agreement dated September 27, 2007, related to the Credit Agreement between RTI-Claro, Inc., as borrower, RTI International Metals Inc., as guarantor, and National City Bank, Canada Branch, as lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for the event dated September 27, 2007.
4.5		Credit Amending Agreement dated September 8, 2008, related to the Credit Agreement between RTI-Claro, Inc., as borrower, RTI International Metals, Inc., as guarantor, and National City Bank, Canada Branch, as lender, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for the event dated September 8, 2008.
10	.1*	RTI International Metals, Inc. Supplemental Pension Program effective August 1, 1987, as amended and restated October 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on From 10-K for the year ended December 31, 2007.
10	.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, and restated October 26, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on From 10-K for the year ended December 31, 2007.
10	.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit
No.		Description

10	.4*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.5*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William T. Hull, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.6*	Letter Agreement, dated December 3, 2003, between the Company and T.G. Rupert, with respect to retirement benefits, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10	.7*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Stephen R. Giangiordano, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.8*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Michael C. Wellham, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.9*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Chad Whalen, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.10*	Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.11*	Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.12*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10	.13*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005.
10	.14*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form-10K for the year ended December 31, 2004.
10	.15*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated January 25, 2008.
10	.16*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended July 27, 2007, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on From 10-K for the year ended December 31, 2007.
10	.17*	Form of indemnification agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10	.18*	Pay philosophy and guiding principles covering officer compensation incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.19		2005 Settlement with the U.S. Department of Energy, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.20		Procurement Frame Contract between EADS Deutschland GmbH and RTI International Metals, Inc. dated April 26, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.21		Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007

Exhibit
No.		Description

10.22		Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.
10.23		Supplemental long-term Supply Agreement, dated September 17, 2007, between the Company and EADS Deutschland GmbH as Lead Buyer for the European Aeronautic Defense Space group of companies, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
10	.24*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William F. Strome, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10.25		RTI International Metals, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 19, 2002.
10.26		Master Supply Agreement, dated March 25, 2008, between RTI Hamilton, Inc., and Tronox LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K for the event dated March 25, 2008.
21.1		Subsidiaries of the Company, filed herewith.
23.1		Consent of independent registered public accounting firm, filed herewith.
24.1		Powers of Attorney, filed herewith.
31.1		Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer

Dated: February 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

CRAIG R. ANDERSSON, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, JR., Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

BRYAN T. MOSS, Director;

JAMES A. WILLIAMS, Director;

by: /s/ Dawne S. Hickton Dawne S. Hickton As Attorney-in-Fact	February 18, 2009

/s/ Dawne S. Hickton Dawne S. Hickton Vice Chairman, Chief Executive Officer and Director	February 18, 2009

/s/ William T. Hull William T. Hull Senior Vice President and Chief Financial Officer	February 18, 2009

/s/ Michael C. Wellham Michael C. Wellham President, Chief Operating Officer and Director	February 18, 2009

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

(In thousands)

		(Charged)	(Charged)
	Balance at	Credited to	Credited to	Balance
	Beginning	Costs and	Other	at End
Description	of Year	Expenses	Accounts	of Year

Year ended December 31, 2008:
Allowance for doubtful accounts	$(613)	$(1,647)	$—	$(2,260)
Valuation allowance for deferred income taxes	—	—	(1,032)	(1,032)
Year ended December 31, 2007:
Allowance for doubtful accounts	(1,548)	893	42	(613)
Valuation allowance for deferred income taxes	(35)	35	—	—
Allowance for U.S. Customs on duty drawback	(608)	—	608	—
Year ended December 31, 2006:
Allowance for doubtful accounts	(1,604)	16	40	(1,548)
Valuation allowance for deferred income taxes	(631)	—	596	(35)
Allowance for U.S. Customs on duty drawback	(663)	55	—	(608)

S-1