Form 10-Q
period 2009-03-31
RTI INTERNATIONAL METALS INC
filed 2009-04-30
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 24, 2009 was 23,119,443.

RTI INTERNATIONAL METALS, INC AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us,” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$106,054	$150,648
Cost and expenses:
Cost of sales	89,762	98,590
Selling, general, and administrative expenses	16,547	18,308
Research, technical, and product development expenses	524	524

Operating income (loss)	(779)	33,226
Other income	899	295
Interest income	641	903
Interest expense	(2,421)	(350)

Income (loss) before income taxes	(1,660)	34,074
Provision for (benefit from) income taxes	(201)	11,837

Net Income (loss)	$(1,459)	$22,237

Earnings per share:
Basic	$(0.06)	$0.97

Diluted	$(0.06)	$0.96

Weighted-average shares outstanding:
Basic	22,877,409	22,946,511

Diluted	22,877,409	23,186,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$262,844	$284,449
Receivables, less allowance for doubtful accounts of $510 and $2,260	66,617	79,778
Inventories, net	281,425	274,330
Deferred income taxes	29,326	29,456
Other current assets	13,391	11,109

Total current assets	653,603	679,122
Property, plant, and equipment, net	280,086	271,062
Goodwill	47,617	47,984
Other intangible assets, net	12,567	13,196
Deferred income taxes	17,687	15,740
Other noncurrent assets	2,003	2,099

Total assets	$1,013,563	$1,029,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,313	$54,422
Accrued wages and other employee costs	12,954	20,452
Unearned revenue	22,712	22,352
Current portion of long-term debt	12,917	1,375
Current liability for post-retirement benefits	2,632	2,632
Current liability for pension benefits	121	121
Other accrued liabilities	16,400	18,167

Total current liabilities	115,049	119,521
Long-term debt	227,510	238,550
Noncurrent liability for post-retirement benefits	30,934	30,732
Noncurrent liability for pension benefits	26,765	26,535
Deferred income taxes	154	154
Other noncurrent liabilities	13,224	11,777

Total liabilities	413,636	427,269

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,777,620 and 23,688,010 shares issued; 23,083,532 and 23,004,136 shares outstanding	238	237
Additional paid-in capital	308,519	307,604
Treasury stock, at cost; 694,088 and 683,874 shares	(16,975)	(16,891)
Accumulated other comprehensive loss	(47,732)	(46,352)
Retained earnings	355,877	357,336

Total shareholders’ equity	599,927	601,934

Total liabilities and shareholders’ equity	$1,013,563	$1,029,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(1,459)	$22,237
Adjustment for non-cash items included in net income:
Depreciation and amortization	5,312	4,730
Deferred income taxes	(2,029)	(3,558)
Stock-based compensation	1,222	1,492
Excess tax benefits from stock-based compensation activity	(339)	(290)
Other	(57)	2
Changes in assets and liabilities:
Receivables	12,846	(768)
Inventories	(9,022)	(23,565)
Accounts payable	4,011	(1,000)
Income taxes payable	(290)	12,119
Unearned revenue	670	11,067
Other current liabilities	(11,128)	(8,678)
Other assets and liabilities	2,525	1,482

Cash provided by operating activities	2,262	15,270

INVESTING ACTIVITIES:
Capital expenditures	(26,055)	(20,975)

Cash used in investing activities	(26,055)	(20,975)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	22	84
Excess tax benefits from stock-based compensation activity	339	290
Borrowings on long-term debt	1,184	—
Repayments on long-term debt	(212)	(283)
Purchase of common stock held in treasury	(84)	(9,086)

Cash provided by (used in) financing activities	1,249	(8,995)

Effect of exchange rate changes on cash and cash equivalents	939	(366)

Decrease in cash and cash equivalents	(21,605)	(15,066)
Cash and cash equivalents at beginning of period	284,449	107,505

Cash and cash equivalents at end of period	$262,844	$92,439

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other
						Comprehensive Income
						(Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional				Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	Derivative	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Instruments	Liability	Translation	Total

Balance at December 31, 2008	23,004,136	$237	$307,604	$(16,891)	$357,336	$(3,325)	$(39,321)	$(3,706)	$601,934
Net loss	—	—	—	—	(1,459)	—	—	—	(1,459)
Foreign currency translation	—	—	—	—	—	—	—	(2,002)	(2,002)
Unrecognized gain on derivatives (interest rate swaps), net of tax	—	—	—	—	—	5	—	—	5
Benefit plan amortization	—	—	—	—	—	—	617	—	617

Comprehensive loss									(2,839)
Shares issued for restricted stock award plans	87,360	1	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	1,222	—	—	—	—	—	1,222
Treasury stock purchased at cost	(5,814)	—	—	(84)	—	—	—	—	(84)
Exercise of employee options	2,250	—	22	—	—	—	—	—	22
Forfeiture of restricted stock awards	(4,400)	—	—	—	—		—	—	—
Tax benefits from stock-based compensation activity	—	—	(329)	—	—	—	—	—	(329)

Balance at March 31, 2009	23,083,532	$238	$308,519	$(16,975)	$355,877	$(3,320)	$(38,704)	$(5,708)	$599,927

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

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2009, and the activity during the three months then ended, is presented below:

Stock Options	Shares

Outstanding at December 31, 2008	352,680
Granted	170,430
Forfeited	(4,934)
Expired	(1,366)
Exercised	(2,250)

Outstanding at March 31, 2009	514,560

Exercisable at March 31, 2009	286,030

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2009

Risk-free interest rate	1.85%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	58.00%

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2009, and the activity during the three months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2008	161,669
Granted	87,360
Vested	(50,486)
Forfeited	(4,400)

Nonvested at March 31, 2009	194,143

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2009 was $13.88.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share award activity during the three months ended March 31, 2009 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Granted	Eligible to Receive

Outstanding at December 31, 2008	28,500	57,000
Granted	85,730	171,460
Forfeited	(3,000)	(6,000)

Outstanding at March 31, 2009	111,230	222,460

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the three months ended March 31, 2009 was $20.65.

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

For the three months ended March 31, 2009, the estimated annual effective tax rate applied to ordinary income was 45.8% compared to a rate of 36.3% for the three months ended March 31, 2008. The rate in 2009 differs from the federal statutory rate of 35% principally as a result of foreign income taxes and adjustments to unrecognized tax benefits, reduced by the benefit of the federal manufacturing deduction. The 2008 rate was also affected by these factors, though not to the same extent as in 2009. The rate for the first quarter of 2009 is substantially higher than the comparable rate in 2008 primarily due to a reduction in domestic operating results which amplifies the rate impact of these items.

Inclusive of discrete items, the Company recognized a provision for (benefit from) income taxes of ($201), or 12.1% of pretax income (loss), and $11,837, or 34.7% of pretax income for federal, state, and foreign income taxes for the three months ended March 31, 2009 and 2008, respectively. Discrete items totaling $559 reduced the benefit from income taxes for the three months ended March 31, 2009 and were comprised primarily of adjustments to unrecognized tax benefits based upon data that became public during the quarter. Discrete items totaling $532 reduced the provision for income taxes for the three months ended March 31, 2008 and were comprised primarily of adjustments to the prior year state income tax provision.

Note 5—	EARNINGS PER SHARE:

Earnings per share amounts for each period are presented in accordance with Statement of Financial Standards (“SFAS”) No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Net income	$(1,459)	$22,237
Denominator:
Basic weighted-average shares outstanding	22,877,409	22,946,511
Effect of diluted securities	—	240,447

Diluted weighted-average shares outstanding	22,877,409	23,186,958

Earnings per share:
Basic	$(0.06)	$0.97
Diluted	$(0.06)	$0.96

For the three months ended March 31, 2009, options to purchase 477,490 shares of Common Stock, at an average price of $32.31, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three months ended March 31, 2008, options to purchase 112,450 shares of Common Stock, at an average price of $67.34, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 6—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 62% and 61% of the Company’s inventories as of March 31, 2009 and December 31, 2008, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31,	December 31,
	2009	2008

Raw materials and supplies	$124,367	$124,689
Work-in-process and finished goods	231,820	228,745
LIFO reserve	(74,762)	(79,104)

Total inventories	$281,425	$274,330

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

As of March 31, 2009 and December 31, 2008, the current cost of inventories exceeded their carrying value by $74,762 and $79,104, respectively. The Company’s FIFO inventory value is used to approximate current costs.

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

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2008 and March 31, 2009 was as follows:

	December 31,	Translation	March 31,
	2008	Adjustment	2009

Titanium Group	$2,548	$—	$2,548
Fabrication Group	35,603	(367)	35,236
Distribution Group	9,833	—	9,833

Total goodwill	$47,984	$(367)	$47,617

Intangibles.  Intangible assets consist of customer relationships as a result of the Company’s 2004 acquisition of Claro Precision, Inc. (“Claro”). These intangible assets, which were valued at fair value, are being amortized over 20 years. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required.

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2008 and March 31, 2009. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2008 and March 31, 2009 was as follows:

	December 31,		Translation	March 31,
	2008	Amortization	Adjustment	2009

Fabrication Group	$13,196	(207)	(422)	$12,567

Note 8—	UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $22,712 as of March 31, 2009 and $22,352 as of December 31, 2008. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 9—	OTHER INCOME:

Other income for the three months ended March 31, 2009 and 2008 was $899 and $295, respectively. Other income consists primarily of foreign exchange gains and losses from international operations and fair value adjustments related to the Company’s foreign currency forward contracts. See Note 14 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s foreign currency forward contracts.

Note 10—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three months ended March 31, 2009 and 2008 for those salaried and hourly covered employees were as follows:

			Other Post-
			Retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Service cost	$398	$485	$128	$129
Interest cost	1,762	1,783	535	505
Expected return on plan assets	(1,929)	(2,218)	—	—
Amortization of prior service cost	209	206	303	303
Amortization of unrealized gains and losses	480	537	—	—

Net periodic benefit cost	$920	$793	$966	$937

Note 11—	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the Company’s opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on its Consolidated Financial Statements. Given the critical nature of many of the aerospace end uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $350 million, which includes grounding liability.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $1,163 to $2,650 in the aggregate. At March 31, 2009 and December 31, 2008, the amounts accrued for future environmental-related costs were $1,795 and $2,259, respectively. Of the total amount accrued at March 31, 2009, $1,657 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $138 is recorded in other noncurrent liabilities. During the three months ended March 31, 2009, the Company made payments totaling $464 related to its environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites which include the Ashtabula River and the Reserve Environmental Services Landfill.

Duty Drawback Investigation

The Company maintained a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent, who matched the Company’s duty paid with the export shipments through filings with U.S. Customs and Border Protection (“U.S. Customs”), performed the recapture process.

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

During 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. The Company revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine the extent to which any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, the Company suspended the filing of new duty drawback claims through the third quarter of 2007. The Company is fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, the Company has performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. The Company is attempting to provide additional or supplemental documentation to U.S. Customs to support such previously filed claims. However, as a result of this review, the Company recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. During the three months ended March 31, 2009, the Company recorded additional charges totaling $0.2 million relating to claims under protest. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of this amount, $7.5 million was recorded as a contingent current liability

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. To date, the Company repaid to U.S. Customs $1.1 million for invalid claims. The Company made no such repayments during the three months ended March 31, 2009. As a result of these payments, the Company’s liability totaled $6.4 million as of March 31, 2009. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.

NOTE 12—	LONG-TERM DEBT:

Long-term debt consisted of:

	March 31,	December 31,
	2009	2008

RTI term loan	$225,000	$225,000
RTI Claro credit agreement	11,198	11,792
Interest-free loan agreement — Canada	4,101	2,995
Other	128	138

Total debt	$240,427	$239,925
Less: Current portion	(12,917)	(1,375)

Long-term debt	$227,510	$238,550

NOTE 13—	SEGMENT REPORTING:

The Company has three reportable segments:  the Titanium Group, the Fabrication Group, and the Distribution Group.

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

The Fabrication Group is comprised of companies with significant hard-metal expertise that fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, oil and gas, power

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net sales:
Titanium Group	$30,303	$55,127
Intersegment sales	33,751	47,089

Total Titanium Group net sales	64,054	102,216

Fabrication Group	26,064	29,912
Intersegment sales	14,365	22,451

Total Fabrication Group net sales	40,429	52,363

Distribution Group	49,687	65,609
Intersegment sales	677	823

Total Distribution Group net sales	50,364	66,432

Eliminations	48,793	70,363

Total consolidated net sales	$106,054	$150,648

Operating income (loss):
Titanium Group before corporate allocations	$6,979	$31,357
Corporate allocations	(2,758)	(3,005)

Total Titanium Group operating income	4,221	28,352

Fabrication Group before corporate allocations	(4,652)	(456)
Corporate allocations	(2,569)	(2,430)

Total Fabrication Group operating loss	(7,221)	(2,886)

Distribution Group before corporate allocations	4,264	9,777
Corporate allocations	(2,043)	(2,017)

Total Distribution Group operating income	2,221	7,760

Total consolidated operating income (loss)	$(779)	$33,226

Income (loss) before income taxes:
Titanium Group	$4,711	$28,903
Fabrication Group	(8,802)	(3,562)
Distribution Group	2,431	8,733

Total consolidated income (loss) before income taxes	$(1,660)	$34,074

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	March 31,	December 31,
	2009	2008

Total assets:
Titanium Group	$389,679	$374,999
Fabrication Group	224,621	224,534
Distribution Group	142,952	155,838
General corporate assets	256,311	273,832

Total consolidated assets	$1,013,563	$1,029,203

NOTE 14—	FINANCIAL INSTRUMENTS:

When appropriate, the Company uses derivatives to manage its exposure to changes in interest rates. The interest differential to be paid or received is recorded as interest expense. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges under SFAS 133, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. The ineffective portions of “cash flow” hedges, if any, are recorded into current period earnings. Amounts recorded in other comprehensive income are reclassified into current period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as “fair value” hedges under SFAS 133, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.

As of March 31, 2009, the Company maintained several interest rate swap agreements (the “swap agreements”), with notional amounts totaling $146.3 million. The swap agreements effectively convert from floating-rate to fixed-rate the first 65% of interest payments on the Company’s $225.0 million term loan. The swap agreements amortize in connection with the amortization of the term loan and allow the Company to convert its interest expense from one-month LIBOR to a fixed rate. The swap agreements expire on September 27, 2012. The swap agreements are accounted for as cash flow hedges under the provisions of SFAS 133 as they are expected to be highly effective at offsetting the cash flows related to interest payments on the Company’s $225.0 million term loan. As of March 31, 2009, the Company had recorded a liability totaling approximately $5.7 million for the fair value of the swap agreements.

As of March 31, 2009, the Company maintained several foreign currency forward contracts, with notional amounts totaling €10.7 million that are used to manage foreign currency exposure related to equipment purchases associated with the Company’s ongoing capital expansion projects. These forward contracts were acquired during the quarter ended March 31, 2009 and settle throughout fiscal 2009. They have not been designated as hedging instruments under SFAS 133. Changes in the fair value of these forward contracts are recorded in current period earnings within Other income (expense). As of March 31, 2009, the forward contracts had a fair value of approximately $0.6 million.

NOTE 15—	FAIR VALUE MEASUREMENTS:

SFAS No. 157, Fair Value Measurements (“SFAS 157”) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy that prioritizes the inputs utilized in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data and which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its cash equivalents.

The Company’s cash equivalents consist of highly liquid Money Market Funds that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s interest rate swap agreements are estimated utilizing the terms of the interest rate swap agreements and available market yield curves. The Company’s foreign currency forward contracts are estimated utilizing the terms of the contracts and available forward pricing information. However, because these derivative contracts are unique and not actively traded, the fair values are classified as Level 2 estimates under the provision of SFAS 157.

NOTE 16—	NEW ACCOUNTING STANDARDS:

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes additional disclosure requirements related to the financial effects of a business combination. SFAS 141(R) became effective as of January 1, 2009. The adoption of SFAS 141(R) did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 became effective as of January 1, 2009. The adoption of SFAS 160 did not have a material effect on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 provides for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 became effective as of January 1, 2009. The adoption of SFAS 161 did not have a material effect on the Company’s Consolidated Financial Statements. See Note 14 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s derivative instruments.

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

In December 2008, the FASB issued FASB Staff Position No FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides guidance on an employers’ disclosures about plan assets of a defined benefit or other postretirement plan, to include investment policies and strategies; associated and concentrated risks; major asset categories and their fair values; inputs and valuation techniques used to measure fair-value of plan assets; and the net periodic benefit costs recognized for each annual period. FSP SFAS 132(R)-1 is effective for reporting periods ending after December 15, 2009. The Company is currently evaluating the potential impact the adoption of FSP SFAS 132(R)-1 will have on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	the effect of the slowdown in U.S. and global economic activity and policy changes with the new U.S. Presidential administration,

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending,

•	the success of new market development,

•	long-term supply agreements,

•	the impact of Boeing 787 production delays,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	outcome of the pending U.S. Customs investigation,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

The Fabrication Group is comprised of companies with significant hard-metal expertise that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; Laval, Quebec; and a representative office in China, the Fabrication Group concentrates its efforts on offering value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for energy-related markets by accessing the Titanium Group as its primary source of mill products.

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

During the first quarter of 2009, the Company made the decision to close its Indianapolis, Indiana distribution facility as part of an ongoing cost rationalization strategy within the Distribution Group in light of current market conditions. This business will now be serviced from our Windsor, Connecticut location.

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of mill products. For the three months ended March 31, 2009 and 2008, approximately 53% and 46%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Net loss for the three months ended March 31, 2009 totaled ($1.5) million, or ($0.06) per diluted share, on sales of $106.1 million, compared with net income totaling $22.2 million or $0.96 per diluted share, on sales of $150.6 million for the three months ended March 31, 2008.

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$30.3	$55.1	$(24.8)	(45.0)%
Fabrication Group	26.1	29.9	(3.8)	(12.7)%
Distribution Group	49.7	65.6	(15.9)	(24.2)%

Total consolidated net sales	$106.1	$150.6	$(44.5)	(29.5)%

The decrease in the Titanium Group’s net sales was primarily the result of a 13% decrease in the average realized selling price of prime mill products to our trade customers combined with a 0.8 million pound decrease in trade shipments. The decrease in average realized selling prices was due to changes in the sales mix between periods as a higher percentage of our sales related to long-term supply agreements which generally carry lower overall sales prices and are subject to annual pricing adjustments. In addition, excess inventory in the market due to the ongoing Boeing 787 Program delays and the lower overall titanium demand profile resulted in lower spot market volume and lower realized selling prices.

The decrease in the Fabrication Group’s net sales primarily relates to the previously announced delays in the Boeing 787 Program partially offset by the completion of significant orders for our energy market customers.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from delays in the Boeing 787 Program and slowdowns in the production of certain military programs, including the C-17. The Distribution Group’s net sales were further impacted by a reduction in the average realized selling prices of nickel-based alloys compared to the prior period.

Gross Profit (Loss).  Gross profit (loss) for our reportable segments, for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$9.4	$33.6	$(24.2)	(72.0)%
Fabrication Group	(1.3)	4.6	(5.9)	(128.3)%
Distribution Group	8.2	13.9	(5.7)	(41.0)%

Total consolidated gross profit (loss)	$16.3	$52.1	$(35.8)	(68.7)%

The decrease in the Titanium Group’s gross profit was largely the result of higher raw material costs as well as lower absorption of production overhead due to lower production levels. In addition, gross profit was impacted by lower average realized selling prices and a lower margin sales mix associated with sales under long-term supply agreements. Furthermore, gross profit at the Titanium Group was unfavorably impacted by reduced sales of Titanium Group-sourced inventory by our Fabrication Group and Distribution Group businesses and decreased ferro-alloys margins.

The decrease in gross profit for the Fabrication Group was driven by several factors which included substantial cost overruns related to certain energy market projects, the impact of production execution issues at one of the Group’s facilities that negatively impacted its ability to deliver orders, and lower than expected material yields leading to higher than expected material costs at that same location. Further, ongoing delays in the ramp up of the Boeing 787 Program resulted in lower utilization and other operational inefficiencies.

The decrease in gross profit for the Distribution Group was principally related to a decrease in realized selling prices for certain specialty metals that exceeded our decline in product cost, coupled with lower sales related to the Boeing 787 Program and certain military programs. As a result, the gross profit percentage for the Distribution Group decreased to 16.5% for the three months ended March 31, 2009 from 21.2% for the same period in the prior year.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$4.7	$4.8	$(0.1)	(2.1)%
Fabrication Group	5.9	7.4	(1.5)	(20.3)%
Distribution Group	5.9	6.1	(0.2)	(3.3)%

Total consolidated SG&A expenses	$16.5	$18.3	$(1.8)	(9.8)%

Total SG&A decreased $1.8 million for the three months ended March 31, 2009 compared to March 31, 2008. The decrease was primarily related to a reduction in the overall levels of compensation-related expenses and a reduction in professional and consulting expenses. The decreases reflect management’s focus on reducing expenses during the current economic downturn while continuing to position the Company for growth in the future.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.5 million for the three month periods ended March 31, 2009 and March 31, 2008. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$4.2	$28.3	$(24.1)	(85.2)%
Fabrication Group	(7.2)	(2.9)	(4.3)	(148.3)%
Distribution Group	2.2	7.8	(5.6)	(71.8)%

Total operating income (loss)	$(0.8)	$33.2	$(34.0)	(102.4)%

The decrease in the Titanium Group’s operating income was primarily attributable to lower gross profit, largely due to unfavorable volume and lower realized prices, which were slightly offset by a decrease in SG&A costs.

The increase in the Fabrication Group’s operating loss was the result of lower sales and unexpected manufacturing execution issues at two of the Group’s facilities. Further, the Fabrication Group experienced lower utilization as well as increased operating inefficiencies, which in part were driven by the ongoing delays in the Boeing 787 Program, partially offset by reductions in compensation, professional and consulting expenses during the period.

The decrease in operating income for the Distribution Group was largely due to decreases in the realized selling prices for certain specialty metals that exceeded the decline in product costs, coupled with lower sales related to the Boeing 787 Program and certain military programs. This decrease was slightly offset by a decrease in compensation-related expenses.

Other Income (Expense).  Other income (expense) for the three months ended March 31, 2009 and 2008 was $0.9 million and $0.3 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the three months ended March 31, 2009 and 2008 was $0.6 million and $0.9 million, respectively. The decrease was principally related to lower returns on invested cash compared to the prior year period. Interest expense was $2.4 and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. The increase in interest expense was primarily attributable to the increase in our long-term debt compared to the prior year as a result of the closing of our $225 million term loan in September 2008.

Provision for (Benefit from) Income Taxes.  We recognized a provision for (benefit from) income taxes of ($0.2) million, or 12.1% of pretax loss, and $11.8 million, or 34.7% of pretax income for federal, state, and foreign income taxes for the three months ended March 31, 2009 and 2008, respectively. Discrete items totaling $0.6 million reduced the benefit from income taxes for the three months ended March 31, 2009 and were comprised primarily of adjustments to unrecognized tax benefits based on data that became public during the quarter. Discrete items totaling $0.5 million reduced the provision for income taxes for the three months ended March 31, 2008 and were comprised primarily of adjustments to the prior year state income tax provision.

Liquidity and Capital Resources

In connection with our long-term supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are undertaking several capital expansions. During 2007, we announced plans to construct a premium-grade titanium sponge facility in Hamilton, Mississippi, with anticipated capital spending of approximately $300 million. In addition, we announced plans to construct a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $100 million. In light of current economic uncertainties and the overall softening within the industry, we have delayed the construction of these facilities and now expect them to become operational, pending market conditions, during 2011. We anticipate the majority of the capital expenditures related to these facilities, pending market conditions; will occur in 2010 and 2011.

In connection with these capital expansion programs and the continuing uncertainties in the credit markets, we completed the first amendment of our $240 million credit agreement in September 2008. The amendment replaced our $240 million revolving credit facility with a $225 million term loan, on which we have fully borrowed, and a $200 million revolving credit facility. The principal on the term loan will be repaid in quarterly installments beginning in 2010 with 20% of the principal balance being repaid in each of 2010 and 2011 and the remaining 60% being repaid in 2012. The credit agreement contains covenants which, among other things, require us to maintain a leverage ratio of no greater than 3.25 to 1.00 and an interest coverage ratio of not less than 2.0 to 1.0. As of March 31, 2009, we were in compliance with these covenants.

We expect that our cash and cash equivalents of $262.8 million and our undrawn $200 million revolving credit facility will provide us sufficient liquidity to meet our operating needs, debt service requirements, and capital expansion plans.

Cash provided by operating activities.  Cash used by operating activities for the three months ended March 31, 2009 and 2008 was $2.3 million and $15.3 million, respectively. This decrease is primarily due to the decrease in our net income for the three months ended March 31, 2009, partially offset by improvements in our working capital, primarily driven by improvements in accounts receivable and inventory.

Cash used in investing activities.  Cash used by investing activities for the three months ended March 31, 2009 and 2008, was $26.1 million and $21.0 million, respectively. The increase in cash used by investing activities is principally related to our major capital expansion projects.

Cash provided by (used in) financing activities.  Cash provided by (used in) financing activities for the three months ended March 31, 2009 and 2008, was $1.2 million and $(9.0) million, respectively. This increase was primarily due to an advance taken on our interest-free loan agreement. In addition, during the three months ended March 31, 2008, the Company repurchased 176,976 shares of RTI Common Stock at an average price of $50.83 per share. No stock repurchases were made during the three months ended March 31, 2009.

Duty Drawback Investigation

We maintained a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent, who matched the Company’s duty paid with the export shipments through filings with the U.S. Customs and Border Protection (“U.S. Customs”), performed the recapture process.

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

During 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. The Company revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine the extent to which any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, the Company suspended the filing of new duty drawback claims through the third quarter of 2007. The Company is fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, the Company has performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. The Company is attempting to provide additional or supplemental documentation to U.S. Customs to support such previously filed claims. However, as a result of this review, the Company recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. During the three months ended March 31, 2009, we recorded additional charges totaling $0.2 million relating to claims under protest. These charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of this amount, $7.5 million was recorded as a contingent current liability and $0.7 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. To date, the Company repaid to U.S. Customs $1.1 million for invalid claims. The Company made no such repayments during the three months ended March 31, 2009. As a result of these payments, the Company’s liability totaled $6.4 million as of March 31, 2009. While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.9 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time.

Backlog

The Company’s order backlog for all markets was approximately $371 million as of March 31, 2009, as compared to $400 million at December 31, 2008. Of the backlog at March 31, 2009, approximately $291 million is likely to be realized over the remainder of 2009. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements, that are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on our Consolidated Financial Statements in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have in the future. We continue to evaluate our obligation for environmental-related costs on a quarterly basis and make adjustments in accordance with provisions of Statement of Position 96-1, Environmental Remediation Liabilities and SFAS No. 5, Accounting for Contingencies.

Given the status of the proceedings at certain of our sites and the evolving nature of environmental laws, regulations, and remediation techniques, our ultimate obligation for investigative and remediation costs cannot be predicted. It is our policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, we accrue the amount we determine to be the most likely amount within that range.

Based on available information, we believe our share of possible environmental-related costs is in a range from $1.2 million to $2.7 million in the aggregate. At March 31, 2009 and December 31, 2008, the amounts accrued for future environmental-related costs were $1.8 million and $2.3 million, respectively. Of the total amount accrued at March 31, 2009, $1.7 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $0.1 million recorded in other noncurrent liabilities. During the three months ended March 31, 2009, we made payments totaling $0.5 million related to our environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites which include the Ashtabula River and the Reserve Environmental Services Landfill.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes additional disclosure requirements related to the financial effects of a business combination. SFAS 141(R) became effective as of January 1, 2009. The adoption SFAS 141(R) did not have a material effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 became effective as of January 1, 2009. The adoption SFAS 160 did not have a material effect on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 provides for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 became effective as of January 1, 2009. The adoption of SFAS 161 did not have a material effect on our Consolidated Financial Statements.

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

In December 2008, the FASB issued FASB Staff Position No FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides guidance on an employers’ disclosures about plan assets of a defined benefit or other postretirement plan, to include investment policies and strategies; associated and concentrated risks; major asset categories and their fair values; inputs and valuation techniques used to measure fair-value of plan assets; and the net periodic benefit costs recognized for each annual period. FSP SFAS 132(R)-1 is effective for reporting periods ending after December 15, 2009. We are currently evaluating the potential impact the adoption of FSP SFAS 132(R-1 will have on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk on our Form 10-K filed with the SEC on February 18, 2009.

Item 4.	Controls and Procedures.

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors.

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A, in the Annual Report on Form 10-K filed by the Company on February 18, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999, and which authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were repurchased under this program during the three months ended March 31, 2009. At March 31, 2009, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities during the three months ended March 31, 2009 and 2008 were 5,814 and 1,761 shares, respectively.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: April 30, 2009

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