Form 10-Q
period 2009-06-30
RTI INTERNATIONAL METALS INC
filed 2009-08-10
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of July 31, 2009 was 23,119,670.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$104,354	$159,829	$210,408	$310,477
Cost and expenses:
Cost of sales	90,859	110,626	180,621	209,216
Selling, general, and administrative expenses	14,595	17,798	31,142	36,106
Research, technical, and product development expenses	503	511	1,027	1,035

Operating income (loss)	(1,603)	30,894	(2,382)	64,120
Other income (expense)	855	(975)	1,754	(680)
Interest income	427	470	1,068	1,373
Interest expense	(2,355)	(266)	(4,776)	(616)

Income (loss) before income taxes	(2,676)	30,123	(4,336)	64,197
Provision for (benefit from) income taxes	(2,801)	11,510	(3,002)	23,347

Net Income (loss)	$125	$18,613	$(1,334)	$40,850

Earnings per share:
Basic	0.01	$0.81	$(0.06)	$1.77

Diluted	$0.01	$0.81	$(0.06)	$1.76

Weighted-average shares outstanding:
Basic	22,898,490	22,835,487	22,887,743	22,899,615

Diluted	22,971,124	23,048,041	22,887,743	23,151,361

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$261,069	$284,449
Receivables, less allowance for doubtful accounts of $594 and $2,260	57,262	79,778
Inventories, net	278,774	274,330
Deferred income taxes	29,746	29,456
Other current assets	15,243	11,109

Total current assets	642,094	679,122
Property, plant, and equipment, net	291,356	271,062
Goodwill	48,615	47,984
Other intangible assets, net	13,487	13,196
Deferred income taxes	19,696	15,740
Other noncurrent assets	1,893	2,099

Total assets	$1,017,141	$1,029,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,875	$54,422
Accrued wages and other employee costs	10,546	20,452
Unearned revenue	22,660	22,352
Current portion of long-term debt	24,319	1,375
Current liability for post-retirement benefits	2,632	2,632
Current liability for pension benefits	121	121
Other accrued liabilities	19,112	18,167

Total current liabilities	122,265	119,521
Long-term debt	217,033	238,550
Noncurrent liability for post-retirement benefits	31,246	30,732
Noncurrent liability for pension benefits	26,995	26,535
Deferred income taxes	154	154
Other noncurrent liabilities	10,999	11,777

Total liabilities	408,692	427,269

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized;
23,813,584 and 23,688,010 shares issued; 23,119,270 and 23,004,136 shares outstanding	238	237
Additional paid-in capital	309,666	307,604
Treasury stock, at cost; 694,314 and 683,874 shares	(16,979)	(16,891)
Accumulated other comprehensive loss	(40,478)	(46,352)
Retained earnings	356,002	357,336

Total shareholders’ equity	608,449	601,934

Total liabilities and shareholders’ equity	$1,017,141	$1,029,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(1,334)	$40,850
Adjustment for non-cash items included in net income:
Depreciation and amortization	10,762	9,622
Deferred income taxes	(3,862)	(6,813)
Stock-based compensation	2,466	2,718
Excess tax benefits from stock-based compensation activity	(437)	(241)
Other	41	(114)
Changes in assets and liabilities:
Receivables	24,408	5,329
Inventories	(2,837)	(19,968)
Accounts payable	3,557	3,671
Income taxes payable	(683)	278
Unearned revenue	(807)	17,833
Other current liabilities	(13,818)	(21,983)
Other assets and liabilities	1,524	2,319

Cash provided by operating activities	18,980	33,501

INVESTING ACTIVITIES:
Capital expenditures	(45,167)	(48,122)

Cash used in investing activities	(45,167)	(48,122)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	27	110
Excess tax benefits from stock-based compensation activity	437	241
Borrowings on long-term debt	1,181	1,930
Repayments on long-term debt	(686)	(549)
Purchase of common stock held in treasury	(88)	(9,090)

Cash provided by (used in) financing activities	871	(7,358)

Effect of exchange rate changes on cash and cash equivalents	1,936	(712)

Decrease in cash and cash equivalents	(23,380)	(22,691)
Cash and cash equivalents at beginning of period	284,449	107,505

Cash and cash equivalents at end of period	$261,069	$84,814

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other Comprehensive
						Income (Loss)
						Net Unrealized Gain (Loss) From
	Common Stock		Additional				Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	Derivative	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Instruments	Liability	Translation	Total

Balance at December 31, 2008	23,004,136	$237	$307,604	$(16,891)	$357,336	$(3,325)	$(39,321)	$(3,706)	$601,934
Net loss	—	—	—	—	(1,334)	—	—	—	(1,334)
Foreign currency translation	—	—	—	—	—	—	—	3,565	3,565
Unrecognized gain on derivatives (interest rate swaps), net of tax	—	—	—	—	—	1,069	—	—	1,069
Benefit plan amortization	—	—	—	—	—	—	1,240	—	1,240

Comprehensive income									4,540
Shares issued for directors’ compensation	35,911	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	87,360	1	—	—	—	—	—	—	1
Shares issued for performance share award plans	53	—							—
Stock-based compensation expense recognized	—	—	2,466	—	—	—	—	—	2,466
Treasury stock purchased at cost	(6,040)	—	—	(88)	—	—	—	—	(88)
Exercise of employee options	2,250	—	27	—	—	—	—	—	27
Forfeiture of restricted stock awards	(4,400)	—	—	—	—		—	—	—
Tax benefits from stock-based compensation activity	—	—	(431)	—	—	—	—	—	(431)

Balance at June 30, 2009	23,119,270	$238	$309,666	$(16,979)	$356,002	$(2,256)	$(38,081)	$(141)	$608,449

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

Note 2—ORGANIZATION:

The Company is a leading U.S. producer of titanium mill products and a global supplier of fabricated titanium and specialty metal components for the national and international market. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.”

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2009, and the activity during the six months then ended, is presented below:

Stock Options	Shares

Outstanding at December 31, 2008	352,680
Granted	170,430
Forfeited	(5,734)
Expired	(1,367)
Exercised	(2,250)

Outstanding at June 30, 2009	513,759

Exercisable at June 30, 2009	286,029

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2009

Risk-free interest rate	1.85%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	58.00%

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2009, and the activity during the six months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2008	161,669
Granted	123,271
Vested	(63,132)
Forfeited	(4,400)

Nonvested at June 30, 2009	217,408

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2009 was $14.46.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share award activity during the six months ended June 30, 2009 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Granted	Eligible to Receive

Outstanding at December 31, 2008	28,500	57,000
Granted	85,730	171,460
Forfeited	(3,900)	(7,800)
Vested	(500)	(1,000)

Outstanding at June 30, 2009	109,830	219,660

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the six months ended June 30, 2009 was $20.65.

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

For the six months ended June 30, 2009, the estimated annual effective tax rate applied to ordinary income was 83.3% compared to a rate of 37.2% for the six months ended June 30, 2008. These rates differ from the federal statutory rate of 35% principally as a result of the mix of domestic income and foreign losses benefited at lower tax rates. The lower level of income amplifies the rate impact of these mix effects in the current period compared to the comparable period last year.

Inclusive of discrete items, the Company recognized a provision for (benefit from) income taxes of $(2,801), or 104.7% of pretax income (loss), and $11,510, or 38.2% of pretax income for federal, state, and foreign income taxes for the three months ended June 30, 2009 and 2008, respectively. The current provision as a percentage of pretax income is higher than the comparable period principally as a result of the mix of domestic income and foreign losses benefited at lower tax rates. The lower level of income amplifies the rate impact of these mix effects compared to the comparable period. Discrete items recognized during each period were not material.

The Company recognized a provision for (benefit from) income taxes of $(3,002), or 69.2% of pretax income (loss), and $23,347, or 36.4% of pretax income for federal, state, and foreign income taxes for the six months ended June 30, 2009 and 2008, respectively. The provision for the current period as a percentage of pretax income is higher than the comparable period principally as a result of the mix of domestic income and foreign losses benefited at lower tax rates. The lower level of income amplifies the rate impact of these mix effects in the current period compared to the comparable period. Discrete items totaling $610 reduced the benefit from income taxes for the six months ended June 30, 2009 and were comprised primarily of adjustments to unrecognized tax benefits. Discrete items totaling $535 reduced the provision for income taxes for the six months ended June 30, 2008 and were comprised primarily of adjustments to the prior year state income tax provision.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 5—EARNINGS PER SHARE:

Earnings per share amounts for each period are presented in accordance with Statement of Financial Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic and diluted earnings per share. Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method described in SFAS 128. The provisions of FSP EITF 03-6-1 are applied retrospectively. The Company’s restricted stock awards are considered participating securities under the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 reduced basic EPS by $0.01 for both the three and six month periods ended June 30, 2008. There was no effect on diluted EPS.

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$125	$18,613	$(1,334)	$40,850
Denominator:
Basic weighted-average shares outstanding	22,898,490	22,835,487	22,887,743	22,899,615
Effect of diluted securities	72,634	212,554	—	251,746

Diluted weighted-average shares outstanding	22,971,124	23,048,041	22,887,743	23,151,361

Earnings (loss) per share:
Basic	$0.01	$0.81	$(0.06)	$1.77
Diluted	$0.01	$0.81	$(0.06)	$1.76

For the three and six months ended June 30, 2009, options to purchase 417,715 and 493,220 shares of Common Stock, at an average price of $35.16 and $31.66, respectively, have been excluded from the calculations of diluted earnings per share because their effects were antidilutive. For the three and six months ended June 30, 2008, options to purchase 187,040 and 118,129 shares of Common Stock, at an average price of $58.86 and $66.54, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 62% and 61% of the Company’s inventories as of June 30, 2009 and December 31, 2008, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	June 30,	December 31,
	2009	2008

Raw materials and supplies	$131,433	$124,689
Work-in-process and finished goods	222,922	228,745
LIFO reserve	(75,581)	(79,104)

Total inventories	$278,774	$274,330

As of June 30, 2009 and December 31, 2008, the current cost of inventories exceeded their carrying value by $75,581 and $79,104, respectively. The Company’s FIFO inventory value approximates current costs.

Note 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized; however, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

There have been no impairments to date; however, uncertainties or other factors that could result in a potential impairment in future periods may include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the major aerospace programs the Company currently supplies, including the Joint Strike Fighter (“JSF”) program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test.

In June 2009, Boeing announced a further delay in the first flight of the Boeing 787 Dreamliner® test aircraft in order to strengthen small areas where the wings join the fuselage. Boeing has not released an updated flight schedule nor has it provided any information with regards to the length of production delays, if any, related to this latest issue. A significant further delay in the Boeing 787 Dreamliner® production schedule is a specific uncertainty that may impact the results of a future impairment test.

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2008 and June 30, 2009 was as follows:

	December 31,	Translation	June 30,
	2008	Adjustment	2009

Titanium Group	$2,548	$—	$2,548
Fabrication Group	35,603	631	36,234
Distribution Group	9,833	—	9,833

Total goodwill	$47,984	$631	$48,615

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

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2008 and June 30, 2009. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2008 and June 30, 2009 was as follows:

	December 31,		Translation	June 30,
	2008	Amortization	Adjustment	2009

Fabrication Group	$13,196	(422)	713	$13,487

Note 8—UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $22,660 as of June 30, 2009 and $22,352 as of December 31, 2008. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 9—OTHER INCOME:

Other income (expense) for the three months ended June 30, 2009 and 2008 was $855 and $(975), respectively. Other income (expense) for the six months ended June 30, 2009 and 2008 was $1,754 and $(680), respectively. Other income (expense) consists primarily of foreign exchange gains and losses from international operations and fair value adjustments related to the Company’s foreign currency forward contracts. See Note 14 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s foreign currency forward contracts.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three and six months ended June 30, 2009 and 2008 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$398	$485	$796	$970	$128	$129	$256	$258
Interest cost	1,761	1,783	3,523	3,566	534	505	1,069	1,010
Expected return on plan assets	(1,930)	(2,218)	(3,859)	(4,436)	—	—	—	—
Amortization of prior service cost	209	206	418	412	304	304	607	607
Amortization of unrealized gains and losses	480	537	960	1,074	—	—	—	—

Net periodic benefit cost	$918	$793	$1,838	$1,586	$966	$938	$1,932	$1,875

The Company is required to make contributions totaling $2.6 million to its Company-sponsored pension plans in order to maintain its desired funding status; however, it is considering making contributions of up to $9.0 million.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $1,143 to $2,615 in the aggregate. At June 30, 2009 and December 31, 2008, the amounts accrued for future environmental-related costs were $1,775 and $2,259, respectively. Of the total amount accrued at June 30, 2009, $1,539 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $236 is recorded in other noncurrent liabilities. During the six months ended June 30, 2009, the Company made payments totaling $569 related to its environmental liabilities.

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

Concurrent with the U.S. Customs investigation, the Company has performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, the Company recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. The Company recorded charges totaling $0.2 million during the three months ended March 31, 2009. During the three months ended June 30, 2009, the Company recorded additional charges totaling $2.3 million, primarily as a result of U.S. Customs’ formal denial of certain of the Company’s previously filed direct claims. While the Company intends to continue to pursue these claims through the administrative process, it has fully reserved for these claims due to the inherent risks and uncertainties related to the protest process.

These abovementioned charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2008, the Company repaid to U.S. Customs $1.1 million for invalid claims. The Company made additional repayments totaling $0.2 million during the six months ended June 30, 2009. As a result of these payments, the Company’s liability totaled $8.1 million as of June 30, 2009.

While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.0 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time. This possible risk of future loss relates primarily to indirect duty drawback claims filed with U.S. Customs by several of the Company’s customers as the ultimate exporter of record in which we shared in a portion of the revenue.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.

Note 12—LONG-TERM DEBT:

Long-term debt consisted of:

	June 30,	December 31,
	2009	2008

RTI term loan	$225,000	$225,000
RTI Claro credit agreement	11,984	11,792
Interest-free loan agreement — Canada	4,250	2,995
Other	118	138

Total debt	$241,352	$239,925
Less: Current portion	(24,319)	(1,375)

Long-term debt	$217,033	$238,550

Note 13—SEGMENT REPORTING:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales:
Titanium Group	$27,124	$52,374	$57,427	$107,501
Intersegment sales	35,278	43,579	69,029	90,668

Total Titanium Group net sales	62,402	95,953	126,456	198,169

Fabrication Group	26,487	41,152	52,551	71,064
Intersegment sales	14,210	23,116	28,575	45,567

Total Fabrication Group net sales	40,697	64,268	81,126	116,631

Distribution Group	50,743	66,303	100,430	131,912
Intersegment sales	588	295	1,265	1,118

Total Distribution Group net sales	51,331	66,598	101,695	133,030

Eliminations	50,076	66,990	98,869	137,353

Total consolidated net sales	$104,354	$159,829	$210,408	$310,477

Operating income (loss):
Titanium Group before corporate allocations	$4,496	$21,330	$11,475	$52,687
Corporate allocations	(2,386)	(2,897)	(5,144)	(5,902)

Total Titanium Group operating income	2,110	18,433	6,331	46,785

Fabrication Group before corporate allocations	(4,213)	7,674	(8,865)	7,218
Corporate allocations	(2,222)	(2,368)	(4,791)	(4,798)

Total Fabrication Group operating income (loss)	(6,435)	5,306	(13,656)	2,420

Distribution Group before corporate allocations	4,488	9,130	8,752	18,907
Corporate allocations	(1,766)	(1,975)	(3,809)	(3,992)

Total Distribution Group operating income	2,722	7,155	4,943	14,915

Total consolidated operating income (loss)	$(1,603)	$30,894	$(2,382)	$64,120

Income (loss) before income taxes:
Titanium Group	$2,216	$18,632	$6,927	$47,535
Fabrication Group	(8,041)	4,470	$(16,843)	908
Distribution Group	3,149	7,021	5,580	15,754

Total consolidated income (loss) before income taxes	$(2,676)	$30,123	$(4,336)	$64,197

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	June 30,	December 31,
	2009	2008

Total assets:
Titanium Group	$388,221	$374,999
Fabrication Group	226,826	224,534
Distribution Group	142,311	155,838
General corporate assets	259,783	273,832

Total consolidated assets	$1,017,141	$1,029,203

Note 14—FINANCIAL INSTRUMENTS:

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

As of June 30, 2009, the Company maintained several interest rate swap agreements (the “swap agreements”), with notional amounts totaling $146.3 million. The swap agreements effectively convert, from floating-rate to fixed-rate, the first 65% of interest payments on the Company’s $225.0 million term loan. The swap agreements amortize proportionally with the amortization of the term loan and allow the Company to convert a portion of its interest expense from one-month LIBOR to a fixed rate. The swap agreements expire on September 27, 2012. The swap agreements are accounted for as “cash flow” hedges under the provisions of SFAS 133 as they are highly effective at offsetting the cash flows related to interest payments on the Company’s $225.0 million term loan. The fair value of the swap agreements is recorded in Accumulated other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified into Interest expense in the period the transaction affects earnings.

As of June 30, 2009, the Company maintained several foreign currency forward contracts, with notional amounts totaling €9.7 million, that are used to manage foreign currency exposure related to equipment purchases associated with the Company’s ongoing capital expansion projects. These forward contracts settle throughout fiscal 2009. They have not been designated as hedging instruments under SFAS 133. Changes in the fair value of these forward contracts are recorded in current period earnings within Other income (expense).

A summary of the Company’s derivative instrument portfolio as of June 30, 2009, is below:

	Designated as	Statement of Financial	Asset (Liability)
	Hedging Instrument	Position Location	Fair Value

Interest rate swaps	Yes	Other noncurrent liabilities	(3,893)
Foreign currency forwards	No	Other current assets	1,234

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 15—FAIR VALUE MEASUREMENTS:

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

Listed below are the Company’s assets and liabilities, and their fair values, that are measured at fair value on a recurring basis as of June 30, 2009.

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$261,069	$—	$—	$261,069
Foreign currency forward contracts	—	1,234	—	1,234

Total assets	$261,069	$1,234	$—	$262,303

Interest rate swap agreements	—	3,893	—	3,893

Total liabilities	$—	$3,893	$—	$3,893

As of June 30, 2009, the Company did not have any financial assets or liabilities that were measured on a nonrecurring basis.

Note 16—NEW ACCOUNTING STANDARDS:

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

In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method described in SFAS 128. The provisions of FSP EITF 03-6-1 became effective as of January 1, 2009, and required retrospective application. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s Consolidated Financial Statements. See Note 5 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s earnings per share.

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

In April 2009, the FASB issued FSP No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Additionally, SFAS 165 requires disclosure of the date through

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

which subsequent events have been evaluated. The adoption of SFAS 165 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification (the “Codification”) as the sole source of US GAAP recognized by the FASB. The Codification identifies only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its Consolidated Financial Statements.

Note 17—SUBSEQUENT EVENTS:

The Company evaluated subsequent events through August 10, 2009, the date the financial statements were issued. On July 31, 2009, the Company prepaid $78.8 million on its $225.0 million term loan in order to reduce its interest expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending,

•	the success of new market development,

•	ability to obtain access to financial markets and to maintain current covenant requirements,

•	long-term supply agreements,

•	the impact of Boeing 787 Dreamliner® production delays,

•	legislative challenges to the Specialty Metals Clause,

•	labor matters,

•	outcome of the U.S. Customs investigation,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this, as well as in other filings filed with or furnished to the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

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

During the first quarter of 2009, we closed our distribution facility located in Indianapolis, Indiana. We closed our Houston, Texas, distribution facility during the second quarter of 2009. Both of these closures were done as part of our ongoing cost rationalization strategy within the Distribution Group in light of current market conditions. These closures did not have a material impact on our Consolidated Financial Statements.

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of mill products. For the three months ended June 30, 2009 and 2008, approximately 57% and 45%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. For the six months ended June 30, 2009 and 2008, approximately 55% and 46%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Our net income for the three months ended June 30, 2009 totaled $0.1 million, or $0.01 per diluted share, on sales of $104.4 million, compared with net income totaling $18.6 million, or $0.81 per diluted share, on sales of $159.8 million for the three months ended June 30, 2008. Our net loss for the six months ended June 30, 2009 totaled $(1.3) million, or $(0.06) per diluted share, on sales of $210.4 million, compared with net income of $40.9 million, or $1.76 per diluted share, on sales of $310.5 million for the six months ended June 30, 2008.

Trends and Uncertainties

Our business has been significantly impacted by the global economic crisis. This impact was exacerbated by the severe global credit crisis that started in September 2008. Our primary market, the commercial aerospace industry, has been hit especially hard by these crises as most aircraft purchases are financed over long periods of time. The result of these two crises combined with the long-term delays in the Boeing 787 Dreamliner® program, is that our industry is left with a significant oversupply of inventory and a severe contraction in demand. As a result, our spot sales of titanium mill products have been minimal. Somewhat offsetting these impacts has been our focus on removing some of the cyclicality of the industry by signing longer-term contracts for specific quantities of material. These contracts have allowed us to maintain a level of volumes in excess of those seen during the last market downturn following September 11, 2001.

In such market downturns, we strive to reduce our variable costs to counteract such declines in spot sales, although we cannot always do so as quickly as sales levels decline. We continue to balance our expectations of future business with our need to contain costs.

Production delays related to the Boeing 787 Dreamliner® program continue to hamper our Fabrication and Distribution Groups as well. The 787, which was initially scheduled to begin customer deliveries in late 2007, currently has a first delivery date of early 2010. We have invested a significant amount of capital into our facilities to prepare for the ramp up of 787 production. As such, while we attempt to reduce our own variable expenses (primarily labor, outside processing, overtime, and supplies) to match the reduced near-term demand from Boeing, our fixed costs cannot be reduced. While we expect to receive the anticipated volumes from this program, it will be difficult to predict in what period they will occur given the uncertainly in the program’s production schedule.

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$27.1	$52.4	$(25.3)	(48.3)%
Fabrication Group	26.5	41.1	(14.6)	(35.5)%
Distribution Group	50.8	66.3	(15.5)	(23.4)%

Total consolidated net sales	$104.4	$159.8	$(55.4)	(34.7)%

The combination of a 4% decrease in the average realized selling prices of prime mill products and a 44% decrease in prime mill shipments to our trade customers resulted in a $21.2 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to changes in the sales mix between periods, with the mix in 2009 consisting of a higher percentage of sales related to long-term supply agreements, which generally carry lower overall sales prices and are subject to annual pricing adjustments. Furthermore, excess inventory in the market due to the ongoing Boeing 787 Dreamliner® program delays and the lower overall titanium demand profile resulted in a reduction in spot market volume and a decrease in realized selling prices on spot sales compared to the prior period. Additionally, decreasing demand from the specialty steel industry resulted in a $3.8 million reduction in ferro titanium sales.

The decrease in the Fabrication Group’s net sales principally relates to the relatively low price of oil compared to the prior year, which has led to a slow down in orders from our energy market customers, resulting in a $9.9 million decrease in net sales compared to the prior year. In addition, continued delays in the Boeing 787 Dreamliner® program, as well as the general downturn in the commercial aerospace market, resulted in a reduction in net sales totaling $4.2 million compared to the prior year.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the global economic downturn and the slow down in the commercial aerospace market which has resulted in higher levels of titanium inventory throughout the supply chain. Lower demand and lower realized pricing for the Group’s titanium products resulted in a $10.2 million reduction in net sales. Lower demand and lower realized pricing for the Group’s specialty alloys products resulted in a $5.3 million reduction in net sales.

Gross Profit (Loss).  Gross profit (loss) for our reportable segments, for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$6.8	$24.2	$(17.4)	(71.9)%
Fabrication Group	(1.3)	11.9	(13.2)	(110.9)%
Distribution Group	8.0	13.3	(5.3)	(39.8)%

Total consolidated gross profit (loss)	$13.5	$49.4	$(35.9)	(72.7)%

Excluding the $2.3 million charge in the current period associated with the U.S. Customs’ investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $15.1 million compared to the prior year. The decrease in the Titanium Group’s gross margin was largely the result of lower sales levels, which reduced gross profit by $5.7 million. In addition, lower average realized selling prices and a lower margin sales mix reduced gross profit by $3.5 million. Higher raw material costs and lower absorption of production overhead due to the lower level of production in the current period reduced gross profit $1.4 million. Furthermore, gross profit at the Titanium Group was unfavorably impacted $0.6 million by reduced sales of Titanium Group-sourced inventory by our Fabrication Group and Distribution Group business.

The decrease in gross profit for the Fabrication Group was driven by several factors, including reduced sales volumes which reduced gross profit by $3.0 million and continued cost overruns related to certain energy market projects which negatively impacted gross profit by $6.0 million. In addition, production execution issues at one of the Fabrication Group’s facilities negatively impacted its ability to deliver orders and lower than expected material yields at that same location resulted in higher than expected material costs. These issues, although largely corrected by the end of the current period, reduced gross profit by $3.7 million compared to the prior year. Additionally, ongoing uncertainty and delays in the ramp up of the Boeing 787 Dreamliner® program continue to result in lower utilization and other operational inefficiencies despite significant actions taken to manage costs in line with demand.

The decrease in gross profit for the Distribution Group was principally related to lower sales coupled with a decrease in realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by our actions taken to rationalize our domestic Distribution Group facilities and to reduce logistics costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$4.2	$5.0	$(0.8)	(16.0)%
Fabrication Group	5.1	6.6	(1.5)	(22.7)%
Distribution Group	5.3	6.2	(0.9)	(14.5)%

Total consolidated SG&A expenses	$14.6	$17.8	$(3.2)	(18.0)%

The $3.2 million decrease in SG&A was primarily related to a $2.2 million reduction in salary and incentive related expenses, driven by a reduction in expected cash incentive compensation in the current year compared to the prior year. Additionally there was a $0.7 million reduction in pension related expenses and a $0.6 million reduction in professional and consulting expenses. The decreases reflect management’s focus on reducing expenses during the current economic downturn while continuing to position the Company for growth in the future.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.5 million for both the three month periods ended June 30, 2009 and June 30, 2008, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$2.1	$18.4	$(16.3)	(88.6)%
Fabrication Group	(6.4)	5.3	(11.7)	(220.8)%
Distribution Group	2.7	7.2	(4.5)	(62.5)%

Total operating income (loss)	$(1.6)	$30.9	$(32.5)	(105.2)%

Excluding the $2.3 million charge in the current period associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $14.0 million. The decrease was primarily attributable to lower gross profit, largely due to unfavorable volume and lower realized selling prices, which were partially offset by a reduction in SG&A expenses.

The decrease in the Fabrication Group’s operating income was the result of lower sales to both the energy and aerospace markets, along with continuing cost overruns on certain energy market projects and manufacturing execution issues at one of the Fabrication Group’s facilities, although these issues were largely corrected during the current period. Further, the Fabrication Group experienced lower utilization as well as increased operating inefficiencies, which in part were driven by the ongoing delays in the Boeing 787 Dreamliner® program and global economic slow down affecting the commercial aerospace market, partially offset by reductions in compensation, professional and consulting expenses during the period.

The decrease in operating income for the Distribution Group was largely due to lower demand in both the titanium and specialty alloys markets. The lower demand resulted in decreased realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was slightly offset by a decrease in compensation-related expenses and other cost management actions.

Other Income (Expense).  Other income (expense) for the three months ended June 30, 2009 and 2008 was $0.9 million and $(1.0) million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the three months ended June 30, 2009 and 2008 was $0.4 million and $0.5 million, respectively. The decrease was principally related to lower returns on invested cash compared to the prior year period. Interest expense was $2.4 and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. The increase in interest expense was primarily attributable to the increase in our long-term debt compared to the prior year as a result of the closing of our $225 million term loan in September 2008.

Provision for (Benefit from) Income Taxes.  We recognized a provision for (benefit from) income taxes of $(2.8) million, or 104.7% of pretax loss, and $11.5 million, or 38.2% of pretax income, for federal, state, and foreign income taxes for the three months ended June 30, 2009 and 2008, respectively. Discrete items recognized during each period were not material. Income taxes, as a percentage of pretax income or loss, increased year over year primarily as a result of the mix of domestic income and foreign losses benefited at lower rates. The lower level of income amplifies the rate impact of these mix effects in the current period compared to the comparable period.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$57.4	$107.5	$(50.1)	(46.6)%
Fabrication Group	52.6	71.1	(18.5)	(26.1)%
Distribution Group	100.4	131.9	(31.5)	(23.9)%

Total consolidated net sales	$210.4	$310.5	$(100.1)	(32.2)%

The combination of a 9% decrease in the average realized selling prices of prime mill products and a 41% decrease in prime mill shipments to our trade customers resulted in a $44.8 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to changes in the sales mix between periods, with the mix in 2009 consisting of lower priced products. In addition, a higher percentage of our sales in the current period were related to long-term supply agreements, which generally carry lower overall sales prices and are subject to annual pricing adjustments. Furthermore, excess inventory in the market due to the ongoing Boeing 787 Dreamliner® program delays and the lower overall titanium demand profile resulted in a reduction in spot market volume and a decrease in realized selling prices on spot sales compared to the prior period. Additionally, decreasing demand from the specialty steel industry resulted in a $5.5 million reduction in ferro titanium sales.

The decrease in the Fabrication Group’s net sales principally relates to the relatively low price of oil compared to the prior year, which has led to a slow down in orders from our energy market customers, resulting in $8.6 million decrease in net sales compared to the prior year. In addition, the general downturn in the commercial aerospace market, combined with production inefficiencies at one of our facilities, resulted in a reduction in net sales totaling $10.2 million compared to the prior year.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the global economic downturn and the slow down in the commercial aerospace market which has resulted in higher levels of titanium inventory throughout the supply chain. Lower demand and lower realized pricing for the Group’s titanium products resulted in a $22.3 million reduction in net sales. Lower demand and lower realized pricing for the Group’s specialty alloys products resulted in a $9.2 million reduction in net sales.

Gross Profit (Loss).  Gross profit (loss) for our reportable segments, for the six months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$16.2	$57.6	$(41.4)	(71.9)%
Fabrication Group	(2.6)	16.5	(19.1)	(115.8)%
Distribution Group	16.2	27.2	(11.0)	(40.4)%

Total consolidated gross profit (loss)	$29.8	$101.3	$(71.5)	(70.6)%

Excluding the $2.5 million charge in the current period associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $38.9 million compared to the prior year. The decrease in the Titanium Group’s gross margin was largely the result of lower sales levels, which reduced gross profit $13.7 million. In addition, lower average realized selling prices and a lower margin sales mix reduced gross profit $9.5 million. Higher raw material costs and lower absorption of production overhead due to the lower level of production in the current period reduced gross profit $4.9 million. Deterioration in ferro-alloys margins due to weakening steel markets reduced gross profit $2.1 million compared to the prior year. Furthermore, gross profit at the Titanium Group was unfavorably impacted $2.1 million by reduced sales of Titanium Group-sourced inventory by our Fabrication Group and Distribution Group businesses.

The decrease in gross profit for the Fabrication Group was driven by several factors, including reduced sales volumes which reduced gross profit by $4.3 million and continued cost overruns related to certain energy market projects which negatively impacted gross profit by $6.7 million. In addition, production execution issues at one of the Fabrication Group’s facilities negatively impacted its ability to deliver orders and lower than expected material yields at that same location resulted in higher than expected material costs. These issues, although largely corrected by the end of the current period, reduced gross profit by $6.2 million compared to the prior year. Additionally, ongoing uncertainty and delays in the ramp up of the Boeing 787 Dreamliner® program continue to result in lower utilization and other operational inefficiencies despite significant actions taken to manage costs in line with demand.

The decrease in gross profit for the Distribution Group was principally related to lower sales coupled with a decrease in realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by our actions taken to rationalize our domestic Distribution Group facilities and to reduce logistics costs.

Selling, General, and Administrative Expenses.  SG&A expenses for our reportable segments for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$8.8	$9.8	$(1.0)	(10.2)%
Fabrication Group	11.0	14.1	(3.1)	(22.0)%
Distribution Group	11.3	12.2	(0.9)	(7.4)%

Total consolidated SG&A expenses	$31.1	$36.1	$(5.0)	(13.9)%

The $5.0 million decrease in SG&A was primarily related to a $2.2 million reduction in salary and incentive related expenses, driven by a reduction in expected cash incentive compensation in the current year compared to the prior year. Additionally there was a $1.9 million reduction in professional and consulting expenses and a $0.8 million reduction in pension related expenses. The decreases reflect management’s focus on reducing expenses during the current economic downturn while continuing to position the Company for growth in the future.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $1.0 for both the six month periods ended June 30, 2009 and June 30, 2008. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$6.3	$46.8	$(40.5)	(86.5)%
Fabrication Group	(13.6)	2.4	(16.0)	(666.7)%
Distribution Group	4.9	14.9	(10.0)	(67.1)%

Total operating income (loss)	$(2.4)	$64.1	$(66.5)	(103.7)%

Excluding the $2.5 million charge in the current period associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $38.0 million. The decrease was primarily attributable to lower gross profit, largely due to unfavorable volume and lower realized selling prices, which were partially offset by a reduction in SG&A expenses.

The decrease in the Fabrication Group’s operating income was the result of lower sales to both the energy and aerospace markets, along with continuing cost overruns on certain energy market projects and manufacturing execution issues at one of the Fabrication Group’s facilities, although these issues were largely corrected during the current period. Further, the Fabrication Group experienced lower utilization as well as increased operating inefficiencies, which in part were driven by the ongoing delays in the Boeing 787 Dreamliner® program and global economic slow down affecting the commercial aerospace market, partially offset by reductions in compensation, professional and consulting expenses during the period.

The decrease in operating income for the Distribution Group was largely due to lower demand in both the titanium and specialty alloys markets. The lower demand resulted in decreased realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was slightly offset by a decrease in compensation-related expenses and other cost management actions.

Other Income (Expense).  Other income (expense) for the six months ended June 30, 2009 and 2008 was $1.8 million and $(0.7) million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the six months ended June 30, 2009 and 2008 was $1.1 million and $1.4 million, respectively. The decrease was principally related to lower returns on invested cash compared to the prior year period. Interest expense was $4.8 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. The increase in interest expense was primarily attributable to the increase in our long-term debt compared to the prior year as a result of the closing of our $225 million term loan in September 2008.

Provision for (Benefit from) Income Taxes.  We recognized a provision for (benefit from) income taxes of $(3.0)million, or 69.2% of pretax loss, and $23.3 million, or 36.4% of pretax income, for federal, state, and foreign income taxes for the six months ended June 30, 2009 and 2008, respectively. Income tax, as a percentage of pretax income or loss, increased year over year primarily as a result of the mix of domestic income and foreign losses benefited at lower tax rates. The lower level of income amplifies the rate impact of these mix effects in the current period compared to the comparable period. Discrete items totaling $0.6 million reduced the benefit from income taxes for the six months ended June 30, 2009 and were comprised primarily of adjustments to unrecognized tax benefits. Discrete items totaling $0.5 million reduced the provision for income taxes for the six months ended June 30, 2008 and were comprised primarily of adjustments to the prior year state income tax provision.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are undertaking several capital expansions. During 2007, we announced plans to construct a premium-grade titanium sponge facility in Hamilton, Mississippi, with anticipated capital spending of approximately $300 million. To date, we have spent approximately $60 million on this project and have additional commitments of up to approximately $40 million related to this project. In light of current economic uncertainties, the overall softening within the industry, and the continued delays in the production schedules of several of the programs driving titanium demand, we have delayed the construction of this facility. We will continue to monitor market conditions in relation to the timing of our future capital expenditures associated with this project, as well as continue to assess potential alternative sourcing options for sponge supply. These market conditions include expected future mill product demand volume and its impact on our metallics requirements, which may result in further delay, idling, or abandonment of the sponge plant project.

During 2007, we also announced plans to construct a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $100 million. While we continually evaluate market conditions, we continue to move forward with this project and presently anticipate the majority of the capital expenditures related to these facilities to occur in 2009 and 2010.

In connection with these capital expansion programs and the continuing uncertainties in the credit markets, we completed the first amendment of our $240 million credit agreement in September 2008. The amendment replaced our $240 million revolving credit facility with a $225 million term loan, on which we have fully borrowed, and a $200 million revolving credit facility. The principal on the term loan will be repaid in quarterly installments beginning in 2010 with 20% of the outstanding balance being repaid in each of 2010 and 2011 and the remaining 60% being repaid in 2012. In order to reduce our net interest expense, we prepaid $78.8 million of our $225 million term loan on July 31, 2009.

Our $425 million credit agreement and our Claro credit agreement (collectively, the “Credit Agreements”) contain identical restrictive covenants derived from our Consolidated Financial Statements which, among other things, include a leverage ratio and an interest coverage ratio (our “financial covenants”). A failure to maintain our financial covenants may impair our ability to borrow under the credit facilities. These financial covenants and ratios are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreements) was 0.7 at June 30, 2009. If this ratio were to exceed 3.25 to 1, we would be in default of our Credit Agreements and our ability to borrow under our Credit Agreements would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreements) was 6.9 at June 30, 2009. If this ratio were to fall below 2.0 to 1, we would be in default of our Credit Agreements and our ability to borrow under the Credit Agreements would be impaired.

Consolidated EBITDA, as defined in the Credit Agreements, allows for adjustments related to unusual gains and losses and certain noncash items. At June 30, 2009, we were in compliance with our financial covenants under the Credit Agreements.

While our current financial forecasts indicate we will maintain our compliance with these covenants, certain events, some of which are beyond our control, including further long-term delays in the Boeing 787 Dreamliner® production schedule, the failure of one or more of our significant customers to honor the terms of their take-or-pay contracts, a future decision to indefinitely delay, idle, or abandon the construction of the sponge plant, and deeper reductions in global aircraft demand, may cause us to be in default of one or more of these covenants in the future. In the event of a default under our credit agreement, absent a waiver from our lenders or an amendment to our credit agreement, our $225 million term loan could become due immediately and/or the interest rate on the credit agreement could increase materially. Either of these developments, or both in combination, could have a material adverse impact on our Consolidated Financial Statements. If we default or anticipate an expected future default under one or more of our credit facility covenants, we will need to renegotiate our credit arrangements, seek other sources of liquidity, or both.

Provided we continue to meet our financial covenants under our Credit Agreements, we expect that our cash and cash equivalents, coupled with our expected future cash flows and our undrawn $200 million revolving credit facility, will provide us sufficient liquidity to meet our operating needs, debt service requirements, and capital expansion plans.

Cash provided by operating activities.  Cash provided by operating activities for the six months ended June 30, 2009 and 2008 was $19.0 million and $33.5 million, respectively. This decrease is primarily due to the decrease in our net income for the six months ended June 30, 2009, partially offset by improvements in our working capital, primarily driven by improvements in accounts receivable.

Cash used in investing activities.  Cash used in investing activities for the six months ended June 30, 2009 and 2008 was $45.2 million and $48.1 million, respectively. This spending reflects our continued investments related to our major capital expansion projects.

Cash provided by (used in) financing activities.  Cash provided by (used in) financing activities for the six months ended June 30, 2009 and 2008 was $0.9 million and $(7.4) million, respectively. This increase was primarily due to the purchase of 176,976 shares of RTI Common Stock at an average price of $50.83 per share during the six months ended June 30, 2008.

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

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result of this review, we recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. We recorded additional charges totaling $0.2 million during the three months ended March 31, 2009. During the three months ended June 30, 2009, we recorded additional charges totaling $2.3 million, primarily as a result of U.S. Customs’ formal denial of certain of our previously filed direct claims. While we intend to continue to pursue these claims through the administrative process, we have fully reserved for these claims due to the inherent risks and uncertainties related to the protest process.

These abovementioned charges were determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2008, the Company repaid to U.S. Customs $1.1 million for invalid claims. The Company made additional repayments totaling $0.2 million during the six months ended June 30, 2009. As a result of these payments, the Company’s liability totaled $8.1 million as of June 30, 2009.

While the ultimate outcome of the U.S. Customs investigation and the Company’s own internal review is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.0 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time. This possible risk of future loss relates primarily to indirect duty drawback claims filed with U.S. Customs by several of our customers as the ultimate exporter of record in which we shared in a portion of the revenue.

Backlog

The Company’s order backlog for all markets was approximately $320 million as of June 30, 2009, as compared to $400 million at December 31, 2008. Of the backlog at June 30, 2009, approximately $188 million is likely to be realized over the remainder of 2009. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements, that are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Based on available information, we believe our share of possible environmental-related costs is in a range from $1.1 million to $2.6 million in the aggregate. At June 30, 2009 and December 31, 2008, the amounts accrued for future environmental-related costs were $1.8 million and $2.3 million, respectively. Of the total amount accrued at June 30, 2009, $1.5 million is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $0.2 million recorded in other noncurrent liabilities. During the six months ended June 30, 2009, we made payments totaling $0.6 million related to its environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites, which include the Ashtabula River and the Reserve Environmental Services Landfill.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes additional disclosure requirements related to the financial effects of a business combination. SFAS 141(R) became effective as of January 1, 2009. The adoption of SFAS 141(R) did not have a material effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 became effective as of January 1, 2009. The adoption of SFAS 160 did not have a material effect on our Consolidated Financial Statements.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method described in SFAS 128. The provisions of FSP EITF 03-6-1 became effective as of January 1, 2009, and require retrospective application. The adoption of FSP EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

In December 2008, the FASB issued FASB Staff Position No FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides guidance on an employers’ disclosures about plan assets of a defined benefit or other postretirement plan, to include investment policies and strategies; associated and concentrated risks; major asset categories and their fair values; inputs and valuation techniques used to measure fair-value of plan assets; and the net periodic benefit costs recognized for each annual period. FSP SFAS 132(R)-1 is effective for reporting periods ending after December 15, 2009. We are currently evaluating the potential impact the adoption of FSP SFAS 132(R)-1 will have on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material effect on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Additionally, SFAS requires disclosure of the date through which subsequent events have been evaluated. The adoption of SFAS 165 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification (the “Codification”) as the sole source of U.S. GAAP recognized by the FASB. The Codification identifies only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material effect on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk on our Form 10-K filed with the SEC on February 18, 2009.

Item 4.	Controls and Procedures.

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.

Our business is subject to various risks and uncertainties. Any of these individual risks described below, or any number of these risks occurring simultaneously, could have a material effect on our Consolidated Financial Statements, business or results of operation. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities.

We are subject to risks associated with global economic and political uncertainties

Like other companies, we are susceptible to macroeconomic downturns in the United States and abroad that may affect our performance and the performance of our customers and suppliers. Further, the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict. The credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant financial and operational challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to other industries (for example, the availability of financing for the purchase of commercial aircraft) could adversely impact overall demand for our products, which could have a negative effect on our revenues. In addition, our ability to access the traditional bank and capital markets may be severely restricted, which could have an adverse impact on our ability to react to changing economic and business conditions.

In addition, we are subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in policy resulting from the new Presidential administration could have an adverse effect on the financial condition and the level of business activity of the defense industry or other market segments in which we participate. This may reduce our customers’ demand for our products and/or depress pricing of those products, resulting in a material adverse impact on our business, prospects, results of operations, revenues, and cash flows.

A significant amount of our future revenue is based on long-term contracts for new aircraft programs

We have signed several long-term contracts in recent years to produce titanium mill products and complex engineered assemblies for several new aircraft programs, including the Boeing 787, Lockheed Martin’s F-35 Joint Strike Fighter or “JSF,” and the Airbus family of aircraft, including the A380 and the A350XWB. In order to meet the delivery requirements of these contracts, we have invested in significant capital expansion projects. Because of the current global economic slowdown and production problems experienced by many of our customers, we have experienced significant delays in these programs. Further delays or program cancellations could have a material adverse impact on our business, prospects, results of operations, revenues, cash flows, and financial standing. In addition, several of our customer contracts are “take-or-pay” contracts that require our customers to take a minimum amount of product in a period. As program delays continue, some of our customers may not meet their contractual minimum amount of product. While we intend to bill these customers for their contractual minimum amount, if they fail to pay as required by their contracts, we may suffer a material adverse impact on our liquidity and results of operations.

The ability to successfully expand our operations in a timely and cost effective manner

In connection with several of our long-term commercial contracts, we have undertaken several major capital expansion projects which are currently estimated to continue through 2011, including the construction of our new titanium sponge plant and titanium rolling mill and forging press facilities. Construction of the sponge plant has been delayed because of the current global economic slowdown, and may be further delayed, idled, or abandoned. Our inability to successfully complete the construction of these facilities in a timely and cost effective manner, or at all, or obtain titanium sponge (our principle raw material) from an alternative source, could have a material adverse effect on our business, financial condition and results of operations. If we were to indefinitely delay or abandon the construction of the sponge plant, we could suffer an adverse effect on our liquidity and our ability to meet our financial covenants under our credit agreement. Further, our undertaking of these significant initiatives places a significant demand on management, financial, and operational resources. Our success in these projects will depend upon the ability of key financial and operational management to ensure the necessary internal and external resources are in place to properly complete and operate these facilities.

We may be affected by our ability or inability to obtain financing

Our ability to access the traditional bank or capital markets in the future for additional financing, if needed, and our future financial performance could be influenced by our ability to meet current covenant requirements associated with our existing credit agreement, our credit rating, or other factors.

The demand for our products and services may be adversely affected by demand for our customers’ products and services

Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. The ability or inability to meet our financial expectations could be directly impacted by our customers’ abilities or inabilities to meet their own financial expectations. A continued downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other domestic as well as global economic, environmental or political factors. A continued slowdown in demand by or complete loss of business from these customers could have a material impact on our financial position.

A substantial amount of revenue is derived from the commercial aerospace and defense industries and a limited number of customers

More than 80% of our annual revenue is derived from the commercial aerospace and defense industries. Within those industries are a relatively small number of consumers of titanium products. Those industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services. Some of our customers are particularly sensitive to the level of government spending on defense-related products. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand for defense-related titanium products. In addition, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations. Many of our customers are dependent on the commercial airline industry which has shown to be subject to significant economic and political challenges due to threats or acts of terrorism, rising or volatile fuel costs, pandemics, or other outbreaks of infectious diseases, aggressive competition, global economic slowdown, and other factors. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither the Company nor its customers may be able to project or plan in a timely manner for the impact of these events.

We may be subject to competitive pressures

The titanium metals industry is highly competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Our Russian competitor, in particular, has significantly greater capacity than us and others in our industry. Not only do we face competition for a limited number of customers with other producers of titanium products, but we also must compete with producers of other generally less expensive materials of construction including stainless steel, nickel-based high temperature and corrosion resistant alloys, and composites.

Our competitors could experience more favorable operating conditions than us including lower raw materials costs, more favorable labor agreements, or other factors which could provide them with competitive cost advantages in their ability to provide goods and services. Changes in costs or other factors related to the production and supply of titanium mill products compared to costs or other factors related to the production and supply of other types of materials of construction may negatively impact our business and the industry as a whole. New competitive forces unknown to us today could also emerge which could have an adverse impact on our financial performance. Our foreign competitors in particular may have the ability to offer goods and services to our customers at more favorable prices due to advantageous economic, environmental, political, or other factors.

We may experience a lack of supply of raw materials at costs that provide us with acceptable margin levels

The raw materials required for the production of titanium mill products (primarily titanium sponge and scrap) are acquired from a number of domestic and foreign suppliers. Although we have long-term contracts in place for the procurement of certain amounts of raw material and have begun the process of constructing a titanium sponge plant (which has been delayed due to the current global economy), we cannot guarantee that our suppliers can fulfill their contractual obligations nor can we guarantee that the construction of our sponge plant will not be further delayed, idled, or abandoned due to the global economic slowdown or other circumstances. Our suppliers may be adversely impacted by events within or outside of their control that may adversely affect our business operations. We cannot guarantee that we will be able to obtain adequate amounts of raw materials from other suppliers in the event that our primary suppliers are unable to meet our needs. We may experience an increase in prices for raw materials which could have a negative impact on our profit margins if we are unable to adequately increase product pricing, and we may not be able to project the impact that an increase in costs may cause in a timely manner. We may be contractually obligated to supply products to our customers at price levels that do not result in our expected margins due to unanticipated increases in the costs of raw materials. We may experience dramatic increases in demand and we cannot guarantee that we will be able to obtain adequate levels of raw materials at prices that are within acceptable cost parameters in order to fulfill that demand.

We are subject to changes in product pricing

The titanium industry is highly cyclical. Consequently, excess supply and competition may periodically result in fluctuations in the prices at which we are able to sell certain of our products. Price reductions may have a negative impact on our operating results. In addition, our ability to implement price increases is dependent on market conditions, often beyond our control. Given the long manufacturing lead times for certain products, the realization of financial benefits from increased prices may be delayed.

We may experience a shortage in the supply of energy or an increase in energy costs to operate our plants

We own twenty-four natural gas wells which provide some but not all of the non-electrical energy required by our Niles, Ohio operations. Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas, or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes, or the inability to extend expiring energy supply contracts on favorable economical terms.

Our business could be harmed by strikes or work stoppages

Approximately 350 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the United Steelworkers of America. Our current labor agreement with this union expires June 30, 2013. Approximately 160 hourly employees at our RTI Tradco facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers. Our current labor agreement with this union expires February 19, 2011.

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

We are dependent on services that are subject to price and availability fluctuations

We often depend on third parties to provide outside material processing services that may be critical to the manufacture of our products. Purchase prices and availability of these services are subject to volatility. At any given time, we may be unable to obtain these critical services on a timely basis, at acceptable prices or on other acceptable terms, if at all. Further, if an outside processor is unable to produce to required specifications, our additional cost to cure may negatively impact our margins.

Our success depends largely on our ability to attract and retain key personnel

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, management, materials engineers and other technical specialists, and staff positions. The loss of key personnel could adversely affect our Company’s ability to perform until suitable replacements are found. There can be no assurance that the Company will be able to continue to successfully attract and retain key personnel.

The demand for our products and services may be affected by factors outside of our control

War, terrorism, natural disasters, and public health issues including pandemics, whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a negative impact on the global economy as a whole. Our business operations, as well as our suppliers’ and customers’ business operations, are subject to interruption by those factors as well as other events beyond our control such as governmental regulations, fire, power shortages, and others. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for the Company’s products, make it difficult or impossible for us to deliver products to our customers or to receive materials from our suppliers, and create delays and inefficiencies in our supply chain. Our operating results and financial condition may be adversely affected by these events.

The outcome of the U.S. Customs investigation of our previously filed duty drawback claims is uncertain

During 2007, the Company received notice from U.S. Customs indicating that certain duty drawback claims previously filed by the Company’s agent, on behalf of the Company, are under formal investigation. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s prior drawback broker. For additional detail regarding this investigation, see “Duty Drawback Investigation” in Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2008. The ultimate outcome of the U.S. Customs investigation cannot be determined, however, the outcome of this investigation could have an adverse impact on our financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999, and which authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were repurchased under this program during the three months ended June 30, 2009. At June 30, 2009, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities during the three months ended June 30, 2009 and 2008 were 226 and 99 shares, respectively.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on April 24, 2009. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company’s proxy statement for such meeting.

All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

Nominee	For	Withheld

Craig R. Andersson	19,790,313	1,613,601
Daniel I. Booker	19,791,484	1,612,430
Donald P. Fusilli, Jr.	20,801,970	601,944
Ronald L. Gallatin	20,776,292	627,622
Charles C. Gedeon	19,819,524	1,584,390
Robert M. Hernandez	20,655,544	748,370
Dawne S. Hickton	20,701,606	702,308
Edith E. Holiday	19,647,092	1,756,822
Bryan T. Moss	19,845,531	1,558,383
Michael C. Wellham	20,807,270	596,644
James A. Williams	20,794,739	609,175

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009 was ratified.

	For	Against	Abstain

Ratification of independent registered public accounting firm	21,231,233	138,477	34,206

The proposed RTI International Metals, Inc Employee Stock Purchase Plan was approved by the shareholders and the total vote on the plan is listed below.

	For	Against	Abstain

Approval of the RTI International Metals, Inc Employee Stock Purchase Plan	16,711,377	1,363,115	824,671

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: August 10, 2009

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

4.1	Amended and Restated Credit Agreement dated September 8, 2008.
4.3	Credit Agreement Between RTI Claro, Inc., as borrower, RTI International Metals, Inc., as guarantor, and National City Bank, Canada Branch, as lender, dated December 27, 2006.
4.4	Credit Amending Agreement, dated September 27, 2007, related to the Credit Agreement between RTI Claro, Inc., as borrower, RTI International Metals, Inc., as guarantor, and National City Bank, Canada Branch, as lender.
4.5	Second Credit Amending Agreement, dated September 8, 2008, related to the Credit Agreement between RTI Claro, Inc., as borrower, RTI International Metals, Inc., as guarantor, and National City Bank, Canada Branch, as lender, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K for the event dated September 8, 2008.
10.1	RTI International Metals, Inc. Employee Stock Purchase Plan incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement, Form 14A, dated February 23, 2009.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.