Form 10-Q
period 2009-09-30
RTI INTERNATIONAL METALS INC
filed 2009-11-05
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
  Yes ☐     No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of October 30, 2009 was 30,002,780.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$100,247	$150,615	$310,655	$461,092
Cost and expenses:
Cost of sales	82,426	113,492	263,047	322,708
Selling, general, and administrative expenses	15,384	18,723	46,526	54,829
Research, technical, and product development expenses	466	555	1,493	1,590

Operating income (loss)	1,971	17,845	(411)	81,965
Other income (expense)	252	551	2,006	(129)
Interest income	257	799	1,325	2,172
Interest expense	(7,231)	(979)	(12,007)	(1,595)

Income (loss) before income taxes	(4,751)	18,216	(9,087)	82,413
Provision for income taxes	3,901	6,964	899	30,311

Net Income (loss)	$(8,652)	$11,252	$(9,986)	$52,102

Earnings per share:
Basic	$(0.35)	$0.49	$(0.42)	$2.26

Diluted	$(0.35)	$0.49	$(0.42)	$2.26

Weighted-average shares outstanding:
Basic	24,643,301	22,838,900	23,588,555	22,881,457

Diluted	24,643,301	22,915,541	23,588,555	23,007,236

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$124,733	$284,449
Receivables, less allowance for doubtful accounts of $605 and $2,260	66,265	79,778
Inventories, net	271,738	274,330
Deferred income taxes	25,577	29,456
Other current assets	8,073	11,109

Total current assets	496,386	679,122
Property, plant, and equipment, net	305,272	271,062
Goodwill	49,401	47,984
Other intangible assets, net	14,136	13,196
Deferred income taxes	30,611	15,740
Other noncurrent assets	1,602	2,099

Total assets	$897,408	$1,029,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,032	$54,422
Accrued wages and other employee costs	10,744	20,452
Unearned revenue	20,249	22,352
Current portion of long-term debt	—	1,375
Current liability for post-retirement benefits	2,632	2,632
Current liability for pension benefits	121	121
Other accrued liabilities	21,342	18,167

Total current liabilities	98,120	119,521
Long-term debt	86	238,550
Noncurrent liability for post-retirement benefits	31,520	30,732
Noncurrent liability for pension benefits	24,625	26,535
Deferred income taxes	154	154
Other noncurrent liabilities	7,310	11,777

Total liabilities	161,815	427,269

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,715,403 and 23,688,010 shares issued; 30,021,089 and 23,004,136 shares outstanding	307	237
Additional paid-in capital	438,547	307,604
Treasury stock, at cost; 694,314 and 683,874 shares	(16,979)	(16,891)
Accumulated other comprehensive loss	(33,632)	(46,352)
Retained earnings	347,350	357,336

Total shareholders’ equity	735,593	601,934

Total liabilities and shareholders’ equity	$897,408	$1,029,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(9,986)	$52,102
Adjustment for non-cash items:
Depreciation and amortization	15,985	14,891
Deferred income taxes	(11,571)	(15,614)
Stock-based compensation	3,668	3,942
Excess tax benefits from stock-based compensation activity	(439)	(239)
Other	102	(144)
Changes in assets and liabilities:
Receivables	15,363	899
Inventories	5,423	(7,935)
Accounts payable	5,635	2,286
Income taxes payable	(9)	494
Unearned revenue	(3,510)	16,088
Other current assets liabilities	(4,408)	(9,444)
Other assets and liabilities	485	(4,171)

Cash provided by operating activities	16,738	53,155

INVESTING ACTIVITIES:
Capital expenditures	(63,362)	(88,815)

Cash used in investing activities	(63,362)	(88,815)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	51	112
Excess tax benefits from stock-based compensation activity	439	239
Borrowings on long-term debt	1,181	227,011
Repayments on long-term debt	(243,449)	(815)
Financing fees	(300)	(1,313)
Proceeds from government grants	—	2,842
Purchase of common stock held in treasury	(88)	(9,090)
Proceeds from equity offering, net	127,423	—

Cash provided by (used in) financing activities	(114,743)	218,986

Effect of exchange rate changes on cash and cash equivalents	1,651	(800)

Increase (decrease) in cash and cash equivalents	(159,716)	182,526
Cash and cash equivalents at beginning of period	284,449	107,505

Cash and cash equivalents at end of period	$124,733	$290,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other
						Comprehensive Income
						(Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional				Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	Derivative	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Instruments	Liability	Translation	Total

Balance at December 31, 2008	23,004,136	$237	$307,604	$(16,891)	$357,336	$(3,325)	$(39,321)	$(3,706)	$601,934
Net loss	—	—	—	—	(9,986)	—	—	—	(9,986)
Foreign currency translation	—	—	—	—	—	—	—	7,543	7,543
Unrecognized gain on derivatives (interest rate swaps), net of tax	—	—	—	—	—	3,325	—	—	3,325
Benefit plan amortization	—	—	—	—	—	—	1,852	—	1,852

Comprehensive income									2,734
Shares issued for directors’ compensation	35,911	—	—	—	—	—	—	—	—
Shares issued for performance share award plans	53	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	87,360	1							1
Stock-based compensation expense recognized	—	—	3,668	—	—	—	—	—	3,668
Shares issued for equity offering	6,900,000	69	127,654						127,723
Treasury stock purchased at cost	(6,040)	—	—	(88)	—	—	—	—	(88)
Exercise of employee options	4,069	—	51	—	—	—	—	—	51
Forefeiture of restricted stock awards	(4,400)	—	—	—	—		—	—	—
Tax benefits from stock-based compensation activity	—	—	(430)	—	—	—	—	—	(430)

Balance at September 30, 2009	30,021,089	$307	$438,547	$(16,979)	$347,350	$—	$(37,469)	$3,837	$735,593

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

The Company is a leading producer and global supplier of titanium mill products and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co., and was reorganized into a holding company structure in 1998 under the symbol “RTI.”

The Company conducts business in three segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; and Hermitage, Pennsylvania; and a new facility under construction in Martinsville, Virginia, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets.

The Fabrication Group is comprised of companies with significant hard-metal expertise that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; Laval, Quebec; and a representative office in China, the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

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

Both the Fabrication Group and the Distribution Group utilize the Titanium Group as their primary source of titanium mill products.

Note 3—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2009, and the activity during the nine months then ended, is presented below:

Stock Options	Shares

Outstanding at December 31, 2008	352,680
Granted	170,430
Forfeited	(6,334)
Expired	(3,668)
Exercised	(4,069)

Outstanding at September 30, 2009	509,039

Exercisable at September 30, 2009	281,909

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2009

Risk-free interest rate	1.85%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	58.00%

The weighted-average grant date fair value of stock option awards granted during the nine months ended September 30, 2009 was $13.88.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2009, and the activity during the nine months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2008	161,669
Granted	123,271
Vested	(90,344)
Forfeited	(4,400)

Nonvested at September 30, 2009	190,196

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2009 was $14.46.

Performance Share Awards

A summary of the Company’s performance share award activity during the nine months ended September 30, 2009 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Granted	Eligible to Receive

Oustanding at December 31, 2008	28,500	57,000
Granted	85,730	171,460
Forfeited	(4,300)	(8,600)
Vested	(500)	(1,000)

Outstanding at September 30, 2009	109,430	218,860

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant date fair value of performance shares awarded during the nine months ended September 30, 2009 was $20.65.

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

For the nine months ended September 30, 2009, management estimates that the tax benefit of foreign losses will fully offset the Company’s U.S. tax liabilities so that the estimated annual effective tax rate applied to ordinary income is zero. The comparable rate in the same period in 2008 was 37.3%. These rates differ from the federal statutory rate of 35% principally as a result of the mix of domestic income and foreign losses benefited at lower tax rates. The lower level of expected annual income amplifies the rate impact of these mix effects in the current period compared to the comparable period last year.

The Company recognized a provision for income taxes of $3,901, or (82.1)% of pretax income, and $6,964, or 38.2% of pretax income, for federal, state, and foreign income taxes for the three months ended September 30, 2009 and 2008, respectively. The quarterly provision represents the discrete items of tax related to prior tax years and the reversal of tax benefits provided in previous quarters on previously reported losses. The relationship between tax expense and reported results varies from the comparable period of the prior year principally as a result of the mix of domestic income and foreign losses benefited at lower tax rates, the effect of which is amplified by the lower level of income in 2009. Included in the three month provision were discrete items totaling $283 comprised primarily of normal adjustments made upon filing the 2008 U.S. federal income tax return. Discrete items recognized during the comparable three month period ended September 30, 2008 were not material.

The Company recognized a provision for income taxes of $899, or (9.9)% of pretax income, and $30,311, or 36.8% of pretax income, for federal, state, and foreign income taxes for the nine months ended

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

September 30, 2009 and 2008, respectively. The provision for the current year to date period is comprised entirely of discrete items of tax related to prior years which are primarily attributable to current year adjustments to unrecognized tax benefits and normal adjustments for tax returns filed during the period. Discrete items recognized during the nine months ended September 30, 2008 were immaterial.

The Company is currently under examination by the Internal Revenue Service for the years 2006 and 2007. It is reasonably possible that the examination will conclude in the next twelve months; however the Company is not able to estimate the impact to unrecognized tax benefits at this time due to the preliminary status of the examination.

Note 5—	EARNINGS PER SHARE (“EPS”):

Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

In June 2008, the Financial Accounting Standards Board (“FASB”) amended the existing guidance for determining whether certain instruments were participating securities under the existing guidance. The new guidance clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method. The new guidance was effective for the Company’s fiscal year beginning January 1, 2009 and was to be applied retrospectively. The Company’s restricted stock awards are considered participating securities under the new guidance. The adoption of the new guidance reduced basic EPS by $0.02 and had no effect on diluted EPS for the nine month period ended September 30, 2008. There was no effect on basic or diluted EPS for the three month period ended September 30, 2008.

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$(8,652)	$11,252	$(9,986)	$52,102
Denominator:
Basic weighted-average shares outstanding	24,643,301	22,838,900	23,588,555	22,881,457
Effect of diluted securities	—	76,641	—	125,779

Diluted weighted-average shares outstanding	24,643,301	22,915,541	23,588,555	23,007,236

Earnings (loss) per share:
Basic	$(0.35)	$0.49	$(0.42)	$2.26
Diluted	$(0.35)	$0.49	$(0.42)	$2.26

For the three and nine months ended September 30, 2009, options to purchase 511,620 and 498,526 shares of Common Stock, at an average price of $30.86 and $31.41, respectively, have been excluded from the calculations of diluted earnings per share because their effects were antidilutive. For the three and nine months ended September 30, 2008, options to purchase 197,040 and 181,740 shares of Common Stock, at an average

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

price of $57.65 and $59.10, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 6—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 62% and 61% of the Company’s inventories as of September 30, 2009 and December 31, 2008, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	September 30,	December 31,
	2009	2008

Raw materials and supplies	$131,432	$124,689
Work-in-process and finished goods	215,970	228,745
LIFO reserve	(75,664)	(79,104)

Total inventories	$271,738	$274,330

As of September 30, 2009 and December 31, 2008, the current cost of inventories exceeded their carrying value by $75,664 and $79,104, respectively. The Company’s FIFO inventory value approximates current costs.

Note 7—	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill.  The Company does not amortize goodwill; however, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

The Company performs its goodwill impairment testing at the reporting unit level. The Company’s reporting units, which are one level below its operating segments, where appropriate, are as follows: 1) the Titanium reporting unit; 2) the Fabrication reporting unit; 3) the Energy Fabrication reporting unit; 4) the U.S. Distribution reporting unit; and 5) the Europe Distribution reporting unit.

Goodwill is tested annually during the fourth quarter and is assessed between annual tests if an event occurs or circumstances change that would indicate the carrying value of a reporting unit may exceed its fair value. These events and circumstances may include, but are not limited to: significant adverse changes in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; a material negative change in relationships with significant customers; strategic decisions made in response to economic or competitive conditions; loss of key personnel; or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. The Company last performed its annual goodwill impairment test as of October 1, 2008.

The fair value of the Company’s reporting units is determined using a discounted cash flow model. The Company believes a discounted cash flow model is appropriate as it provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries.

Utilizing a discounted cash flow model, the fair values of the Company’s reporting units are calculated using a number of assumptions, including projected future operating results and cash flows, discount rates, and changes in working capital. The Company considers historical experience and available information at the time

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

the reporting units’ fair values are estimated. For the Company’s October 1, 2008 annual impairment test, a 12% discount rate, the Company’s base discount rate, was used for the Fabrication, U.S. Distribution, and Europe Distribution reporting units. An 11% and 13% discount rate were used for the Titanium and Energy Fabrication reporting units, respectively, reflecting adjustments to the base discount rate for specific risk factors associated with those two reporting units. At October 1, 2008, a 1% increase in the discount rate, or a 10% decrease in expected cash flows, would have indicated a potential impairment at the U.S. Distribution reporting unit, which had $6.9 million in goodwill. A 4% increase in the discount rate, or a 40% decrease in expected cash flows, would have indicated a potential impairment at the Fabrication and Energy Fabrication reporting units, which had $28.8 million and $8.7 million, respectively, in goodwill.

The valuation method used for the October 1, 2008 annual testing was consistent with the prior year’s annual test. Significant assumptions that changed from the prior year included general overall decreases in operating profits and related cash flow projections due to the expected near-term softening of the commercial aerospace and titanium markets. The Company reduced the Fabrication reporting unit’s cash flow projections approximately 10% from the prior year to reflect the near-term uncertainty in Boeing 787 Dreamliner® production, offset by a more stable long-term production outlook. Cash flow projections for the U.S. Distribution reporting unit were reduced approximately 50% from the prior year to reflect declining market prices and the spot nature of sales by the U.S. Distribution reporting unit. Similarly, cash flow projections for the Energy Fabrication reporting unit were reduced approximately 50% from the prior year to reflect a forecasted reduction in orders from its energy market customers due to a forecasted decrease in energy prices from their record highs. In addition, the October 1, 2008 discount rates generally increased from the prior year. With the exception of the Titanium and Europe Distribution reporting units, the current year assumptions led to lower overall valuations of the Company’s reporting units, but did not indicate a potential impairment for any of the reporting units.

For the Company’s long-lead time products from the Titanium, Fabrication and Europe Distribution reporting units, the revenue and operating profit assumptions are primarily based on contractual business under various long-term agreements. Several of the larger long-term agreements were executed in 2006 and 2007, with production for these contracts not expected to ramp up until the 2011 to 2012 timeframe. For instance, the Company has a long-term supply agreement with Lockheed Martin to supply the first eight million pounds annually of titanium mill products for the Joint Strike Fighter (“JSF”) when production fully ramps up in the next decade. This volume will increase the Company’s titanium mill product shipments by more than 50% over 2008 levels over the next several years. Accordingly, operating results for the Titanium and Europe Distribution reporting units were forecasted to grow at an average Compound Annual Growth Rate (“CAGR”) of approximately 15% each in the discounted cash flow analysis, with this growth significantly weighted toward the later years of the analysis. This compares to an average CAGR of approximately 11% and 74% for the Titanium and Europe Distribution reporting units, respectively, for actual results over the previous four years. Operating results for the Fabrication reporting unit were forecasted to grow at an average CAGR of approximately 51% after year one of our discounted cash flow analysis, reflecting not only the ramp up in sales to Boeing related to the 787 Dreamliner® program, but also the efficiencies gained as a result of the increased utilization of the unit’s production capacity.

For the Company’s Energy Fabrication reporting unit, orders are significantly dependent on the price of oil and natural gas. While oil prices hit record highs during the summer of 2008, the Company anticipated that, with the onset of the global financial recession, accelerated by the global credit crisis and rising unemployment, the prices of oil and natural gas would continue to fall and capacity increases in the oil and natural gas production industry would slow. As a result of these expectations, cash flows for the Energy Fabrication reporting unit were forecasted to grow at an average CAGR of approximately 11% in the

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

discounted cash flow analysis compared to an average CAGR of approximately 40% for actual results over the previous four years.

For the Company’s U.S. Distribution reporting unit, orders are dependent upon current market conditions. The Company uses its historical market expertise to make assumptions about future trends for this reporting unit. In light of the global recession and global credit crisis, the Company forecasted a significant near-term reduction in both volume and selling prices. Accordingly, cash flows for the U.S. Distribution reporting unit were forecasted to grow at an average CAGR of approximately 6% in the discounted cash flow analysis.

As a part of the October 1, 2008 annual impairment test, and at December 31, 2008, the Company considered its market capitalization relative to its book value in evaluating for potential goodwill impairment. This evaluation included a consideration of both qualitative and quantitative factors. The Company believed the decline in its stock price was significantly affected by the equity market’s reaction to the global economic recession, exacerbated by the global credit crisis that began in September 2008. The Company considered these events in relation to its business which had a strong backlog and relies heavily on long-term contracts and pricing which extends out over the next seven to ten years. Other qualitative factors which were considered included:

•	Strong Backlog Supported by Long-Term Contracts — The Company has a strong backlog and relies heavily on long-term contracts and pricing which extend out over the next ten years, including the following significant contracts which are contributing to the Company’s future sales backlog:

•	Airbus Contracts — Long-term agreements were signed with Airbus in 2006 and 2007. Shipments under these contracts are expected to average 5 million pounds of titanium mill products annually from 2008 through 2015, with the 2007 contract being a supplemental contract extending through 2020. Total revenues of these contracts combined are expected to approximate $1.9 billion over a 12-year period.

•	Boeing — In November 2007, the Company announced it signed a ten year agreement with the Boeing Company to supply extruded, welded, and fully-machined, value-added structural titanium components for the Boeing 787 Dreamliner®. This contract is estimated to generate approximately $900 million in revenue over its term which commenced in 2008 and runs through 2017.

•	Lockheed Martin — In May 2007, the Company entered into a contract extension with Lockheed Martin Aeronautics Company (“Lockheed”) for the long-term supply of titanium mill products that will support the production of the JSF through 2020. The agreement calls for Lockheed to purchase the first 8 million pounds of titanium related to the program from the Company on an annual basis. The contract is expected to generate revenue of approximately $2 billion over the term of the agreement.

•	Overall Long-Term Prospects for Titanium Coupled with our Key Supplier Positions — Titanium is and will remain a key material used within the commercial aerospace and defense markets due to the continued increased usage of titanium in airframes and jet engines, as well as in artillery weapons and armored vehicles. Titanium is growing in its use due to the metal’s high strength, light weight, compatibility with composites, and noncorrosive qualities. As a result of the Company’s current position as a supplier on the key long-term programs noted above, it will be in a position going forward to leverage these relationships as new opportunities for titanium production arise within the commercial aerospace and defense markets.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

•	Integrated Business Model — The Company maintains a breadth of capabilities that span the production cycle for highly-engineered titanium and specialty metal components. Unlike other suppliers of titanium and various specialty metals, the Company provides its customers with solutions spanning the value stream, from titanium mill products to major assembly, design, kitting, and system integration (which the Company refers to as its Fabrication business). As a result of the Company’s participation throughout the supply chain value stream, especially its unique fabrication capabilities, the Company believes it offers significant structural advantages as aircraft production increases and continued design enhancements result in increased demand for fabricated titanium parts. This demand and operating leverage should serve to drive the Company’s revenue growth and profitability during periods of build-rate expansion.

Additionally, the Company considered, consistent with FASB’s authoritative guidance, the impact of a control premium which may effectively cause a company’s aggregate fair value of its reporting units to exceed its current market capitalization due to the ability of the controlling shareholder to benefit from synergies and other intangible assets that arise from such control. The fair value of the Company’s reporting units, using the aforementioned discounted cash flow analysis and assumptions, exceeded its market capitalization through the year.

The decline in the Company’s sales and operating results during the quarterly periods since October 1, 2008 did not result in a re-evaluation of goodwill because, excluding the nonrecurring cost overruns and execution issues at certain of our locations, the Company had forecasted significant declines in its results when performing the October 1, 2008 annual impairment test. The Company does not believe the nonrecurring cost overruns and execution issues associated with the Fabrication and Energy Fabrication reporting units were long-term in nature and indicative of a permanent decline in business opportunities that would be considered an indicator of potential impairment.

There have been no impairments to date; however, uncertainties or other factors that could result in a potential impairment in future periods may include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the major aerospace programs the Company currently supplies, including the JSF program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner, or a long-term slowdown or delay in the energy-related markets, may also impact the results of a future impairment test.

In September 2009, Boeing released an updated production schedule in response to the most recent delay in the first flight of the Boeing 787 Dreamliner®. The new production schedule did not significantly change from the previous schedule. As such, the Company determined the release of the new Boeing production schedule was not a triggering event for an interim impairment test.

The carrying amount of goodwill attributable to each segment at December 31, 2008 and September 30, 2009 was as follows:

	December 31,	Translation	September 30,
	2008	Adjustment	2009

Titanium Group	$2,548	$—	$2,548
Fabrication Group	35,603	1,417	37,020
Distribution Group	9,833	—	9,833

Total goodwill	$47,984	$1,417	$49,401

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Intangibles.  Intangible assets consist of customer relationships as a result of the Company’s prior acquisitions. These finite-lived intangible assets, which were valued at fair value using an Income approach, are being amortized over 20 years. The Company believes that this approach is appropriate because it provides a fair value estimate based on the expected long-term cash flows associated with the revenues generated from these customer relationships. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required.

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2008 and September 30, 2009. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2008 and September 30, 2009 was as follows:

	December 31,		Translation	September 30,
	2008	Amortization	Adjustment	2009

Fabrication Group	$13,196	(652)	1,592	$14,136

Note 8—	UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $20,249 and $22,352 as of September 30, 2009 and December 31, 2008, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenue.

Note 9—	OTHER INCOME:

Other income for the three months ended September 30, 2009 and 2008 was $252 and $551, respectively. Other income (expense) for the nine months ended September 30, 2009 and 2008 was $2,006 and $(129), respectively. Other income (expense) consists primarily of foreign exchange gains and losses from international operations and fair value adjustments related to the Company’s foreign currency forward contracts. See Note 15 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s foreign currency forward contracts.

Note 10—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three and nine months ended September 30, 2009 and 2008 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$397	$485	$1,193	$1,455	$127	$129	$383	$387
Interest cost	1,762	1,783	5,285	5,349	535	505	1,604	1,515
Expected return on plan assets	(1,929)	(2,218)	(5,788)	(6,654)	—	—	—	—
Amortization of prior service cost	209	206	627	618	303	303	910	910
Amortization of unrealized gains and losses	481	537	1,441	1,611	—	—	—	—

Net periodic benefit cost	$920	$793	$2,758	$2,379	$965	$937	$2,897	$2,812

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company made a cash contribution totaling $2.6 million to its Company-sponsored pension plans during September 2009 in order to maintain its desired funding status. No further contributions are required during fiscal year 2009.

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and makes adjustments as necessary.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $913 to $2,385 in the aggregate. At September 30, 2009 and December 31, 2008, the amounts accrued for future environmental-related costs were $1,546 and $2,259, respectively. Of the total amount accrued at September 30, 2009, $1,310 is expected to be paid out within the next twelve months, and is included in the Other accrued liabilities line of the balance sheet. The remaining $236 is recorded in Other noncurrent liabilities. During the nine months ended September 30, 2009, the Company made payments totaling $792 related to its environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites, which include the Ashtabula River and the Reserve Environmental Services Landfill.

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

Concurrent with the U.S. Customs investigation, the Company has performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, the Company recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. The Company recorded charges totaling $0.2 million and $2.3 million during the three months ended March 31, 2009 and June 30, 2009, respectively. No additional charges were recorded during the three months ended September 30, 2009. The $2.3 million charge during the three months ended June 30, 2009 resulted from the receipt of formal notice from U.S. Customs in June 2009 indicating that they had denied certain of the Company’s previously filed duty drawback claims. The $2.3 million charge represents 100% of the denied claims. While the Company has reserved the right to formally protest the denial of these claims, the inherent risks and uncertainties of the protest process make it probable that it will ultimately be required to reimburse U.S. Customs for the value of these denied claims.

These abovementioned charges represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2008, the Company repaid to U.S. Customs $1.1 million for invalid claims. The Company made additional repayments totaling $0.3 million during the nine months ended September 30, 2009. As a result of these payments, the Company’s liability totaled $8.0 million as of September 30, 2009. While the Company’s internal investigation into these claims is complete, there is not a timetable of which it is aware for when U.S. Customs will conclude its investigation.

While the ultimate outcome of the U.S. Customs investigation is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.0 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time. This possible risk of future loss relates primarily to indirect duty drawback claims filed with U.S. Customs by several of the Company’s customers as the ultimate exporter of record in which we shared in a portion of the revenue.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.

Note 12—	EQUITY OFFERING:

On September 11, 2009, the Company completed a public equity offering of 6.9 million shares of its Common Stock, which included an increase in the size of the offering from 5.0 million to 6.0 million shares and the exercise of the over-allotment option of 0.9 million shares, at $19.50 per share. The offering raised $134.6 million before offering costs. After the underwriters’ discounts and other expenses of the offering, the

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Company received net proceeds totaling $127.4 million which were recorded in Shareholders’ Equity. The Company used the proceeds of the offering, in addition to its cash and cash equivalents on hand, to repay all amounts outstanding under its $225 million senior term loan (the “Term Loan”), the $13.1 million outstanding under its credit facility between RTI Claro and National City Bank’s Canada Branch (the “Canadian Facility”), and the $4.5 million outstanding on its Canadian interest-free loan agreement.

Note 13—	LONG-TERM DEBT:

On September 18, 2009, the Company repaid all amounts outstanding under the Term Loan, Canadian Facility, and Canadian interest-free loan agreement. As part of the repayment of the Term Loan, the Company recorded a $4.9 million fee associated with the termination of its interest rate swap agreements and a $0.8 million charge associated with the write-off of deferred financing fees. Both charges were recorded as a component of Interest expense.

In connection with these repayments, the Company and its lenders completed the first amendment (the “Amendment”) to its Amended and Restated Credit Agreement (the “Credit Agreement”). The primary effect of the Amendment is to provide the Company additional flexibility on the Interest Coverage ratio covenant of the Credit Agreement by excluding the interest paid under the Term Loan and the Canadian Facility from the calculation and to provide additional flexibility on the Net Debt to EBITDA ratio covenant by permitting certain charges to be added back to net income for the purpose of determining EBITDA. The Amendment also increased the margin added to both the base interest rate and the LIBOR interest rate and increased the facility fee. There were no additional changes to the covenants under the Credit Agreement.

Long-term debt consisted of:

	September 30,	December 31,
	2009	2008

RTI term loan	$—	$225,000
RTI Claro credit agreement	—	11,792
Interest-free loan agreement — Canada	—	2,995
Other	86	138

Total debt	$86	$239,925
Less: Current portion	—	(1,375)

Long-term debt	$86	$238,550

Note 14—	SEGMENT REPORTING:

The Company has three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

The Titanium Group’s products consist primarily of titanium mill products and ferro titanium alloys. The mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, and industrial and consumer markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, casting producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts.

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

Both the Fabrication Group and the Distribution Group utilize the Titanium Group as their primary source of titanium mill products. Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes.

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales:
Titanium Group	$28,853	$49,367	$86,280	$156,868
Intersegment sales	25,586	35,931	94,615	126,599

Total Titanium Group net sales	54,439	85,298	180,895	283,467

Fabrication Group	27,334	35,731	79,885	106,795
Intersegment sales	15,986	17,125	44,561	62,692

Total Fabrication Group net sales	43,320	52,856	124,446	169,487

Distribution Group	44,060	65,517	144,490	197,429
Intersegment sales	598	642	1,863	1,760

Total Distribution Group net sales	44,658	66,159	146,353	199,189

Eliminations	42,170	53,698	141,039	191,051

Total consolidated net sales	$100,247	$150,615	$310,655	$461,092

Operating income (loss):
Titanium Group before corporate allocations	$3,591	$16,138	$15,066	$68,825
Corporate allocations	(2,569)	(4,210)	(7,713)	(10,112)

Total Titanium Group operating income	1,022	11,928	7,353	58,713

Fabrication Group before corporate allocations	1,898	3,695	(6,968)	10,913
Corporate allocations	(2,394)	(2,713)	(7,185)	(7,511)

Total Fabrication Group operating income (loss)	(496)	982	(14,153)	3,402

Distribution Group before corporate allocations	3,349	7,200	12,101	26,107
Corporate allocations	(1,904)	(2,265)	(5,712)	(6,257)

Total Distribution Group operating income	1,445	4,935	6,389	19,850

Total consolidated operating income (loss)	$1,971	$17,845	$(411)	$81,965

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	September 30,	December 31,
	2009	2008

Total assets:
Titanium Group	$407,778	$374,999
Fabrication Group	236,046	224,534
Distribution Group	136,811	155,838
General corporate assets	116,773	273,832

Total consolidated assets	$897,408	$1,029,203

Note 15—	FINANCIAL INSTRUMENTS:

When appropriate, the Company uses derivatives to manage its exposure to changes in interest and exchange rates. The Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. The ineffective portions of “cash flow” hedges, if any, are recorded into current period earnings. Amounts recorded in other comprehensive income are reclassified into current period earnings when the hedged transaction affects earnings. Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings.

On September 16, 2009, the Company terminated its interest rate swap agreements (the “swap agreements”), which had been classified as cash flow hedges, in preparation for payoff of the Term Loan. The swap agreements, with notional amounts totaling $146.3 million, effectively converted, from floating-rate to a fixed-rate of 4.92%, the first 65% of interest payments on the Term Loan. The termination of the interest rate swap agreements resulted in a $4.9 million charge to Interest expense.

As of September 30, 2009, the Company maintained several foreign currency forward contracts, with notional amounts totaling €5.0 million, that are used to manage foreign currency exposure related to equipment purchases associated with the Company’s ongoing capital expansion projects. These forward contracts settle throughout 2009. These forward contracts have not been designated as hedging instruments; therefore changes in the fair value of these forward contracts are recorded in current period earnings within Other income (expense).

A summary of the Company’s derivative instrument portfolio as of September 30, 2009, is below:

		Statement of
	Designated as	Financial Position	Asset (Liability)
	Hedging Instrument	Location	Fair Value

Foreign currency forwards	No	Other current assets	$896

Note 16—	FAIR VALUE MEASUREMENTS:

The FASB defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

data and which requires the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its cash equivalents.

The Company’s cash equivalents consist of highly liquid Money Market Funds that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company’s foreign currency forward contracts are estimated utilizing the terms of the contracts and available forward pricing information. However, because these derivative contracts are unique and not actively traded, the fair values are classified as Level 2 estimates.

Listed below are the Company’s assets, and their fair values, that are measured at fair value on a recurring basis as of September 30, 2009.

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$124,733	$—	$—	$124,733
Foreign currency forward contracts	—	896	—	896

Total assets	$124,733	$896	$—	$125,629

As of September 30, 2009, the Company had no liabilities that are measured at fair value on a recurring basis. As of September 30, 2009, the Company did not have any financial assets or liabilities that were measured on a nonrecurring basis.

Note 17—	NEW ACCOUNTING STANDARDS:

In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. The revised guidance also establishes additional disclosure requirements related to the financial effects of a business combination. The revised guidance became effective as of January 1, 2009. The adoption of the revised guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. The guidance became effective as of January 1, 2009. The adoption of the new guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued authoritative guidance which provided for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new guidance became effective as of January 1, 2009. The adoption of the new guidance did not have a material effect on the Company’s Consolidated Financial Statements. See Note 15

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s derivative instruments.

In June 2008, the FASB issued authoritative guidance which clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method. The new guidance became effective as of January 1, 2009, and required retrospective application. The adoption of the new guidance did not have a material impact on the Company’s Consolidated Financial Statements. See Note 5 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s earnings per share.

In December 2008, the FASB issued revised authoritative guidance which requires additional disclosures about the plan assets of an employer’s defined benefit or other postretirement plan, to include investment policies and strategies; associated and concentrated risks; major asset categories and their fair values; inputs and valuation techniques used to measure fair-value of plan assets; and the net periodic benefit costs recognized for each annual period. The revised guidance is effective for reporting periods ending after December 15, 2009. The Company is currently evaluating the potential impact the adoption of the revised guidance will have on its Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance became effective for interim reporting periods ending after June 15, 2009. The adoption of the new guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and disclosure of the date through which subsequent events have been evaluated. The new guidance became effective for interim reporting periods ending after June 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance that identifies the FASB Accounting Standards Codification (the “Codification”) as the sole source of U.S. GAAP recognized by the FASB. The Codification identifies only two levels of GAAP: authoritative and nonauthoritative. The new guidance became effective for interim periods ending after September 15, 2009. The Company is utilizing the plain-English method for disclosures when referencing accounting standards. The adoption of the new guidance did not have a material effect on the Company’s Consolidated Financial Statements.

Note 18—	SUBSEQUENT EVENTS:

The Company evaluated subsequent events through November 5, 2009, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	statements regarding the future availability and prices of raw materials,

•	competition in the titanium industry,

•	current delay in construction of, and potential further delay, idling, or abandonment of our sponge plant project,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives,

•	the success of new market development,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	long-term supply agreements,

•	the impact of titanium inventory overhang throughout the Company’s supply chain,

•	the impact of Boeing 787 Dreamliner® production delays,

•	our ability to attract and retain key personnel,

•	the impact if another party to a long-term contract fails to successfully manage its future development and production schedule,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	global economic activities,

•	the outcome of the U.S. Custom’s investigation,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

Overview

RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”) is a leading producer and global supplier of titanium mill products and a supplier of fabricated titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets.

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; and Hermitage, Pennsylvania; and the new facility under construction in Martinsville, Virginia, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets.

The Fabrication Group is comprised of companies with significant hard-metal expertise that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; Laval, Quebec; and a representative office in China, the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Sullivan, Missouri; Staffordshire, England; and Rosny-Sur-Seine, France; the Distribution Group services a wide variety of commercial aerospace, defense, and industrial and consumer customers.

We closed our distribution facilities located in Indianapolis, Indiana, and Houston, Texas, during the first half of 2009. Both of these closures were completed as part of our ongoing cost rationalization strategy within the Distribution Group in light of current market conditions and did not have a material impact on our Consolidated Financial Statements.

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended September 30, 2009 and 2008, approximately 47% and 42%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. For the nine months ended September 30, 2009 and 2008, approximately 52% and 45%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Our net loss for the three months ended September 30, 2009 totaled $(8.7) million, or $(0.35) per diluted share, on sales of $100.2 million, compared with net income totaling $11.3 million, or $0.49 per diluted share, on sales of $150.6 million for the three months ended September 30, 2008. Our net loss for the nine months ended September 30, 2009 totaled $(10.0) million, or $(0.42) per diluted share, on sales of $310.7 million, compared with net income of $52.1 million, or $2.26 per diluted share, on sales of $461.1 million for the nine months ended September 30, 2008.

Trends and Uncertainties

Our business has been significantly impacted by the global economic crisis. This impact was exacerbated by the severe global credit crisis that started in September 2008. Our primary market, the commercial aerospace industry, has been hit especially hard by these crises as most aircraft purchases are financed over long periods of time. The result of these two crises, combined with the long-term delays in the Boeing 787 Dreamliner® program, is a significant oversupply of inventory and a severe contraction in demand for titanium products. As a result, our spot sales of titanium mill products have been minimal in the current year. Somewhat offsetting these impacts has been our focus on removing some of the cyclicality of the industry by signing longer-term contracts for specific quantities of material. These contracts have allowed us to maintain a level of volumes in excess of those seen during the last market downturn following September 11, 2001.

In such market downturns, we strive to reduce our variable costs to counteract such declines in spot sales, although we cannot always do so as quickly as sales levels decline. We continue to balance our expectations of future business with our need to control costs.

Production delays related to the Boeing 787 Dreamliner® program continue to hamper our Fabrication and Distribution Groups. The 787 Dreamliner®, which was initially scheduled to begin customer deliveries in late 2007, currently has a first delivery date of late 2010. We have invested a significant amount of capital into our facilities to prepare for the ramp up of 787 Dreamliner® production. As such, while we attempt to reduce our own variable expenses (primarily labor, outside processing, overtime, and supplies) to match the reduced near-term demand from Boeing, it is not practical to reduce our fixed costs in the short and intermediate term. While we expect to receive the anticipated volumes from this program, it will be difficult to predict in what period they will occur given the uncertainty in the program’s production schedule.

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$28.9	$49.4	$(20.5)	(41.5)%
Fabrication Group	27.3	35.7	(8.4)	(23.5)%
Distribution Group	44.0	65.5	(21.5)	(32.8)%

Total consolidated net sales	$100.2	$150.6	$(50.4)	(33.5)%

The combination of a 5% decrease in the average realized selling prices of prime mill products and a 38% decrease in prime mill shipments to our trade customers resulted in a $17.9 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to changes in the sales mix between periods, with the mix in 2009 consisting of a higher percentage of sales related to long-term supply agreements, which generally carry lower overall sales prices and are subject to annual pricing adjustments. Furthermore, excess inventory in the market due to the ongoing Boeing 787 Dreamliner® program delays and the lower overall titanium demand profile resulted in a reduction in spot market volume and a decrease in realized selling prices on spot sales compared to the prior period. Additionally, decreasing demand from the specialty steel industry resulted in a $2.5 million reduction in ferro titanium sales.

The decrease in the Fabrication Group’s net sales principally relates to continued delays in the Boeing 787 Dreamliner® program, as well as the general downturn in the commercial aerospace market, which has resulted in a reduction in net sales totaling $4.6 million compared to the prior year. In addition, the relatively low price of oil compared to the prior year has led to a slowdown in energy exploration and development by our energy market customers, resulting in a $3.9 million decrease in net sales compared to the prior year.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the global economic downturn and the slowdown in the commercial aerospace market, both of which have resulted in higher levels of titanium inventory throughout the supply chain. Lower demand and lower realized pricing for the Distribution Group’s titanium and specialty alloys products resulted in a $15.4 million and a $6.1 million reduction in net sales, respectively.

Gross Profit.  Gross profit for our reportable segments, for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$5.9	$18.5	$(12.6)	(68.1)%
Fabrication Group	5.3	7.3	(2.0)	(27.4)%
Distribution Group	6.6	11.3	(4.7)	(41.6)%

Total consolidated gross profit	$17.8	$37.1	$(19.3)	(52.0)%

The decrease in the Titanium Group’s gross profit was largely the result of lower sales levels, which reduced gross profit by $4.8 million. In addition, lower average realized selling prices and a lower margin sales mix reduced gross profit by $2.5 million. Higher raw material costs and lower overhead absorption reduced gross profit by $3.4 million. Furthermore, gross profit at the Titanium Group was unfavorably impacted by $1.6 million due to reduced sales of Titanium Group-sourced inventory by our Fabrication Group and Distribution Group business.

The decrease in gross profit for the Fabrication Group was driven by reduced sales volumes which reduced gross profit by $2.4 million. The decreased sales volume was partially offset by a slightly more favorable mix of products with higher margins compared to the prior year.

The decrease in gross profit for the Distribution Group was principally related to lower sales coupled with a decrease in realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by our actions taken to rationalize our domestic Distribution Group facilities and to reduce logistics costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$4.5	$6.1	$(1.6)	(26.2)%
Fabrication Group	5.7	6.3	(0.6)	(9.5)%
Distribution Group	5.2	6.3	(1.1)	(17.5)%

Total consolidated SG&A expenses	$15.4	$18.7	$(3.3)	(17.6)%

The $3.3 million decrease in SG&A was primarily related to a $1.1 million reduction in salary, benefit, and incentive related expenses, driven by a reduction in expected cash incentive compensation in the current year compared to the prior year. Additionally there was a $1.2 million reduction in professional and consulting expenses. The decreases reflect management’s focus on reducing expenses during the current economic downturn while continuing to position the Company for future growth.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.5 million and $0.6 million for the three month periods ended September 30, 2009 and September 30, 2008, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$1.0	$11.9	$(10.9)	(91.6)%
Fabrication Group	(0.5)	1.0	(1.5)	(150.0)%
Distribution Group	1.5	4.9	(3.4)	(69.4)%

Total consolidated operating income (loss)	$2.0	$17.8	$(15.8)	(88.8)%

The decrease in the Titanium Group’s operating income was primarily attributable to lower gross profit, largely due to unfavorable volume and lower realized selling prices, which were partially offset by a reduction in SG&A expenses.

The decrease in the Fabrication Group’s operating income was the result of lower sales volume to both the energy and aerospace markets partially offset by reductions in compensation, professional and consulting expenses during the period.

The decrease in operating income for the Distribution Group was largely due to lower demand in both the titanium and specialty alloys markets. The lower demand resulted in decreased realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by a decrease in compensation-related expenses and other cost management actions, including the rationalization of our domestic Distribution Group facilities.

Other Income.  Other income for the three months ended September 30, 2009 and 2008 was $0.3 million and $0.6 million, respectively. Other income consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the three months ended September 30, 2009 and 2008 was $0.3 million and $0.8 million, respectively. The decrease was principally related to lower returns on invested cash compared to the prior year period. Interest expense was $7.2 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. The increase in interest expense was due to a $4.9 million charge for the termination of our interest rate swap agreements and a $0.8 million write-off of deferred financing fees as a result of the payoff of our $225 million term loan.

Provision for Income Taxes.  We recognized a provision for income taxes of $3.9 million, or (82.1)% of pretax income, and $7.0 million, or 38.2% of pretax income, for federal, state, and foreign income taxes for the three months ended September 30, 2009 and 2008, respectively. The quarterly provision represents the reversal of tax benefits provided in previous quarters on previously reported losses and the discrete items of tax related to prior tax years. Discrete items recognized during the current quarter related primarily to normal adjustments associated with filing the 2008 U.S. federal income tax return. Discrete items recognized in the prior year period were not material. The relationship between tax expense and reported results varied year over year primarily as a result of the mix of domestic income and foreign losses benefited at lower rates. The lower level of income amplifies the rate impact of these mix effects in the current period compared to the comparable prior period.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$86.3	$156.9	$(70.6)	(45.0)%
Fabrication Group	79.9	106.8	(26.9)	(25.2)%
Distribution Group	144.5	197.4	(52.9)	(26.8)%

Total consolidated net sales	$310.7	$461.1	$(150.4)	(32.6)%

The combination of an 8% decrease in the average realized selling prices of prime mill products and a 41% decrease in prime mill shipments to our trade customers resulted in a $63.1 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to a higher percentage of our sales in the current period were related to long-term supply agreements, which generally carry lower overall sales prices and are subject to annual pricing adjustments. In addition, changes in the sales mix between periods contributed to the decrease in average selling prices, with the mix in 2009 consisting of lower priced products. Furthermore, excess inventory in the market due to the ongoing Boeing 787 Dreamliner® program delays and the lower overall titanium demand profile resulted in a reduction in spot market volume and a decrease in realized selling prices on spot sales compared to the prior period. Additionally, decreasing demand from our specialty steel customers resulted in an $8.0 million reduction in ferro titanium sales.

The decrease in the Fabrication Group’s net sales principally related to continued delays in the Boeing 787 Dreamliner® Program, as well as the general downturn in the commercial aerospace market, which resulted in a reduction in net sales totaling $14.6 million compared to the prior year. In addition, the relatively low price of oil compared to the prior year has led to a slowdown in energy exploration and development by our energy market customers, resulting in a $12.6 million decrease in net sales compared to the prior year.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the global economic downturn and the slowdown in the commercial aerospace market, both of which have resulted in higher levels of titanium inventory throughout the supply chain. Lower demand and lower realized pricing for the Distribution Group’s titanium and specialty alloys products resulted in a $37.6 million and a $15.3 million reduction in net sales, respectively.

Gross Profit.  Gross profit for our reportable segments, for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$22.1	$76.1	$(54.0)	(71.0)%
Fabrication Group	2.7	23.8	(21.1)	(88.7)%
Distribution Group	22.8	38.5	(15.7)	(40.8)%

Total consolidated gross profit (loss)	$47.6	$138.4	$(90.8)	(65.6)%

Excluding the $2.5 million charge in the current year associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $51.5 million compared to the prior year. The decrease in the Titanium Group’s gross profit was largely the result of lower sales levels, which reduced gross profit $18.4 million. In addition, lower average realized selling prices and a lower margin sales mix reduced gross profit $12.3 million. Higher raw material costs and lower overhead absorption reduced gross profit by $8.0 million. Deterioration in ferro-alloys margins due to weakening specialty steel customer demand reduced gross profit by $3.3 million compared to the prior year. Furthermore, gross profit at the Titanium Group was unfavorably impacted by $3.7 million due to reduced sales of Titanium Group-sourced inventory by our Fabrication Group and Distribution Group businesses.

The decrease in gross profit for the Fabrication Group was driven by several factors, including reduced sales volumes which reduced gross profit by $10.4 million and cost overruns related to a certain energy market project which negatively impacted gross profit by $7.2 million. In addition, production execution issues at one of the Fabrication Group’s facilities negatively impacted its ability to deliver orders, and lower than expected material yields at that same location resulted in higher than expected material costs, which reduced gross profit by $6.2 million compared to the prior year. Ongoing uncertainty and delays in the ramp up of the Boeing 787 Dreamliner® program continue to result in lower utilization and other operational inefficiencies despite significant actions taken by the Company to manage costs in line with demand. These impacts were partially offset by a favorable mix of higher margin products in the current year, which increased gross profit by $2.2 million.

The energy market project cost overruns were driven by a delayed start and the need for higher than normal overtime and use of subcontractors. This project was substantially delivered during the three months ended June 30, 2009 and similar cost overruns did not carry through into the three months ended September 30, 2009. In order to ensure we do not have similar issues on other projects going forward, we have added additional project management resources to this facility. In addition, we have implemented new planning and risk management procedures to ensure projects are started, executed, and delivered in a timely and efficient manner.

The manufacturing execution issues developed at one of the Fabrication Group’s facilities due to a suboptimal management structure and deviations from established manufacturing work procedures. The combination of these inefficiencies and loss of discipline resulted in a lower throughput and increased rework costs. We identified these issues internally during the three months ended March 31, 2009. To correct these issues, we replaced both the segment and facility leadership and implemented new procedures and production controls to increase throughput and improve quality.

The decrease in gross profit for the Distribution Group was principally related to lower sales coupled with a decrease in realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by our actions taken to rationalize several Distribution Group facilities and to reduce product cost.

Selling, General, and Administrative Expenses.  SG&A expenses for our reportable segments for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$13.4	$15.9	$(2.5)	(15.7)%
Fabrication Group	16.7	20.4	(3.7)	(18.1)%
Distribution Group	16.4	18.5	(2.1)	(11.4)%

Total consolidated SG&A expenses	$46.5	$54.8	$(8.3)	(15.1)%

The $8.3 million decrease in SG&A was primarily related to a $4.2 million reduction in salary, benefit, and incentive related expenses, driven by a reduction in expected cash incentive compensation in the current year compared to the prior year. Additionally, there was a $3.1 million reduction in professional and consulting expenses. The decreases reflect management’s focus on reducing expenses during the current economic downturn while continuing to position the Company for future growth.

Research, Technical, and Product Development Expenses.  R&D expenses were $1.5 million and $1.6 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$7.4	$58.7	$(51.3)	(87.4)%
Fabrication Group	(14.2)	3.4	(17.6)	(517.6)%
Distribution Group	6.4	19.9	(13.5)	(67.8)%

Total operating income (loss)	$(0.4)	$82.0	$(82.4)	(100.5)%

Excluding the $2.5 million charge in the current period associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $48.8 million. The decrease was primarily attributable to lower gross profit, largely due to unfavorable volume and lower realized selling prices, which were partially offset by a reduction in SG&A expenses.

The decrease in the Fabrication Group’s operating income was the result of lower sales to both the energy and aerospace markets, along with cost overruns on a specific energy market project and manufacturing execution issues at one of the Fabrication Group’s facilities. Further, the Fabrication Group experienced lower production capacity utilization and increased operating inefficiencies, which in part were driven by the ongoing delays in the Boeing 787 Dreamliner® program and global economic slowdown affecting the commercial aerospace market, partially offset by reductions in compensation, professional and consulting expenses during the period.

The decrease in operating income for the Distribution Group was largely due to lower demand in both the titanium and specialty alloys markets. The lower demand resulted in decreased realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by a decrease in compensation-related expenses and other cost management actions, including the rationalization of our domestic Distribution Group facilities.

Other Income (Expense).  Other income (expense) for the nine months ended September 30, 2009 and 2008 was $2.0 million and $(0.1) million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the nine months ended September 30, 2009 and 2008 was $1.3 million and $2.2 million, respectively. The decrease was principally related to lower returns on invested cash compared to the prior year period. Interest expense was $12.0 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in interest expense in the current year was due to higher average outstanding balances during the current year, as well as a $4.9 million charge for the termination of our interest rate swap agreements and a $0.8 million write-off of deferred financing fees as a result of the payoff of our $225 million term loan.

Provision for Income Taxes.  We recognized a provision for income taxes of $0.9 million, or (9.9)% of pretax income, and $30.3 million, or 36.8% of pretax income, for federal, state, and foreign income taxes for the nine months ended September 30, 2009 and 2008, respectively. Income tax for the current year to date period is comprised entirely of discrete items of tax related to prior tax years which are primarily attributable to current year adjustments to unrecognized tax benefits and normal adjustments for tax returns filed during the period. Discrete items recognized during the nine month period ended September 30, 2008 were not material. The relationship between income tax expense and reported results varied year over year primarily as a result of the mix of domestic income and foreign losses benefited at lower tax rates. The lower level of income amplifies the rate impact of these mix effects in the current period compared to the comparable prior period.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are undertaking several capital expansions. During 2007, we announced plans to construct a premium-grade titanium sponge facility in Hamilton, Mississippi, with anticipated capital spending of approximately $300 million. To date, we have spent approximately $60 million on this project and have additional commitments of up to approximately $40 million related to this project. In light of current economic uncertainties, the overall softening within the industry, our existing inventory of metallics, and the continued delays in the production schedules of several of the programs driving titanium demand, we have delayed the construction of this facility. Based on the current long-term trends in the supply market, we may adjust our expansion strategy relative to the outsourcing of key raw materials, primarily titanium sponge, in order to capitalize on more favorable costs and availability. If we elect to continue to outsource our titanium sponge needs, we expect that we will indefinitely delay the construction of our previously announced titanium sponge plant, which would result in a material asset impairment charge, and other potential charges that may be incurred under contractual obligations.

During 2007, we also announced plans to construct a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $100 million. While we continually evaluate market conditions, we continue to move forward with these projects and presently anticipate the majority of the capital expenditures related to these facilities to occur in 2009 and 2010. We expect that the Martinsville facility will begin production in 2011 and will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate.

On September 11, 2009, we sold 6.9 million shares of our Common Stock through a public offering at $19.50 per share. After the underwriters’ discount and other expenses of the offering, we received net proceeds totaling $127.4 million. We used the proceeds of the offering, in addition to our cash and cash equivalents on hand, to repay all amounts outstanding under our $225 million senior term loan (the “Term Loan”), our credit facility between RTI Claro and National City Bank’s Canada Branch (the “Canadian Facility”), and our Canadian interest-free loan agreement.

On September 18, 2009, following the repayment of all amounts outstanding under the Term Loan and the Canadian Facility, we completed the first amendment (the “Amendment”) to our Amended and Restated Credit Agreement (the “Credit Agreement”). The Amendment provides us with additional flexibility on the Interest Coverage Ratio covenant of the Credit Agreement by excluding the interest paid under the Term Loan and the Canadian Facility from the calculation and provides additional flexibility on the Net Debt to EBITDA ratio covenant by permitting certain charges to be added back to net income for the purpose of determining EBITDA. The Amendment also increased the margin added to both the base interest rate and the LIBOR interest rate and increased the facility fee. There were no additional changes to the covenants under the Credit Agreement.

These financial covenants and ratios are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.6 at September 30, 2009. If this ratio were to exceed 3.25 to 1, we would be in default of our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 2.8 at September 30, 2009. If this ratio were to fall below 2.0 to 1, we would be in default of our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At September 30, 2009, we were in compliance with our financial covenants under the Credit Agreement.

While our current financial forecasts indicate we will maintain our compliance with these covenants, certain events, some of which are beyond our control, including further long-term delays in the Boeing 787 Dreamliner® production schedule, the failure of one or more of our significant customers to honor the terms of their take-or-pay contracts, and deeper reductions in global aircraft demand, may cause us to be in default of one or more of these covenants in the future. In the event of a default under our Credit Agreement, absent a waiver from our lenders or an amendment to our Credit Agreement, the interest rate on the Credit Agreement could increase materially. Such a development could have a material adverse impact on our Consolidated Financial Statements if we were to borrow under the Credit Agreement. In addition, a failure to maintain our financial covenants may impair our ability to borrow under the Credit Agreement. If we default or anticipate an expected future default under one or more of our covenants, we will need to renegotiate our credit arrangements, seek other sources of liquidity, or both.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents and our undrawn $200 million revolving credit facility will provide us sufficient liquidity to meet our operating needs and capital expansion plans.

Cash provided by operating activities.  Cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was $16.7 million and $53.2 million, respectively. This decrease is primarily due to the decrease in our net income for the nine months ended September 30, 2009, partially offset by improvements in our working capital, primarily driven by improvements in accounts receivable and inventory.

Cash used in investing activities.  Cash used in investing activities for the nine months ended September 30, 2009 and 2008 was $63.4 million and $88.8 million, respectively. This spending reflects our continued investments related to our major capital expansion projects.

Cash provided by (used in) financing activities.  Cash provided by (used in) financing activities for the nine months ended September 30, 2009 and 2008 was $(114.7) million and $219.0 million, respectively. Financing activities utilized cash in 2009 as a result of our repayment of all outstanding amounts, totaling $243.4 million, under our Term Loan, Canadian Credit Facility, and Canadian interest-free loan agreement, partially offset by the $127.4 million received from our equity offering. Financing activities were a source of cash in 2008 as we borrowed funds under the Term Loan, partially offset by the $9.0 million purchase of 176,976 shares of RTI Common Stock.

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

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result of this review, we recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. We recorded additional charges totaling $0.2 million and $2.3 million during the three months ended March 31, 2009 and June 30, 2009, respectively. No additional charges were recorded during the three months ended September 30, 2009. The $2.3 million charge during the three months ended June 30, 2009 resulted from the receipt of formal notice from U.S. Customs in June 2009 indicating that they had denied certain of the Company’s previously filed duty drawback claims. The $2.3 million charge represents 100% of the denied claims. While the Company has reserved the right to formally protest the denial of these claims, the inherent risks and uncertainties of the protest process make it probable that it will ultimately be required to reimburse U.S. Customs for the value of these denied claims.

These abovementioned charges represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2008, the Company repaid to U.S. Customs $1.1 million for invalid claims. The Company made additional repayments totaling $0.3 million during the nine months ended September 30, 2009. As a result of these payments, the Company’s liability totaled $8.0 million as of September 30, 2009. While the Company’s internal investigation into these claims is complete, there is not a timetable of which the Company is aware for when U.S. Customs will conclude its investigation.

While the ultimate outcome of the U.S. Customs investigation is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.0 million based on current facts, exclusive of amounts imposed for interest and penalties, if any, which cannot be quantified at this time. This possible risk of future loss relates primarily to indirect duty drawback claims filed with U.S. Customs by several of our customers as the ultimate exporter of record in which we shared in a portion of the revenue.

Backlog

The Company’s order backlog for all markets was approximately $288 million as of September 30, 2009, as compared to $400 million at December 31, 2008. Of the backlog at September 30, 2009, approximately $92 million is likely to be realized over the remainder of 2009. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous requirement contracts that extend multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, that are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.9 million to $2.4 million in the aggregate. At September 30, 2009 and December 31, 2008, the amounts accrued for future environmental-related costs were $1.5 million and $2.3 million, respectively. Of the total amount accrued at September 30, 2009, $1.3 million is expected to be paid out within the next twelve months and is included in the other accrued liabilities line of the balance sheet. The remaining $0.2 million recorded in other noncurrent liabilities. During the nine months ended September 30, 2009, we made payments totaling $0.8 million related to our environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites, which include the Ashtabula River and the Reserve Environmental Services Landfill.

New Accounting Standards

In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. The revised guidance also establishes additional disclosure requirements related to the financial effects of a business combination. The revised guidance became effective as of January 1, 2009. The adoption of the revised guidance did not have a material effect on our Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. The guidance became effective as of January 1, 2009. The adoption of the new guidance did not have a material effect on our Consolidated Financial Statements.

In March 2008, the FASB issued authoritative guidance which provided for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new guidance became effective as of January 1, 2009. The adoption of the new guidance did not have a material effect on our Consolidated Financial Statements.

In June 2008, the FASB issued authoritative guidance which clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method. The new guidance became effective as of January 1, 2009, and required retrospective application. The adoption of the new guidance did not have a material impact on our Consolidated Financial Statements.

In December 2008, the FASB issued revised authoritative guidance which requires additional disclosures about the plan assets of an employer’s defined benefit or other postretirement plan, to include investment policies and strategies; associated and concentrated risks; major asset categories and their fair values; inputs and valuation techniques used to measure fair-value of plan assets; and the net periodic benefit costs recognized for each annual period. The revised guidance is effective for reporting periods ending after December 15, 2009. We are currently evaluating the potential impact the adoption of the revised guidance will have on our Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance became effective for interim reporting periods ending after June 15, 2009. The adoption of the new guidance did not have a material effect on our Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and disclosure of the date through which subsequent events have been evaluated. The new guidance became effective for interim reporting periods ending after June 15, 2009. The adoption of the new guidance did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance that identifies the FASB Accounting Standards Codification (the “Codification”) as the sole source of U.S. GAAP recognized by the FASB. The Codification identifies only two levels of GAAP: authoritative and nonauthoritative. The new guidance became effective for interim periods ending after September 15, 2009. We are utilizing the plain-English method for disclosures when referencing accounting standards. The adoption of the new guidance did not have a material effect on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk on our Annual Report on Form 10-K filed with the SEC on February 18, 2009.

Item 4.	Controls and Procedures.

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ability to successfully expand our operations in a timely and cost effective manner

In connection with several of our long-term commercial contracts, we have undertaken several major capital expansion projects which are currently estimated to continue through 2011, including the construction of our new titanium sponge plant and titanium rolling mill and forging press facilities. Construction of the sponge plant has been delayed because of the current global economic slowdown, and may be further delayed, idled, or abandoned. Our inability to successfully complete the construction of these facilities in a timely and cost effective manner, or at all, or obtain titanium sponge (our principle raw material) from an alternative source, could have a material adverse effect on our business, financial condition and results of operations. If we were to indefinitely delay or abandon the construction of the sponge plant, we could suffer an adverse effect on our liquidity. Further, our undertaking of these significant initiatives places a significant demand on management, financial, and operational resources. Our success in these projects will depend upon the ability of key financial and operational management to ensure the necessary internal and external resources are in place to properly complete and operate these facilities.

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

The demand for our products and services may be adversely affected by demand for our customers’ products and services

Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. The ability or inability to meet our financial expectations could be directly impacted by our customers’ abilities or inabilities to meet their own financial expectations. A continued downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other domestic as well as global economic, environmental or political factors. A continued slowdown in demand by or complete loss of business from these customers could have a material impact on our results of operations and financial position, including, but not limited to, impairment of goodwill, which could be material.

A substantial amount of revenue is derived from the commercial aerospace and defense industries and a limited number of customers

More than 80% of our annual revenue is derived from the commercial aerospace and defense industries. Within those industries are a relatively small number of consumers of titanium products. Those industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services. Some of our customers are particularly sensitive to the level of government spending on defense-related products. Government programs are dependent upon the continued availability of appropriations which are approved on an annual basis. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand for defense-related titanium products. In addition, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations. Many of our customers are dependent on the commercial airline industry which has shown to be subject to significant economic and political challenges due to threats or acts of terrorism, rising or volatile fuel costs, pandemics, or other outbreaks of infectious diseases, aggressive competition, global economic slowdown, and other factors. In addition, new aerospace and defense platforms under which we have a contract to supply our products may be subject to production delays which would affect the timing of the delivery of our products for such platforms. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither the Company nor its customers may be able to project or plan in a timely manner for the impact of these events.

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

We are subject to, and could incur substantial costs and liabilities under, environmental, health and safety laws

We own and/or operate a number of manufacturing and other facilities. Our operations and properties are subject to various laws and regulations relating to the protection of the environment and health and safety matters, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some environmental laws can impose liability for all of the costs of a contaminated site without regard to fault or the legality of the original conduct. We could incur substantial costs, including fines, penalties, civil and criminal sanctions, investigation and cleanup costs, natural resource damages and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or the environmental permits required for our operations. Many of our properties have a history of industrial operations, including the use and storage of hazardous materials, and we are involved in remedial actions relating to some of our current and former properties and, along with other responsible parties, third-party sites. We have established reserves for such matters where appropriate. The ultimate costs of cleanup, and our share of such costs, however, are difficult to accurately predict and could exceed current reserves. We also could incur significant additional costs at these or other sites if additional contamination is discovered, additional cleanup obligations are imposed and/or the participation or financial viability of other responsible parties changes in the future. In addition, while the cost of complying with environmental laws and regulations has not had a material adverse impact on our operations in the past, such laws and regulations are subject to frequent modifications and revisions, and more stringent compliance requirements, or more stringent interpretation or enforcement of existing requirements, may be imposed in the future on us or the industries in which we operate. As a result, we could incur significant additional costs complying with environmental laws and regulations in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999, and which authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were repurchased under this program during the three months ended September 30, 2009. At September 30, 2009, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were no shares of Common Stock surrendered to satisfy tax liabilities during the three months ended September 30, 2009 and 2008.

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
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

Dated: November 5, 2009

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	First Amendment to First Amended and Restated Credit Agreement, dated September 18, 2009, filed herewith.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.