Form 10-K
period 2009-12-31
RTI INTERNATIONAL METALS INC
filed 2010-02-22
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $400 million as of June 30, 2009. The closing price of the Corporation’s common stock (“Common Stock”) on June 30, 2009, as reported on the New York Stock Exchange was $17.67.

The number of shares of Common Stock outstanding at January 29, 2010 was 30,056,523.

Documents Incorporated by Reference:

Selected Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.  Business

The Company

The Company is a leading producer and global supplier of titanium mill products and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI”, and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

Industry Overview

Titanium’s physical characteristics include a high strength-to-weight ratio, high temperature performance, and superior corrosion and erosion resistance. Relative to other metals, it is particularly effective in extremely harsh conditions. Given these properties, its scope of potential uses would be much broader than current uses but for its higher cost of production as compared to other metals. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Traditionally, a majority of the U.S. titanium industry’s output has been used in aerospace applications. However, in recent years, significant quantities of the industry’s output have been used in non-aerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, consumer products, and non-aerospace military applications such as armor protection.

The U.S. titanium industry’s reported shipments were approximately 73 million pounds in 2007, approximately 77 million pounds in 2008, and are estimated to be approximately 60 million pounds in 2009. Demand from all major market segments is expected to decrease in 2010 due to the continuing global economic uncertainty as well as the previously announced delays in the production of Boeing’s 787 platform, which has created excess inventory in the supply chain. The cyclical nature of the aerospace and defense industries have been the principal cause of the fluctuations in the demand for titanium-related products.

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

The following is a summary of the Company’s proportional sales to each of the three major markets it serves and a discussion of events occurring within those markets:

	2009	2008	2007

Commercial Aerospace	44%	50%	50%
Defense	40%	34%	33%
Industrial and Consumer	16%	16%	17%

Commercial Aerospace

In 2009, the Company’s sales to the commercial aerospace market were approximately 44% of consolidated net sales compared to 50% in both 2008 and 2007. Historically, growth in this market was the result of increased world-wide air travel, driving not only increased plane production but also larger aircraft with higher titanium content than previous models. Going forward, forecasted changes in global demographics, coupled with the need for more fuel efficient aircraft given higher energy costs and increased competition, are anticipated to drive significant growth in demand for new aircraft, as well as an expected replacement cycle of older aircraft. The leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 6,863 aircraft on order at the end of 2009, a 7.6% decrease from the prior year. This decrease was driven by production in excess of new aircraft orders placed during the year. Despite this decline, the order backlog represents approximately seven years of production, at current build rates, for both Airbus and Boeing. According to Aerospace Market News, reported deliveries of large commercial aircraft by Airbus and Boeing totaled 979 in 2009, 852 in 2008, and 888 in 2007. Further, The Airline Monitor forecasts deliveries of large commercial jets for Airbus and Boeing of approximately, 945 in 2010, 1,020 in 2011, and 1,025 in 2012.

Airbus is now producing the largest commercial aircraft, the A380, and Boeing expects deliveries of the new 787 Dreamliner® to begin in late 2010. Airbus has also announced the launch of another new aircraft, the A350XWB, to compete with Boeing’s 787 models. The A350XWB is expected to go into service in 2013. All three of these new aircraft will use substantially more titanium per aircraft than on any other commercial aircraft. As production of these new aircraft increases, titanium demand is expected to grow to levels significantly above previous peak levels.

Defense

Defense markets represented approximately 40% of the Company’s revenues in 2009 compared to 34% in 2008 and 33% in 2007. Military aircraft make extensive use of titanium and other specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F/A-22, F/A-18, F-15, and the F-35 Joint Strike Fighter (“JSF”); and European fighters such as the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the C-17 and A400M also use significant quantities of these metals.

The JSF is set to become the fighter for the 21st Century with expected production exceeding 3,000 aircraft over the life of the program. In 2007, the Company was awarded a long-term contract extension from Lockheed Martin to support full-rate production of the JSF through 2020. Under the contract, the Company will supply the first eight million pounds of titanium mill products annually as the program fully ramps up, which is expected in 2014. The products the Company will supply include sheet, plate, and billet.

In addition to aerospace defense requirements, there are numerous titanium applications on ground vehicles and artillery driven by its armoring (greater strength) and mobility (lighter weight) enhancements. An example of these qualities is the light-weight Howitzer program which began full-rate production in 2005. The Company is the principal titanium supplier for the Howitzer under a contract to BAE Systems through the third quarter of 2011.

Industrial & Consumer

Industrial & Consumer markets provided approximately 16% of the Company’s revenue in 2009 and 2008, compared to 17% in 2007. These sales consist of shipments to the energy sector from the Fabrication Group and continued shipments of ferro titanium to the steel industry from the Titanium Group.

In the energy sector, demand for the Company’s products for oil and gas extraction, including deep-drilling exploration and production, decreased in 2009 as the price of oil fell from its record highs in 2008. Although there is uncertainty in the near-term outlook for oil exploration, demand for these products is expected to resume growing in the medium-term from the further development of energy from deepwater and difficult-to-reach locations around the globe. As the complexity of oil and gas exploration and production increases, the expected scope of potential uses for titanium-based structures and components is expected to increase.

Growth in developing nations, such as China, India, and the Middle East, has stimulated increased demand from the chemical process industry for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants.

Products and Segments

The Company conducts its operations in three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

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

The mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, and industrial and consumer markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. Approximately 53% of titanium mill products in 2009, compared to 43% in 2008 and 42% in 2007, were sold to the Company’s Fabrication and Distribution Groups, where value-added services are performed on such parts prior to their ultimate shipment to the customer.

In connection with the Company’s long-term mill product supply agreements for the JSF program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, the Company has undertaken several capital expansion projects. During 2007, the Company announced plans to construct a titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $140 million. The Niles melting facility is substantially complete, whereas the Canton facility has approximately $6 million in capital expenditures remaining and is expected to become operational in 2011. The Martinsville, Virginia facility has approximately $60 million in capital expenditures remaining and is currently expected to begin full-rate production in the early 2012 timeframe.

Fabrication Group

The Fabrication Group is comprised of companies with significant hard-metal expertise that fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve the commercial aerospace, defense, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; and Laval, Canada; and a representative office in China; the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure. The Titanium Group is the primary source of mill products for the Fabrication Group.

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

When titanium products and fabrications are involved in a project, the Titanium Group and the Fabrication Group coordinate their varied capabilities to provide the best materials solution for its customers. An example is the Company’s Howitzer program. The Titanium Group is providing the titanium mill products to the Fabrication Group, which in turn is providing extrusions, hot-formed parts, and machined components that are packaged as a kit and sent to BAE Systems for final assembly. This contract was awarded to the Company in 2005 for deliveries which extend through the third quarter of 2011.

The amount and percentage of the Company’s consolidated net sales represented by each Group for the past three years are summarized in the following table:

	2009		2008		2007
(dollars in millions)	$	%	$	%	$	%

Titanium Group	$107.6	26.4%	$202.0	33.1%	$253.1	40.4%
Fabrication Group	106.2	26.0%	146.8	24.1%	132.0	21.1%
Distribution Group	194.2	47.6%	261.1	42.8%	241.7	38.5%

Total consolidated net sales	$408.0	100.0%	$609.9	100.0%	$626.8	100.0%

Operating income (loss) and the percentage of consolidated operating income (loss) contributed by each Group for the past three years are summarized in the following table:

	2009		2008		2007
(dollars in millions)	$	%	$	%	$	%

Titanium Group	$(68.1)	78.0%	$61.8	70.7%	$102.6	72.7%
Fabrication Group	(26.3)	30.1%	2.0	2.3%	3.5	2.5%
Distribution Group	7.1	(8.1)%	23.6	27.0%	35.1	24.8%

Total consolidated operating income (loss)	$(87.3)	100.0%	$87.4	100.00%	$141.2	100.00%

The Company’s total consolidated assets identified with each Group as of December 31 are summarized in the following table:

(dollars in millions)	2009	2008	2007

Titanium Group	$365.7	$375.0	$281.2
Fabrication Group	239.8	224.5	226.4
Distribution Group	140.7	155.8	146.0
General Corporate(1)	108.5	273.9	101.7

Total consolidated assets	$854.7	$1,029.2	$755.3

(1)	Consists primarily of unallocated cash, short-term investments, and deferred tax assets.

The Company’s long-lived assets by geographic area as of December 31 are summarized in the following table:

(dollars in millions)	2009	2008	2007

United States	$229.4	$262.6	$147.2
Canada	73.8	65.6	74.5
England	5.4	5.4	4.9
France	0.6	0.7	0.6

Total consolidated long-lived assets	$309.2	$334.3	$227.2

Exports

The majority of the Company’s exports consists of titanium mill products, extrusions, and machined extrusions used in aerospace markets. The Company’s export sales were 36%, 31%, and 26% of net sales for the years ended December 31, 2009, 2008, and 2007, respectively. Such sales were made primarily to Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Backlog

The Company’s order backlog for all markets was approximately $342 million as of December 31, 2009, as compared to $400 million at December 31, 2008. Of the backlog at December 31, 2009, approximately $256 million is likely to be realized in 2010. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

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

The Company currently has supply agreements for certain critical raw materials. These supply agreements are with suppliers located in Japan and Kazakhstan and allow the Company to purchase certain quantities of raw materials at annually negotiated prices. Purchases under these contracts are denominated in U.S. Dollars. These contracts expire at various periods through 2016. In addition, in December 2009, the Company signed two new titanium sponge supply agreements with Japanese suppliers that allow it to purchase minimum quantities of titanium sponge at fixed prices, subject to certain underlying input cost adjustments, from 2012 through 2021. Purchases under the agreements are denominated in U.S. Dollars; however, the provisions of the contracts include potential cost adjustments based on the extent that the Yen to U.S. Dollar exchange rate falls outside of a specified range. The Company purchases the balance of its raw materials opportunistically on the spot market as needed. The Company believes it has adequate sources of supply for titanium sponge, scrap, alloying agents, and other raw materials to meet its near and medium-term needs.

Business units in the Fabrication and Distribution Groups obtain the majority of their titanium mill product requirements from the Titanium Group. Other metallic requirements are generally sourced from the best available supplier at competitive market prices.

Competition and Other Market Factors

The titanium metals industry is a highly competitive and cyclical global business. Titanium competes with other materials of construction, including certain stainless steel, other nickel-based high temperature and corrosion resistant alloys, and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry. It would either need to acquire intermediate product from an existing source or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end-use applications, especially in aerospace, require rigorous testing, approvals, and customer certification prior to purchase that would require a significant investment of time and capital coupled with extensive technical expertise.

The aerospace consumers of titanium products tend to be highly concentrated. Boeing, Airbus, Lockheed Martin, Bombardier, and Embraer manufacture airframes. General Electric, Pratt & Whitney, and Rolls Royce build jet engines. Through the direct purchase from these companies and their family of specialty subcontractors, they account for a majority of aerospace products for large commercial aerospace and defense applications.

Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe, and China. The Company participates directly in the titanium mill product business primarily through its Titanium Group. The Company’s principal competitors in the aerospace titanium market are Allegheny Technologies Incorporated (“ATI”) and Titanium Metals Corp. (“TIE”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (“VSMPO”), based in Russia. ATI, TIE and certain Japanese producers are the Company’s principal competitors in the industrial and emerging markets. The Company competes primarily on the basis of price, quality of products, technical support, and the availability of products to meet customers’ delivery schedules.

Competition for the Fabrication and Distribution Groups is primarily on the basis of price, quality, timely delivery, and customer service. The Company believes that the business units in the Fabrication and Distribution Groups are well-positioned to continue to compete and grow due to the range of goods and services offered, their demonstrated expertise, and the increasing synergy with the Titanium Group for product and technical support.

Trade and Legislative Factors

Imports of titanium mill products from countries that receive the normal trade relations (“NTR”) tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive NTR treatment is 45%. A 15% tariff exists on unwrought titanium products entering the U.S., including titanium sponge. Currently, the Company imports titanium sponge from Kazakhstan and Japan which is subject to this 15% tariff. Competitors of the Company that do not rely on imported titanium sponge are not subject to the additional 15% tariff in the cost of their products. In the past, the Company has sought relief from this tariff through the Offices of the U.S. Trade Representative but has been unsuccessful in having the tariff removed. The Company believes the U.S. Trade laws as currently applied to the domestic titanium industry create a competitive disadvantage to the Company.

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

The United States Government is required by 10 U.S.C. § 2533b, “Requirement to buy strategic materials critical to national security from American sources” (the “Specialty Metals Clause”), to use domestically-melted titanium for military applications. The law, which dates back to the Berry Amendment of 1973, is important to the Company in that it supports the domestic specialty metals industry.

Since 2007, the Specialty Metals Clause has provided for a de minimis exception whereby defense agencies may accept an item containing up to 2% noncompliant metal, based on the total weight of all of the specialty metals in an item. This exception might apply, for example, to small specialty metal parts in a jet engine if the source of the parts cannot be ascertained.

Environmental Liabilities

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental-related costs on a quarterly basis and make adjustments as necessary. For further information on the Company’s environmental liabilities, see Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing and Distribution

The Company markets its titanium mill and related products and services worldwide. The majority of the Company’s sales are made through its own sales force. The Company’s sales force has offices in Niles, Ohio; Houston, Texas; Los Angeles, California; Windsor, Connecticut; Guangzhou, China; and Laval, Canada. Technical Marketing personnel are available to service these offices. Customer support for new product applications and development is provided by the Company’s Customer Technical Service personnel at each business unit, as well as the corporate-level through the Company’s Technical Business Development and Research and Development organizations located in Pittsburgh, Pennsylvania and Niles, Ohio, respectively. Sales of the Fabrication and Distribution Groups’ products and services are made by our corporate-level sales force and personnel at each location.

Research, Technical, and Product Development

The Company conducts research, technical, and product development activities for both the Titanium Group and the Fabrication Group. Research includes not only new product development, but also new or improved technical and manufacturing processes.

The Company is conducting research for the U.S. Army and is currently partnered with American Engineering and Manufacturing Company (“AEM”) to develop lower cost titanium production for the U.S. Army Industrial base under the Advanced Materials and Processes for Armament Structures Program. AEM was awarded research and development funds in fiscal year 2008 from the Department of Defense Appropriations bills in the amount of $5.6 million.

The principal goals of the Company’s research programs, aside from the U.S. Army project, are advancing technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. Research, technical, and product development costs borne by the Company totaled $2.0 million in 2009, $2.1 million in 2008, and $1.7 million in 2007.

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

Employees

At December 31, 2009, the Company and its subsidiaries employed 1,498 persons, 593 of whom were classified as administrative and sales personnel. Of the total number of employees, 665 employees were in the Titanium Group, 613 in the Fabrication Group, 158 in the Distribution Group, and 62 in RTI Corporate.

The United Steelworkers of America (“USW”) represents 346 of the hourly, clerical and technical employees at the Company’s plant in Niles, Ohio. The current Labor Agreement with the USW is set to expire on June 30, 2013. Hourly employees at the Company’s facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). There are 142 employees in the bargaining unit. The current labor contract with the IAMAW expires on February 19, 2011. No other Company employees are represented by a union.

Executive Officers of the Registrant

Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2009.

Name	Age	Title

Dawne S. Hickton	52	Vice Chairman, President and Chief Executive Officer
Stephen R. Giangiordano	52	Executive Vice President of Technology and Innovation
William T. Hull	52	Senior Vice President and Chief Financial Officer
William F. Strome	54	Senior Vice President of Finance and Administration
Chad Whalen	35	Vice President, General Counsel and Secretary

Biographies

Ms. Hickton was appointed Vice Chairman, President and Chief Executive Officer in October 2009. She had served as Vice Chairman and Chief Executive Officer since April 2007, Senior Vice President and Chief Administrative Officer since July 2005, Secretary since April 2004, and Vice President and General Counsel since June 1997. Prior to joining the Company, Ms. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law, and was employed at U.S. Steel Corporation from 1983 through 1994.

Mr. Giangiordano was appointed Executive Vice President of Technology and Innovation in July 2008. He had served as Executive Vice President since April 2007, Senior Vice President, Titanium Group since October 2002 and Vice President, Titanium Group since July 1999. Prior to that assignment, he served as Senior Director, Technology since 1994.

Mr. Hull was appointed Senior Vice President and Chief Financial Officer in April 2007. He had served as Vice President and Chief Accounting Officer since August 2005. Prior to joining the Company, Mr. Hull served as Corporate Controller of Stoneridge, Inc., of Warren, Ohio, where he was employed since 2000. Mr. Hull is a Certified Public Accountant.

Mr. Strome was appointed Senior Vice President of Finance and Administration in October 2009. He had served as Senior Vice President of Strategic Planning and Finance since November 2007. Prior to joining the Company, Mr. Strome served as a Principal focusing on development projects at Laurel Mountain Partners, L.L.C. Prior to joining Laurel in 2006, Mr. Strome served as Senior Managing Director and Group Head, Investment Banking at the investment banking firm Friedman, Billings, Ramsey & Co., Inc. From 1981 to 2001, Mr. Strome was employed by PNC Financial Services Group, Inc. in various legal capacities and most recently managed PNC’s corporate finance advisory activities and its mergers and acquisitions services.

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

Our business is subject to various risks and uncertainties. Any of these individual risks described below, or any number of these risks occurring simultaneously, could have a material effect on our Consolidated Financial Statements, business or results of operations. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities.

We are subject to risks associated with global economic and political uncertainties

Like other companies, we are susceptible to macroeconomic downturns in the United States and abroad that may affect our performance and the performance of our customers and suppliers. Further, the lingering effects of the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict. The recent credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant financial and operational challenges if conditions in the financial markets do not improve or if they worsen. For example, an extension of the credit crisis to other industries (for example, the availability of financing for the purchase of commercial aircraft) could adversely impact overall demand for our products, which could have a negative effect on our revenues. In addition, our ability to access the traditional bank and capital markets may be severely restricted, which could have an adverse impact on our ability to react to changing economic and business conditions.

In addition, we are subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in policy resulting from the current political environment could have an adverse impact on the financial condition and the level of business activity of the defense industry or other market segments in which we participate. This may reduce our customers’ demand for our products and/or depress pricing of those products, resulting in a material adverse impact on our business, prospects, results of operations, revenues, and cash flows.

A significant amount of our future revenue is based on long-term contracts for new aircraft programs

We have signed several long-term contracts in recent years to produce titanium mill products and complex engineered assemblies for several new aircraft programs, including the Boeing 787 Dreamliner®, Lockheed Martin’s F-35 Joint Strike Fighter or “JSF,” and the Airbus family of aircraft, including the A380, the A350XWB and the A400 military transport. In order to meet the delivery requirements of these contracts, we have invested in significant capital expansion projects. Because of the current global economic slowdown and production problems experienced by many of our customers, we have experienced significant delays in these programs. Further delays, program cancellations, or a loss of one or more customers associated with these programs, could have a material adverse impact on our business, prospects, results of operations, revenues, cash flows, and financial standing. In addition, several of our customer contracts are “take-or-pay” contracts that require our customers to take a minimum amount of product in a period. As program delays continue, some of our customers may choose not to meet their contractual minimum amount of product. While we intend to bill these customers for their contractual minimum amount and pursue legal remedies, if they fail to pay as required by their contracts, we may suffer a material adverse impact on our liquidity and results of operations.

We may be affected by our ability to successfully expand our operations in a timely and cost effective manner

In connection with several of our long-term commercial contracts, we have undertaken several major capital expansion projects which are currently estimated to continue through 2011, including the construction of our new titanium rolling mill and forging press facilities. Our inability to successfully complete the construction of these facilities in a timely and cost-effective manner, or at all, could have a material adverse effect on our business, financial condition and results of operations. Further, our undertaking of these significant initiatives places a significant demand on management, financial, and operational resources. Our success in these projects will depend upon the ability of key financial and operational management to ensure the necessary internal and external resources are in place to properly complete and operate these facilities.

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

The demand for our products and services may be adversely affected by demand for our customers’ products and services

Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. The ability or inability to meet our financial expectations could be directly impacted by our customers’ abilities or inabilities to meet their own financial expectations. A continued downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other domestic as well as global economic, environmental or political factors. A continued slowdown in demand by, or complete loss of business from, these customers could have a material impact on our results of operations and financial position, including, but not limited to, impairment of goodwill, which could be material.

A substantial amount of revenue is derived from the commercial aerospace and defense industries and a limited number of customers

More than 80% of our annual revenue is derived from the commercial aerospace and defense industries. Within those industries are a relatively small number of consumers of titanium products. Those industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services. Some of our customers are particularly sensitive to the level of government spending on defense-related products. Government programs are dependent upon the continued availability of appropriations which are approved on an annual basis. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand for defense-related titanium products. In addition, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations. Many of our customers are dependent on the commercial airline industry which has shown to be subject to significant economic and political challenges due to threats or acts of terrorism, rising or volatile fuel costs, pandemics, or other outbreaks of infectious diseases, aggressive competition, global economic slowdown, and other factors. In addition, new aerospace and defense platforms under which we have a contract to supply our products may be subject to production delays which affect the timing of the delivery of our products for such platforms. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither the Company nor its customers may be able to project or plan in a timely manner for the impact of these events.

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

We are subject to changes in product pricing

The titanium industry is highly cyclical. Consequently, excess supply and competition may periodically result in fluctuations in the prices at which we are able to sell certain products. Price reductions may have a negative impact on our operating results. In addition, our ability to implement price increases is dependent on market conditions, often beyond our control. Given the long manufacturing lead times for certain products, the realization of financial benefits from increased prices may be delayed.

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

We may not be able to recover the carrying value of our long-lived assets, which could require us to record additional asset impairment charges

As of December 31, 2009, we had net property, plant, and equipment of $252.3 million. We operate in a highly competitive and highly cyclical industry. In addition, we have invested heavily in new machinery and facilities in order to win new long-term supply agreements related to next-generation aircraft such as the Boeing 787 Dreamliner®, Airbus family of commercial aircraft, and the JSF program. If we were unable to perform on these agreements, we could be required to record material asset and asset-related impairment charges in future periods which could adversely affect our results of operations.

The carrying value of goodwill and other intangible assets may not be recoverable

As of December 31, 2009, we had goodwill of $41.1 million and other intangible assets of $14.3 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any impairment is expensed immediately through the Consolidated Statement of Operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations.

Our business could be harmed by strikes or work stoppages

Approximately 346 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the United Steelworkers of America. Our current labor agreement with this union expires June 30, 2013. Approximately 142 hourly employees at our RTI Tradco facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers. Our current labor agreement with this union expires February 19, 2011.

We cannot be certain that we will be able to negotiate new bargaining agreements upon expiration of the existing agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by a labor stoppage. If a strike or work stoppage were to occur in connection with the negotiation of a new collective bargaining agreement, or as a result of a dispute under our collective bargaining agreements with the labor unions, our business, financial condition, and results of operations could be materially adversely affected.

Our business is subject to the risks of international operations

We operate subsidiaries and conduct business with suppliers and customers in foreign countries which exposes us to risks associated with international business activities. We could be significantly impacted by those risks, which include the potential for volatile economic and labor conditions, political instability, expropriation, and changes in taxes, tariffs, and other regulatory costs. We are also exposed to and can be adversely affected by fluctuations in the exchange rate of the U.S. Dollar against other foreign currencies, particularly the Canadian Dollar, the Euro, and the British Pound. Although we are operating primarily in countries with relatively stable economic and political climates, there can be no assurance that our business will not be adversely affected by those risks inherent to international operations.

We are dependent on services that are subject to price and availability fluctuations

We often depend on third parties to provide outside material processing services that may be critical to the manufacture of our products. Purchase prices and availability of these services are subject to volatility. At any given time, we may be unable to obtain these critical services on a timely basis, at acceptable prices, or on other acceptable terms, if at all. Further, if an outside processor is unable to produce to required specifications, our additional cost to cure may negatively impact our margins.

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

The outcome of the U.S. Customs investigation of our previously filed duty drawback claims is uncertain

During 2007, the Company received notice from U.S. Customs indicating that certain duty drawback claims previously filed by the Company’s agent, on behalf of the Company, are under formal investigation. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s prior drawback broker. For additional detail regarding this investigation, see “Duty Drawback Investigation” in Item 3. Legal Proceedings, in this Annual Report on Form 10-K. While the ultimate outcome of the U.S. Customs investigation cannot be determined, however, it could potentially have an adverse impact on our financial performance.

We are subject to, and could incur substantial costs and liabilities under, environmental, health, and safety laws

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

Manufacturing Facilities

The Company has approximately 1.7 million square feet of manufacturing facilities, exclusive of distribution facilities and office space. Set forth below are the Company’s principal manufacturing plants, the principal products produced at each location as well as each plant’s aggregate capacities.

Facilities

	Owned /		Annual Rated
Location	Leased	Products	Capacity

Titanium Group
Niles, OH	Owned	Ingot (million pounds)	30.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Canton, OH	Owned	Ferro titanium and specialty alloys (million pounds)	16.0
Hermitage, PA	Owned	Metal processing (million pounds)	5.0
Martinsville, VA	Owned	Titanium forging and rolling (facility under construction)	—
Fabrication Group
Washington, MO	Owned	Hot and superplastically formed parts (thousand press hours)	50.0
Laval, Canada	Owned	Machining/assembly of aerospace parts (thousand man hours)	400
Houston, TX	Leased	Extruded, Hot Stretch Formed products (million pounds)	4.2
Houston, TX	Owned	Machining/fabricating oil/gas products (thousand man hours)	200
Distribution Group
Staffordshire, England	Leased	Cut parts and components (thousand man hours)	45.0
Rosny-Sur-Seine, France	Leased	Cut parts and components (thousand man hours)	16.0
Sullivan, MO	Leased	Cut parts (thousand man hours)	23.0
Garden Grove, CA (2 locations)	Leased	Metal warehousing and distribution	N/A
Windsor, CT	Leased	Metal warehousing and distribution	N/A

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

Tronox LLC Litigation

In connection with its now idled plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, in 2008, a subsidiary of the Company entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride (“TiCl4”), the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009. On September 23, 2009, a subsidiary of the Company filed a complaint in the United States Bankruptcy Court for the Southern District of New York against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, and on February 9, 2010 the Bankruptcy Court issued an order granting the motion. The Company’s subsidiary has appealed the order, as it believes that its claims seeking termination and/or rescission of the supply agreement and companion ground lease on grounds of breach of warranty, nondisclosure, mistake and breach of duty of good faith and fair dealing are meritorious; however, due to the inherent uncertainties of litigation and because of the pending appeal, the ultimate outcome of the matter is uncertain. Pending the outcome of this litigation, management estimates that additional future contractual expenses could range from zero to approximately $36 million.

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

Concurrent with the U.S. Customs investigation, the Company performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, the Company recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. The Company recorded additional charges totaling $2.5 million during the twelve months ended December 31, 2009. The 2009 charges resulted from the receipt of formal notice from U.S. Customs in June 2009 indicating that they had denied certain of the Company’s previously filed duty drawback claims which were not previously accrued. The 2009 charges represented 100% of the denied claims. While the Company has formally protested the denial of these claims, the inherent risks and uncertainties of the protest process make it advisable to accrue the full value of the denied claims.

These abovementioned charges represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2008, the Company repaid to U.S. Customs $1.1 million for invalid claims. The Company made additional repayments totaling $2.9 million during the twelve months ended December 31, 2009. As a result of these payments, the Company’s liability totaled $5.5 million as of December 31, 2009. While the Company’s internal investigation into these claims is complete, there is not a timetable of which it is aware for when U.S. Customs will conclude its investigation.

While the ultimate outcome of the U.S. Customs investigation is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.0 million based on current facts, exclusive of additional amounts imposed for interest, which cannot be quantified at this time. This possible risk of future loss relates primarily to indirect duty drawback claims filed with U.S. Customs by several of the Company’s customers as the ultimate exporter of record in which the Company shared in a portion of the revenue.

Additionally, the Company is exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, the Company received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While the Company has the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, the Company has accrued the full amount of the penalty as of December 31, 2009.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a significant impact on the results of the operations, cash flows, or the financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Range of High and Low Stock Prices of Common Stock

	2009		2008
Quarter	High	Low	High	Low

First	$16.48	$8.99	$70.33	$43.40
Second	$22.88	$11.23	$51.84	$35.25
Third	$26.19	$14.53	$36.12	$17.15
Fourth	$26.25	$17.57	$19.45	$7.91

Principal market for Common Stock: New York Stock Exchange

Holders of record of Common Stock at January 29, 2010: 604

The Company has not paid dividends on its Common Stock and does not anticipate paying any cash dividends in the future.

The following table sets forth repurchases of our Common Stock during the three months ended December 31, 2009.

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet
			Shares Purchased	Be Purchased
	Total Number of		as Part of Publicly	Under the Plans
	Shares	Average Price	Announced Plans or	or Programs
	Purchased(1)	Paid Per Share	Programs(2)	(In thousands)(3)

October 2009	478	$22.64	—	$2,973
November 2009	305	$18.45	—	$2,973
December 2009	—	$—	—	$2,973

Total	783	$21.01	—

(1)	Shares were repurchased under (i) the Company’s $15 million share repurchase program approved by the Board of Directors on April 30, 1999, and (ii) a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 stock plan.

(2)	Includes only shares reacquired under the Company’s $15 million share repurchase program.

(3)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the year ended December 31, 2009. During the year ended December 31, 2008, the Company invested $9.0 million to repurchase 176,976 shares, under the program. At December 31, 2009, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities for the years ended December 31, 2009 and December 31, 2008 were 6,823 and 1,860 shares, respectively.

Item 6.	Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and notes related hereto and other financial information included elsewhere herein.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2009	2008	2007	2006	2005

Income Statement Data:
Net sales	$407,978	$609,900	$626,799	$505,389	$346,906
Operating income (loss)	(87,276)	87,392	141,161	115,253	56,134
Income (loss) from continuing operations before income taxes	(96,056)	87,975	142,467	118,291	57,412
Income (loss) from continuing operations	(67,239)	55,695	92,631	75,700	37,344
Income from discontinued operations, net of tax provision	—	—	—	—	1,591
Net income (loss)	(67,239)	55,695	92,631	75,700	38,935
Basic earnings (loss) per share:(1)
Continuing operations	$(2.67)	$2.42	$4.01	$3.32	$1.68
Discontinued operations	—	—	—	—	0.07

Net income (loss)	$(2.67)	$2.42	$4.01	$3.32	$1.75

Diluted earnings (loss) per share:(1)
Continuing operations	$(2.67)	$2.41	$3.99	$3.27	$1.66
Discontinued operations	—	—	—	—	0.07

Net income (loss)	$(2.67)	$2.41	$3.99	$3.27	$1.73

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Working capital	$387,761	$559,601	$405,907	$365,711	$282,670
Total assets	854,735	1,029,203	755,284	643,913	501,751
Long-term debt	81	238,550	16,506	13,270	—
Total shareholders’ equity	679,206	601,934	575,784	462,181	379,652

(1)	Adjusted for retrospective application of the provisions of the new earnings per share accounting guidance which became effective for the Company on January 1, 2009. For further information on this new guidance, see Note 4 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this annual report, the following factors and risks should also be considered, including, without limitation:

•	the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives,

•	changes in the Joint Strike Fighter production schedule,

•	the success of new market development,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	long-term supply agreements,

•	the impact of titanium inventory overhang throughout the Company’s supply chain,

•	the impact of Boeing 787 Dreamliner® production delays,

•	our ability to attract and retain key personnel,

•	the impact if another party to a long-term contract fails to take or pay for minimum requirements under existing contracts or successfully manage its future development and production schedule,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	global economic activities,

•	the outcome of the U.S. Custom’s investigation,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, as well as in other filings filed with or furnished to the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company. Except as may be required by applicable law, we undertake no duty to update our forward-looking information.

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

The Fabrication Group is comprised of companies with significant hard-metal expertise that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; Laval, Canada; and a representative office in China, the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the twelve months ended December 31, 2009, 2008, and 2007, approximately 53%, 43%, and 42%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

Our business has been significantly impacted by the global economic uncertainty that continued throughout 2009. Our primary market, the commercial aerospace industry, was especially impacted due to the large capital commitments necessary to make aircraft purchases. This uncertainty led to a corresponding decrease in aircraft orders in 2009. Combined with the long-term delays in the Boeing 787 Dreamliner® program, this has caused a significant oversupply of inventory and a severe contraction in demand for titanium products. As a result, our spot sales of titanium mill products have been minimal in the current year. Somewhat offsetting these impacts has been our focus on removing some of the cyclicality of the industry by signing longer-term contracts for specific quantities of material. These contracts have allowed us to maintain a level of volumes in excess of those seen during the last market downturn following September 11, 2001.

In such market downturns, we strive to reduce our variable costs to counteract such declines in spot sales, although we cannot always do so as quickly as sales levels decline. We continue to balance our expectations of future business with our need to control costs.

Production delays related to the Boeing 787 Dreamliner® program continue to hamper our Fabrication and Distribution Groups. The 787 Dreamliner®, which was initially scheduled to begin customer deliveries in late 2007, currently has a first delivery date of late 2010. We have invested a significant amount of capital into our facilities to prepare for the ramp up of 787 Dreamliner® production. As such, while we have and continue to attempt to reduce our own variable expenses (primarily labor, outside processing, overtime, and supplies) to match the reduced near-term demand from Boeing, it is not practical to reduce our fixed costs in the short and intermediate term. While we expect to receive the anticipated volumes from this program, it will be difficult to predict in what period they will occur given the uncertainty in the program’s production schedule.

In addition, our results in 2009 were adversely impacted by Airbus’ failure to purchase approximately 1.0 million pounds of titanium mill products under its long-term supply agreement. We are currently in discussions with Airbus on the value and resolution of this shortfall volume.

Executive Summary

2009 was an extremely challenging year for the titanium industry as a whole and for us in particular. The global economic recession that began in the latter part of 2008 and continued throughout 2009, the extended delays for the Boeing 787 Dreamliner® program, along with the difficulties Airbus is still facing with their A400 military transport program, the unprecedented inventory buildup of titanium mill products, and Airbus’ failure to purchase approximately 1.0 million pounds of titanium mill products under its long-term supply agreement, all impacted our results in 2009.

Nonetheless, we managed to work through the downturn, exceeding our cost reduction targets and raising capital, leaving us with a strong balance sheet with over $121 million in cash, cash equivalents, and short-term investments, and an undrawn $200 million credit facility at the end of the year.

Results of Operations

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2009 and 2008 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	%Increase/
(dollars in millions)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$107.6	$202.0	$(94.4)	(46.7)%
Fabrication Group	106.2	146.8	(40.6)	(27.7)%
Distribution Group	194.2	261.1	(66.9)	(25.6)%

Total consolidated net sales	$408.0	$609.9	$(201.9)	(33.1)%

The combination of a 7% decrease in the average realized selling prices of prime mill products and a 43% decrease in prime mill shipments to our trade customers resulted in an $85.5 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to changes in the sales mix between periods, with the mix in 2009 consisting of a higher percentage of sales related to long-term supply agreements, which generally carry lower overall sales prices and are subject to annual pricing adjustments. Furthermore, excess inventory in the market due to the ongoing Boeing 787 Dreamliner® program delays and the lower overall titanium demand profile resulted in a reduction in spot market volume and a decrease in realized selling prices on spot sales compared to the prior period. Additionally, decreasing demand from the specialty steel industry resulted in an $8.8 million reduction in ferro-alloy sales.

The decrease in the Fabrication Group’s net sales principally relates to a reduction of $24.5 million in sales to our energy market customers due to the relatively low price of oil compared to the prior year leading to a slowdown in energy exploration and development projects. Furthermore, continued delays in the Boeing 787 Dreamliner® program, as well as the general downturn in the commercial aerospace market, have resulted in a reduction in net sales totaling $17.4 million compared to the prior year. These decreases were slightly offset by an increase in demand from our military aircraft programs of $2.2 million.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the global economic downturn and the slowdown in the commercial aerospace market, both of which have resulted in higher levels of titanium inventory throughout the supply chain. Lower demand and lower realized pricing for the

Distribution Group’s titanium and specialty alloys products resulted in a $49.9 million and a $17.0 million reduction in net sales, respectively.

Gross Profit.  Gross profit for our reportable segments for the year ended December 31, 2009 and 2008 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(dollars in millions)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$20.6	$86.6	$(66.0)	(76.2)%
Fabrication Group	5.2	31.4	(26.2)	(83.4)%
Distribution Group	30.0	49.3	(19.3)	(39.1)%

Total consolidated gross profit	$55.8	$167.3	$(111.5)	(66.6)%

Excluding the $4.2 million of charges in the current year associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $61.8 million compared to the prior year. The decrease in the Titanium Group’s gross profit was the result of the global economic slowdown and the Boeing 787 Dreamliner® production delays reducing overall titanium demand. Lower sales levels reduced gross profit by $21.7 million and lower average realized selling prices and a lower margin sales mix reduced gross profit by $17.8 million, while higher raw material costs and lower overhead absorption reduced gross profit by $7.4 million. Furthermore, gross profit at the Titanium Group was unfavorably impacted by $3.2 million due to lower ferro-alloy sales and by $5.4 million due to reduced third-party sales of Titanium Group-sourced inventory by our Fabrication Group and Distribution Group businesses.

The decrease in gross profit for the Fabrication Group was driven by several factors, including reduced sales volumes which reduced gross profit by $14.9 million and cost overruns related to a certain energy project which negatively impacted gross profit by $7.2 million. In addition, production execution issues at one of the Fabrication Group’s facilities negatively impacted its ability to deliver orders, and lower than expected material yields at that same location resulted in higher than expected material costs, which reduced gross profit by $6.2 million compared to the prior year. Ongoing uncertainty and delays in the ramp up of the Boeing 787 Dreamliner® program continue to result in lower utilization and other operational inefficiencies despite significant actions taken by the Company to manage costs in line with demand. These impacts were partially offset by a favorable mix of higher margin products in the current year, which increased gross profit by $5.7 million.

The energy project cost overruns were driven by a delayed start and the need for higher than normal overtime and use of subcontractors. This project was substantially delivered by June 30, 2009. In order to ensure we do not have similar issues on other projects going forward, we have added additional project management resources to this facility. In addition, we have implemented new planning and risk management procedures to ensure projects are started, executed, and delivered in a timely and efficient manner.

The production execution issues at one of the Fabrication Group’s facilities developed due to a suboptimal management structure and deviations from established manufacturing work procedures. The combination of these inefficiencies and loss of discipline resulted in lower throughput and increased rework costs. We identified these issues internally during the three months ended March 31, 2009. To correct these issues, we replaced both the segment and facility leadership and are in the process of implementing new procedures and production controls to increase throughput and improve quality.

The decrease in gross profit for the Distribution Group was principally related to lower sales coupled with a decrease in realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by our actions taken to rationalize our domestic Distribution Group facilities and to reduce logistics costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2009 and 2008 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(dollars in millions)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$17.8	$22.8	$(5.0)	(21.9)%
Fabrication Group	22.8	29.3	(6.5)	(22.2)%
Distribution Group	22.9	25.7	(2.8)	(10.9)%

Total consolidated SG&A	$63.5	$77.8	$(14.3)	(18.4)%

The $14.3 million decrease in SG&A was primarily related to an $8.8 million reduction in salary, benefit, and incentive related expenses, driven by a reduction in expected cash incentive compensation in the current year compared to the prior year as well as targeted workforce reductions performed throughout 2009. Additionally, there was a $2.9 million reduction in professional and consulting expenses. The decreases reflect management’s focus on reducing expenses during the current economic downturn while continuing to position the Company for future growth.

Research, Technical, and Product Development Expenses.  Total research, technical, and product development costs for the Company were $2.0 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively. This spending, primarily related to our Titanium Group, reflects the Company’s continued efforts to make productivity and quality improvements to current manufacturing processes.

Asset and Asset-related Impairment.  In December 2009, we announced that we had indefinitely delayed the construction of our premium-grade titanium sponge production facility in Hamilton, Mississippi. The indefinite delay was identified as a triggering event for an asset impairment test. Under current accounting guidance, we reviewed the assets for recoverability and determined the assets were impaired. At the time, we had spent approximately $66.9 million related to the construction of this facility and had additional contractual commitments of approximately $7.8 million. We determined the fair value of the assets to be $5.8 million using a combination of a market approach and a cost approach. As a result, we recorded an asset and asset-related impairment within our Titanium Group of $68.9 million in December 2009. These assets were not placed into service, therefore no depreciation expense related to them has been recognized. The $7.8 million of additional contractual commitments is recorded within other accrued liabilities in our Consolidated Balance Sheet. For further information on our asset-related impairments, see Note 3 to our Consolidated Financial Statements.

Goodwill Impairment.  Our annual goodwill impairment review determined that the carrying value of goodwill at our Energy Fabrication reporting unit, which was $8.7 million at October 1, 2009, was fully impaired. The decrease in the price of oil from its record highs in 2008, coupled with continued pricing pressures on steel products, as well as further competition in this market, has led to an expected slowdown in our sales forecasts to energy market customers. For further information on our annual goodwill impairment test and the impairment of goodwill at our Energy Fabrication reporting unit, see Note 2 to our Consolidated Financial Statements.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the years ended December 31, 2009 and 2008 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(dollars in millions)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$(68.1)	$61.8	$(129.9)	(210.2)%
Fabrication Group	(26.3)	2.0	(28.3)	(1415.0)%
Distribution Group	7.1	23.6	(16.5)	(69.9)%

Total consolidated operating income	$(87.3)	$87.4	$(174.7)	(199.9)%

Excluding the $68.9 million asset-related impairment due to the indefinite delay of construction of the Company’s premium-grade titanium sponge plant and the $4.2 million charge in the current year associated with the

U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $56.8 million. The decrease was primarily attributable to lower gross profit, largely due to unfavorable volume and lower realized selling prices, which were partially offset by a reduction in SG&A expenses.

Excluding the $8.7 million goodwill impairment at the Company’s Energy Fabrication reporting unit, operating income for the Fabrication Group decreased $19.6 million. The decrease was the result of lower sales to both the energy and aerospace markets, along with cost overruns on a specific energy project and production execution issues at one of the Fabrication Group’s facilities. Further, the Fabrication Group experienced lower production capacity utilization and increased operating inefficiencies, which in part were driven by the ongoing delays in the Boeing 787 Dreamliner® program and global economic slowdown affecting the commercial aerospace market. These decreases were partially offset by reductions in SG&A expenses during the year.

The decrease in operating income for the Distribution Group was largely due to lower demand in both the titanium and specialty alloys markets, which resulted in decreased realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by a decrease in compensation-related expenses and other cost management actions, including the rationalization of our domestic Distribution Group facilities.

Other Income.  Other income for the twelve months ended December 31, 2009 and 2008 was $2.1 million and $1.5 million, respectively. Other income consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts. We had no outstanding foreign currency forward contracts at December 31, 2009.

Interest Income and Interest Expense.  Interest income for the years ended December 31, 2009 and 2008 was $1.5 million and $3.3 million, respectively. The decrease was principally related to lower returns on invested cash compared to the prior year period. Interest expense was $12.3 million and $4.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in interest expense was primarily attributable to higher average outstanding long-term debt balances during the current year, as well as a $4.9 million charge for the termination of our interest rate swap agreements and a $0.8 million write-off of deferred financing fees as a result of the payoff of our $225 million term loan in September 2009.

Provision for (Benefit from) Income Tax.  We recognized an income tax benefit of $28.8 million, or 30.0% of our pretax loss in 2009, compared to income tax expense of $32.3 million, or 36.7% of pretax income in 2008, for federal, state, and foreign income taxes. The effective tax rate in 2009 was less than the 35% U.S. federal tax rate principally due to an increase in unrecognized tax benefits and the effects of foreign operations. The effective tax rate in 2008 was greater than the 35% U.S. federal tax rate principally due to the effects of state and foreign income taxes offset by the benefit of the manufacturing deduction. Because the Company generated a net operating loss for tax purposes, we do not qualify for the manufacturing deduction in 2009.

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2008 and 2007 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$202.0	$253.1	$(51.1)	(20.2)%
Fabrication Group	146.8	132.0	14.8	11.2%
Distribution Group	261.1	241.7	19.4	8.0%

Total consolidated net sales	$609.9	$626.8	$(16.9)	(2.7)%

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

Gross Profit.  Gross profit for our reportable segments for the years ended December 31, 2008 and 2007 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$86.6	$121.4	$(34.8)	(28.7)%
Fabrication Group	31.4	28.1	3.3	11.7%
Distribution Group	49.3	58.6	(9.3)	(15.9)%

Total consolidated net sales	$167.3	$208.1	$(40.8)	(19.6)%

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

Selling, General, and Administrative Expenses.  SG&A for our reportable segments for the years ended December 31, 2008 and 2007 are summarized in the following table:

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

Operating Income.  Operating income for our reportable segments for the years ended December 31, 2008 and 2007 are summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(In millions)	2008	2007	(Decrease)	(Decrease)

Titanium Group	$61.8	$102.6	$(40.8)	(39.8)%
Fabrication Group	2.0	3.5	(1.5)	(42.9)%
Distribution Group	23.6	35.1	(11.5)	(32.8)%

Total consolidated operating income	$87.4	$141.2	$(53.8)	(38.1)%

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

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, we recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. We recorded additional charges totaling $2.5 million, during the twelve months ended December 31, 2009. The 2009 charges resulted from the receipt of formal notice from U.S. Customs in June 2009 indicating that they had denied certain of the Company’s previously filed duty drawback claims which were not previously accrued. The 2009 charges represented 100% of the denied claims. While the Company has formally protested the denial of these claims, the inherent risks and uncertainties of the protest process make it advisable to accrue to full value of the denied claims.

These abovementioned charges represent our current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2008, we had repaid to U.S. Customs $1.1 million for invalid claims. We made additional repayments totaling $2.9 million during the twelve months ended December 31, 2009. As a result of these payments, the Company’s liability totaled $5.5 million as of December 31, 2009. While our internal investigation into these claims is complete, there is not a timetable of which we are aware for when U.S. Customs will conclude its investigation.

While the ultimate outcome of the U.S. Customs investigation is not yet known, we believe there is an additional possible risk of loss between $0 and $3.0 million based on current facts, exclusive of additional amounts imposed for interest, which cannot be quantified at this time. This possible risk of future loss relates primarily to indirect duty drawback claims filed with U.S. Customs by several of our customers as the ultimate exporter of record in which we shared in a portion of the revenue.

Additionally, we are exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, we received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While we have the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, we have accrued the full amount of the penalty as of December 31, 2009.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $140 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $6 million remaining on the Canton facility and expect it will begin operations in 2011. We have capital expenditures of approximately $60 million remaining related to the Martinsville, Virginia facility and anticipate that it will begin production in the early 2012 timeframe. We expect this facility will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate. We will continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

To enhance our efforts to manage through the current industry downturn, on September 11, 2009, we sold 6.9 million shares of our Common Stock through a public offering at $19.50 per share. After the underwriters’ discount and other expenses of the offering, we received net proceeds totaling $127.4 million. We used the proceeds of the offering, in addition to our cash and cash equivalents on hand, to repay all amounts outstanding under our $225 million senior term loan (the “Term Loan”), our credit facility between RTI Claro and National City Bank’s Canada Branch (the “Canadian Facility”), and our Canadian interest-free loan agreement. As part of the repayment of the Term Loan, we recorded a $4.9 million fee associated with the termination of our interest rate swap agreements.

On September 18, 2009, following the repayment of all amounts outstanding under the Term Loan and the Canadian Facility, we completed the first amendment (the “Amendment”) to our Amended and Restated $200 Million Credit Agreement (the “Credit Agreement”). The Amendment provides us with additional flexibility on the Interest Coverage Ratio covenant of the Credit Agreement by excluding the interest paid under the Term Loan and the Canadian Facility from the calculation and provides additional flexibility on the Net Debt to EBITDA ratio covenant by permitting certain charges to be added back to net income for the purpose of determining EBITDA. The Amendment also increased the margin added to both the base interest rate and the LIBOR interest rate and increased the facility fee. There were no additional changes to the covenants under the Credit Agreement.

These financial covenants and ratios are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (3.2) at December 31, 2009. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 53.7 at December 31, 2009. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At December 31, 2009, we were in compliance with our financial covenants under the Credit Agreement.

While our current financial forecasts indicate we will maintain our compliance with these covenants, certain events, some of which are beyond our control, including further long-term delays in the Boeing 787 Dreamliner® or JSF production schedules, the failure of one or more of our significant customers to honor the terms of their take-or-pay contracts, and deeper reductions in global aircraft demand, may cause us to be in default of one or more of these covenants in the future. In the event of a default under our Credit Agreement, absent a waiver from our lenders or an amendment to our Credit Agreement, the interest rate on the Credit Agreement could increase materially. Such a development could have a material adverse impact on our Consolidated Financial Statements if we were to borrow under the Credit Agreement. In addition, a failure to maintain our financial covenants may impair our ability to borrow under our Credit Agreement. If we default or anticipate an expected future default under one or more of our covenants, we will need to renegotiate our credit arrangements, seek other sources of liquidity, or both.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents and our undrawn $200 million revolving credit facility will provide us sufficient liquidity to meet our operating needs and capital expansion plans.

Cash provided by operating activities.  Cash provided by operating activities for the years ended December 31, 2009 and 2008 was $33.0 million and $83.0 million, respectively. This decrease is primarily due to the decrease in our sales and net income levels for the year ended December 31, 2009, partially offset by improvements in our working capital, primarily driven by improvements in accounts receivable and accounts payable.

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

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities for the years ended December 31, 2009 and 2008 was $(147.3) million and $(125.6) million, respectively. This spending reflects our continued investments related to our major capital expansion projects, although at a slower pace in 2009 than in 2008 to reflect the indefinite delay of our sponge plant project and slower ramp up of our rolling and forging facility in Martinsville, Virginia. In addition, during 2009 we invested $45.0 million in certificates of deposit with six-month maturities and $20.0 million in ultra short-term municipal bond mutual funds to increase our rate of return on our invested cash.

Cash provided by (used in) investing activities was $(125.6) million and $20.6 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash used in investing activities was principally related to increased capital spending on our capital expansion projects during 2008. Capital expenditures related to our new sponge plant and our new rolling and forging facility totaled $48.0 million and $16.3 million, respectively, in 2008. Cash provided by investing activities was impacted in 2007 by the liquidation of our variable rate demand securities (“VRDS”) due to the continuing credit market uncertainties and reinvestment of those proceeds into highly liquid Money Market Funds that are classified as cash equivalents.

Cash provided by (used in) financing activities.  Cash provided by (used in) financing activities for the years ended December 31, 2009 and 2008 was $(115.1) million and $218.8 million, respectively. Financing activities utilized cash in 2009 as a result of our repayment of all outstanding amounts, totaling $243.5 million, under our Term Loan, Canadian Facility, and Canadian interest-free loan agreement, partially offset by the $127.4 million received from our equity offering. Financing activities were a source of cash in 2008 as we borrowed funds under the Term Loan, partially offset by the $9.0 million purchase of 176,976 shares of RTI Common Stock.

Cash provided by financing activities was $218.8 million and $3.7 million for the years ended December 31, 2008 and 2007, respectively. Cash provided by financing activities during 2008 was primarily driven by the proceeds from the $225 million Term Loan, offset by repayments made on the Canadian Facility and financing fees paid in connection with the new term loan. For further information on our credit agreements, see the section titled “Credit Agreements” below.

Backlog.  Our order backlog for all markets was approximately $342 million as of December 31, 2009, compared to $400 million at December 31, 2008. Of the backlog at December 31, 2009, approximately $256 million is likely to be realized during 2010. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments and other post-retirement benefit obligations as of December 31, 2009 (in millions):

	Contractual Obligations
	2010	2011	2012	2013	2014	Thereafter	Total

Operating leases(1)	$4.0	$3.1	$2.7	$1.8	$1.2	$3.3	$16.1

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2010	2011	2012	2013	2014	Thereafter	Total

Long-term supply agreements(2)(6)(7)	$55.2	$60.5	$77.0	$112.7	$92.7	$372.8	$770.9
Purchase obligations(3)	55.6	121.0	0.1	—	—	—	176.7
Standby letters of credit(4)	2.1	—	—	—	—	—	2.1

Total commercial commitments	$112.9	$181.5	$77.1	$112.7	$92.7	$372.8	$949.7

	Other Post-Retirement Benefits
	2010	2011	2012	2013	2014	2015-2019	Total

Other post-retirement benefits(5)	$2.5	$2.8	$3.1	$3.2	$2.9	$15.4	$29.9

	Tax Obligations
	2010	2011	2012	2013	2014	Thereafter	Total

FIN 48 tax obligations(8)	$—	$—	$—	$—	$—	$5.6	$5.6

(1)	See Note 8 to the Company’s Consolidated Financial Statements.

(2)	Amounts represent commitments for which contractual terms exceed twelve months.

(3)	Amounts primarily represent purchase commitments under purchase orders.

(4)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(5)	The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when billed. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2010 through 2019 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.

(6)	In February 2007, the Company entered into a new contract for the long-term supply of titanium sponge, the primary raw material for our Titanium Group, with a Japanese supplier. This agreement runs through 2016 and will provide the Company with supply of up to 13 million pounds of titanium sponge annually, beginning in 2009. The Company has agreed to purchase a minimum of 8.5 million pounds annually for the four year period commencing in 2010. During the latter years of the contract, quantities can be reduced by the election of various options by both parties. Future obligations were determined based on current prices as prices are negotiated annually. Purchases under the contract are denominated in U.S. Dollars.

(7)	In December 2009, the Company entered into two new contracts with two Japanese suppliers for the long-term supply of titanium sponge for delivery between 2012 and 2021. The contracts provide the company with the supply of up to 19 million pounds of titanium sponge annually. The price of the titanium sponge is fixed, subject to certain underlying input cost adjustments and potential price adjustments based on the Yen to U.S. Dollar exchange rate. Future obligations were determined based on the fixed price and minimum volumes.

(8)	These amounts are included in the “Thereafter” column as it cannot be reasonably estimated when these amounts may be settled.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Credit Agreements

On September 8, 2008, we entered into the Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit agreement dated September 27, 2007. The Credit Agreement replaced our $240 million revolving credit facility with a term loan in the amount of $225 million and a revolving credit facility in the amount of $200 million. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, we pay a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement matures on September 27, 2012.

On September 18, 2009, following the repayment of all amounts outstanding under our $225 million senior term loan (the “Term Loan”), our Canadian Facility, and our Canadian interest-free loan agreement, we completed the first amendment (the “Amendment”) to our Credit Agreement. The Amendment provides us with additional flexibility on the Interest Coverage Ratio covenant of the Credit Agreement by excluding the interest paid under the Term Loan and the Canadian Facility from the calculation and provides additional flexibility on the Net Debt to EBITDA ratio covenant by permitting certain charges to be added back to net income for the purpose of determining EBITDA. The Amendment also increased the margin added to both the base interest rate and the LIBOR interest rate and increased the facility fee. There were no additional changes to the covenants under the Credit Agreement.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. The revised guidance also establishes additional disclosure requirements related to the financial effects of a business combination. The revised guidance became effective as of January 1, 2009. The adoption of the revised guidance did not have an effect on our Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. The guidance became effective as of January 1, 2009. The adoption of the new guidance did not have an effect on our Consolidated Financial Statements.

In March 2008, the FASB issued authoritative guidance which provided for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new guidance became effective as of January 1, 2009. The additional disclosures required by the new guidance are included in Note 16 to our Consolidated Financial Statements.

In June 2008, the FASB issued authoritative guidance which clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method. The new guidance became effective as of January 1, 2009, and required retrospective application. See Note 4 to our Consolidated Financial Statements for further information on the new guidance and the impact of its retroactive application to our historical earnings per share.

In December 2008, the FASB issued revised authoritative guidance which requires additional disclosures about the plan assets of an employer’s defined benefit or other postretirement plan, to include investment policies and strategies; associated and concentrated risks; major asset categories and their fair values; inputs and valuation techniques used to measure fair-value of plan assets; and the net periodic benefit costs recognized for each annual period. The revised guidance is effective for reporting periods ending after December 15, 2009. The additional disclosures required by the new guidance are included in Note 7 to our Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance became effective for interim reporting periods ending after June 15, 2009. The additional disclosures required by the new guidance are included in Note 2 to our Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and disclosure of the date through which subsequent events have been evaluated. The new guidance became effective for interim reporting periods ending after June 15, 2009. The additional disclosures required by the new guidance are included in Note 18 to our Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance that identifies the FASB Accounting Standards Codification (the “Codification”) as the sole source of U.S. GAAP recognized by the FASB. The Codification identifies only two levels of GAAP: authoritative and nonauthoritative. The new guidance became effective for interim periods ending after September 15, 2009. We are utilizing the plain-English method for disclosures when referencing accounting standards. The adoption of the Codification did not have a material impact on our Consolidated Financial Statements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that have a material impact on the amounts recorded for assets and liabilities and resulting revenue and expenses. Management estimates are based on historical evidence and other available information, which in management’s opinion provide the most reasonable and likely result under the current facts and circumstances. Under different facts and circumstances, expected results may differ materially from the facts and circumstances applied by management.

Of the accounting policies described in Note 2 of our Consolidated Financial Statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of accounts receivable, inventories, goodwill and intangible assets, long-lived assets, income taxes, employee benefit plans, accrued liabilities, and derivative fair values would be most critical if management estimates were incorrect. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

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

Management evaluates the recoverability of goodwill by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using an average of a discounted cash flow analysis and a market valuation approach. A discounted cash flow analysis is based on historical and projected financial information and provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples such as EBITDA and revenue multiples developed from a set of peer group companies to each reporting unit to determine its fair value. We also considered the use of a cost approach but determined such an approach was not appropriate.

The carrying value of goodwill at December 31, 2009 and 2008 was $41.1 million and $48.0 million, respectively. Management relies on its estimate of cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall conditions, sales volumes and prices, costs of production, and working capital changes. Our goodwill assessment is completed annually in the fourth quarter, absent any events throughout the year which would indicate potential impairment. If an event were to occur that indicated a potential impairment, we would perform a goodwill assessment prior to the fourth quarter.

The carrying value of goodwill at our five reporting units as of the Company’s October 1, 2009 annual impairment test, and the excess of the fair value over the carrying value for each those reporting units, is as follows:

		Excess of Fair
		Value over
	Goodwill	Carrying Value

Titanium reporting unit	$2,548	77%
Fabrication reporting unit	28,321	16%
Energy Fabrication reporting unit	8,699	N/A
U.S. Distribution reporting unit	6,856	8%
Europe Distribution reporting unit	2,977	52%

Total Goodwill	$49,401

For our Fabrication reporting unit, a 2% increase in the discount rate, or a 15% decrease in expected operating cash flows, would have indicated a potential impairment using our discounted cash flow analysis. For our U.S. Distribution reporting unit, a 1% increase in the discount rate, or a 5% decrease in expected operating cash flows, would have indicated a potential impairment using our discounted cash flow analysis.

For our long-lead time products from the Titanium, Fabrication and Europe Distribution reporting units, the revenue and operating profit assumptions are primarily based on contractual business under various long-term agreements. Several of the larger long-term agreements were executed in 2006 and 2007, with production for these contracts not expected to ramp up until the 2013 to 2014 timeframe. For instance, we have a long-term supply agreement with Lockheed Martin to supply the first eight million pounds annually of titanium mill products for the JSF when production fully ramps up by 2014. This volume will increase our titanium mill product shipments by more than 50% over 2009 levels over the next several years. Accordingly, operating results for the Titanium reporting unit were forecasted to grow at an average Compound Annual Growth Rate (“CAGR”) of approximately 63% in the discounted cash flow analysis, with this growth significantly weighted toward the later years of the analysis. For the European Distribution reporting unit, operating results were forecasted to grow at an average CAGR of approximately 20% in the discounted cash flow analysis. Operating results for the Fabrication reporting unit were forecasted to grow at an average CAGR of approximately 33% in our discounted cash flow analysis, reflecting not only the ramp up in sales to Boeing related to the 787 Dreamliner® program, but also the efficiencies expected to be gained as a result of the increased utilization of the unit’s production capacity.

For our U.S. Distribution reporting unit, orders are dependent upon current market conditions. We use our historical market expertise to make assumptions about future trends for this reporting unit. In light of the global recession and global credit crisis, we forecasted a significant near-term reduction in both volume and selling prices. Accordingly, cash flows for the U.S. Distribution reporting unit were forecasted to grow at an average CAGR of approximately 14% in the discounted cash flow analysis.

Our Energy Fabrication reporting unit has been significantly impacted by the decrease in the price of oil from its record highs in 2008, coupled with continued pricing pressures on steel products and further competition in this market that has led to a slowdown in our sales forecast to our energy market customers. As a result, our step one valuation analysis indicated a potential impairment of goodwill. Under step two of our annual impairment test, we allocate the fair value calculated under step one to the reporting unit’s assets and liabilities and any unrecognized intangible assets. The remaining unallocated fair value of the reporting unit represents the implied fair value of the reporting unit’s goodwill. The difference between the carrying value and the implied fair value of the reporting unit’s goodwill is the amount of impairment. Our step two impairment analysis indicated the carrying value of goodwill at our Energy Fabrication reporting unit was fully impaired. As such, we recorded an impairment charge of $8.7 million as of December 31, 2009.

There have been no impairments to date at our other reporting units; however, uncertainties or other factors that could result in a potential impairment in future periods may include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace programs we currently supply, including the JSF program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, our ability to ramp up production of these programs in a cost efficient manner may also impact the results of a future impairment test.

Long-Lived Assets.  Management evaluates the recoverability of property, plant, and equipment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be fully recoverable in accordance with FASB’s authoritative guidance. Changes in circumstances may include technological changes, changes in our business model, capital structure, economic conditions, or operating performance. Our evaluation is based upon, among other items, our assumptions about the estimated undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. Management applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows associated with the assets, and the fair value of the asset.

In December 2009, we announced that we had indefinitely delayed the construction of our premium-grade titanium sponge production facility in Hamilton, Mississippi. The indefinite delay was a triggering event for an asset impairment test. We reviewed the assets for recoverability and determined the assets were impaired. At the time, we had spent approximately $66.9 million related to the construction of this facility and had additional contractual commitments of approximately $7.8 million. We determined the fair value of the assets to be $5.8 million using a combination of a market approach and a cost approach. As a result, we recorded an asset and asset-related impairment of $68.9 million in December 2009. These assets were not placed into service, therefore no depreciation expense related to them has been recognized. The $7.8 million of additional contractual commitments is recorded within other accrued liabilities line in our Consolidated Balance Sheet.

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

Tax benefits related to uncertain tax provisions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Employee Benefit Plans.  Included in our accounting for defined benefit pension plans are assumptions on future discount rates, expected return on assets, and rate of future compensation changes. We consider current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term assumptions in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions or higher or lower withdrawal rates. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The rate was determined by taking into consideration a Dedicated Bond Portfolio model in order to select a discount rate that best matches the expected payment streams of the future payments. Under this model, a hypothetical bond portfolio is constructed with cash flows that are expected to settle in the same timeline as the benefit payment stream from the plans. The portfolio is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on those bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio. The discount rate used to determine our future benefit obligation was 6.15% and 6.70% at December 31, 2009 and 2008, respectively.

The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 6.15% used at December 31, 2009 would have the following effect on the defined benefit plans:

	−.25%	+.25%

Effect on total projected benefit obligation (PBO) (in millions)	$3.1	$(3.1)
Effect on subsequent years periodic pension expense (in millions)	$0.2	$(0.2)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an expected rate of return of 7.5% and 8.5% in 2009 and 2008, respectively. A one quarter percent change in the expected rate of return would have the following effect on the defined benefit plans:

	−.25%	+.25%

Effect on subsequent years periodic pension expense (in millions)	$0.2	$(0.2)

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2009 was as follows:

Investment category (in $000’s)	2009

U.S. government securities	$16,755
Corporate bonds	18,823
Equities	49,083
Short-term investment funds	3,680
Real estate funds	1,176
Other investments — Timberlands	1,539

Total	$91,056

The Company’s target asset allocation as of December 31, 2009 by asset category is as follows:

Investment Category	2009

Equity securities	55%
Debt securities and other short-term investments	43%
Cash	2%

Total	100%

Our investment policy for the defined benefit pension plans includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. Within these broad investment categories, our investment policy places certain restrictions on the types and amounts of plan investments. For example, no individual stock may account for more than 5% of total equities, no single corporate bond issuer rated below AA may equal more than 10% of the total bond portfolio, non-investment grade bonds may not exceed 10% of the total bond portfolio, and private equity and real estate investments may not exceed 8% of total plan assets.

The Company and a designated third-party fiduciary periodically review the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2010	$8.4	$2.5	$2.6
2011	8.6	2.8	2.9
2012	8.8	3.1	3.3
2013	8.8	3.2	3.4
2014	9.0	2.9	3.2
2015 to 2019	46.7	15.4	17.0

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

During the years ended December 31, 2009 and 2008, we made cash contributions totaling $2.6 million and $4.9 million, respectively, to our Company-sponsored pension plans. In light of current market conditions, we are currently assessing our future funding requirements. While we do not expect to have a minimum funding requirement during 2010, we will consider making a significant discretionary contribution of up to $10 million in stock, cash, or some combination thereof, during 2010 to maintain our desired funding status.

Environmental Liabilities.  We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During 2009, 2008, and 2007, the Company paid approximately $0.8 million, $1.5 million, and $1.8 million, respectively, against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Based on available information, we believe that our share of possible environmental-related costs is in a range from $0.9 million to $2.4 million in the aggregate. At December 31, 2009 and 2008, the amount accrued for future environmental-related costs was $1.5 million and $2.3 million, respectively. Of the total amount accrued at December 31, 2009, approximately $1.3 million is expected to be paid out within one year and is included in the other accrued liabilities line on our Consolidated Balance Sheet. The remaining $0.2 million is recorded within other noncurrent liabilities in our Consolidated Balance Sheet.

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

Interest Rate Risk

We had no outstanding borrowings at December 31, 2009; therefore we are not subject to material risks arising from the fluctuation of interest rates.

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

We had no foreign currency forward exchange contracts at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RTI International Metals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income and shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it calculates earnings per share under the two-class method in 2009.

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
February 22, 2010

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2009	2008	2007

Net sales	$407,978	$609,900	$626,799
Cost and expenses:
Cost of sales	352,167	442,626	418,671
Selling, general, and administrative expenses	63,490	77,762	65,317
Research, technical, and product development expenses	2,001	2,120	1,650
Asset and asset-related impairment	68,897	—	—
Goodwill impairment	8,699	—	—

Operating income (loss)	(87,276)	87,392	141,161
Other income (expense)	2,056	1,527	(2,134)
Interest income	1,511	3,262	4,764
Interest expense	(12,347)	(4,206)	(1,324)

Income (loss) before income taxes	(96,056)	87,975	142,467
Provision for (benefit from) income taxes	(28,817)	32,280	49,836

Net income (loss)	$(67,239)	$55,695	$92,631

Earnings (loss) per share:
Basic	$(2.67)	$2.42	$4.01

Diluted	$(2.67)	$2.41	$3.99

Weighted-average shares outstanding:
Basic	25,029,976	22,872,075	22,930,768

Diluted	25,029,976	22,987,503	23,154,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$56,216	$284,449
Short-term investments	65,042	—
Receivables, less allowance for doubtful accounts of $646 and $2,260	60,924	79,778
Inventories, net	266,887	274,330
Deferred income taxes	21,237	29,456
Other current assets	21,410	11,109

Total current assets	491,716	679,122
Property, plant, and equipment, net	252,301	271,062
Goodwill	41,068	47,984
Other intangible assets, net	14,299	13,196
Deferred income taxes	53,814	15,740
Other noncurrent assets	1,537	2,099

Total assets	$854,735	$1,029,203

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,193	$54,422
Accrued wages and other employee costs	9,796	20,452
Unearned revenues	21,832	22,352
Current portion of long-term debt	—	1,375
Current liability for post-retirement benefits	2,476	2,632
Current liability for pension benefits	140	121
Other accrued liabilities	30,518	18,167

Total current liabilities	103,955	119,521
Long-term debt	81	238,550
Noncurrent liability for post-retirement benefits	34,530	30,732
Noncurrent liability for pension benefits	28,102	26,535
Deferred income taxes	244	154
Other noncurrent liabilities	8,617	11,777

Total liabilities	175,529	427,269

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,724,351 and 23,688,010 shares issued; 30,010,998 and 23,004,136 shares outstanding	307	237
Additional paid-in capital	439,361	307,604
Treasury stock, at cost; 713,353 and 683,874 shares	(16,996)	(16,891)
Accumulated other comprehensive loss	(33,563)	(46,352)
Retained earnings	290,097	357,336

Total shareholders’ equity	679,206	601,934

Total liabilities and shareholders’ equity	$854,735	$1,029,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(67,239)	$55,695	$92,631
Adjustment for non-cash items:
Depreciation and amortization	21,163	20,201	15,712
Asset and asset-related impairment	68,897	—	—
Goodwill impairment	8,699	—	—
Deferred income taxes	(29,479)	(18,186)	(27,512)
Stock-based compensation	4,399	5,155	6,686
Excess tax benefits from stock-based compensation activity	(39)	(215)	(4,235)
Loss on disposal of property, plant, and equipment	127	2	506
Bad debt expense	194	1,722	(893)
Changes in assets and liabilities:
Receivables	20,679	13,972	(6,843)
Inventories	11,325	13,138	(50,985)
Accounts payable	8,785	(6,352)	10,659
Income taxes payable	(713)	644	(242)
Deferred revenue	(2,150)	4,690	561
Other current assets and liabilities	(17,338)	(6,972)	17,378
Other assets and liabilities	5,689	(535)	(7,785)

Cash provided by operating activities	32,999	82,959	45,638

INVESTING ACTIVITIES:

Proceeds from disposal of property, plant, and equipment	22	—	523
Purchase of short-term investments	(105,000)	—	(1,408)
Proceeds from maturity of short-term investments	40,000	—	—
Proceeds from sale of investments	—	—	86,442
Capital expenditures	(82,285)	(125,590)	(64,934)

Cash provided by (used in) investing activities	(147,263)	(125,590)	20,623

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	120	137	1,760
Borrowings on long-term debt	1,181	227,050	1,561
Repayments on long-term debt	(243,455)	(1,081)	(533)
Excess tax benefits from stock-based compensation activity	39	215	4,235
Purchase of common stock held in treasury	(105)	(9,090)	(2,516)
Proceeds from equity offering, net	127,423	—	—
Proceeds from government grants	—	2,842	—
Financing fees	(300)	(1,313)	(845)

Cash provided by (used in) financing activities	(115,097)	218,760	3,662
Effect of exchange rate changes on cash and cash equivalents	1,128	815	(2,444)

Increase (decrease) in cash and cash equivalents	(228,233)	176,944	67,479
Cash and cash equivalents at beginning of period	284,449	107,505	40,026

Cash and cash equivalents at end of period	$56,216	$284,449	$107,505

Supplemental cash flow information:
Cash paid for interest	$11,693	$4,076	$883

Cash paid for income taxes	$6,092	$61,705	$80,782

Non-cash investing and financing activities:
Issuance of Common Stock for restricted stock awards	$1,826	$3,125	$4,944

Capital lease obligations incurred	$—	$13	$137

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Shareholders’ Equity
(In thousands, except share and per share amounts, unless otherwise indicated)

						Accumulated Other
						Comprehensive Income
						(Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional				Available	Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	Derivative	For Sale	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Instruments	Investments	Liability	Translation	Total

Balance at December 31, 2006	22,972,025	$234	$289,448	$(5,285)	$209,010	$—	$—	$(33,410)	$2,184	$462,181
Net income	—	—	—	—	92,631	—	—	—	—	92,631
Foreign currency translation	—	—	—	—	—	—	—	—	7,821	7,821
Change in unrecognized losses and prior service costs related to pension and postretirement
benefit plans, net of tax	—	—	—	—	—	—	—	3,038	—	3,038

Comprehensive income										103,490
Shares issued for directors’ compensation	5,279	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	57,946	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	6,686	—	—	—	—	—	—	6,686
Treasury stock purchased at cost	(32,195)	—	—	(2,516)	—	—	—	—	—	(2,516)
Exercise of employee options	102,653	1	1,759	—	—	—	—	—	—	1,760
Tax benefits from stock-based compensation
activity	—	—	4,182	—	—	—	—	—	—	4,182

Balance at December 31, 2007	23,105,708	236	302,075	(7,801)	301,641	—	—	(30,372)	10,005	575,784
Net income	—	—	—	—	55,695	—	—	—	—	55,695
Foreign currency translation	—	—	—	—	—	—	—	—	(13,711)	(13,711)
Unrecognized losses on derivatives (interest
rate swaps), net of tax	—	—	—	—	—	(3,325)	—	—	—	(3,325)
Change in unrecognized losses and prior service costs related to pension and postretirement
benefit plans, net of tax	—	—	—	—	—	—	—	(8,949)	—	(8,949)

Comprehensive income										29,710
Shares issued for directors’ compensation	11,912	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	53,750	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	5,155	—	—	—	—	—	—	5,155
Treasury stock purchased at cost	(178,836)	—	—	(9,090)	—	—	—	—	—	(9,090)
Exercise of employee options	11,602	—	137	—	—	—	—	—	—	137
Tax benefits from stock-based compensation
activity	—	—	237	—	—	—	—	—	—	237

Balance at December 31, 2008	23,004,136	237	307,604	(16,891)	357,336	(3,325)	—	(39,321)	(3,706)	601,934
Net loss	—	—	—	—	(67,239)	—	—	—	—	(67,239)
Foreign currency translation	—	—	—	—	—	—	—	—	10,033	10,033
Unrecognized gains on investments, net of tax	—	—	—	—	—	—	42	—	—	42
Unrecognized gains on derivatives (interest
rate swaps), net of tax	—	—	—	—	—	516	—	—	—	516
Recognized losses on derivatives (interest rate
swaps), net of tax	—	—	—	—	—	2,809	—	—	—	2,809
Benefit plan amortization	—	—	—	—	—	—	—	(611)	—	(611)

Comprehensive income										(54,450)
Shares issued for directors’ compensation	35,911	—	—	—	—	—	—	—	—	—
Shares issued for performance share award plans	53	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	89,360	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,399	—	—	—	—	—	—	4,399
Shares issued for equity offering	6,900,000	69	127,647	—	—	—	—	—	—	127,716
Treasury stock purchased at cost	(6,823)	—	—	(105)	—	—	—	—	—	(105)
Exercise of employee options	11,070	—	120	—	—	—	—	—	—	120
Forfeiture of restricted stock awards	(22,709)	—	—	—	—	—	—	—	—	—
Tax benefits from stock-based compensation
activity	—	—	(409)	—	—	—	—	—	—	(409)

Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$—	$42	$(39,932)	$6,327	$679,206

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1—ORGANIZATION AND OPERATIONS:

The accompanying Consolidated Financial Statements of RTI International Metals, Inc. and its subsidiaries (the “Company” or “RTI”) include the financial position and results of operations for the Company.

The Company is a leading producer and global supplier of titanium mill products and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI”, and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

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

The Fabrication Group is comprised of companies with significant hard-metal expertise that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; Laval, Canada; and a representative office in China, the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

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

Fair value:

For certain of the Company’s financial instruments and account groupings, including cash, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, other accrued liabilities, and long-term debt, the carrying value approximates the fair value of these instruments and groupings.

The Financial Accounting Standards Board (“FASB”) defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data and which requires the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its cash equivalents.

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Listed below are the Company’s assets, and their fair values, that are measured at fair value on a recurring basis as of December 31, 2009.

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$56,216	$—	$—	$56,216
Short-term investments	65,042	—	—	65,042

Total	$121,258	$—	$—	$121,258

As of December 31, 2009 the Company had no liabilities that were measured at fair value on a recurring basis.

Listed below are the Company’s assets, and their fair values, that are measured and recorded on a non-recurring basis as of December 31, 2009, and the losses recorded during the year ended December 31, 2009 on those assets:

			Significant
		Quoted	Other	Significant	Total
	Net Carrying	Market	Observable	Unobservable	Losses for
	Value as of	Prices	Inputs	Inputs	Year Ended
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Goodwill (Energy Fabrication reporting unit)	$—	$—	$—	$—	$(8,699)
Sponge plant construction-related assets	5,763	—	—	5,763	(68,897)

Total	$5,763	$—	$—	$5,763	$(77,596)

The Company determined the fair value of goodwill at the Energy Fabrication reporting unit was zero using

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Level 3 inputs. For further information on the Company’s annual goodwill impairment test and the impairment of goodwill at its Energy Fabrication reporting unit, see the section titled “Goodwill and intangible assets” below. For further information on the Company’s asset and asset-related impairments, see Note 3 to the Company’s Consolidated Financial Statements.

Cash equivalents:

The Company considers all cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds.

Short-term investments:

Short-term investments are investments with an original maturity greater than three months. Short-term investments consist of investments in certificates of deposit and ultra short-term municipal bond funds.

December 31,
2009

Certificates of deposit	$45,000
Ultra short-term municipal bond funds	20,042

Total short-term investments	$65,042

The Company’s short-term investments, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of Other comprehensive income. The Company had unrealized gains of $42 on its short-term investments during the year ended December 31, 2009.

During both the six months ended June 30, 2009 and the nine months ended September 30, 2009, the Company classified $20.0 million and $40.0 million, respectively, of short-term investments in certificates of deposit with six month maturities as cash and cash equivalents. Under current accounting guidance, investments with original maturities of greater than three months are not to be classified as cash and cash equivalents. This resulted in an understatement of the Company’s cash used by investing activities and an overstatement in cash and cash equivalents by the same amounts, respectively, for those periods. These short-term investments, which totaled $45.0 million, were properly classified on the Consolidated Balance Sheet and the purchases of these short-term investments were properly classified in cash used by investing activities for the year ended December 31, 2009.

Receivables:

Receivables are carried at net realizable value. Estimates are made as to the Company’s ability to collect outstanding receivables, taking into consideration the amount, the customer’s financial condition, and the age of the debt. The Company ascertains the net realizable value of amounts owed and provides an allowance when collection becomes doubtful. Receivables are expected to be collected in the normal course of business and consisted of the following:

	December 31,
	2009	2008

Trade and commercial customers	$61,570	$82,038
Less: Allowance for doubtful accounts	(646)	(2,260)

Total receivables	$60,924	$79,778

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 64%

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

and 61% of the Company’s inventories as of December 31, 2009 and 2008, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. There was no LIFO decrement for the year ended December 31, 2009. The Company recorded a LIFO decrement of $3,631 for the year ended December 31, 2008.

Inventories consisted of the following:

	December 31,
	2009	2008

Raw materials and supplies	$145,062	$124,689
Work-in-process and finished goods	197,840	228,745
LIFO reserve	(76,015)	(79,104)

Total inventories	$266,887	$274,330

As of December 31, 2009 and 2008, the current cost of inventories exceeded their carrying value by $76,015 and $79,104, respectively. The Company’s FIFO inventory value approximates current costs.

Property, plant, and equipment:

The cost of property, plant, and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the years ended December 31, 2009 and 2008, the Company capitalized $644 and $125, respectively, of interest expense related to its major capital expansion projects.

Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2009	2008

Land	$5,647	$5,274
Buildings and improvements	70,183	63,775
Machinery and equipment	247,843	221,217
Computer hardware and software, furniture and fixtures, and other	53,004	49,302
Construction-in-progress	101,028	136,803

	$477,705	$476,371
Less: Accumulated depreciation	(225,404)	(205,309)

Total property, plant, and equipment, net	$252,301	$271,062

In December 2009, the Company indefinitely delayed the construction of its premium-grade titanium sponge facility in Hamilton, Mississippi. As a result, the Company recorded an asset and asset-related impairment of $68.9 million. The impaired assets were recorded in construction-in-progress at both December 31, 2009 and 2008. For further information on the Company’s asset and asset-related impairment, see Note 3 to the Consolidated Financial Statements.

In general, depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

$20,272, $19,218, and $14,764, respectively. Depreciation and amortization are generally recorded over the following useful lives:

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

The Company performs its goodwill impairment testing at the reporting unit level. The Company’s five reporting units, which are one level below its operating segments, where appropriate, are as follows: 1) the Titanium reporting unit; 2) the Fabrication reporting unit; 3) the Energy Fabrication reporting unit; 4) the U.S. Distribution reporting unit; and 5) the Europe Distribution reporting unit.

The carrying value of goodwill at the Company’s five reporting units as of the Company’s October 1, 2009 annual impairment test were as follows:

Goodwill

Titanium reporting unit	$2,548
Fabrication reporting unit	28,321
Energy Fabrication reporting unit	8,699
U.S. Distribution reporting unit	6,856
Europe Distribution reporting unit	2,977

Total Goodwill	$49,401

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

The fair value of the Company’s five reporting units is calculated by averaging the fair values determined using a discounted cash flow model and a market approach. A discounted cash flow model is based on historical and projected financial information and provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

the titanium and aerospace industries. The market valuation approach applies market multiples, such as EBITA and revenue multiples, developed from a set of peer group companies to each reporting unit to determine its fair value. The Company considered the use of a cost approach but determined such an approach was not appropriate.

Utilizing a discounted cash flow model, the Company estimates its cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall business conditions, sales volumes and prices, costs of production, and working capital changes. The Company considers historical experience and available information at the time the reporting units’ fair values are estimated. Discount rates were developed using a Weighted-Average Cost of Capital (“WACC”) methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and reporting unit specific risk factors.

The discount rates used in the Company’s October 1, 2009 annual impairment test were as follows:

Titanium reporting unit	12.0%
Fabrication reporting unit	14.0%
Energy Fabrication reporting unit	14.0%
U.S. Distribution reporting unit	13.0%
Europe Distribution reporting unit	13.0%

The discounted cash flow model used for the October 1, 2009 annual testing was consistent with the prior year’s annual test. Significant assumptions that changed from the prior year included overall decreases in operating profits and related cash flow projections due to the continued softness of the commercial aerospace and titanium markets. The Company reduced the Fabrication reporting unit’s cash flow projections approximately 10% from the prior year to reflect the near-term uncertainty in Boeing 787 Dreamliner® production, offset by a more stable long-term production outlook. Income projections for the U.S. Distribution reporting unit were reduced approximately 50% from the prior year to reflect declining market prices and the spot nature of sales by the U.S. Distribution reporting unit. These reductions were somewhat offset by working capital improvements, including savings from the closing of two of the reporting units facilities in 2009. Similarly, income projections for the Energy Fabrication reporting unit were reduced approximately 65% from the prior year to reflect a reduction in orders from its energy market customers due increased competition in the market, continued pricing pressure on the unit’s steel products, and the decrease in energy prices from their record highs in 2008. Discount rates for the current year were generally one percentage point higher than those used in the prior year to reflect the continuing softness and uncertainty in the titanium industry. The current year assumptions led to lower overall valuations of the Company’s five reporting units, but did not indicate a potential impairment for the Company’s reporting units, except for the Energy Fabrication reporting unit discussed below.

A summary of the excess of the fair value over the carrying value for each of the Company’s five reporting units for its October 1, 2009 annual impairment test is as follows:

Excess of Fair
Value over Carrying
Value

Titanium reporting unit	77%
Fabrication reporting unit	16%
Energy Fabrication reporting unit	N/A
U.S. Distribution reporting unit	8%
Europe Distribution reporting unit	52%

For the Fabrication reporting unit, a 2% increase in the discount rate, or a 15% decrease in expected operating

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

cash flows, would have indicated a potential impairment in its discounted cash flow analysis. For the U.S. Distribution reporting unit, a 1% increase in the discount rate, or a 5% decrease in expected operating cash flows, would have indicated a potential impairment in its discounted cash flow analysis.

The Company’s Energy Fabrication reporting unit has been significantly impacted by the decrease in the price of oil from its record highs in 2008, coupled with continued pricing pressures on steel products as well as further competition in this market that has led to a slowdown in the Company’s sales forecast to energy market customers. As a result, the Company’s step one valuation analysis indicated a potential impairment of goodwill. Under step two of the Company’s annual impairment test, the Company allocates the fair value calculated under step one to the reporting unit’s assets and liabilities and any unrecognized intangible assets. The remaining unallocated fair value of the reporting unit represents the implied fair value of the reporting unit’s goodwill. The difference between the carrying value and the implied fair value of the reporting unit’s goodwill is the amount of impairment. The Company’s step two impairment analysis indicated the carrying value of goodwill at the Company’s Energy Fabrication reporting unit was fully impaired. As such, the Company recorded an impairment charge of $8.7 million as of December 31, 2009.

There have been no impairments to date at the Company’s other reporting units; however, uncertainties or other factors that could result in a potential impairment in future periods may include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace programs the Company currently supplies, including the JSF program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test.

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2007, 2008 and 2009 was as follows:

	Titanium	Fabrication	Distribution	Total
	Group	Group	Group	Goodwill

December 31, 2007	$2,548	$38,388	$9,833	$50,769
Translation adjustment	—	(2,785)	—	(2,785)

December 31, 2008	2,548	35,603	9,833	47,984
Impairment	—	(8,699)	—	(8,699)
Translation adjustment	—	1,783	—	1,783

December 31, 2009	$2,548	$28,687	$9,833	$41,068

Intangibles.  Intangible assets consist of customer relationships as a result of the Company’s prior acquisitions. These finite-lived intangible assets, which were initially valued at fair value using an Income approach, are being amortized over 20 years. The Company believes that this approach is appropriate because it provides a fair value estimate based on the expected long-term cash flows associated with the revenues generated from these customer relationships. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Amortization expense related to intangible assets subject to amortization was $891, $983, and $948 for the years ended December 31, 2009, 2008, and 2007. Estimated annual amortization expense is expected to be approximately $969 in each of the next five successive years.

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31,

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

2007, 2008 and 2009. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2007, 2008 and 2009 was as follows:

Fabrication
Group

December 31, 2007	$17,476
Amortization	(983)
Translation adjustment	(3,297)

December 31, 2008	13,196
Amortization	(891)
Translation adjustment	1,994

December 31, 2009	$14,299

Other long-lived assets:

The Company evaluates the potential impairment of other long-lived assets including property, plant, and equipment when events or circumstances indicate that a change in value may have occurred. If the carrying value of the assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value. See Note 3 to Company’s Consolidated Financial Statements for a discussion of asset and asset-related impairments related to the indefinite delay of the Company’s sponge plant project.

Environmental:

The Company expenses environmental costs related to existing conditions from which no future benefit is determinable. Expenditures that enhance or extend the life of the asset are capitalized. The Company determines its liability for remediation on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

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

The Company uses the completed contract accounting method for long-term contracts which results in the deferral of costs. This amount is included in “Inventories” on the Consolidated Balance Sheets. This amount was $2,480 in 2009 and $5,033 in 2008. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Sales under the completed contract accounting method totaled $36,098, $57,633, and $47,187 in 2009, 2008, and 2007, respectively.

The Company recognizes revenue only upon the acceptance of a definitive agreement or purchase order and upon delivery in accordance with the delivery terms in the agreement or purchase order, and the price to the buyer is fixed and determinable and collection is reasonably assured.

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

Research and development:

Research and development costs are expensed as incurred. These costs amounted to $2,001, $2,120, and $1,650 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company accounts for its defined benefit pension plans in accordance with FASB’s authoritative guidance, which requires amounts recognized in the financial statements to be determined on an actuarial basis, rather than as contributions are made to the plan, and requires recognition of the funded status of the Company’s plans in its Consolidated Balance Sheet. In addition, it also requires actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been recognized to be recorded as a component of Accumulated Other Comprehensive Income.

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

The Company also sponsors another post-retirement plan covering certain employees. This plan provides health care benefits for eligible employees. These benefits are accounted for on an actuarial basis, rather than as benefits are paid.

The Company does not pre-fund post-retirement benefit costs, but rather pays claims as billed.

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

Tax benefits related to uncertain tax provisions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Foreign currencies:

For the Company’s foreign subsidiaries in the United Kingdom and France, whose functional currency is the U.S. Dollar, monetary assets and liabilities are remeasured at current rates, non-monetary assets and liabilities are remeasured at historical rates, and revenues and expenses are translated at average rates on a monthly basis throughout the year. Resulting differences from the remeasurement process are recognized in income and reported as other income.

The functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities are translated at year-end exchange rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are reported as a component of shareholders’ equity and are not included in income.

Transactions and balances denominated in currencies other than the functional currency of the transacting entity are remeasured at current rates when the transaction occurs and at each balance sheet date. Transaction gains and losses are included in net income for the period.

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

For further information on the Company’s derivative financial instruments, see Note 16 to the Company’s Consolidated Financial Statements.

Stock-based compensation:

Stock-based compensation is accounted for as required by the FASB’s authoritative guidance. The Company has applied the modified-prospective-transition method. Under the modified-prospective-transition method, compensation costs recognized during all years presented included: (a) compensation cost for all share-based payment arrangements granted but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original stock-based compensation guidance, and (b) compensation cost for all share-based payment arrangements granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the current stock-based compensation guidance. The Company utilizes a “graded vesting” approach to recognize compensation expense over the vesting period of the stock award. For employees who have reached retirement age, the Company recognizes compensation expense at the date of grant. For employees approaching retirement eligibility, the Company amortizes compensation expense over the period from the grant date through the retirement eligibility date.

Cash flows resulting from the windfall tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash inflows. For the years ended December 31, 2009, 2008, and 2007, operating cash flows were decreased and financing cash flows were increased by $39, $215 and $4,235 respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $4,399, $5,155, and $6,686 for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $1,320, $1,892, and $2,339 for the years ended December 31, 2009, 2008 and 2007, respectively. There was no compensation cost capitalized in inventory or fixed assets for the years ended December 31, 2009, 2008, and 2007.

New Accounting Standards:

In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. The revised guidance also establishes additional disclosure requirements related to the financial effects of a business combination. The revised guidance became effective as of January 1, 2009. The adoption of the revised guidance did not have an effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. The guidance became effective as of January 1, 2009. The adoption of the new guidance did not have an effect on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued authoritative guidance which provided for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new guidance became effective as of January 1, 2009. The additional disclosures required by the new guidance are included in Note 16 to the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued authoritative guidance which clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method. The new guidance became effective as of January 1, 2009, and required retrospective application. The adoption of the new guidance did not have a material impact on the Company’s Consolidated Financial Statements. See Note 4 to the Company’s Consolidated Financial Statements for further information on the new guidance and the impact of its retroactive application to the Company’s historical earnings per share.

In December 2008, the FASB issued revised authoritative guidance which requires additional disclosures about the plan assets of an employer’s defined benefit or other postretirement plan, to include investment policies and strategies; associated and concentrated risks; major asset categories and their fair values; inputs and valuation techniques used to measure fair-value of plan assets; and the net periodic benefit costs recognized for each annual period. The revised guidance is effective for reporting periods ending after December 15, 2009. The additional disclosures required by the new guidance are included in Note 7 to the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance became effective for interim reporting periods ending after June 15, 2009. The disclosures required by the new guidance are included Note 2 to the Company’s Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and disclosure of the date through which subsequent events have been evaluated. The new guidance became effective for interim reporting periods ending after June 15, 2009. The disclosures required by the new guidance are included in Note 18 to the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance that identifies the FASB Accounting Standards Codification (the “Codification”) as the sole source of U.S. GAAP recognized by the FASB. The Codification identifies only two levels of GAAP: authoritative and nonauthoritative. The new guidance became effective for interim periods ending after September 15, 2009. The Company is utilizing the plain-English method for disclosures when referencing accounting standards. The adoption of Codification did not have a material impact on the Company’s Consolidated Financial Statements.

Note 3—	ASSET AND ASSET-RELATED IMPAIRMENTS:

In December 2009, the Company announced that it had indefinitely delayed the construction of its premium-grade titanium sponge production facility in Hamilton, Mississippi. The indefinite delay was identified as a triggering event for an asset impairment test. The Company reviewed the assets for recoverability and determined the assets were impaired. At the time, the Company had spent approximately $66.9 million related to the construction of this facility and had additional contractual commitments of approximately $7.8 million. The Company determined the fair value of the assets to be $5.8 million using a combination of a market approach and a cost approach. As a result, the Company recorded an asset and asset-related impairment of $68.9 million in December 2009. These assets were not placed into service, therefore no depreciation expense related to them has been recognized. The $7.8 million of additional contractual commitments is recorded within other accrued liabilities in the Company’s Consolidated Balance Sheet.

Note 4—	EARNINGS PER SHARE:

Earnings per share amounts for each period are presented in accordance with the FASB’s authoritative guidance which requires the presentation of basic and diluted earnings per share. Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

In June 2008, the FASB amended the existing guidance for determining whether certain instruments were participating securities under the existing guidance. The new guidance clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method. The new guidance was effective for the Company’s fiscal year beginning January 1, 2009 and was to be applied retrospectively. The Company’s restricted stock awards are considered participating securities under the new guidance. The adoption of the new guidance reduced basic EPS by $0.02 and $0.03 for the years ended December 31, 2008 and 2007, respectively, and reduced diluted EPS by $0.01 for both of the years ended December 31, 2008 and 2007.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Years Ended December 31,
	2009	2008	2007

Numerator:
Net income (loss)	$(67,239)	$55,695	$92,631
Denominator:
Basic weighted-average shares outstanding	25,029,976	22,872,075	22,930,768
Effect of dilutive shares	—	115,428	223,426

Diluted weighted-average shares outstanding	25,029,976	22,987,503	23,154,194

Earnings (loss) per share:
Basic	$(2.67)	$2.42	$4.01
Diluted	$(2.67)	$2.41	$3.99

For the years ended December 31, 2009, 2008 and 2007, options to purchase 495,766, 192,724 and 58,185 shares of Common Stock, at an average price of $31.30, $57.79 and $77.57, respectively, have been excluded from the calculations of diluted earnings per share because their effects were antidilutive.

Note 5—	INCOME TAXES:

The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense (benefit):

	December 31, 2009			December 31, 2008			December 31, 2007
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$(2,270)	$(21,388)	$(23,658)	$42,189	$(10,100)	$32,089	$64,873	$(19,007)	$45,866
State	967	(944)	23	5,445	(3,474)	1,971	9,460	(1,767)	7,693
Foreign	1,965	(7,147)	(5,182)	2,832	(4,612)	(1,780)	3,015	(6,738)	(3,723)

Total	$662	$(29,479)	$(28,817)	$50,466	$(18,186)	$32,280	$77,348	$(27,512)	$49,836

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2009	2008	2007

United States	$(74,039)	$103,045	$157,558
Foreign	(22,017)	(15,070)	(15,091)

	$(96,056)	$87,975	$142,467

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2009	2008	2007

Statutory rate of 35% applied to income (loss) before income taxes	$(33,620)	$30,791	$49,864
State income taxes, net of federal tax effects	(66)	1,017	5,543
Adjustments of tax reserves and prior years’ income taxes	2,619	950	(464)
Effects of foreign operations	1,539	1,439	(614)
Manufacturing deduction	—	(2,161)	(3,612)
Other	711	244	(881)

Total provision	$(28,817)	$32,280	$49,836

Effective tax rate	30.0%	36.7%	35.0%

The effective tax rate in 2009 was less than the 35% U.S. federal tax rate principally due to an increase in unrecognized tax benefits and the effects of foreign operations. The effective tax rate in 2008 was greater than the 35% U.S. federal tax rate principally due to the effects of state and foreign income taxes offset by the benefit of the manufacturing deduction. Because we generated a net operating loss for tax purposes, we do not qualify for the manufacturing deduction in 2009.

The increase in the effective tax rate in 2008 compared to 2007 was primarily the result of changes in the relative mix of U.S. and foreign income, an absence of tax exempt investment income in 2008 that was present in 2007, and an increase in unrecognized tax benefits.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2009	2008

Deferred tax assets:
Inventories	$9,091	$18,619
Postretirement benefit costs	15,613	13,326
Employment costs	7,654	7,802
Duty drawback claims	2,052	2,310
Canadian tax loss carryforwards (expiring 2014 through 2029)	19,368	9,453
Pension costs	6,917	3,053
Interest rate swap	—	2,244
Unrealized foreign exchange loss	—	1,032
Start-up costs	6,606	1,232
Asset and asset-related impairment	24,890	—
Other	4,928	3,179

Total deferred tax assets	97,119	62,250
Valuation Allowance	(4,066)	(1,032)

Net deferred tax assets	93,053	61,218
Deferred tax liabilities:
Property, plant and equipment	(14,140)	(9,996)
Intangible assets	(3,045)	(5,693)
Unrealized foreign exchange gain	(690)	—
Other	(379)	(487)

Total deferred tax liabilities	(18,254)	(16,176)

Net deferred tax asset	$74,799	$45,042

The valuation allowance at December 31, 2009 is entirely attributable to the state deferred tax asset pertaining to the asset and asset-related impairment.

The Company recognizes the deferred tax impact of the unrealized foreign exchange gain or loss on a US dollar denominated intercompany debt with its Canadian subsidiary in Other Comprehensive Income. At December 31, 2008, there was an unrealized foreign exchange loss which would be treated as a capital loss under Canadian tax law. Because the company did not anticipate that its Canadian subsidiary would generate sufficient capital gain income to realize a tax benefit of this loss, it recognized a full valuation allowance for the related deferred tax asset of $1.0 million in Other Comprehensive Income. Due to fluctuations in the exchange rate, the previous unrealized foreign exchange loss became an unrealized foreign exchange gain resulting in a net deferred tax liability of $0.7 million at December 31, 2009. Accordingly, the valuation allowance provided at December 31, 2008 was no longer necessary and was released to Other Comprehensive Income.

The Company’s Canadian subsidiary has generated losses over the past several years. Although recent losses generally indicate a risk that tax carryforwards may be impaired, management believes firm sales contracts, including a $1 billion supply contract with a major aerospace manufacturer that will be substantially sourced from its Canadian subsidiary, will generate sufficient taxable income to permit utilization of the loss carryforwards. The magnitude of the firm contracts, certain favorable contract terms that mitigate the risk of raw material price

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

fluctuations, and the length of time over which the losses are available to offset future income has led management to conclude that it is more likely than not that sufficient taxable income will exist in future periods to realize the subsidiary’s net deferred tax asset of $13.9 million. Management regularly reevaluates assumptions underlying this assessment and will make adjustments in future periods to the extent necessary.

As a result of its cumulative historical earnings, the Company continues to believe it is more likely than not that the remaining net domestic deferred tax asset of $60.7 million at December 31, 2009 will be realized.

A reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2009 is as follows:

	Unrecognized Tax
	Benefits
	2009	2008	2007

Gross balance at January 1	$3,250	$2,481	$2,075
Prior period tax positions
Increases	1,952	9	1
Decreases	(174)	(160)	(1,175)
Lapse of Statute	(561)	—	—
Current period tax positions	1,110	920	1,580

Gross balance at December 31	$5,577	$3,250	$2,481

Amount that would affect the effective tax rate if recognized	$5,278	$3,095	$2,311

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statement of Operations for fiscal years 2009, 2008, and 2007, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2009, 2008 and 2007 were not material.

The Company’s U.S. Federal income tax returns for 2005 and prior are closed to examination; however, to the extent that the Company elects to carryback its current year loss pursuant to recently enacted legislation, tax years 2004 and 2005 may remain open to adjustment. For the Company’s Canadian subsidiary, tax years 2004 and prior are closed to examination. The Company is currently under examination by the Internal Revenue Service for tax years 2006 through 2008 and the Company’s Canadian subsidiary is currently under examination by the Canadian tax authorities for tax years 2006 and 2007.

The Company’s unrecognized tax benefits principally relate to the sale of products and provision of services by the U.S. companies to their foreign affiliates. Such previously unrecognized tax benefits may be adjusted within the next twelve months based upon the completion of the examinations and as additional data becomes available to permit an update of the Company’s most recently completed transfer pricing study. Because of the previously mentioned five year net operating loss carryback provision, it is not possible to estimate a range of change that may occur in the next twelve months as a result of these events.

Note 6—OTHER INCOME (EXPENSE):

Other income (expense) for the years ended December 31, 2009, 2008 and 2007 was $2,056, $1,527, and $(2,134) respectively. Other income (expense) consists primarily of foreign exchange gains and losses from the Company’s international operations and fair value adjustments related to the Company’s foreign currency forward contracts. Also included in other income (expense) in 2007 was a gain of $1,000 from the settlement of litigation against a former material supplier. See Note 16 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s use of foreign currency forward contracts.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 7—EMPLOYEE BENEFIT PLANS:

The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participant’s years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other Company employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2009, 2008, and 2007, expenses related to 401(k) plans were approximately $1,324, $1,204, and $881, respectively.

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

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2009	2008	2009	2008

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$109,187	$119,872	$33,364	$33,679
Service cost	1,591	1,941	511	517
Interest cost	7,046	7,130	2,138	2,022
Actuarial (gain) loss	9,229	(7,235)	2,947	(1,394)
Amendment	—	1,414	—	—
Benefits paid	(7,755)	(13,935)	(2,936)	(2,452)
Plan participants’ contributions	—	—	827	846
Medicare retiree drug subsidy received	—	—	155	146

Projected benefit obligation at end of year	$119,298	$109,187	$37,006	$33,364

Change in plan assets:
Fair value of plan assets at beginning of year	$82,531	$105,384	$—	$—
Actual return on plan assets	13,680	(19,798)	—	—
Employer contributions	2,600	10,841	1,954	1,592
Medicare retiree drug subsidy received	—	—	155	146
Reimbursement to trust	—	39	—	—
Plan participants’ contributions	—	—	827	846
Benefits paid	(7,755)	(13,935)	(2,936)	(2,584)

Fair value of plan assets at end of year	$91,056	$82,531	$—	$—

Funded status	$(28,242)	$(26,656)	$(37,006)	$(33,364)

Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liabilities	$(140)	$(121)	$(2,476)	$(2,632)
Noncurrent liabilities	(28,102)	(26,535)	(34,530)	(30,732)

Net amount recognized	$(28,242)	$(26,656)	$(37,006)	$(33,364)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Amounts recognized in accumulated other comprehensive income consisted of:

	December 31,		December 31,
	2009	2008	2009	2008

Net actuarial loss (gain)	$56,887	$55,543	$5,544	$(1,715)
Prior service cost	2,384	3,220	1,364	6,758

Total, before tax effect	$59,271	$58,763	$6,908	$5,043

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.15%	6.70%	6.15%	6.70%
Rate of increase to compensation levels	3.80%	3.80%	N/A	N/A
Measurement date	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	6.70%	6.25%	6.70%	6.25%
Expected long-term return on plan assets	7.50%	8.50%	N/A	N/A
Rate of increase to compensation levels	3.80%	3.80%	N/A	N/A

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

A one quarter percent change in the expected rate of return on plan assets would have the following effect on the defined benefit plan:

	−.25%		+.25%

Effect on subsequent years periodic pension expense (in millions)	+$	0.2	−$	0.2

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A one-quarter percentage point change in the discount rate of 6.15% used at December 31, 2009 would have the following effect on the defined benefit plans:

	−0.25%		+0.25%

Effect on total projected benefit obligation (PBO) (in millions)	+$	3.1	−$	3.1
Effect on subsequent years periodic pension expense (in millions)	+$	0.2	−$	0.2

The components of net periodic pension and post-retirement benefit cost were as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2009	2008	2007	2009	2008	2007

Service cost	$1,591	$1,941	$2,014	$511	$517	$484
Interest cost	7,046	7,130	6,913	2,138	2,022	2,030
Expected return on plan assets	(7,717)	(8,874)	(8,076)	—	—	—
Prior service cost amortization	836	824	693	1,214	1,214	1,214
Amortization of actuarial loss	1,921	2,148	2,226	—	—	—
Settlement charges	—	2,044	—	—	—	—

Net periodic benefit cost	$3,677	$5,213	$3,770	$3,863	$3,753	$3,728

During 2008, the Company recorded a non-cash settlement charge of $2,044 related to lump sum distributions associated with two former executives who retired in 2007.

The Company estimates that pension expense for the year ended December 31, 2010 will include expense of $3,332, resulting from the amortization of its related accumulated actuarial loss and prior service cost included in accumulated other comprehensive income at December 31, 2009.

The Company estimates that other post-retirement benefit expense for the year ended December 31, 2010 will include expense of $1,214, resulting from the amortization of its prior service costs included in accumulated other comprehensive income at December 31, 2009.

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2009 was as follows:

Investment category (in $000’s)	2009

U.S. government securities	$16,755
Corporate bonds	18,823
Equities	49,083
Short-term investment funds	3,680
Real estate funds	1,176
Other investments — Timberlands	1,539

Total	$91,056

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s target asset allocation as of December 31, 2009 by asset category is as follows:

Investment Category	2009

Equity securities	55%
Debt and other short-term investments	43%
Cash	2%

Total	100%

The Company’s investment policy for the defined benefit pension plan includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges, shown above, by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. Within these broad investment categories, our investment policy places certain restrictions on the types and amounts of plan investments. For example, no individual stock may account for more than 5% of total equities, no single corporate bond issuer rated below AA may equal more than 10% of the total bond portfolio, non-investment grade bonds may not exceed 10% of the total bond portfolio, and private equity and real estate investments may not exceed 8% of total plan assets.

The Company and a designated third-party fiduciary periodically review the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

The Company uses appropriate valuation techniques based on the available inputs to measure the fair value of plan investments. When available, the Company measures the fair value using Level 1 inputs as they generally provide the most reliable evidence of fair value. When Level 1 and Level 2 inputs are not available, the Company uses Level 3 inputs to fair value its plan assets. A summary of the plan investments, their fair value and their level within the fair value hierarchy is presented below:

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. government securities	$—	$16,755	$—	$16,755
Corporate bonds	—	18,823	—	18,823
Equities	—	47,194	1,889	49,083
Short-term investment funds	3,680	—	—	3,680
Real estate funds	—	—	1,176	1,176
Other investments — Timberlands	—	—	1,539	1,539

Total assets	$3,680	$82,772	$4,604	$91,056

Level 1 Fair Value Measurements:

Short-term Investment Funds — Short-term Investment Funds are carried at the reported net asset values.

Level 2 Fair Value Measurements:

Corporate Bonds and U.S. Government Securities — The Plans hold certain U.S. government securities and corporate bonds in a limited partnership with the assets of other plan sponsors. The fair values of these securities are based upon quoted market prices adjusted for the fact they are carried in a limited partnership.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Equities — The Plans hold common stocks in a limited partnership with the assets of other plan sponsors. The fair values of these common stocks are based upon quoted market prices adjusted for the fact they are carried in a limited partnership.

Level 3 Fair Value Measurements:

Common Stock (Private Equity Funds) and Real Estate Funds — The fair value of private equity funds and real estate funds are determined by the fair value of the underlying investments in the funds plus working capital adjusted for liabilities, currency translation and estimated performance incentives. Various methods of determining the fair value of the underlying assets in each fund are used that may include, but are not limited to, expected cash flows, multiples of earnings, discounted cash flow models, direct capitalization analyses, third-party appraisals and other market-based information. Valuations are reviewed utilizing available market data to determine whether or not any fair value adjustments are necessary.

Timberlands — The value of the Timberlands investment is based upon the appraised value of the Timberlands plus net working capital. It is based upon inventory obtained pursuant to a review of this inventory at the time of acquisition, updated periodically based upon a cash projection model for a 50-year period using real prices and a real discount rate based upon current market activity. Valuations are reviewed utilizing industry information to determine whether or not any fair value adjustments are necessary.

The following table provides further details of the Level 3 fair value measurements using significant unobservable input:

	Private	Real Estate
	Equity Funds	Funds	Timberlands	Total

Beginning balance	$1,565	$1,408	$456	$3,429
Realized gains/losses	1	22	—	23
Unrealized gain/losses relating to investments still held at December 31, 2009	93	(627)	38	(496)
Purchases, sales, issuances, and settlements-net	230	373	1,045	1,648

Ending Balance	$1,889	$1,176	$1,539	$4,604

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2010	$8,419	$2,476	$2,644
2011	8,566	2,765	2,949
2012	8,752	3,055	3,258
2013	8,801	3,222	3,445
2014	8,989	2,927	3,174
2015 to 2019	46,692	15,389	16,972

The Company contributed $2.6 million and $4.9 million to its qualified defined benefit pension plans in 2009 and 2008, respectively. In light of the current market conditions, the Company is currently assessing its future funding requirements. While the Company does not expect to have a minimum funding requirement during 2010, it will consider making a significant discretionary contribution of up to $10 million, in stock, cash, or some combination thereof, during 2010 to maintain its desired funding status.

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

Employee Stock Purchase Plan.  At the Company’s 2009 Annual Meeting of Shareholder, its shareholders approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employee participants to purchase shares of the Company’s Common Stock through payroll deductions. Employees purchase shares in each quarterly purchase period at a 5% discount to the fair market value of the Company’s Common Stock on the valuation date. Under current accounting guidance, the ESPP qualifies as a non-compensatory plan.

As of December 31, 2009, the Company had reserved 2.0 million shares of our Common Stock for future issuance under the ESPP.

Note 8—	LEASES:

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $4,584, $4,570, and $3,513 in the years ended December 31, 2009, 2008, and 2007, respectively. Amounts recognized as capital lease obligations are reported in long-term debt in the Consolidated Balance Sheet.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s future minimum commitments under operating and capital leases for years after 2009 are as follows:

	Operating	Capital

2010	3,993	17
2011	3,075	12
2012	2,675	4
2013	1,809	—
2014	1,201	—
Thereafter	3,258	—

Total lease payments	$16,011	33

Less: Interest portion		(2)

Amount recognized as capital lease obligations		$31

Note 9—	UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $21,832 and $22,352 as of December 31, 2009 and 2008, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, for which the Company has not recognized revenues.

Note 10—	TRANSACTIONS WITH RELATED PARTIES:

The Company did not enter into any significant related-party transactions during the years ended December 31, 2009, 2008, and 2007.

Note 11—	SEGMENT REPORTING:

The FASB defines operating segments as components of an enterprise that are regularly evaluated by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Vice Chairman, President, and Chief Executive Officer. The Company has three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Years Ended December 31,
	2009	2008	2007

Net sales:
Titanium Group	$107,622	$202,024	$253,130
Intersegment sales	121,664	151,910	181,200

Total Titanium Group net sales	229,286	353,934	434,330

Fabrication Group	106,231	146,816	131,961
Intersegment sales	57,378	79,027	71,664

Total Fabrication Group net sales	163,609	225,843	203,625

Distribution Group	194,125	261,060	241,708
Intersegment sales	2,230	2,628	4,349

Total Distribution Group net sales	196,355	263,688	246,057

Eliminations	(181,272)	(233,565)	(257,213)

Total consolidated net sales	$407,978	$609,900	$626,799

Operating income (loss):
Titanium Group before corporate allocations	$(57,849)	$76,883	$113,469
Corporate allocations	(10,236)	(15,123)	(10,886)

Total Titanium Group operating income (loss)	(68,085)	61,760	102,583

Fabrication Group before corporate allocations	(16,796)	12,781	12,351
Corporate allocations	(9,533)	(10,744)	(8,840)

Total Fabrication Group operating income (loss)	(26,329)	2,037	3,511

Distribution Group before corporate allocations	14,716	32,561	41,716
Corporate allocations	(7,578)	(8,966)	(6,649)

Total Distribution Group operating income	7,138	23,595	35,067

Total consolidated operating income (loss)	$(87,276)	$87,392	$141,161

Income (loss) before income taxes:
Titanium Group	$(68,503)	$64,814	$105,176
Fabrication Group	(35,179)	(1,036)	1,832
Distribution Group	7,626	24,197	35,459

Total consolidated income (loss) before income taxes	$(96,056)	$87,975	$142,467

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2009	2008	2007

Revenue by Market Information:
Titanium Group
Commercial aerospace	$46,309	$123,904	$153,834
Defense	43,109	60,829	62,937
Industrial and consumer	18,204	17,291	36,359

Total Titanium Group net sales	107,622	202,024	253,130
Fabrication Group
Commercial aerospace	40,212	55,691	49,885
Defense	29,209	28,193	31,491
Industrial and consumer	36,810	62,932	50,585

Total Fabrication net sales	106,231	146,816	131,961
Distribution Group
Commercial aerospace	93,250	126,116	109,162
Defense	92,080	116,838	112,857
Industrial and consumer	8,795	18,106	19,689

Total Distribution Group net sales	194,125	261,060	241,708

Total consolidated net sales	$407,978	$609,900	$626,799

Geographic location of trade sales:
United States	$261,300	$418,658	$466,307
France	49,475	62,929	43,085
England	34,100	39,084	40,566
Germany	27,246	26,143	27,599
Canada	14,074	20,221	14,896
Spain	6,510	6,627	5,446
Italy	4,335	5,997	6,281
Japan	1,657	11,894	5,475
Other countries	9,281	18,347	17,144

Total trade sales	$407,978	$609,900	$626,799

Capital expenditures:
Titanium Group	$72,583	$107,157	$39,599
Fabrication Group	9,243	17,410	24,447
Distribution Group	459	1,023	888

Total capital expenditures	$82,285	$125,590	$64,934

Depreciation and amortization:
Titanium Group	$12,694	$11,624	$9,539
Fabrication Group	7,636	7,736	5,551
Distribution Group	833	841	622

Total depreciation and amortization	$21,163	$20,201	$15,712

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2009	2008	2007

Property, plant, and equipment:
United States	$409,121	$418,135	$291,101
England	4,791	4,761	3,930
France	1,470	1,437	1,253
Canada	62,323	52,038	54,322
Less: Accumulated depreciation	(225,404)	(205,309)	(193,251)

Property, plant, and equipment, net	$252,301	$271,062	$157,355

Total assets:
Titanium Group	$365,725	$374,999	$281,238
Fabrication Group	239,847	224,534	226,445
Distribution Group	140,666	155,838	145,953
General corporate assets	108,497	273,832	101,648

Total consolidated assets	$854,735	$1,029,203	$755,284

In the years ended December 31, 2009, 2008, and 2007, export sales were $146,678, $191,242, and $160,492, respectively, principally to customers in Western Europe.

Substantially all of the Company’s sales and operating revenues are generated from its North American and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. In the three years ended December 31, 2009, no single customer accounted for as much as 10% of consolidated sales, although Boeing, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products.

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

Tronox LLC Litigation

In connection with its now idled plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, in 2008, a subsidiary of the Company entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride (“TiCl4”), the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009. On September 23, 2009, a subsidiary of the Company filed a complaint in the United States Bankruptcy Court for the Southern District of New York against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, and on February 9, 2010 the Bankruptcy Court issued an order granting the motion. The Company’s subsidiary has appealed the order, as it believes that its claims seeking termination and/or rescission of the supply

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

agreement and companion ground lease on grounds of breach of warranty, nondisclosure, mistake and breach of duty of good faith and fair dealing are meritorious; however, due to the inherent uncertainties of litigation and because of the pending appeal, the ultimate outcome of the matter is uncertain. Pending the outcome of this litigation, management estimates that additional future contractual expenses could range from zero to approximately $36 million.

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

Concurrent with the U.S. Customs investigation, the Company performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, the Company recorded charges totaling $8.0 million to Cost of Sales through December 31, 2008. The Company recorded additional charges totaling $2.5 million, during the twelve months ended December 31, 2009. The 2009 charges resulted from the receipt of formal notice from U.S. Customs in June 2009 indicating that they had denied certain of the Company’s previously filed duty drawback claims which were not previously accrued. The 2009 charges represented 100% of the denied claims. While the Company has formally protested the denial of these claims, the inherent risks and uncertainties of the protest process make it advisable to accrue the full value of the denied claims.

These abovementioned charges represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2008, the Company repaid to U.S. Customs $1.1 million for invalid claims. The Company made additional repayments totaling $2.9 million during the twelve months ended December 31, 2009. As a result of these payments, the Company’s liability totaled $5.5 million as of December 31, 2009. While the Company’s internal investigation into these claims is complete, there is not a timetable of which it is aware for when U.S. Customs will conclude its investigation.

While the ultimate outcome of the U.S. Customs investigation is not yet known, the Company believes there is an additional possible risk of loss between $0 and $3.0 million based on current facts, exclusive of additional amounts imposed for interest, which cannot be quantified at this time. This possible risk of future loss relates primarily to indirect duty drawback claims filed with U.S. Customs by several of the Company’s customers as the ultimate exporter of record in which the Company shared in a portion of the revenue.

Additionally, the Company is exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, the Company received formal pre-penalty notices from U.S. Customs imposing penalties in the

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

amount of $1.7 million. While the Company has the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, the Company has accrued the full amount of the penalties as of December 31, 2009.

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2009, 2008, and 2007 the Company spent approximately $792, $1,513, and $1,842, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $913 to $2,385 in the aggregate. At December 31, 2009 and 2008, the amounts accrued for future environmental-related costs were $1,546 and $2,259 respectively. Of the total amount accrued at December 31, 2009, $1,310 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $236 is recorded within other noncurrent liabilities in the Company’s Consolidated Balance Sheet.

The following table summarizes the changes in the Company’s environmental liabilities for the year ended December 31, 2009:

Environmental
Liabilities

Balance at December 31, 2008	$(2,259)
Environmental-related expense	(79)
Cash paid	792

Balance at December 31, 2009	$(1,546)

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Active Investigative or Cleanup Sites.  The Company is involved in investigative or cleanup projects at certain waste disposal sites including those discussed below.

Ashtabula River.  The Ashtabula River Partnership, a group of public and private entities including, among others, the Company, the Environmental Protection Agency (“EPA”), the Ohio EPA, and the U.S. Army Corps of Engineers (“USACE”), was formed to bring about the navigational dredging and environmental restoration of the Ashtabula River. Phase I, an EPA Great Lakes Legacy Act project that removed approximately 80% of the contaminated sediment, was completed in October 2007. In January 2008, USACE announced it would remove the 20% in the remaining downstream portion of the project under the Water Resources Development Act, which was

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

completed June 2008. Remediation on this project was completed in 2009 and most of the restoration work will be substantially completed in 2010.

Reserve Environmental Services Landfill.  In 1998, the Company and eight others entered into a Settlement Agreement regarding a closed landfill near Ashtabula, Ohio known as Reserve Environmental Services (“RES”). In 2004, the EPA issued a consent decree to RES and the final design was completed in 2008. Cleanup work was largely completed in 2009.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows or the financial position of the Company.

Note 13—	EQUITY OFFERING:

On September 11, 2009, the Company completed a public equity offering of 6.9 million shares of its Common Stock, which included an increase in the size of the offering from 5.0 million to 6.0 million shares and the exercise of the over-allotment option of 0.9 million shares, at $19.50 per share. The offering raised $134.6 million before offering costs. After the underwriters’ discounts and other expenses of the offering, the Company received net proceeds totaling $127.4 million which were recorded in Shareholders’ Equity. The Company used the proceeds of the offering, in addition to its cash and cash equivalents on hand, to repay all amounts outstanding under its $225 million senior term loan (the “Term Loan”), the $13.1 million outstanding under its credit facility between RTI Claro and National City Bank’s Canada Branch (the “Canadian Facility”), and the $4.5 million outstanding on its Canadian interest-free loan agreement.

Note 14—	LONG-TERM DEBT:

Long-term debt consisted of the following:

	December 31,
	2009	2008

RTI term loan	$—	$225,000
RTI Claro credit agreement	—	11,792
Interest-free loan agreement — Canada	—	2,995
Other	81	138

Total debt	$81	$239,925
Less: Current portion	—	(1,375)

Long-term debt	$81	$238,550

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

The Company maintains a $200 million revolving credit facility under its Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, the Company

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

pays a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement. At December 31, 2009, the Company had no borrowings outstanding under the Credit Agreement.

On September 18, 2009, following the repayment of all amounts outstanding under the Term Loan, the Canadian Facility, and the Company’s Canadian interest-free loan agreement, the Company completed the first amendment (the “Amendment”) to its Credit Agreement. The Amendment provides the Company with additional flexibility for the next four quarters on the Interest Coverage Ratio covenant of the Credit Agreement by excluding the interest paid under the Term Loan and the Canadian Facility from the calculation and provides additional flexibility on the Net Debt to EBITDA Ratio covenant by permitting certain charges to be added back to net income for the purpose of determining EBITDA. The Amendment also increased the margin added to both the base interest rate and the LIBOR interest rate and increased the facility fee. There were no additional changes to the covenants under the Credit Agreement.

Note 15—	STOCK OPTIONS AND RESTRICTED STOCK AWARD PLANS:

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

The fair value of stock options granted over the past three years under the 2004 Plan and the predecessor plans was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

	2009	2008	2007

Risk-free interest rate	1.85%	2.81%	4.67%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	4.0	4.0	5.0
Expected volatility	58.00%	41.00%	42.00%

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the status of the Company’s stock options as of December 31, 2009 and the activity during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (Years)	Value

Outstanding at December 31, 2008	352,680	$38.90
Granted	170,430	13.88
Forfeited	(25,888)	23.26
Expired	(10,571)	48.90
Exercised	(11,070)	10.83

Outstanding at December 31, 2009	475,581	$31.22	6.72	$3,049

Exercisable at December 31, 2009	271,338	$34.74	5.21	$1,355

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007 was $6.37, $18.26, and $33.40, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $109, $400, and $6,839, respectively. As of December 31, 2009, total unrecognized compensation cost related to nonvested stock option awards granted was $585. That cost is expected to be recognized over a weighted-average period of approximately 11 months.

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2009, 2008, and 2007 was $14.57, $47.59, and $78.19, respectively.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2009 and the activity during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Awards	Shares	Per Share

Nonvested at December 31, 2008	161,669	$51.35
Granted	125,271	14.57
Vested	(92,844)	49.00
Forfeited	(22,709)	31.77

Nonvested at December 31, 2009	171,387	$28.34

As of December 31, 2009, total unrecognized compensation cost related to nonvested restricted stock awards granted was $1,592. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of restricted stock awards vested during the years ended December 31, 2009, 2008, and 2007 was $3,324, $1,388, and $8,295, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008, and 2007 was $120, $137, and $1,760, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2009, 2008, and 2007 was $105, $95, and $2,516, respectively. The actual tax benefit (expense) realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

$(409), $237, and $4,182 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company has elected to adopt the short-cut transition method for determining the windfall tax benefits related to share-based payment awards.

Performance Share Awards

The Company also maintains a performance share award for executive officers and certain key managers. The purpose of the performance share awards is to more closely align the compensation of the Company’s executives and key managers with the interests of the Company’s shareholders. These performance share awards will earn shares of the Company’s Common Stock in amounts ranging from 0% to 200% of the target number of shares based upon the total shareholder return of the Company compared to a designated peer group over a pre-determined performance period.

A summary of the Company’s performance share activity during the twelve months ended December 31, 2009 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Activity	Eligible to Receive

Oustanding at December 31, 2008	28,500	57,000
Granted	85,730	171,460
Vested	(500)	(1,000)
Expired	(24,400)	(48,800)
Forfeited	(15,950)	(31,900)

Outstanding at December 31, 2009	73,380	146,760

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying market conditions and the resulting fair value of the award. The four primary inputs for the Monte Carlo model are the risk-free rate, expected dividend yield, volatility of returns, and correlation of returns. The weighted-average grant-date fair value of performance shares awarded during the twelve months ended December 31, 2009 was $20.65.

Note 16—	FINANCIAL INSTRUMENTS:

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

On November 16, 2009, the Company settled its remaining foreign currency forward contracts. These instruments were used to manage foreign currency exposure related to equipment purchases associated with the Company’s ongoing capital expansion project in Martinsville, Virginia. These forward contracts have not been

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

designated as hedging instruments; therefore changes in the fair value of these forward contracts were recorded in current period earnings within Other income (expense).

The Company had no derivative instruments at December 31, 2009.

Note 17—	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2009 and 2008:

	1st	2nd	3rd	4th
2009	Quarter	Quarter	Quarter	Quarter

Net Sales	$106,054	$104,354	$100,247	$97,323
Gross profit	16,292	13,495	17,821	8,203
Operating income (loss)	(779)	(1,603)	1,971	(86,865)
Net income (loss)	(1,459)	125	(8,652)	(57,253)
Earnings per share:
Basic	$(0.06)	$0.01	$(0.35)	$(1.91)
Diluted	$(0.06)	$0.01	$(0.35)	$(1.91)

	1st	2nd	3rd	4th
2008	Quarter	Quarter	Quarter	Quarter

Net Sales	$150,648	$159,829	$150,615	$148,808
Gross profit	52,058	49,203	37,123	28,890
Operating income	33,226	30,894	17,845	5,427
Net income	22,237	18,613	11,252	3,593
Earnings per share:
Basic	$0.96	$0.81	$0.49	$0.16
Diluted	$0.96	$0.81	$0.49	$0.16

Note 18—	SUBSEQUENT EVENTS:

The Company evaluated subsequent events through February 22, 2010, the date the financial statements were issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In addition to the information concerning the executive officers of the Company set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2010 Proxy Statement, to be filed at a later date, and is incorporated here by reference.

Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2010 Proxy Statement and is incorporated here by reference. The Code applies to all of our directors, officers and all employees, including its principal executive officer, principal financial officer, or persons performing similar functions.

Information concerning any material changes to procedures for security holders to recommend nominees for the Company’s Board of Directors is set forth under the caption “Other Information” in the 2010 Proxy Statement, to be filed at a later date, and is incorporated here by reference.

Information concerning the Audit Committee and its financial experts is set forth under the captions “Audit Committee” and “Audit Committee Report” in the 2010 Proxy Statement and is incorporated here by reference.

Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated here by reference.

Item 11.	Executive Compensation.

Information required by this item is set forth under the captions “Executive Compensation” and, solely with respect to information pertaining to the Compensation Committee, “Corporate Governance” in the 2010 Proxy Statement and is incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2010 Proxy Statement and is incorporated here by reference.

Equity Compensation Plan Information

			(c) Number of
			Securities Remaining
			Available for Future
	(a) Number of		Issuance Under Equity
	Securities to be		Compensation Plans
	Issued Upon Exercise	(b) Weighted-Average	(Excluding Securities
	of Outstanding	Exercise Price of	Reflected in Column
Plan Category	Options	Outstanding Options	(a))

Equity compensation plans approved by security holders (see Note(i) and Note (iii))	469,581	$31.49	1,689,272
Equity compensation plans not approved by security holders (see Note (ii))	6,000	9.90	—

	475,581	$31.22	1,689,272

Note (i):  The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals Inc., 2004 Stock Plan as of December 31 2009. For more information, see Note 15 to the Consolidated Financial Statements. The Company’s 2004 Stock Plan replaces the prior plans and provides for grants of 2,500,000 shares over its 10-year term as determined by the plan administrator. The 2004 Stock Plan was approved by shareholder vote on April 30, 2004. In 2009, 2008, and 2007, 467,161 177,262 and 135,925 shares, respectively, were awarded under the 2004 Stock Plan.

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

Information required by this item is set forth under the captions “Corporate Governance” and “Executive Compensation” in the 2010 Proxy Statement and is incorporated here by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is set forth under the caption “Proposal No. 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm for 2010” in the 2010 Proxy Statement and is incorporated here by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

1. The financial statements contained in Item 8 hereof;

2. The financial statement schedule following the signatures hereto; and

3. The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit
No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.
3.1	Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.2	Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935.
3.3	RTI International Metals, Inc. Code of Ethical Business Conduct, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Amended and Restated Credit Agreement dated September 8, 2008, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
4.2	Offer of loan by and among RTI-Claro, Inc., as borrower and Investissement Quebec, dated August 3, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2006 .
4.3	Credit Agreement between RTI Claro, Inc., as borrower, RTI International Metals Inc., as guarantor, and National City Bank, Canada Branch, as lender, dated as of December 27, 2006, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
4.4	Credit Amending Agreement dated September 27, 2007, related to the Credit Agreement between RTI-Claro, Inc., as borrower, RTI International Metals Inc., as guarantor, and National City Bank, Canada Branch, as lender, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Exhibit
No.		Description

4.5		Second Credit Amending Agreement dated September 8, 2008, related to the Credit Agreement between RTI-Claro, Inc., as borrower, RTI International Metals, Inc., as guarantor, and National City Bank, Canada Branch, as lender, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
4.6		First Amendment to the Amended and Restated Credit Agreement, dated September 18, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
4.7		Second Amendment to the Amended and Restated Credit Agreement, dated January 19, 2010, filed herewith.
10	.1*	RTI International Metals, Inc. Supplemental Pension Program effective August 1, 1987, as amended and restated October 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10	.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, and restated October 26, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10	.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
10	.4*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.5*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William T. Hull, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.6*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Stephen R. Giangiordano, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.7*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Chad Whalen, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.8*	Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.9*	Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.10*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10	.11*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005
10	.12*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form-10K for the year ended December 31, 2004.
10	.13*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated January 25, 2008.
10	.14*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended July 27, 2007, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit
No.		Description

10	.15*	Form of indemnification agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10	.16*	Pay philosophy and guiding principles covering officer compensation incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.17		2005 Settlement with the U.S. Department of Energy, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.18		Procurement Frame Contract between EADS Deutschland GmbH and RTI International Metals, Inc. dated April 26, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.19		Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007
10.20		Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.
10.21		Supplemental long-term Supply Agreement, dated September 17, 2007, between the Company and EADS Deutschland GmbH as Lead Buyer for the European Aeronautic Defense Space group of companies, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
10	.22*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William F. Strome, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10.22		RTI International Metals, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 19, 2002.
10.24		Master Supply Agreement, dated March 25, 2008, between RTI Hamilton, Inc., and Tronox LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated March 25, 2008.
10.25		RTI International Metals, Inc., Employee Stock Purchase Plan, incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement, Form 14A, dated February 23, 2009.
21.1		Subsidiaries of the Company, filed herewith.
23.1		Consent of independent registered public accounting firm, filed herewith.
24.1		Powers of Attorney, filed herewith.
31.1		Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Dated: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

CRAIG R. ANDERSSON, Director;

DANIEL I. BOOKER, Director;

DONALD P. FUSILLI, JR., Director,

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

BRYAN T. MOSS, Director

JAMES A. WILLIAMS, Director;

by: /s/ Dawne S. Hickton Dawne S. Hickton As Attorney-in-Fact	February 22, 2010

/s/ Dawne S. Hickton Dawne S. Hickton Vice Chairman, President, Chief Executive Officer and Director	February 22, 2010

/s/ William T. Hull William T. Hull Senior Vice President and Chief Financial Officer (principal accounting officer)	February 22, 2010

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

(In thousands)

		(Charged)	(Charged)
	Balance at	Credited to	Credited to	Balance
	Beginning	Costs and	Other	at End
Description	of Year	Expenses	Accounts	of Year

Year ended December 31, 2009:
Allowance for doubtful accounts	$(2,260)	$1,614	$—	$(646)
Valuation allowance for deferred income taxes	(1,032)	(4,066)	1,032	(4,066)
Year ended December 31, 2008:
Allowance for doubtful accounts	(613)	(1,647)	—	(2,260)
Valuation allowance for deferred income taxes	—	—	(1,032)	(1,032)
Year ended December 31, 2007:
Allowance for doubtful accounts	(1,548)	893	42	(613)
Valuation allowance for deferred income taxes	(35)	35	—	—
Allowance for U.S. Customs on duty drawback	(608)	—	608	—

S-1