Form 10-Q
period 2010-03-31
RTI INTERNATIONAL METALS INC
filed 2010-05-05
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
(412)893-0026

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐      No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 30, 2010 was 30,076,394.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$107,885	$106,054
Cost and expenses:
Cost of sales	80,362	89,762
Selling, general, and administrative expenses	15,639	16,547
Research, technical, and product development expenses	725	524
Asset and asset-related charges (income)	(521)	—

Operating income (loss)	11,680	(779)
Other income	133	899
Interest income	98	641
Interest expense	(273)	(2,421)

Income (loss) before income taxes	11,638	(1,660)
Provision for (benefit from) income taxes	240	(201)

Net Income (loss)	$11,398	$(1,459)

Earnings per share:
Basic	$0.38	$(0.06)

Diluted	$0.38	$(0.06)

Weighted-average shares outstanding:
Basic	29,864,801	22,877,409

Diluted	30,110,568	22,877,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$83,921	$56,216
Short-term investments	20,096	65,042
Receivables, less allowance for doubtful accounts of $682 and $646	71,912	60,924
Inventories, net	273,590	266,887
Deferred income taxes	21,318	21,237
Other current assets	16,158	21,410

Total current assets	486,995	491,716
Property, plant, and equipment, net	257,039	252,301
Goodwill	41,530	41,068
Other intangible assets, net	14,550	14,299
Deferred income taxes	54,029	53,814
Other noncurrent assets	1,350	1,537

Total assets	$855,493	$854,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,339	$39,193
Accrued wages and other employee costs	11,867	9,796
Unearned revenues	17,234	21,832
Current liability for post-retirement benefits	2,476	2,476
Current liability for pension benefits	140	140
Other accrued liabilities	22,137	30,518

Total current liabilities	90,193	103,955
Long-term debt	74	81
Noncurrent liability for post-retirement benefits	34,612	34,530
Noncurrent liability for pension benefits	28,453	28,102
Deferred income taxes	—	244
Other noncurrent liabilities	6,254	8,617

Total liabilities	159,586	175,529

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,783,179 and 30,724,351 shares issued; 30,058,623 and 30,010,998 shares outstanding	308	307
Additional paid-in capital	440,478	439,361
Treasury stock, at cost; 724,556 and 713,353 shares	(17,278)	(16,996)
Accumulated other comprehensive loss	(29,096)	(33,563)
Retained earnings	301,495	290,097

Total shareholders’ equity	695,907	679,206

Total liabilities and shareholders’ equity	$855,493	$854,735

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$11,398	$(1,459)
Adjustment for non-cash items included in net income:
Depreciation and amortization	5,372	5,312
Asset and asset-related charges (income)	(521)	—
Deferred income taxes	44	(2,029)
Stock-based compensation	1,086	1,222
Excess tax benefits from stock-based compensation activity	(70)	(339)
Loss (gain) on sale of property, plant and equipment	(276)	—
Other	101	(57)
Changes in assets and liabilities:
Receivables	(11,640)	12,846
Inventories	(6,718)	(9,022)
Accounts payable	(4,597)	4,011
Income taxes payable	(80)	(290)
Unearned revenue	(318)	670
Other current assets and liabilities	(2,447)	(11,128)
Other assets and liabilities	(1,127)	2,525

Cash provided by (used in) operating activities	(9,793)	2,262

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	468	—
Purchase of investments	(56)	—
Sale of short-term investments	45,000	—
Capital expenditures	(7,564)	(26,055)

Cash provided by (used in) investing activities	37,848	(26,055)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	174	22
Excess tax benefits from stock-based compensation activity	70	339
Borrowings on long-term debt	—	1,184
Repayments on long-term debt	(7)	(212)
Purchase of common stock held in treasury	(282)	(84)

Cash provided by (used in) financing activities	(45)	1,249

Effect of exchange rate changes on cash and cash equivalents	(305)	939

Increase (decrease) in cash and cash equivalents	27,705	(21,605)
Cash and cash equivalents at beginning of period	56,216	284,449

Cash and cash equivalents at end of period	$83,921	$262,844

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other
						Comprehensive Income
						(Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional			Available	Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	For Sale	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Investments	Liability	Translation	Total

Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$42	$(39,932)	$6,327	$679,206
Net Income	—	—	—	—	11,398	—	—	—	11,398
Foreign currency translation	—	—	—	—	—	—	—	3,776	3,776
Unrecognized loss on investments	—	—	—	—	—	(15)	—	—	(15)
Benefit plan amortization	—	—	—	—	—	—	706	—	706

Comprehensive income									15,865
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	1,086	—	—	—	—	—	1,086
Treasury stock purchased at cost	(11,203)	—	—	(282)	—	—	—	—	(282)
Exercise of employee options	7,600	—	174	—	—	—	—	—	174
Forefeiture of restricted stock awards	—	—	—	—	—		—	—	—
Tax benefits from stock-based compensation activity	—	—	(178)	—	—	—	—	—	(178)
Shares issued for employee stock purchase plan	1,458	—	35	—	—	—	—	—	35

Balance at March 31, 2010	30,058,623	$308	$440,478	$(17,278)	$301,495	$27	$(39,226)	$10,103	$695,907

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

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with accounting policies and notes to consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.

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

Both the Fabrication Group and the Distribution Group utilize the Titanium Group as their primary source of titanium mill products.

Note 3—	ASSET AND ASSET-RELATED CHARGES (INCOME):

In December 2009, the Company announced that it had indefinitely delayed the construction of its premium-grade titanium sponge production facility in Hamilton, Mississippi. The indefinite delay was identified as a triggering event for an asset impairment test. The company reviewed the assets for recoverability and determined the assets were impaired. At the time, the Company had spent approximately $66.9 million related to the construction of the facility and had additional contractual commitments of approximately $7.8 million. The Company determined the fair value of the assets to be $5.8 million. As a result, the Company recorded an asset and asset-related impairment charge of $68.9 million in December 2009. These assets were not placed into service, therefore no depreciation expense related to them had been recognized. The $7.8 million of additional contractual commitments was recorded within other accrued liabilities within the Company’s Condensed Consolidated Balance Sheet at December 31, 2009.

During the three months ended March 31, 2010, the Company settled several of these contractual commitments resulting in recognition of $521 in income. A summary of the status of the Company’s accrual for additional contractual commitments as of March 31, 2010, and the activity for the three months then ended is as follows:

Sponge-Plant
Contractual
Commitments

Balance as of December 31, 2009	$7,809
Settlements/adjustments	(521)
Payments	(939)

Balance as of March 31, 2010	$6,349

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2010, and the activity during the three months then ended, is presented below:

Stock Options	Options

Outstanding at December 31, 2009	475,581
Granted	89,580
Forfeited	(267)
Expired	(133)
Exercised	(7,600)

Outstanding at March 31, 2010	557,161

Exercisable at March 31, 2010	348,543

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2010

Risk-free interest rate	2.34%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	66.00%

The weighted-average grant date fair value of stock option awards granted during the three months ended March 31, 2010 was $12.95.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2010, and the activity during the three months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2009	171,387
Granted	49,770
Vested	(37,020)

Nonvested at March 31, 2010	184,137

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2010 was $25.18.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share award activity during the three months ended March 31, 2010 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Activity	Eligible to Receive

Outstanding at December 31, 2009	73,380	146,760
Granted	49,450	98,900
Forfeited	(500)	(1,000)

Outstanding at March 31, 2010	122,330	244,660

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the three months ended March 31, 2010 was $38.79.

Note 5—	INCOME TAXES:

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

For the three months ended March 31, 2010, the estimated annual effective tax rate applied to ordinary income was 5.9% compared to a rate of 45.8% for the three months ended March 31, 2009. The rate in 2010 differs from the federal statutory rate of 35% principally as a result of the mix of foreign loss and domestic income and adjustments to unrecognized tax benefits. Although these factors are present in both 2010 and 2009, the level of expected annual operating results in each period amplifies the rate impact and determines its direction in such period, decreasing the rate in 2010 and increasing it in 2009.

Inclusive of discrete items, the Company recognized a provision for (benefit from) income taxes of $240 or 2.1% of pretax income, and ($201), or 12.1% of pretax income, for federal, state, and foreign income taxes for the three months ended March 31, 2010 and 2009, respectively. Discrete items totaling $447 reduced the provision for income taxes for the three months ended March 31, 2010 and were comprised of a $1.6 million charge associated with the recently enacted healthcare legislation with the remainder associated with adjustments to unrecognized tax benefits due to the effective settlement of an income tax examination. Discrete items totaling $559 reduced the benefit from income taxes for the three months ended March 31, 2009 and were comprised primarily of adjustments to unrecognized tax benefits based upon data that became public during that quarter.

Note 6—	EARNINGS PER SHARE:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Numerator:
Net income (loss)	$11,398	$(1,459)
Denominator:
Basic weighted-average shares outstanding	29,864,801	22,877,409
Effect of diluted securities	245,767	—

Diluted weighted-average shares outstanding	30,110,568	22,877,409

Earnings (loss) per share:
Basic	$0.38	$(0.06)
Diluted	$0.38	$(0.06)

For the three months ended March 31, 2010 and March 31, 2009, options to purchase 250,366 and 477,490 shares of Common Stock, at an average price of $48.86 and $32.31, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 7—	RECEIVABLES:

Receivables are carried at net realizable value. Estimates are made as to the Company’s ability to collect outstanding receivables, taking into consideration the amount, the customer’s financial condition, and the age of the receivable. The Company ascertains the net realizable value of amounts owed and provides an allowance when collection becomes doubtful. Receivables are expected to be collected in the normal course of business and consisted of the following:

	March 31,	December 31,
	2010	2009

Trade and commercial customers	$72,594	$61,570
Less: Allowance for doubtful accounts	(682)	(646)

Total receivables	$71,912	$60,924

At March 31, 2010, receivables included $15,400 related to the resolution of Airbus’ 2009 contractual obligations during the three months ended March 31, 2010. This amount was received on April 1, 2010.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 63% and 64% of the Company’s inventories as of March 31, 2010 and December 31, 2009, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31,	December 31,
	2010	2009

Raw materials and supplies	$137,934	$145,062
Work-in-process and finished goods	203,369	197,840
LIFO reserve	(67,713)	(76,015)

Total inventories	$273,590	$266,887

As of March 31, 2010 and December 31, 2009, the current cost of inventories exceeded their carrying value by $67,713 and $76,015, respectively. The Company’s FIFO inventory value is used to approximate current costs.

Note 9—	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company does not amortize goodwill; however, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during 2010, uncertainties or other factors that could result in a potential impairment in future periods include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace programs the Company currently supplies, including the Joint Strike Fighter program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test.

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2009 and March 31, 2010 was as follows:

	Titanium	Fabrication	Distribution
	Group	Group	Group	Total

Balance at December 31, 2009:
Goodwill	$2,548	$37,386	$9,833	$49,767
Accumulated impairment loss	—	(8,699)	—	(8,699)

Net goodwill	2,548	28,687	9,833	41,068
Translation adjustment	—	462	—	462

Balance at March 31, 2010:
Goodwill	2,548	37,848	9,833	50,229
Accumulated impairment loss	—	(8,699)	—	(8,699)

Net goodwill	$2,548	$29,149	$9,833	$41,530

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

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2009 and March 31, 2010. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2009 and March 31, 2010 was as follows:

	December 31,		Translation	March 31,
	2009	Amortization	Adjustment	2010

Fabrication Group	$14,299	$(241)	$492	$14,550

Note 10—UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $17,234 and $21,832 as of March 31, 2010 and December 31, 2009, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 11—OTHER INCOME:

Other income for the three months ended March 31, 2010 and 2009 was $133 and $899, respectively. Other income consists primarily of foreign exchange gains and losses from international operations and fair value adjustments related to the Company’s foreign currency forward contracts. See Note 15 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s foreign currency forward contracts.

Note 12—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three months ended March 31, 2010 and 2009 for those salaried and hourly covered employees were as follows:

			Other
			Post-Retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Service cost	$451	$398	$178	$128
Interest cost	1,770	1,762	550	535
Expected return on plan assets	(1,869)	(1,929)	—	—
Amortization of prior service cost	131	209	303	303
Amortization of unrealized gains and losses	701	480	—	—

Net periodic benefit cost	$1,184	$920	$1,031	$966

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

Tronox LLC Litigation

In connection with its now indefinitely delayed plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, in 2008, a subsidiary of the Company entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride (“TiCl4”), the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009. On September 23, 2009, a subsidiary of the Company filed a complaint in the United States Bankruptcy Court for the Southern District of New York against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, and on February 9, 2010 the Bankruptcy Court issued an order granting the motion. The Company’s subsidiary has appealed the order, as it believes that its claims seeking termination and/or rescission of the supply agreement and companion ground lease on grounds of breach of warranty, nondisclosure, mistake and breach of duty of good faith and fair dealing are meritorious; however, due to the inherent uncertainties of litigation and because of the pending appeal, the ultimate outcome of the matter is uncertain. Pending the outcome of this litigation, management estimates that additional future contractual expenses could range from zero to approximately $36 million.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $835 to $2,307 in the aggregate. At March 31, 2010 and December 31, 2009, the amounts accrued for future environmental-related costs were $1,468 and $1,546, respectively. Of the total amount accrued at March 31, 2010, $1,310 is expected to be paid out within the next twelve months, and is included in the other accrued liabilities line of the balance sheet. The remaining $158 is recorded in other noncurrent liabilities. During the three months ended March 31, 2010, the Company made payments totaling $78 related to its environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites, which include the Ashtabula River.

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

Concurrent with the U.S. Customs investigation, the Company performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, the Company recorded charges totaling $10.5 million to Cost of Sales through December 31, 2009. No additional charges were recorded during the three months ended March 31, 2010.

These abovementioned charges represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2009, the Company repaid to U.S. Customs $4.0 million for invalid claims. The Company made additional repayments totaling $2.3 million during the three months ended March 31, 2010. As a result of these payments, the Company’s liability totaled $3.2 million as of March 31, 2010. While the Company’s internal investigation into these claims is complete, there is not a timetable of which it is aware for when U.S. Customs will conclude its investigation.

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

Additionally, the Company is exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, the Company received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While the Company has the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, the Company has accrued the full amount of the penalties as of December 31, 2009. There was no change to the amount accrued for penalties during the three months ended March 31, 2010.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2009 totaled $3.0 million. During the three months ended March 31, 2010, the Company filed additional claims totaling $0.2 million. As a result of the open investigation discussed above, the Company has not recognized any credits to cost of sales upon the filing of

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

these new claims. The Company intends to record these credits on a “cash basis” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.

Note 14—SEGMENT REPORTING:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net sales:
Titanium Group	$38,841	$30,303
Intersegment sales	23,765	33,751

Total Titanium Group net sales	62,606	64,054

Fabrication Group	28,602	26,064
Intersegment sales	12,762	14,365

Total Fabrication Group net sales	41,364	40,429

Distribution Group	40,442	49,687
Intersegment sales	464	677

Total Distribution Group net sales	40,906	50,364

Eliminations	36,991	48,793

Total consolidated net sales	$107,885	$106,054

Operating income (loss):
Titanium Group before corporate allocations	$17,083	$6,979
Corporate allocations	(2,091)	(2,758)

Total Titanium Group operating income	14,992	4,221

Fabrication Group before corporate allocations	(2,430)	(4,652)
Corporate allocations	(2,836)	(2,569)

Total Fabrication Group operating loss	(5,266)	(7,221)

Distribution Group before corporate allocations	3,570	4,264
Corporate allocations	(1,616)	(2,043)

Total Distribution Group operating income	1,954	2,221

Total consolidated operating income (loss)	$11,680	$(779)

	March 31,	December 31,
	2010	2009

Total assets:
Titanium Group	$387,641	$365,725
Fabrication Group	241,764	239,847
Distribution Group	129,939	140,666
General corporate assets	96,149	108,497

Total consolidated assets	$855,493	$854,735

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

As of March 31, 2010, the Company maintained several foreign currency forward contracts, with notional amounts totaling €403 that are used to manage foreign currency exposure related to equipment purchases associated with the Company’s ongoing capital expansion projects. These forward contracts settle throughout 2010. These forward contracts have not been designated as hedging instruments; therefore changes in the fair value of these forward contracts are recorded in current period earnings within other income.

A summary of the Company’s derivative instrument portfolio as of March 31, 2010, is below:

		Statement of
	Designated as	Financial Position	Asset (Liability)
	Hedging Instrument	Location	Fair Value

Foreign currency forward contracts	No	Other current liabilities	$(6)

The Company had no interest rate swaps as of March 31, 2010.

Note 16—	FAIR VALUE MEASUREMENTS:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Listed below are the Company’s assets and liabilities, and their fair values, that are measured at fair value on a recurring basis as of March 31, 2010. There were no transfers between levels for the three months ended March 31, 2010.

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$83,921	$—	$—	$83,921
Short-term investments	20,096	—	—	20,096

Total assets	$104,017	$—	$—	$104,017

Foreign currency forward contracts	—	6	—	6

Total liabilities	$—	$6	$—	$6

As of March 31, 2010 the Company did not have any financial assets or liabilities that were measured on a non-recurring basis.

Note 17—	CREDIT AGREEMENT:

The Company maintains a $200 million revolving credit facility under our Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. On March 1, 2010, the Company and its lenders agreed to increase the revolving credit facility to $225 million under the provisions of the Credit Agreement. The Company had no borrowings outstanding under the Credit Agreement during the three months ended March 31, 2010.

Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “Libor Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, the Company pays a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITA, as defined in the Credit Agreement.

Note 18—	NEW ACCOUNTING STANDARDS:

In January 2010, the FASB issued authoritative guidance to require new fair value measurement and classification disclosures, and to clarify existing disclosures. The guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception that the Level 3 activity disclosure requirement will be effective for interim periods for fiscal years beginning after December 15, 2010. The adoption of the revised guidance did not have an effect on the Company’s Consolidated Financial Statements.

In February 2010, the FASB issued authoritative guidance amending the disclosure requirements for events that occur after the balance sheet date but before financial statements are issued, eliminating the need to disclose the date through which subsequent events have been evaluated. The new guidance became effective upon issuance of the guidance on February 24, 2010. The adoption of the revised guidance did not have a material effect on the Company’s Consolidated Financial Statements.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended March 31, 2010 and 2009, approximately 38% and 53%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

Management believes that long-term demand indicators in the titanium industry, driven largely by the significant backlog in the commercial aerospace market, remain strong as we move into the middle of the decade. Recently announced build rate increases by Boeing and Airbus, and a small increase in order activity in our titanium mill product business support that belief.

However, the effects of the cyclicality of this market are still negatively impacting spot market demand and capacity utilization. Both the Boeing and Airbus supply chains are saddled with relatively high inventories created by lower than anticipated production levels over the past two years. We do not expect this inventory overhang to dissipate until at least the end of 2011. Given the current inventory level in the supply chain, it is possible that certain of our customers’ short-term demand may fall short of contracted minimums. That imbalance, together with recently announced production schedule changes on the F-35 Joint Strike Fighter, is contributing to significant near-term uncertainty.

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$38.8	$30.3	$8.5	28.1%
Fabrication Group	28.6	26.1	2.5	9.6%
Distribution Group	40.5	49.7	(9.2)	(18.5)%

Total consolidated net sales	$107.9	$106.1	$1.8	1.7%

Excluding the $15.4 million related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s net sales decreased $6.9 million. The combination of a 6% decrease in shipments and a 26% decrease in the average realized selling prices of prime mill products to our trade customers resulted in an $8.1 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to the continued high proportion of sales under long-term agreements with lower contract pricing versus the comparable period in the prior year. Partially offsetting these impacts was an increase in ferro-alloy demand from the specialty steel industry which resulted in a $1.6 million increase in net sales.

Excluding the $4.2 million of nonrecurring engineering funds received related to the Boeing 787 Dreamliner® program that were previously paid by the customer, the Fabrication Group’s net sales decreased $1.7 million compared to the prior year. The nonrecurring engineering funds were received to offset certain agreed upon tooling expenses to support the Boeing 787 Dreamliner® program. A corresponding amount was recorded in cost of sales during the current period. The decrease in net sales principally relates to a reduction of $2.1 million in sales to our energy market customers. Partially offsetting this decrease, however, has been the recent first deliveries related to the Boeing 787 Dreamliner® Pi Box program, as well as increased deliveries related to other Boeing programs, which have increased net sales $1.4 million compared to the prior year.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the continued slowdown in the commercial aerospace market which has resulted in higher levels of titanium inventory throughout the supply chain. The combination of lower demand and lower realized pricing for the Distribution Group’s titanium and specialty alloys products resulted in an $8.7 million and a $0.5 million reduction in net sales, respectively.

Gross Profit (Loss).  Gross profit (loss) for our reportable segments, for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$19.0	$9.4	$9.6	102.1%
Fabrication Group	1.7	(1.3)	3.0	230.8%
Distribution Group	6.8	8.2	(1.4)	(17.1)%

Total consolidated gross profit	$27.5	$16.3	$11.2	68.7%

Excluding the $15.4 million related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s gross profit decreased $5.8 million. The decrease in the Titanium Group’s gross profit was the result of the Boeing 787 Dreamliner® production delays causing reduced overall titanium demand. Lower sales levels of prime products reduced gross profit by $1.7 million and lower average realized selling prices reduced gross profit by $3.8 million, while higher raw material costs and lower overhead absorption reduced gross profit by $2.0 million. Partially offsetting these decreases, gross profit at the Titanium Group was favorably impacted $1.3 million due to higher ferro-alloy demand and $0.4 million due to higher sales of Titanium Group-sourced inventory by our Fabrication and Distribution Group businesses.

The increase in gross profit for the Fabrication Group was driven by a $4.3 million favorable product mix in the current period. The product mix in the current period included additional higher-margin spot market sales to our energy market customers and as well as higher-margin sales to our military program customers in the current period compared to the same period in the prior year. These higher margin sales were partially offset by $1.3 million in increased operational inefficiencies and incremental ramp up costs as we increase production related to the Boeing 787 Dreamliner® program.

The decrease in gross profit for the Distribution Group was principally related to lower sales coupled with a decrease in realized selling prices for certain specialty metals that exceeded our decline in product cost.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months
	Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$3.7	$4.7	$(1.0)	(21.3)%
Fabrication Group	6.9	5.9	1.0	16.9%
Distribution Group	5.0	5.9	(0.9)	(15.3)%

Total consolidated SG&A expenses	$15.6	$16.5	$(0.9)	(5.5)%

The $0.9 million decrease in SG&A was primarily related to a $0.5 million reduction in salaries and benefits in the current year compared to the prior year as well as a $0.4 million reduction in professional and consulting expenses. The decreases reflect management’s focus on reducing expenses during the current economic downturn while continuing to position the Company for future growth.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses (“R&D”) were $0.7 million and $0.5 million for the three month periods ended March 31, 2010 and 2009, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).  Asset and asset-related charges (income) for the three months ended March 31, 2010 was ($0.5) million. Asset and asset-related charges consist of settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely delayed sponge plant.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$15.0	$4.2	$10.8	257.1%
Fabrication Group	(5.3)	(7.2)	1.9	26.4%
Distribution Group	2.0	2.2	(0.2)	(9.1)%

Total operating income (loss)	$11.7	$(0.8)	$12.5	1562.5%

Excluding the $15.4 million related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s operating income decreased $4.6 million. The decrease was primarily attributable to lower gross profit, largely due to unfavorable volume and lower realized selling prices, which were partially offset by a reduction in SG&A expenses.

The reduced operating loss for the Fabrication Group was the result of favorable shifts in product mix and better execution on higher-margin value-added fabricated parts for both our energy market and military customers. These increases were partially offset by higher production costs and SG&A expenses during the year as we continue to ramp up the Boeing 787 Dreamliner® Pi Box program.

The decrease in operating income for the Distribution Group was largely due to lower demand in both the titanium and specialty alloys markets. The lower demand resulted in decreased realized selling prices for certain specialty metals that exceeded our decline in product cost. This decrease was partially offset by a decrease in compensation-related expenses and other cost management actions, including the rationalization of our domestic Distribution Group facilities during the first half of 2009.

Other Income.  Other income for the three months ended March 31, 2010 and 2009 was $0.1 million and $0.9 million, respectively. Other income consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the three months ended March 31, 2010 and 2009 was $0.1 million and $0.6 million, respectively. The decrease was principally related to lower returns on invested cash, as well as lower overall cash balances, compared to the prior year period. Interest expense was $0.3 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the decrease in our long-term debt compared to the prior year as a result of the payoff of our $225 million term loan in September 2009.

Provision for (Benefit from) Income Taxes.  We recognized a provision for income taxes of $0.2 million, or 2.1% of pretax income, and a benefit from income taxes of $0.2 million, or 12.1% of pretax income, for federal, state, and foreign income taxes for the three months ended March 31, 2010 and 2009, respectively. Discrete items totaling $0.4 million reduced the provision for income taxes for the three months ended March 31, 2010 and were comprised of a $1.6 million charge associated with the recently enacted healthcare legislation with the remainder associated with adjustments to unrecognized tax benefits due to the effective settlement of an income tax examination. Discrete items totaling $0.6 million reduced the provision for income taxes for the three months ended March 31, 2009 and were comprised primarily of adjustments to unrecognized tax benefits based upon data that became available during the quarter.

Liquidity and Capital Resources

In connection with our long-term supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $140 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $6 million remaining on the Canton melting facility and expect it will begin operations in 2011. We have capital expenditures of $60 million remaining related to the Martinsville, Virginia facility and anticipate that it will begin production in 2012. We expect this facility will enable us to enhance our throughput and shorten our lead times on certain products, primarily titanium sheet and plate. We will continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

We maintain a $200 million revolving credit facility under our Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. On March 1, 2010, we agreed with our lenders to increase the revolving credit facility to $225 million under the provisions of the Credit Agreement. We had no borrowings outstanding under the Credit Agreement during the three months ended March 31, 2010.

Borrowings under the Credit Agreement bear interest at our option at a rate equal to the London Interbank Offered Rate (the “Libor Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, we pay a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement.

The Credit Agreement financial covenants and rates are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (1.5) at March 31, 2010. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 143.0 at March 31, 2010. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At March 31, 2010, we were in compliance with our financial covenants under the Credit Agreement.

While our current financial forecasts indicate we will maintain our compliance with these covenants, certain events, some of which are beyond our control, including further long-term delays in the Boeing 787 Dreamliner® or JSF production schedule, the failure of one or more significant customers to honor the terms of their take-or-pay contracts, and deeper reductions in global aircraft demand, may cause us to be in default of one or more of the covenants in the future. In the event of a default under our Credit Agreement, absent a waiver from our lenders or an amendment to our Credit Agreement, the interest rate on the Credit Agreement could increase materially. Such a development could have a material adverse impact on our Consolidated Financial Statements if we were to borrow under the Credit Agreement. In addition, a failure to maintain our financial covenants may impair our ability to borrow under our Credit Agreement. If we default or anticipate an expected future default under one or more of our covenants, we will need to renegotiate our Credit Agreement, seek other sources of liquidity, or both.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $83.9 million, short-term investments of $20.1 million, and our undrawn $225 million revolving credit facility will provide us sufficient liquidity to meet our operating needs and capital expansion plans.

Cash provided by (used in) operating activities.  Cash provided by (used in) operating activities for the three months ended March 31, 2010 and 2009 was $(9.8) million and $2.3 million, respectively. This decrease is primarily due to increased working capital, primarily due to an increase in inventory and a decrease in accounts payable.

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities for the three months ended March 31, 2010 and 2009, was $37.8 million and $(26.1) million, respectively. The increase in cash provided by (used in) investing activities is principally related to the sale of $45 million in short-term investments and a significant decrease in our capital expenditures compared to the same period in the prior year.

Cash provided by financing activities.  Cash provided by financing activities for the three months ended March 31, 2010 and 2009, was $0.0 million and $1.2 million, respectively. This decrease was primarily due to no borrowings or repayments on our credit facility during the three months ended March 31, 2010 as compared to $1.2 million in borrowings during the same period in the prior year.

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

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, we recorded charges totaling $10.5 million to cost of sales through December 31, 2009. No additional charges were recorded during the three months ended March 31, 2010.

These abovementioned charges represent our current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2009, we had repaid to U.S. Customs $4.0 million for invalid claims. We made additional repayments totaling $2.3 million during the three months ended March 31, 2010. As a result of these payments, the Company’s liability totaled $3.2 million as of March 31, 2010. While our internal investigation into these claims is complete, there is not a timetable of which we are aware for when U.S. Customs will conclude its investigation.

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

Additionally, we are exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, we received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While we have the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, we have accrued the full amount of the penalty as of December 31, 2009. There was no change to the amount accrued for penalties during the three months ended March 31, 2010.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2009 totaled $3.0 million. During the three months ended March 31, 2010, we filed additional claims totaling $0.2 million. As a result of the open investigation discussed above, we have not recognized any credits to cost of sales upon the filing of these new claims. We intend to record these credits on a “cash basis” as they are paid by U.S. Customs until a consistent history of receipts against claims filed has been established.

Backlog

The Company’s order backlog for all markets was approximately $315 million as of March 31, 2010, as compared to $342 million at December 31, 2009. Of the backlog at March 31, 2010, approximately $214 million is likely to be realized over the remainder of 2010. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.8 million to $2.3 million in the aggregate. At both March 31, 2010 and December 31, 2009, the amount accrued for future environmental-related costs was $1.5 million. Of the total amount accrued at March 31, 2010, $1.3 million is expected to be paid out within the next twelve months and is included in the other accrued liabilities line of the balance sheet. The remaining $0.2 million recorded in other noncurrent liabilities. During the three months ended March 31, 2010, we made payments totaling $0.1 million related to our environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites, which include the Ashtabula River.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to require new fair value measurement and classification disclosures, and to clarify existing disclosures. The guidance requires disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy, and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception that the Level 3 activity disclosure requirement will be effective for interim periods for fiscal years beginning after December 15, 2010. The adoption of the revised guidance did not have an effect on our Consolidated Financial Statements.

In February 2010, the FASB issued authoritative guidance amending the disclosure requirements for events that occur after the balance sheet date but before financial statements are issued eliminating the need to disclose the date through which subsequent events have been evaluated. The new guidance became effective upon issuance of the guidance on February 24, 2010. The adoption of the revised guidance did not have an effect on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk on our Form 10-K filed with the SEC on February 22, 2010.

Item 4.	Controls and Procedures.

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on February 22, 2010, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended March 31, 2010. At March 31, 2010, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities for the three months ended March 31, 2010 and March 31, 2009 were 11,203 and 5,814 shares, respectively.

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
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

Dated: May 5, 2010

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Assumption Agreement, dated March 1, 2010, by and between PNC Bank, National Association, and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated March 1, 2010.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.