Form 10-Q
period 2010-06-30
RTI INTERNATIONAL METALS INC
filed 2010-08-04
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
  Yes ☐      No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of July 30, 2010 was 30,080,908.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$106,651	$104,354	$214,536	$210,408
Cost and expenses:
Cost of sales	89,702	90,859	170,064	180,621
Selling, general, and administrative expenses	16,418	14,595	32,057	31,142
Research, technical, and product development expenses	1,028	503	1,753	1,027
Asset and asset-related charges (income)	(2,590)	—	(3,111)	—

Operating income (loss)	2,093	(1,603)	13,773	(2,382)
Other income	233	855	366	1,754
Interest income	133	427	231	1,068
Interest expense	(291)	(2,355)	(564)	(4,776)

Income (loss) before income taxes	2,168	(2,676)	13,806	(4,336)
Benefit from income taxes	(8,071)	(2,801)	(7,831)	(3,002)

Net Income (loss)	$10,239	$125	$21,637	$(1,334)

Earnings (loss) per share:
Basic	$0.34	$0.01	$0.72	$(0.06)

Diluted	$0.34	$0.01	$0.72	$(0.06)

Weighted-average shares outstanding:
Basic	29,903,061	22,898,490	29,885,280	22,887,743

Diluted	30,100,762	22,971,124	30,117,232	22,887,743

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$104,327	$56,216
Short-term investments	20,152	65,042
Receivables, less allowance for doubtful accounts of $670 and $646	62,624	60,924
Inventories, net	269,333	266,887
Deferred income taxes	21,324	21,237
Other current assets	21,845	21,410

Total current assets	499,605	491,716
Property, plant, and equipment, net	252,535	252,301
Goodwill	41,068	41,068
Other intangible assets, net	13,814	14,299
Deferred income taxes	54,975	53,814
Other noncurrent assets	1,196	1,537

Total assets	$863,193	$854,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,230	$39,193
Accrued wages and other employee costs	14,003	9,796
Unearned revenues	15,434	21,832
Current liability for post-retirement benefits	2,476	2,476
Current liability for pension benefits	140	140
Other accrued liabilities	19,281	30,518

Total current liabilities	87,564	103,955
Long-term debt	71	81
Noncurrent liability for post-retirement benefits	35,084	34,530
Noncurrent liability for pension benefits	28,805	28,102
Deferred income taxes	—	244
Other noncurrent liabilities	7,476	8,617

Total liabilities	159,000	175,529

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,804,117 and 30,724,351 shares issued; 30,079,436 and 30,010,998 shares outstanding	308	307
Additional paid-in capital	441,672	439,361
Treasury stock, at cost; 724,681 and 713,353 shares	(17,281)	(16,996)
Accumulated other comprehensive loss	(32,240)	(33,563)
Retained earnings	311,734	290,097

Total shareholders’ equity	704,193	679,206

Total liabilities and shareholders’ equity	$863,193	$854,735

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$21,637	$(1,334)
Adjustment for non-cash items included in net income:
Depreciation and amortization	10,978	10,762
Asset and asset-related charges (income)	(2,081)	—
Deferred income taxes	(1,521)	(3,862)
Stock-based compensation	2,086	2,466
Excess tax benefits from stock-based compensation activity	(189)	(437)
Gain on sale of property, plant and equipment	(272)	—
Other	432	41
Changes in assets and liabilities:
Receivables	(2,224)	24,408
Inventories	(4,367)	(2,837)
Accounts payable	(3,997)	3,557
Income taxes payable	181	(683)
Unearned revenue	(1,824)	(807)
Other current assets and liabilities	(4,256)	(13,818)
Other assets and liabilities	1,704	1,524

Cash provided by operating activities	16,287	18,980

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	468	—
Purchase of short-term investments	(111)	(40,000)
Sale of short-term investments	45,000	—
Capital expenditures	(13,565)	(45,167)

Cash provided by (used in) investing activities	31,792	(85,167)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	252	27
Excess tax benefits from stock-based compensation activity	189	437
Borrowings on long-term debt	—	1,181
Repayments on long-term debt	(10)	(686)
Purchase of common stock held in treasury	(286)	(88)

Cash provided by financing activities	145	871

Effect of exchange rate changes on cash and cash equivalents	(113)	1,936

Increase (decrease) in cash and cash equivalents	48,111	(63,380)
Cash and cash equivalents at beginning of period	56,216	284,449

Cash and cash equivalents at end of period	$104,327	$221,069

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other
						Comprehensive Income
						(Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional			Available	Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	For Sale	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Investments	Liability	Translation	Total

Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$42	$(39,932)	$6,327	$679,206
Net Income	—	—	—	—	21,637	—	—	—	21,637
Foreign currency translation	—	—	—	—	—	—	—	(74)	(74)
Unrecognized loss on investments	—	—	—	—	—	(15)	—	—	(15)
Benefit plan amortization	—	—	—	—	—	—	1,412	—	1,412

Comprehensive income									22,960
Shares issued for directors’ compensation	16,763	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	2,086	—	—	—	—	—	2,086
Treasury stock purchased at cost	(11,328)	—	—	(285)	—	—	—	—	(285)
Exercise of employee options	10,767	—	252	—	—	—	—	—	252
Forefeiture of restricted stock awards	—	—	—	—	—		—	—	—
Tax benefits from stock-based compensation activity	—	—	(91)	—	—	—	—	—	(91)
Shares issued for employee stock purchase plan	2,466	—	64	—	—	—	—	—	64

Balance at June 30, 2010	30,079,436	$308	$441,672	$(17,281)	$311,734	$27	$(38,520)	$6,253	$704,193

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

During the three and six months ended June 30, 2010, the Company recorded asset and asset-related charges (income) totaling $(2.6) million and $(3.1) million, respectively. These amounts were comprised of the favorable settlement of several previously accrued contractual commitments resulting in recognition of income totaling $5.9 million and $6.4 million during the three and six months ended June 30, 2010, respectively, including $1.9 million of vendor refunds of which $1.0 million was received in cash and $0.9 was recorded as a receivable at June 30, 2010. Offsetting this income was a write-down of sponge-plant related assets totaling $1.4 million during the three and six months ended June 30, 2010, respectively, related to the settlement of these contractual obligations as the Company’s contractors were able to return these assets to their vendors for credit, thereby reducing the Company’s contractual liability. In addition, during the three and six months ended June 30, 2010, the Company recognized additional asset impairments totaling $1.9 million reflecting the decrease in the expected future cash flows of the sponge plant assets.

A summary of the status of the Company’s accrual for additional contractual commitments as of June 30, 2010, and the activity for the six months then ended is as follows:

Sponge-Plant
Contractual
Commitments

Balance as of December 31, 2009	$7,809
Settlements/adjustments	(4,474)
Payments	(1,402)

Balance as of June 30, 2010	$1,933

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2010, and the activity during the six months then ended, is presented below:

Stock Options	Options

Outstanding at December 31, 2009	475,581
Granted	99,580
Forfeited	(767)
Expired	(133)
Exercised	(10,767)

Outstanding at June 30, 2010	563,494

Exercisable at June 30, 2010	345,376

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2010

Risk-free interest rate	2.34%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	66.00%

The weighted-average grant date fair value of stock option awards granted during the six months ended June 30, 2010 was $12.99.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2010, and the activity during the six months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2009	171,387
Granted	66,533
Vested	(73,331)

Nonvested at June 30, 2010	164,589

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2010 was $25.73.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share award activity during the six months ended June 30, 2010 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Activity	Eligible to Receive

Outstanding at December 31, 2009	73,380	146,760
Granted	49,450	98,900
Forfeited	(1,300)	(2,600)

Outstanding at June 30, 2010	121,530	243,060

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the six months ended June 30, 2010 was $38.79.

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

For the six months ended June 30, 2010, the estimated annual effective tax rate applied to ordinary income was (52.1)% compared to a rate of 83.3% for the six months ended June 30, 2009. The negative effective tax rate is principally the result of the mix of foreign and domestic operating results and their relative tax rates. Although these factors are present in both years, the level of expected annual operating results in each period amplifies the rate impact and determines its direction in such period, resulting in a negative rate in 2010 and a positive rate in 2009. To the extent that actual 2010 results for the Company’s domestic and foreign subsidiaries varies from the estimates applied at the end of the most recent interim period, the actual provision for (benefit from) income taxes could differ materially from the forecasted amount used to estimated the tax provision for the six months ended June 30, 2010.

Inclusive of discrete items, the Company recognized a benefit from income taxes of $7,831, or (56.7)% of pretax income, and $3,002, or 69.2% of the pretax loss, for federal, state, and foreign income taxes for the six months ended June 30, 2010 and 2009, respectively. The current year-to-date benefit is expected to reverse in the second half of 2010 based on the Company’s most recent forecast. Discrete items totaling $638 increased the benefit from income taxes for the six months ended June 30, 2010 and were comprised of a $1.6 million charge associated with the recently enacted healthcare legislation with the remainder associated with adjustments to unrecognized tax benefits due to the effective settlement of an income tax examination and other immaterial items. Discrete items totaling $610 reduced the benefit from income taxes for the six months ended June 30, 2009 and were comprised primarily of adjustments to unrecognized tax benefits based upon data that became public during the period.

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

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$10,239	$125	$21,637	$(1,334)
Denominator:
Basic weighted-average shares outstanding	29,903,061	22,898,490	29,885,280	22,887,743
Effect of diluted securities	197,701	72,634	231,952	—

Diluted weighted-average shares outstanding	30,100,762	22,971,124	30,117,232	22,887,743

Earnings (loss) per share:
Basic	$0.34	$0.01	$0.72	$(0.06)
Diluted	$0.34	$0.01	$0.72	$(0.06)

For the three and six months ended June 30, 2010, options to purchase 276,603 and 261,727 shares of Common Stock, at an average price of $46.61 and $47.82, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three and six months ended June 30, 2009, options to purchase 417,715 and 493,220 shares of Common Stock, at an average price of $35.16 and $31.66, respectively, have been excluded from the calculations of diluted earnings per share because their effects were antidilutive.

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

	June 30,	December 31,
	2010	2009

Trade and commercial customers	$63,294	$61,570
Less: Allowance for doubtful accounts	(670)	(646)

Total receivables	$62,624	$60,924

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 62% and 64% of the Company’s inventories as of June 30, 2010 and December 31, 2009, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	June 30,	December 31,
	2010	2009

Raw materials and supplies	$139,369	$145,062
Work-in-process and finished goods	194,285	197,840
LIFO reserve	(64,321)	(76,015)

Total inventories	$269,333	$(266,887)

As of June 30, 2010 and December 31, 2009, the current cost of inventories exceeded their carrying value by $64,321 and $76,015, respectively. The Company’s FIFO inventory value is used to approximate current costs.

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

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2009 and June 30, 2010 was as follows:

	Titanium	Fabrication	Distribution
	Group	Group	Group	Total

Balance at December 31, 2009 and June 30, 2010:
Goodwill	$2,548	$37,386	$9,833	$49,767
Accumulated impairment loss	—	(8,699)	—	(8,699)

Net goodwill	$2,548	$28,687	$9,833	$41,068

Intangibles.  Intangible assets consist of customer relationships as a result of the Company’s previous acquisitions. These intangible assets, which were valued at fair value, are being amortized over 20 years. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2009 and June 30, 2010. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2009 and June 30, 2010 was as follows:

	December 31,		Translation	June 30,
	2009	Amortization	Adjustment	2010

Fabrication Group	$14,299	$(491)	$6	$13,814

Note 10—UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $15,434 and $21,832 as of June 30, 2010 and December 31, 2009, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 11—	OTHER INCOME:

Other income for the three months ended June 30, 2010 and 2009 was $233 and $855, respectively. Other income for the six months ended June 30, 2010 and 2009 was $366 and $1,754, respectively. Other income consists primarily of foreign exchange gains and losses from international operations and fair value adjustments related to the Company’s foreign currency forward contracts. See Note 15 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s foreign currency forward contracts.

Note 12—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three and six months ended June 30, 2010 and 2009 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$451	$398	$902	$796	$178	$128	$356	$256
Interest cost	1,770	1,761	3,540	3,523	550	534	1,100	1,069
Expected return on plan assets	(1,869)	(1,930)	(3,738)	(3,859)	—	—	—	—
Amortization of prior service cost	131	209	262	418	304	304	607	607
Amortization of unrealized gains	701	480	1,402	960	—	—	—	—

Net periodic benefit cost	$1,184	$918	$2,368	$1,838	$1,032	$966	$2,063	$1,932

Note 13—	COMMITMENTS AND CONTINGENCIES:

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $826 to $2,298 in the aggregate. At June 30, 2010 and December 31, 2009, the amounts accrued for future environmental-related costs were $1,458 and $1,546, respectively. Of the total amount accrued at June 30, 2010, $203 is expected to be paid out within the next twelve months, and is included in the other accrued liabilities line of the balance sheet. The remaining $1,255 is recorded in other noncurrent liabilities. During the three and six months ended June 30, 2010, the Company made payments totaling $12 and $90 related to its environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations.

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

During 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. The Company revoked the authorized agent’s authority and is fully cooperating with U.S. Customs to determine the extent to which any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, the Company suspended the filing of new duty drawback claims through the third quarter of 2007. The Company is fully engaged and cooperating with U.S. Customs in an effort to complete this investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, the Company performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, the Company recorded charges totaling $10.5 million to Cost of Sales through December 31, 2009. No additional charges were recorded during the three or six months ended June 30, 2010.

These abovementioned charges represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2009, the Company repaid to U.S. Customs $4.0 million for invalid claims. The Company made additional repayments totaling $0.4 million and $2.7 million during the three and six months ended June 30, 2010, respectively. As a result of these payments, the Company’s liability totaled $2.8 million as of June 30, 2010. While the Company’s internal investigation into these claims is complete, there is not a timetable of which it is aware for when U.S. Customs will conclude its investigation.

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

Additionally, the Company is exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, the Company received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While the Company has the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, the Company has accrued the full amount of the penalties as of December 31, 2009. There was no change to the amount accrued for penalties during the six months ended June 30, 2010.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2009 totaled $3.0 million. During the three and six months ended June 30, 2010, the Company filed additional claims totaling $1.6 million and $1.8 million, respectively. As a result of the open investigation discussed above, the Company has not recognized any credits to cost of sales upon the filing of these new claims. The Company intends to record these credits when payment is received from U.S. Customs until a consistent history of receipts against claims filed has been established.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales:
Titanium Group	$30,556	$27,124	$69,397	$57,427
Intersegment sales	23,291	35,278	47,056	69,029

Total Titanium Group net sales	53,847	62,402	116,453	126,456

Fabrication Group	37,295	26,487	65,897	52,551
Intersegment sales	14,669	14,210	27,431	28,575

Total Fabrication Group net sales	51,964	40,697	93,328	81,126

Distribution Group	38,800	50,743	79,242	100,430
Intersegment sales	817	588	1,281	1,265

Total Distribution Group net sales	39,617	51,331	80,523	101,695

Eliminations	38,777	50,076	75,768	98,869

Total consolidated net sales	$106,651	$104,354	$214,536	$210,408

Operating income (loss):
Titanium Group before corporate allocations	$3,854	$4,496	$20,937	$11,475
Corporate allocations	(2,022)	(2,386)	(4,113)	(5,144)

Total Titanium Group operating income	1,832	2,110	16,824	6,331

Fabrication Group before corporate allocations	1,952	(4,213)	(478)	(8,865)
Corporate allocations	(2,743)	(2,222)	(5,579)	(4,791)

Total Fabrication Group operating loss	(791)	(6,435)	(6,057)	(13,656)

Distribution Group before corporate allocations	2,617	4,488	6,187	8,752
Corporate allocations	(1,565)	(1,766)	(3,181)	(3,809)

Total Distribution Group operating income	1,052	2,722	3,006	4,943

Total consolidated operating income (loss)	$2,093	$(1,603)	$13,773	$(2,382)

	June 30,	December 31,
	2010	2009

Total assets:
Titanium Group	$369,150	$365,725
Fabrication Group	245,849	239,847
Distribution Group	128,482	140,666
General corporate assets	119,712	108,497

Total consolidated assets	$863,193	$854,735

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

As of June 30, 2010, the Company maintained several foreign currency forward contracts, with notional amounts totaling €403, that are used to manage foreign currency exposure related to equipment purchases associated with the Company’s ongoing capital expansion projects. These forward contracts settle throughout 2010. These forward contracts have not been designated as hedging instruments; therefore changes in the fair value of these forward contracts are recorded in current period earnings within other income (expense).

A summary of the Company’s derivative instrument portfolio as of June 30, 2010, is below:

		Statement of
	Designated as	Financial Position	Asset (Liability)
	Hedging Instrument	Location	Fair Value

Foreign currency forward contracts	No	Other current liabilities	$(53)

The Company had no interest rate swaps as of December 31, 2009 or June 30, 2010.

Note 16—	FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, other accrued liabilities, and long-term debt, the carrying value approximates the fair value of these instruments and groupings.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Listed below are the Company’s assets and liabilities, and their fair values, that are measured at fair value on a recurring basis as of June 30, 2010. There were no transfers between levels for the six months ended June 30, 2010.

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$104,327	$—	$—	$104,327
Short-term investments	20,152	—	—	20,152

Total assets	$124,479	$—	$—	$124,479

Foreign currency forward contracts	—	53	—	53

Total liabilities	$—	$53	$—	$53

As of June 30, 2010 the Company had no liabilities that were measured on a non-recurring basis.

Listed below are the Company’s assets, and their fair values, that are measured and recorded on a non-recurring basis as of June 30, 2010, and the losses recorded during the three and six months ended June 30, 2010 on those assets:

					Total	Total
			Significant		Charges for	Charges for
		Quoted	Other	Significant	Three Months	Six Months
	Net Carrying	Market	Observable	Unobservable	Ended	Ended
	Value as of	Prices	Inputs	Inputs	June 30,	June 30,
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	2010	2010

Sponge plant construction-related assets	$2,433	$—	$—	$2,433	$(1,901)	$(1,901)

The Company determined the fair value of its sponge plant-related assets using Level 3 inputs. The fair values of these assets were determined based upon quoted scrap metal prices multiplied by the estimated weight of various metallic components of the assets.

Note 17—	CREDIT AGREEMENT:

The Company maintains a $225 million revolving credit facility under our Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. The Company had no borrowings outstanding under the Credit Agreement during the six months ended June 30, 2010. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “Libor Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, the Company pays a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement.

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

Note 19—	SUBSEQUENT EVENTS:

On July 10, 2010, the Company entered into an amended and restated long-term procurement frame contract with Airbus. Under the terms of the contract, the Company has been selected as a supplier for A350 seat track extrusions through 2020 and has been awarded a five-year work package for A320 flap tracks. Additionally, the Company had provided Airbus flexibility under previously required volumes in 2010 and 2011 and accelerated the move to a market share arrangement where the Company will receive orders for a certain percentage of Airbus’ covered mill products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this annual report, the following factors and risks should also be considered, including, without limitation:

•	the future availability and prices of raw materials,

•	competition in the titanium industry,

•	demand for the Company’s products,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives,

•	changes in the Joint Strike Fighter production schedule,

•	the success of new market development,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	long-term supply agreements and the impact if another party fails to fulfill their requirements under existing contracts or successfully manage its future development and production schedule,

•	the impact of the current titanium inventory overhang throughout the Company’s supply chain,

•	the impact of Boeing 787 Dreamliner® production delays,

•	our ability to attract and retain key personnel,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	global economic activities,

•	the outcome of the U.S. Custom’s investigation,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue, and

•	other statements contained herein that are not historical facts.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended June 30, 2010 and 2009, approximately 43% and 57%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. For the six months ended June 30, 2010 and 2009, approximately 40% and 55%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

Management believes that long-term demand indicators in the titanium industry, driven largely by significant backlog in the commercial aerospace market, remain strong as we move toward the middle of the decade. Recently announced build rate increases by Boeing and Airbus and a small increase in order activity in our titanium mill product business support that belief.

On July 20, 2010, we entered into an amended and restated long-term procurement frame contract with Airbus. Under the terms of the contract, we have been selected as a supplier for A350 seat track extrusions through 2020 and have been awarded a five year work package for A320 flap tracks. Additionally, we have provided Airbus flexibility under previously required volumes in 2010 and 2011 and accelerated the move to a market share arrangement to 2012 where we will receive orders for a certain percentage of Airbus’ covered mill products.

The effects of the cyclicality of the commercial aerospace market are still negatively impacting spot market demand and capacity utilization. Both the Boeing and Airbus supply chains continue to have relatively high inventories created by slower than anticipated production levels over the past two years. We do not expect this inventory overhang to dissipate until at least the end of 2011. That imbalance, together with the recently announced production schedule push out on the F-35, is contributing to significant near-term uncertainty until production levels increase.

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$30.6	$27.1	$3.5	12.9%
Fabrication Group	37.3	26.5	10.8	40.8%
Distribution Group	38.8	50.8	(12.0)	(23.6)%

Total consolidated net sales	$106.7	$104.4	$2.3	2.2%

An increase of 36% in shipments, offset by a 27% decrease in the average realized selling prices of prime mill products to our trade customers, resulted in a $0.2 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to the continued high proportion of sales under long-term agreements with lower contract pricing versus the comparable period in the prior year. Offsetting these impacts was a strengthening in ferro-alloy demand from the specialty steel industry which resulted in a $3.7 million increase in net sales.

The increase in Fabrication Group’s net sales was principally the result of a $5.7 million increase in sales to our energy market customers related to engineered components to support the containment of the oil spill in the Gulf of Mexico, as well as a $5.9 million increase in commercial aerospace sales primarily driven by the Boeing 787 Dreamliner® Pi Box program. These sales increases were partially offset by declines in military programs such as the F-22 and C-17.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the continued slowdown in the commercial aerospace market which has resulted in higher levels of titanium inventory throughout the supply chain. The combination of lower demand and lower realized pricing for the Distribution Group’s titanium products resulted in a $13.1 million reduction in net sales. This decrease was slightly offset by an increase of $1.1 in net sales of the group’s specialty alloys products which was mostly due to increased volume.

Gross Profit (Loss).  Gross profit (loss) for our reportable segments for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$3.9	$6.8	$(2.9)	(42.6)%
Fabrication Group	6.6	(1.3)	7.9	607.7%
Distribution Group	6.4	8.0	(1.6)	(20.0)%

Total consolidated gross profit	$16.9	$13.5	$3.4	25.2%

Excluding the $2.3 million charge in the prior year period associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $5.2 million compared to the prior year. Lower average realized selling prices reduced gross profit by $8.4 million. Further, the Titanium Group’s gross profit was unfavorably impacted by $0.3 million due to lower sales of Titanium Group-sourced inventory by our Fabrication and Distribution Group businesses. These decreases were partially offset by a higher margin sales mix which increased gross profit by $3.0 million. Additionally, gross profit at the Titanium Group was favorably impacted $0.7 million due to higher ferro-alloy demand.

The increase in gross profit for the Fabrication Group was driven by the completion of several engineered components for our energy market customers to support the containment of the oil spill in the Gulf of Mexico and higher commercial aerospace volume, increasing gross profit by $7.9 million. In addition, corrective actions taken to improve manufacturing efficiencies allowed us to achieve higher margins on our energy market projects in the current period.

The decrease in gross profit for the Distribution Group was principally related to lower sales coupled with a decrease in average realized selling prices that exceeded our decline in product cost.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$3.6	$4.2	$(0.6)	(14.3)%
Fabrication Group	7.4	5.1	2.3	45.1%
Distribution Group	5.4	5.3	0.1	1.9%

Total consolidated SG&A expenses	$16.4	$14.6	$1.8	12.3%

The $1.8 million increase in SG&A was primarily related to a $2.8 million increase in salaries and benefits in the current year compared to the prior year, partially offset by a reduction of $0.4 million in professional and consulting expenses. SG&A expense for the three months ended June 30, 2009 included the reversal of $2.2 million of incentive compensation accruals as a result of our decision to eliminate incentive compensation in 2009 in response to the challenging market conditions which existed at the time.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses were $1.0 million and $0.5 million for the three month periods ended June 30, 2010 and 2009, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).  Asset and asset-related charges (income) for the three months ended June 30, 2010 were ($2.6) million. Asset and asset-related charges (income) consist of favorable settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely delayed sponge plant which were offset in part due to the write-down of sponge-plant-related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$1.8	$2.1	$(0.3)	(14.3)%
Fabrication Group	(0.8)	(6.4)	5.6	87.5%
Distribution Group	1.1	2.7	(1.6)	(59.3)%

Total operating income (loss)	$2.1	$(1.6)	$3.7	231.3%

Excluding the $2.3 million charge in the prior year period associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income decreased $2.6 million for the Titanium Group compared to the prior year. The decrease was primarily attributable to lower gross profit due to lower realized selling prices, partially offset by a reduction in SG&A costs.

The reduced operating loss for the Fabrication Group was primarily the result of the completion of several engineered components for our energy market customers to support the containment of the oil spill in the Gulf of Mexico and higher volume on value-added fabricated parts. These increases were partially offset by higher production costs and SG&A expenses during the year as we continue to ramp up the Boeing 787 Dreamliner® Pi Box program.

The decrease in operating income for the Distribution Group was largely due to lower demand in the titanium and other specialty metals markets. The lower demand resulted in decreased realized selling prices that exceeded our decline in product cost.

Other Income.  Other income for the three months ended June 30, 2010 and 2009 was $0.2 million and $0.9 million, respectively. Other income consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the three months ended June 30, 2010 and 2009 was $0.1 million and $0.4 million, respectively. The decrease in interest income was principally related to lower returns on invested cash, as well as lower overall cash balances, compared to the prior year period. Interest expense was $0.3 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the decrease in our long-term debt compared to the prior year as a result of the payoff of our $225 million term loan in September 2009.

Provision for (Benefit from) Income Taxes.  For the six months ended June 30, 2010, the estimated annual effective tax rate applied to ordinary income was (52.1)% compared to a rate of 83.3% for the six months ended June 30, 2009. The negative effective tax rate is principally the result of the mix of foreign and domestic operating results and their relative tax rates. Although these factors are present in both years, the level of expected annual operating results in each period amplifies the rate impact and determines its direction in such period, resulting in a negative rate in 2010 and a positive rate in 2009. To the extent that actual 2010 results for our domestic and foreign subsidiaries varies from the estimates applied at the end of the most recent interim period, the actual provision for (benefit from) income taxes could differ materially from the forecasted amount used to estimated the tax provision for the six months ended June 30, 2010.

Inclusive of discrete items, we recognized a benefit from income taxes of $8.1 million, or (372.3)% of pretax income, and $2.8 million, or 104.7% of the pretax loss, for federal, state, and foreign income taxes for the three months ended June 30, 2010 and 2009, respectively. The current year-to-date benefit is expected to reverse in the second half of 2010 based on our most recent forecast. Discrete items recognized during each of the three months periods were immaterial.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$69.4	$57.4	$12.0	20.9%
Fabrication Group	65.9	52.6	13.3	25.3%
Distribution Group	79.2	100.4	(21.2)	(21.1)%

Total consolidated net sales	$214.5	$210.4	$4.1	1.9%

Excluding the $15.4 million related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s net sales decreased $3.4 million. For our prime mill products, a 25% decrease in average realized selling prices, partially offset by a 14% increase in shipments, resulted in an $8.5 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to the continued high proportion of sales under long-term agreements with lower contract pricing versus the comparable period in the prior year. Partially offsetting these impacts was an increase in ferro-alloy demand from the specialty steel industry which resulted in a $5.1 million increase in net sales.

Excluding the $4.2 million of nonrecurring engineering funds received related to the Boeing 787 Dreamliner® program that were previously paid by the customer, the Fabrication Group’s net sales increased $9.1 million compared to the prior year. The nonrecurring engineering funds were received to offset certain agreed upon tooling expenses to support the Boeing 787 Dreamliner® program. A corresponding amount was recorded in cost of sales during the current period. The increase in net sales was primarily the result of the ramp up in deliveries related to the Boeing 787 Dreamliner® Pi Box program, as well as an increase in deliveries related to other Boeing programs, which have increased net sales $7.1 million. In addition, we have completed several engineered components for our energy market customers in support of the containment of the oil spill in the Gulf of Mexico resulting in a $5.7 million increase in net sales compared to the prior year. These increases were partially offset by decreases in sales supporting various military aircraft programs.

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the continued slowdown in the commercial aerospace market which has resulted in higher levels of titanium inventory throughout the supply chain. The combination of lower demand and lower realized pricing for the Distribution Group’s titanium products resulted in a $21.9 million reduction in net sales, partially offset by a $0.7 million increase in net sales for the Group’s specialty alloys products, mostly due to increased volume.

Gross Profit (Loss).  Gross profit (loss) for our reportable segments for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$22.9	$16.2	$6.7	41.4%
Fabrication Group	8.3	(2.6)	10.9	419.2%
Distribution Group	13.3	16.2	(2.9)	(17.9)%

Total consolidated gross profit	$44.5	$29.8	$14.7	49.3%

Excluding the $15.4 million related to the resolution of Airbus’ 2009 contractual obligations and the $2.5 million charge in the prior year associated with the U.S. Customs investigation of our previously filed duty drawback claims, the Titanium Group’s gross profit decreased $11.2 million. The decrease in the Titanium Group’s gross profit was the result of lower sales levels of prime products reducing gross profit by $2.2 million and lower average realized selling prices reducing gross profit by $15.2 million. Additionally, gross profit at the Titanium Group was unfavorably impacted $0.2 million due to lower sales of Titanium Group-sourced inventory by our Fabrication and Distribution Group businesses. Partially offsetting these decreases, gross profit was favorably impacted by $4.3 million due to a higher margin sales mix and $2.1 million due to higher ferro-alloy demand.

The increase in gross profit for the Fabrication Group was driven by the completion of several engineered components to support the containment of the oil spill in the Gulf of Mexico and higher commercial aerospace volume, increasing gross profit by $9.0 million. In addition, corrective actions taken to improve manufacturing efficiencies allowed us to achieve higher margins on our energy market projects in the current period. These increases were partially offset by incremental ramp up costs as we increase production related to the Boeing 787 Dreamliner® program.

The decrease in gross profit for the Distribution Group was principally related to lower sales coupled with a decrease in average realized selling prices that exceeded our decline in product cost.

Selling, General, and Administrative Expenses.  SG&A for our reportable segments for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$7.4	$8.8	$(1.4)	(15.9)%
Fabrication Group	14.3	11.0	3.3	30.0%
Distribution Group	10.4	11.3	(0.9)	(8.0)%

Total consolidated SG&A expenses	$32.1	$31.1	$1.0	3.2%

The change in SG&A was primarily related to a $1.9 million increase in salaries and benefits in the current year compared to the prior year partially offset by a $0.9 million reduction in professional and consulting expenses. SG&A expense for the six months ended June 30, 2009 included the reversal of $2.2 million of incentive compensation accruals as a result of our decision to eliminate incentive compensation in 2009 in response to the challenging market conditions which existed at the time.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses were $1.8 million and $1.0 million for the six month periods ended June 30, 2010 and 2009, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).  Asset and asset-related charges (income) for the six months ended June 30, 2010 were ($3.1) million. Asset and asset-related charges (income) consist of favorable settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely delayed sponge plant which were offset in part due to the write-down of sponge-plant-related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months
	Ended
	June 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$16.8	$6.3	$10.5	166.7%
Fabrication Group	(6.1)	(13.6)	7.5	55.1%
Distribution Group	3.1	4.9	(1.8)	(36.7)%

Total operating income (loss)	$13.8	$(2.4)	$16.2	675.0%

Excluding the $15.4 million related to the resolution of Airbus’ 2009 contractual obligations and the $2.5 million charge in the prior year associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income decreased $7.4 million for the Titanium Group compared to the prior year. The decrease was primarily attributable to lower gross profit due to lower volume and realized selling prices, partially offset by a reduction in SG&A costs.

The reduced operating loss for the Fabrication Group was the result of the completion of several engineered components for our energy market customers to support the containment of the oil spill in the Gulf of Mexico and higher volume on value-added fabricated parts. These increases were partially offset by higher production costs and SG&A expenses during the year as we continue to ramp up the Boeing 787 Dreamliner® Pi Box program.

The decrease in operating income for the Distribution Group was largely due to lower demand in the titanium market. The lower demand resulted in decreased realized selling prices that exceeded our decline in product cost. This decrease was partially offset by a decrease in compensation-related expenses and other cost management actions.

Other Income.  Other income for the six months ended June 30, 2010 and 2009 was $0.4 million and $1.8 million, respectively. Other income consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the six months ended June 30, 2010 and 2009 was $0.2 million and $1.1 million, respectively. The decrease was principally related to lower returns on invested cash, as well as lower overall cash balances, compared to the prior year period. Interest expense was $0.6 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the decrease in our long-term debt compared to the prior year as a result of the payoff of our $225 million term loan in September 2009.

Provision for (Benefit from) Income Taxes.  For the six months ended June 30, 2010, the estimated annual effective tax rate applied to ordinary income was (52.1)% compared to a rate of 83.3% for the six months ended June 30, 2009. The negative effective tax rate is principally the result of the mix of foreign and domestic operating results and their relative tax rates. Although these factors are present in both years, the level of expected annual operating results in each period amplifies the rate impact and determines its direction in such period, resulting in a negative rate in 2010 and a positive rate in 2009. To the extent that actual 2010 results for our domestic and foreign subsidiaries varies from the estimates applied at the end of the most recent interim period, the actual provision for (benefit from) income taxes could differ materially from the forecasted amount used to estimated the tax provision for the six months ended June 30, 2010.

Inclusive of discrete items, we recognized a benefit from income taxes of $7.8 million, or (56.7)% of pretax income, and $3.0 million, or 69.2% of the pretax loss, for federal, state, and foreign income taxes for the six months ended June 30, 2010 and 2009, respectively. The current year-to-date benefit is expected to reverse in the second half of 2010 based on our most recent forecast. Discrete items totaling $0.6 million increased the benefit from income taxes for the six months ended June 30, 2010 and were comprised of a $1.6 million charge associated with the recently enacted healthcare legislation with the remainder associated with adjustments to unrecognized tax benefits due to the effective settlement of an income tax examination and other immaterial items. Discrete items totaling $0.6 million reduced the benefit from income taxes for the six months ended June 30, 2009 and were comprised primarily of adjustments to unrecognized tax benefits based upon data that became public during the period.

Liquidity and Capital Resources

In connection with our long-term supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $140 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $6 million remaining on the Canton melting facility and expect it will begin operations in 2011. We have capital expenditures of approximately $60 million remaining related to the Martinsville, Virginia facility and anticipate that it will begin production in 2012. We expect this facility to enable us to enhance our throughput and shorten our lead times on certain products, primarily titanium sheet and plate. We continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

We maintain a $225 million revolving credit facility under our Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. We had no borrowings outstanding under the Credit Agreement during the six months ended June 30, 2010. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “Libor Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, we pay a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement.

The Credit Agreement financial covenants and rates are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (2.7) at June 30, 2010. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 167.1 at June 30, 2010. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. Based on our Consolidated EBITDA for the twelve months ended June 30, 2010, we could borrow up to $72 million plus any additional amount that may be available as a result of our Net Debt position (as defined in the Credit Agreement). At June 30, 2010, we were in compliance with our financial covenants under the Credit Agreement.

While our current financial forecasts indicate we will maintain our compliance with these covenants, certain events, some of which are beyond our control, including further long-term delays in the Boeing 787 Dreamliner® or JSF production schedule, or deeper reductions in global aircraft demand, may cause us to be in default of one or more of the covenants in the future. In the event of a default under our Credit Agreement, absent a waiver from our lenders or an amendment to our Credit Agreement, the interest rate on the Credit Agreement could increase materially. Such a development could have a material adverse impact on our Consolidated Financial Statements if we were to borrow under the Credit Agreement. In addition, a failure to maintain our financial covenants may impair our ability to borrow under our Credit Agreement. If we default or anticipate an expected future default under one or more of our covenants, we will need to renegotiate our Credit Agreement, seek other sources of liquidity, or both.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $104.3 million, short-term investments of $20.2 million, and our undrawn $225 million revolving credit facility will provide us sufficient liquidity to meet our operating needs and current capital expansion plans.

Cash provided by operating activities.  Cash provided by operating activities for the six months ended June 30, 2010 and 2009 was $16.3 million and $19.0 million, respectively. This decrease in cash provided by operating activities was primarily due to increased cash used for working capital purposes, primarily due to increases in inventory and accounts receivable and a decrease in accounts payable.

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities for the six months ended June 30, 2010 and 2009, was $31.8 million and $(85.2) million, respectively. The increase in cash provided by (used in) investing activities is principally related to the sale of $45 million in short-term investments and a significant decrease in our capital expenditures compared to the same period in the prior year as we have slowed the pace of construction at our Martinsville, Virginia rolling facility to match market conditions.

Cash provided by financing activities.  Cash provided by financing activities for the six months ended June 30, 2010 and 2009, was $0.1 million and $0.9 million, respectively. This decrease was primarily due to no borrowings on our credit facility during the six months ended June 30, 2010 as compared to $1.2 million in borrowings during the same period in the prior year.

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

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, we recorded charges totaling $10.5 million to cost of sales through December 31, 2009. No additional charges were recorded during the three and six months ended June 30, 2010.

These abovementioned charges represent our current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2009, we had repaid to U.S. Customs $4.0 million for invalid claims. We made additional repayments totaling $0.4 million and $2.7 million during the three and six months ended June 30, 2010, respectively. As a result of these payments, the Company’s liability totaled $2.8 million as of June 30, 2010. While our internal investigation into these claims is complete, there is not a timetable of which we are aware for when U.S. Customs will conclude its investigation.

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

Additionally, we are exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, we received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While we have the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, we have accrued the full amount of the penalty as of December 31, 2009. There was no change to the amount accrued for penalties during the six months ended June 30, 2010.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2009 totaled $3.0 million. During the three and six months ended June 30, 2010, we filed additional claims totaling $1.6 million and $1.8 million, respectively. As a result of the open investigation discussed above, we have not recognized any credits to cost of sales upon the filing of these new claims. We intend to record these credits when payment is received from U.S. Customs until a consistent history of receipts against claims filed has been established.

Backlog

The Company’s order backlog for all markets was approximately $288 million as of June 30, 2010, as compared to $342 million at December 31, 2009. Of the backlog at June 30, 2010, approximately $157 million is likely to be realized over the remainder of 2010. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.8 million to $2.3 million in the aggregate. At both June 30, 2010 and December 31, 2009, the amount accrued for future environmental-related costs was $1.5 million. Of the total amount accrued at June 30, 2010, $0.2 million is expected to be paid out within the next twelve months and is included in the other accrued liabilities line of the balance sheet. The remaining $1.3 million recorded in other noncurrent liabilities. During the six months ended June 30, 2010, we made payments totaling $0.1 million related to our environmental liabilities.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended June 30, 2010. At June 30, 2010, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities for the three months ended June 30, 2010 and June 30, 2009 were 11,328 and 226 shares, respectively.

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
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

Dated: August 4, 2010

INDEX TO EXHIBITS

Exhibit
No.		Description

10	.1*	Employment agreement, dated May 17, 2010, between the Company and James L. McCarley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A for the event dated May 17, 2010.
10	.2*	Form of indemnification agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A for the event dated May 17, 2010.
31.1		Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.