Form 10-Q
period 2010-09-30
RTI INTERNATIONAL METALS INC
filed 2010-11-03
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
  Yes ☐      No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of October 29, 2010 was 30,119,344.

RTI INTERNATIONAL METALS, INC AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$102,593	$100,247	$317,129	$310,655
Cost and expenses:
Cost of sales	88,418	82,426	258,482	263,047
Selling, general, and administrative expenses	15,771	15,384	47,828	46,526
Research, technical, and product development expenses	783	466	2,536	1,493
Asset and asset-related charges (income)	(151)	—	(3,262)	—

Operating income (loss)	(2,228)	1,971	11,545	(411)
Other income (expense)	(519)	252	(153)	2,006
Interest income	127	257	358	1,325
Interest expense	(264)	(7,231)	(828)	(12,007)

Income (loss) before income taxes	(2,884)	(4,751)	10,922	(9,087)
Provision for income taxes	13,891	3,901	6,060	899

Net income (loss)	$(16,775)	$(8,652)	$4,862	$(9,986)

Earnings (loss) per share:
Basic	$(0.56)	$(0.35)	$0.16	$(0.42)

Diluted	$(0.56)	$(0.35)	$0.16	$(0.42)

Weighted-average shares outstanding:
Basic	29,933,615	24,643,301	29,901,657	23,588,555

Diluted	29,933,615	24,643,301	30,143,031	23,588,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$113,634	$56,216
Short-term investments	20,257	65,042
Receivables, less allowance for doubtful accounts of $677 and $646	53,306	60,924
Inventories, net	274,759	266,887
Deferred income taxes	25,914	21,237
Other current assets	7,034	21,410

Total current assets	494,904	491,716
Property, plant, and equipment, net	254,605	252,301
Goodwill	41,339	41,068
Other intangible assets, net	13,851	14,299
Deferred income taxes	51,811	53,814
Other noncurrent assets	1,077	1,537

Total assets	$857,587	$854,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,035	$39,193
Accrued wages and other employee costs	17,504	9,796
Unearned revenues	15,211	21,832
Current liability for post-retirement benefits	2,476	2,476
Current liability for pension benefits	140	140
Other accrued liabilities	19,241	30,518

Total current liabilities	96,607	103,955
Long-term debt	48	81
Noncurrent liability for post-retirement benefits	35,320	34,530
Noncurrent liability for pension benefits	26,146	28,102
Deferred income taxes	62	244
Other noncurrent liabilities	7,556	8,617

Total liabilities	165,739	175,529

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,852,598 and 30,724,351 shares issued; 30,121,657 and 30,010,998 shares outstanding	309	307
Additional paid-in capital	443,611	439,361
Treasury stock, at cost; 730,941 and 713,353 shares	(17,341)	(16,996)
Accumulated other comprehensive loss	(29,690)	(33,563)
Retained earnings	294,959	290,097

Total shareholders’ equity	691,848	679,206

Total liabilities and shareholders’ equity	$857,587	$854,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$4,862	$(9,986)
Adjustment for non-cash items included in net income:
Depreciation and amortization	16,600	15,985
Asset and asset-related charges (income)	(1,332)	—
Deferred income taxes	(2,462)	(11,571)
Stock-based compensation	3,099	3,668
Excess tax benefits from stock-based compensation activity	(350)	(439)
Gain on sale of property, plant and equipment	(345)	—
Other	267	102
Changes in assets and liabilities:
Receivables	7,104	15,363
Inventories	(9,498)	5,423
Accounts payable	2,730	5,635
Income taxes payable	177	(9)
Unearned revenue	(2,499)	(3,510)
Other current assets and liabilities	13,159	(4,408)
Other noncurrent assets and liabilities	99	485

Cash provided by operating activities	31,611	16,738

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	1,433	—
Purchase of short-term investments	(215)	(40,000)
Sale of short-term investments	45,000	—
Capital expenditures	(22,859)	(63,362)

Cash provided by (used in) investing activities	23,359	(103,362)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	983	51
Excess tax benefits from stock-based compensation activity	350	439
Financing fees	—	(300)
Borrowings on long-term debt	—	1,181
Repayments on long-term debt	(33)	(243,449)
Purchase of common stock held in treasury	(345)	(88)
Proceeds from equity offering, net	—	127,423

Cash provided by (used in) financing activities	955	(114,743)

Effect of exchange rate changes on cash and cash equivalents	1,493	1,651

Increase (decrease) in cash and cash equivalents	57,418	(199,716)
Cash and cash equivalents at beginning of period	56,216	284,449

Cash and cash equivalents at end of period	$113,634	$84,733

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other
						Comprehensive Income
						(Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional			Available	Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	For Sale	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Investments	Liability	Translation	Total

Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$42	$(39,932)	$6,327	$679,206
Net Income	—	—	—	—	4,862	—	—	—	4,862
Foreign currency translation	—	—	—	—	—	—	—	1,744	1,744
Unrealized gain on investments	—	—	—	—	—	13	—	—	13
Benefit plan amortization	—	—	—	—	—	—	2,116	—	2,116

Comprehensive income									8,735
Shares issued for directors’ compensation	16,763	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	3,099	—	—	—	—	—	3,099
Treasury stock purchased at cost	(13,288)	—	—	(345)	—	—	—	—	(345)
Exercise of employee options	57,776	1	982	—	—	—	—	—	983
Forefeiture of restricted stock awards	(4,300)	—	—	—	—		—	—	—
Tax benefits from stock-based compensation activity	—	—	71	—	—	—	—	—	71
Shares issued for employee stock purchase plan	3,938	—	98	—	—	—	—	—	98

Balance at September 30, 2010	30,121,657	$309	$443,611	$(17,341)	$294,959	$55	$(37,816)	$8,071	$691,848

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of RTI International Metals, Inc. and its subsidiaries (the “Company” or “RTI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these financial statements contain all of the adjustments of a normal and recurring nature considered necessary to state fairly the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K.

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

Notes to Condensed Consolidated Financial Statements
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

In December 2009, the Company announced that it had indefinitely delayed the construction of its premium-grade titanium sponge production facility in Hamilton, Mississippi. The indefinite delay was identified as a triggering event for an asset impairment test. The Company reviewed the assets for recoverability and determined that the assets were impaired. At that time, the Company had spent approximately $66.9 million related to the construction of the facility and had additional contractual commitments of approximately $7.8 million. The Company determined the fair value of the assets to be $5.8 million. As a result, the Company recorded an asset and asset-related impairment charge of $68.9 million in December 2009. These assets were not placed into service, therefore no depreciation expense related to them had been recognized. The $7.8 million of additional contractual commitments was recorded within other accrued liabilities within the Company’s Consolidated Balance Sheet at December 31, 2009.

During the three and nine months ended September 30, 2010, the Company recorded asset and asset-related charges (income) totaling $(0.2) million and $(3.3) million, respectively. These amounts were comprised of the favorable settlement of several previously accrued contractual commitments resulting in recognition of income totaling $0.2 million and $6.6 million during the three and nine months ended September 30, 2010, respectively, including $1.9 million of vendor refunds, all of which was received in cash during the nine months ended September 30, 2010. Offsetting this income was a write-down of sponge-plant related assets totaling $1.4 million during the nine months ended September 30, 2010. These assets were recorded in conjunction with the above-mentioned additional contractual commitments and were written-down due to the settlement of these contractual commitments as the Company’s contractors were able to return these assets to their vendors for credit, thereby reducing the Company’s contractual commitments and, to a lesser extent, its sponge-plant related assets. There were no such write-downs during the three months ended September 30, 2010. In addition, during the nine months ended September 30, 2010, the Company recognized additional asset impairments totaling $1.9 million reflecting the decrease in the expected future cash flows of the sponge plant assets. There were no such asset impairments recognized during the three months ended September 30, 2010.

A summary of the status of the Company’s accrual for additional contractual commitments as of September 30, 2010, and the activity for the nine months then ended is as follows:

Sponge-Plant
Asset
Commitments

Balance as of December 31, 2009	$7,809
Settlements/adjustments	(4,625)
Payments	(1,402)

Balance as of September 30, 2010	$1,782

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2010, and the activity during the nine months then ended, is presented below:

Stock Options	Options

Outstanding at December 31, 2009	475,581
Granted	114,830
Forfeited	(7,902)
Expired	(17,032)
Exercised	(57,776)

Outstanding at September 30, 2010	507,701

Exercisable at September 30, 2010	281,468

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2010

Risk-free interest rate	2.26%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	66.00%

The weighted-average grant date fair value of stock option awards granted during the nine months ended September 30, 2010 was $12.88.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2010, and the activity during the nine months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2009	171,387
Granted	66,533
Vested	(73,331)
Forfeited	(4,300)

Nonvested at September 30, 2010	160,289

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2010 was $25.73.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share award activity during the nine months ended September 30, 2010 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Activity	Eligible to Receive

Outstanding at December 31, 2009	73,380	146,760
Granted	49,450	98,900
Forfeited	(5,300)	(10,600)

Outstanding at September 30, 2010	117,530	235,060

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant date fair value of performance shares awarded during the nine months ended September 30, 2010 was $38.79.

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

The quarterly income tax provision is ordinarily comprised of tax on ordinary income using the most recent estimated annual effective tax rate, adjusted for the effect of discrete items. At September 30, 2010 however, the Company’s low level of expected 2010 pretax income produces significant variability in the annual effective tax rate and a tax charge that would significantly exceed year-to-date pretax income. Accordingly, the income tax charge recognized through the third quarter is the amount of tax expense associated with actual results generated through the nine month period ended September 30, 2010.

The provision for income taxes for the nine months ended September 30, 2010 reflects a discrete period effective tax rate applied to ordinary income of 62.4%. The annual effective tax rate computed in the same period in 2009 was zero. These rates differ from the federal statutory rate of 35% principally as a result of the mix of domestic income and foreign losses benefited at lower tax rates.

Inclusive of discrete items, the Company recognized a provision for federal, state and foreign income taxes of $6.1 million, or 55.5% of pretax income, and $0.9 million, or (9.9)% of pretax income, for the nine month periods ended September 30, 2010 and 2009, respectively. Discrete items totaling $0.8 million reduced the provision for income taxes for the nine months ended September 30, 2010 and were comprised of a $1.6 million charge associated with the enacted healthcare legislation with the remainder associated with adjustments to unrecognized tax benefits due to the effective settlement of an income tax examination and other immaterial items. The provision for the prior year to date period was comprised entirely of discrete items of tax attributable to adjustments to unrecognized tax benefits and normal adjustments for tax returns filed during the period.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
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

Actual weighted-average shares of common stock outstanding used in the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$(16,775)	$(8,652)	$4,862	$(9,986)
Denominator:
Basic weighted-average shares outstanding	29,933,615	24,643,301	29,901,657	23,588,555
Effect of diluted securities	—	—	241,374	—

Diluted weighted-average shares outstanding	29,933,615	24,643,301	30,143,031	23,588,555

Earnings (loss) per share:
Basic	$(0.56)	$(0.35)	$0.16	$(0.42)
Diluted	$(0.56)	$(0.35)	$0.16	$(0.42)

For the three and nine months ended September 30, 2010, options to purchase 546,240 and 269,746 shares of Common Stock, at an average price of $30.72 and $46.92, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three and nine months ended September 30, 2009, options to purchase 511,620 and 498,526 shares of Common Stock, at an average price of $30.86 and $31.41, respectively, have been excluded from the calculations of diluted earnings per share because their effects were antidilutive.

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

	September 30,	December 31,
	2010	2009

Trade and commercial customers	$53,983	$61,570
Less: Allowance for doubtful accounts	(677)	(646)

Total receivables	$53,306	$60,924

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 62% of the Company’s inventories as of both September 30, 2010 and December 31, 2009. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	September 30,	December 31,
	2010	2009

Raw materials and supplies	$132,529	$145,062
Work-in-process and finished goods	202,377	197,840
LIFO reserve	(60,147)	(76,015)

Total inventories	$274,759	$266,887

As of September 30, 2010 and December 31, 2009, the current cost of inventories exceeded their carrying value by $60,147 and $76,015, respectively. The Company’s FIFO inventory value is used to approximate current costs.

Note 9—	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company does not amortize goodwill; however, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during 2010, nor have there been any events throughout 2010 which would indicate a potential impairment has occurred, uncertainties or other factors that could result in a potential impairment in future periods include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace programs the Company currently supplies, including the Joint Strike Fighter program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost-efficient manner may also impact the results of a future impairment test.

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2009 and September 30, 2010 was as follows:

	Titanium	Fabrication	Distribution
	Group	Group	Group	Total

Balance at December 31, 2009:
Goodwill	$2,548	$37,386	$9,833	$49,767
Accumulated impairment loss	—	(8,699)	—	(8,699)

Net goodwill	2,548	28,687	9,833	41,068
Translation adjustment	—	271	—	271
Balance at September 30, 2010:
Goodwill	2,548	37,657	9,833	50,038
Accumulated impairment loss	—	(8,699)	—	(8,699)

Net goodwill	$2,548	$28,958	$9,833	$41,339

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
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

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2009 and September 30, 2010. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2009 and September 30, 2010 was as follows:

	December 31,		Translation	September 30,
	2009	Amortization	Adjustment	2010

Fabrication Group	$14,299	$(734)	$286	$13,851

Note 10—	UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $15,211 and $21,832 as of September 30, 2010 and December 31, 2009, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 11—	OTHER INCOME (EXPENSE):

Other income (expense) for the three months ended September 30, 2010 and 2009 was $(519) and $252, respectively. Other income (expense) for the nine months ended September 30, 2010 and 2009 was $(153) and $2,006, respectively. Other income consists primarily of foreign exchange gains and losses from international operations and fair value adjustments related to the Company’s foreign currency forward contracts. See Note 15 to the Company’s Condensed Consolidated Financial Statements for further information on the Company’s foreign currency forward contracts.

Note 12—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three and nine months ended September 30, 2010 and 2009 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$451	$397	$1,353	$1,193	$178	$127	$534	$383
Interest cost	1,770	1,762	5,310	5,285	550	535	1,650	1,604
Expected return on plan assets	(1,869)	(1,929)	(5,607)	(5,788)	—	—	—	—
Amortization of prior service cost	131	209	393	627	303	303	910	910
Amortization of unrealized gains	702	481	2,104	1,441	—	—	—	—

Net periodic benefit cost	$1,185	$920	$3,553	$2,758	$1,031	$965	$3,094	$2,897

Note 13—	COMMITMENTS AND CONTINGENCIES:

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

parts of gas turbine engines, the Company maintains aircraft products liability insurance of $350 million, which includes grounding liability.

Tronox LLC Litigation

In connection with our now indefinitely delayed plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, in 2008, a subsidiary of ours entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride (“TiCl4”), the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009. On September 23, 2009, the subsidiary of the Company filed a complaint in the United States Bankruptcy Court for the Southern District of New York against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, and on February 9, 2010 the Bankruptcy Court issued an order granting the motion. The Company’s subsidiary has appealed the order, as it believes that its claims seeking termination and/or rescission of the supply agreement and companion ground lease on grounds of breach of warranty, nondisclosure, mistake and breach of duty of good faith and fair dealing are meritorious; however, due to the inherent uncertainties of litigation and because of the pending appeal, the ultimate outcome of the matter is uncertain. Pending the outcome of this litigation, management estimates that additional future contractual expenses could be up to $36 million.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $770 to $2,242 in the aggregate. At September 30, 2010 and December 31, 2009, the amounts accrued for future environmental-related costs were $1,403 and $1,546, respectively. Of the total amount accrued at September 30, 2010, $148 is expected to be paid out within the next twelve months, and is included in other accrued liabilities. The remaining $1,255 is recorded in other noncurrent liabilities. During the three and nine months ended September 30, 2010, the Company made payments totaling $55 and $145 related to its environmental liabilities.

As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
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

Concurrent with the U.S. Customs investigation, the Company performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, the Company recorded charges totaling $10.5 million to Cost of Sales through December 31, 2009. No additional charges were recorded during the three or nine months ended September 30, 2010.

These above-mentioned charges represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2009, the Company repaid to U.S. Customs $4.0 million for invalid claims. The Company made additional repayments totaling $2.7 million during the nine months ended September 30, 2010. As a result of these payments, the Company’s liability totaled $2.8 million as of September 30, 2010. While the Company’s internal investigation into these claims is complete, there is not a timetable of which it is aware for when U.S. Customs will conclude its investigation.

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

Additionally, the Company is exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, the Company received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While the Company has the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, the Company has accrued the full amount of the penalties as of December 31, 2009. There was no change to the amount accrued for penalties during the nine months ended September 30, 2010.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2009 totaled $3.0 million. During the three and nine

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

months ended September 30, 2010, the Company filed additional claims totaling $3.7 million and $5.5 million, respectively. As a result of the open investigation discussed above, the Company has not recognized any credits to cost of sales upon the filing of these new claims. The Company intends to record these credits when payment is received from U.S. Customs until a consistent history of receipts against claims filed has been established.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales:
Titanium Group	$32,263	$28,853	$101,660	$86,280
Intersegment sales	20,006	25,586	67,062	94,615

Total Titanium Group net sales	52,269	54,439	168,722	180,895

Fabrication Group	34,116	27,334	100,013	79,885
Intersegment sales	12,753	15,986	40,184	44,561

Total Fabrication Group net sales	46,869	43,320	140,197	124,446

Distribution Group	36,214	44,060	115,456	144,490
Intersegment sales	835	598	2,116	1,863

Total Distribution Group net sales	37,049	44,658	117,572	146,353

Eliminations	33,594	42,170	109,362	141,039

Total consolidated net sales	$102,593	$100,247	$317,129	$310,655

Operating income (loss):
Titanium Group before corporate allocations	$3,633	$3,591	$24,570	$15,066
Corporate allocations	(2,328)	(2,569)	(6,441)	(7,713)

Total Titanium Group operating income	1,305	1,022	18,129	7,353

Fabrication Group before corporate allocations	187	1,898	(291)	(6,968)
Corporate allocations	(3,205)	(2,394)	(8,784)	(7,185)

Total Fabrication Group operating loss	(3,018)	(496)	(9,075)	(14,153)

Distribution Group before corporate allocations	1,268	3,349	7,455	12,101
Corporate allocations	(1,783)	(1,904)	(4,964)	(5,712)

Total Distribution Group operating income	(515)	1,445	2,491	6,389

Total consolidated operating income (loss)	$(2,228)	$1,971	$11,545	$(411)

	September 30,	December 31,
	2010	2009

Total assets:
Titanium Group	$370,622	$365,725
Fabrication Group	248,938	239,847
Distribution Group	124,273	140,666
General corporate assets	113,754	108,497

Total consolidated assets	$857,587	$854,735

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
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

As of September 30, 2010, the Company maintained foreign currency forward contracts, with notional amounts totaling €403, to manage foreign currency exposure related to equipment purchases associated with the Company’s ongoing capital expansion projects. These forward contracts settle throughout 2010. These forward contracts have not been designated as hedging instruments; therefore changes in the fair value of these forward contracts are recorded in current period earnings within other income (expense).

A summary of the Company’s derivative instrument portfolio as of September 30, 2010, is below:

	Designated as	Balance Sheet
	Hedging Instrument	Location	Asset Fair Value

Foreign currency forward contracts	No	Other current assets	$4

The Company had no interest rate swaps as of September 30, 2010.

Note 16—	FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, other accrued liabilities, and long-term debt, the carrying value approximates the fair value of these instruments and groupings.

The Financial Accounting Standards Board (“FASB”) defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data and which requires the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its cash equivalents. The Company had no derivative instruments at December 31, 2009.

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Listed below are the Company’s assets and their fair values that are measured at fair value on a recurring basis as of September 30, 2010. There were no liabilities that are measured at fair value on a recurring basis as of September 30, 2010. There were no transfers between levels for the nine months ended September 30, 2010.

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$113,634	$—	$—	$113,634
Short-term investments	20,257	—	—	20,257
Foreign currency forward contracts	—	4	—	4

Total assets	$133,891	$4	$—	$133,895

As of September 30, 2010 the Company had no liabilities that were measured on a non-recurring basis.

Listed below are the Company’s assets, and their fair values, that are measured and recorded on a non-recurring basis as of September 30, 2010, and the losses recorded during the nine months ended September 30, 2010 on those assets.

					Total	Total
			Significant		Charges for	Charges for
	Net Carrying	Quoted	Other	Significant	Three Months	Nine Months
	Value as of	Market	Observable	Unobservable	Ended	Ended
	September 30,	Prices	Inputs	Inputs	September 30,	September 30,
	2010	(Level 1)	(Level 2)	(Level 3)	2010	2010

Sponge plant construction-related assets	$1,545	$—	$—	$1,545	$—	$(1,901)

The Company determined the fair value of its sponge plant-related assets using Level 3 inputs. The fair values of these assets were determined based upon quoted scrap metal prices multiplied by the estimated weight of various metallic components of the assets.

Note 17—	CREDIT AGREEMENT:

The Company maintains a $225 million revolving credit facility under its Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. The Company had no borrowings outstanding under the Credit Agreement during the nine months ended September 30, 2010 or 2009. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “Libor Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, the Company pays a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon the Company’s Consolidated Net Debt to Consolidated EBITDA, as defined in the Credit Agreement. Based upon the Company’s Consolidated EBITDA for the twelve months ended September 30, 2010, the Company could borrow up to $98 million under the Credit Agreement.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
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

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the condensed Consolidated Financial Statements and condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “intends,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	the future availability and prices of raw materials,

•	competition in the titanium industry,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives,

•	changes in the Joint Strike Fighter production schedule,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	long-term supply agreements and the impact if another party fails to fulfill their requirements under existing contracts or successfully manage its future development and production schedule,

•	the impact of the current titanium inventory overhang throughout the Company’s supply chain,

•	the impact of Boeing 787 Dreamliner® production delays,

•	our ability to attract and retain key personnel,

•	legislative challenges to the Specialty Metals Clause of the Berry Amendment,

•	labor matters,

•	global economic activities,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue,

•	demand for the Company’s products, and

•	other statements contained herein that are not historical facts.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended September 30, 2010 and 2009, approximately 38% and 47%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. For the nine months ended September 30, 2010 and 2009, approximately 40% and 52%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

Management believes that long-term demand indicators in the titanium industry, driven largely by significant backlog in the commercial aerospace market, remain strong as we move toward the middle of the decade. Recently announced build rate increases by Boeing and Airbus and a small increase in order activity in our titanium mill product business support that belief. In addition, we continue to win incremental value-added packages in validation of our strategy to move further up the value chain.

On July 20, 2010, we entered into an amended and restated long-term procurement frame contract with Airbus. Under the terms of the contract, we have been selected as a supplier for A350 seat track extrusions through 2020 and have been awarded a five-year work package for A320 flap tracks. Additionally, we have provided Airbus flexibility under previously required volumes in 2010 and 2011, and accelerated the move to a market share arrangement from 2015 to 2012, wherein we will receive orders for a certain percentage of Airbus’ covered mill products.

The effects of the cyclicality of the commercial aerospace market are still negatively impacting spot market demand and capacity utilization. Both the Boeing and Airbus supply chains continue to have relatively high inventories created by slower than anticipated production levels over the past two years. We expect the inventory overhang and destocking in the supply chain to abate during the second half of 2011 and shipments to increase significantly thereafter. However, until production levels increase, we continue to see significant near-term uncertainty in the industry.

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$32.3	$28.9	$3.4	11.8%
Fabrication Group	34.1	27.3	6.8	24.9%
Distribution Group	36.2	44.0	(7.8)	(17.7)%

Total consolidated net sales	$102.6	$100.2	$2.4	2.4%

An increase of 57% in shipments of prime mill products to our trade customers, offset by a 31% decrease in the average realized selling prices of these products, resulted in a $2.1 million increase in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to the increased mix of lower priced forged products and the continued high proportion of sales under long-term agreements with lower contract pricing versus the comparable period in the prior year. A strengthening in ferro-alloy demand from the specialty steel industry resulted in an additional $1.3 million increase in net sales.

The increase in the Fabrication Group’s net sales was principally the result of an $11.6 million increase in commercial aerospace sales primarily driven by the Boeing 787 Dreamliner® Pi Box program ramp-up. This favorable volume impact was partially offset by a $3.6 million decrease in our energy market revenues, as our energy market customers continued to slow their activity in the wake of the recent drilling moratorium and the relatively low level of oil prices. In addition, the favorable volume was also impacted by a decline in our military shipments, as the F-22 and C-17 programs continue to wind down.

The decrease in the Distribution Group’s net sales was principally driven by lower demand due to higher than required levels of titanium inventory throughout the supply chain, which is a result of the slowdown in the commercial and military aircraft markets. The Group’s titanium products net sales were $10.3 million lower than the prior year. This decrease was slightly offset by a $2.5 million increase in net sales of the Group’s specialty alloys products, primarily due to an increase in volume.

Gross Profit.  Gross profit for our reportable segments for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$5.7	$5.9	$(0.2)	(3.4)%
Fabrication Group	3.5	5.3	(1.8)	(34.0)%
Distribution Group	5.0	6.6	(1.6)	(24.2)%

Total consolidated gross profit	$14.2	$17.8	$(3.6)	(20.2)%

The decrease in the Titanium Group’s gross profit was primarily related to lower average realized selling prices which reduced gross profit by $3.3 million. This decrease was largely offset by a higher margin sales mix which increased gross profit by $2.3 million, and higher volume which increased gross profit by $0.6 million. Additionally, gross profit at the Titanium Group was favorably impacted by $0.2 million due to higher ferro-alloy demand.

The decrease in the Fabrication Group’s gross profit was principally the result of production related inefficiencies, scrap, and yield costs associated with the production ramp-up of the Boeing 787 Dreamliner® Pi Box program.

The decrease in the Distribution Group’s gross profit was principally related to lower titanium sales levels in the commercial and military aircraft markets coupled with a decrease in average realized selling prices, which exceeded our decline in product cost.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$3.8	$4.5	$(0.7)	(15.6)%
Fabrication Group	6.5	5.7	0.8	14.0%
Distribution Group	5.5	5.2	0.3	5.8%

Total consolidated SG&A expenses	$15.8	$15.4	$0.4	2.6%

The increase in SG&A expenses was primarily related to a $2.1 million increase in salaries and benefits in the current year compared to the prior year, due in large part to accrued incentive compensation in the current year. SG&A expenses for the three months ended September 30, 2009 did not include incentive compensation accruals as a result of our decision to eliminate certain cash incentive compensation in 2009 in response to the challenging market conditions which existed at the time. This increase was partially offset by a reduction of $1.7 million in professional and consulting expenses.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses were $0.8 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).  Asset and asset-related charges (income) for the three months ended September 30, 2010 were $(0.2) million. Asset and asset-related charges (income) consist of favorable settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely delayed sponge plant which were offset in part due to the write-down of sponge-plant-related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$1.3	$1.0	$0.3	30.0%
Fabrication Group	(3.0)	(0.5)	(2.5)	(500.0)%
Distribution Group	(0.5)	1.5	(2.0)	(133.3)%

Total operating (loss) income	$(2.2)	$2.0	$(4.2)	(210.0)%

The increase in the Titanium Group’s operating income was primarily attributable to lower SG&A costs partially offset by higher research, technical, and product development spending and lower gross profit due to lower realized selling prices.

The increase in Fabrication Group’s operating loss for the quarter was principally the result of decreased gross profit resulting from production inefficiencies, scrap, and yield costs associated with the ramp-up of the Boeing 787 Dreamliner® Pi Box program, as well as increased SG&A expenses.

The decrease in the Distribution Group’s operating income was largely due to lower demand in the titanium and other specialty metals markets. The lower demand resulted in decreased realized selling prices which exceeded our decline in product cost.

Other Income (Expense).  Other income (expense) for the three months ended September 30, 2010 and 2009 was $(0.5) million and $0.3 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the three months ended September 30, 2010 and 2009 was $0.1 million and $0.3 million, respectively. The decrease in interest income was principally related to lower returns on invested cash, as well as lower overall cash balances, compared to the prior year period. Interest expense was $0.3 million and $7.2 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the decrease in our long-term debt compared to the prior year as a result of the payoff of our $225 million term loan in September 2009. In addition, interest expense in 2009 included a $4.9 million charge for the termination of our interest rate swap agreements and a $0.8 million write-off of deferred financing fees as a result of the payoff of our $225 million term loan.

Provision for Income Taxes.  We recognized a provision for federal, state and foreign income taxes of $13.9 million and $3.9 million related to pretax losses of $2.9 million and $4.8 million for the three months ended September 30, 2010 and 2009, respectively.

This increased charge for the three month period ended September 30, 2010 reflects the recapture of the benefit recorded for the six months ended June 30, 2010 based upon an estimate of the annual effective tax rate of (52.1%) applied to year to date income and a charge for tax expense associated with actual results generated through the nine months ended September 30, 2010. Discrete items of tax included in the three month period ended September 30, 2010 and 2009 were not material.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$101.7	$86.3	$15.4	17.8%
Fabrication Group	100.0	79.9	20.1	25.2%
Distribution Group	115.4	144.5	(29.1)	(20.1)%

Total consolidated net sales	$317.1	$310.7	$6.4	2.1%

Excluding the $15.4 million payment related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s net sales were comparable to the prior year. A 29% decrease in average realized selling prices of prime mill products to our trade customers, partially offset by a 29% increase in shipments of these products, resulted in a $6.5 million reduction in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to an increased mix of lower priced forged products and the continued high proportion of sales under long-term agreements with lower contract pricing versus the comparable period in the prior year. Offsetting these impacts was an increase in ferro-alloy demand from the specialty steel industry.

Excluding the $4.2 million of nonrecurring engineering funds received related to the Boeing 787 Dreamliner® program that were previously paid by the customer, the Fabrication Group’s net sales increased $15.9 million compared to the prior year. The nonrecurring engineering funds were received to offset certain agreed upon tooling expenses to support the Boeing 787 Dreamliner® program. A corresponding amount was recorded in cost of sales during the current year. The increase in the Fabrication Group’s net sales was principally the result of a $22.5 million increase in commercial aerospace sales, primarily driven by the Boeing 787 Dreamliner® Pi Box program ramp-up as well as other Boeing programs. Additionally, the Company completed several engineered components to support the containment of the oil spill in the Gulf of

Mexico. These favorable impacts were partially offset by a decline in our military shipments as the F-22, C-17, and other programs continue to wind down.

The decrease in the Distribution Group’s net sales was principally driven by lower demand due to higher than required levels of titanium inventory throughout the supply chain, which is a result of the slowdown in the commercial and military aircraft markets. The Group’s titanium products net sales were $32.1 million lower than the same period a year ago, partially offset by a $3.0 million increase in net sales for the Group’s specialty alloys products, mostly due to increased volume.

Gross Profit.  Gross profit for our reportable segments for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$28.6	$22.1	$6.5	29.4%
Fabrication Group	11.8	2.7	9.1	337.0%
Distribution Group	18.2	22.8	(4.6)	(20.2)%

Total consolidated gross profit	$58.6	$47.6	$11.0	23.1%

Excluding the $15.4 million payment related to the resolution of Airbus’ 2009 contractual obligations and the $2.5 million charge in the prior year associated with the U.S. Customs investigation of our previously-filed duty drawback claims, the Titanium Group’s gross profit decreased $11.4 million. The decrease in the Titanium Group’s gross profit was the result of lower sales levels of prime products, reducing gross profit by $1.2 million, and lower average realized selling prices, reducing gross profit by $22.3 million. Partially offsetting these decreases, gross profit at the Titanium Group was favorably impacted $9.6 million due to a higher margin product mix and $2.3 million due to higher ferro-alloy demand. Additionally, the Titanium Group was favorably impacted $0.2 million due to higher sales of Titanium Group-sourced inventory by our Fabrication and Distribution Group businesses.

The increase in gross profit for the Fabrication Group was primarily driven by the completion of several engineered components to support the containment of the oil spill in the Gulf of Mexico, increasing gross profit by $10.6 million. In addition, the favorable volume, led by the ramp-up of the Boeing 787 Dreamliner® Pi Box program, increased gross profit by $3.9 million, compared to the first nine months of 2009. However, these favorable impacts were partially offset by production inefficiencies, scrap, and yield costs associated with the production ramp-up of the Boeing 787 Dreamliner® Pi Box program.

The decrease in the Distribution Group’s gross profit was primarily related to lower titanium sales levels in the commercial and military aircraft markets, coupled with a decrease in average realized selling prices that exceeded our decline in product cost.

Selling, General, and Administrative Expenses.  SG&A for our reportable segments for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$11.2	$13.4	$(2.2)	(16.4)%
Fabrication Group	20.9	16.7	4.2	25.1%
Distribution Group	15.7	16.4	(0.7)	(4.3)%

Total consolidated SG&A expenses	$47.8	$46.5	$1.3	2.8%

The increase in SG&A expenses was primarily related to a $3.8 million increase in salaries and benefits in the current year compared to the prior year, due in large part to accrued incentive compensation in the current year. SG&A expenses for the nine months ended September 30, 2009 did not include incentive compensation accruals as a result of our decision to eliminate certain cash incentive compensation in 2009 in response to the challenging market conditions which existed at the time. This increase is partially offset by a reduction of $2.5 million in professional and consulting expenses.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses were $2.5 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).  Asset and asset-related charges (income) for the nine months ended September 30, 2010 were $(3.3) million. Asset and asset-related charges (income) consist of favorable settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely delayed sponge plant which were offset in part due to the write-down of sponge-plant-related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months
	Ended
	September 30,		$ Increase/	% Increase/
(In millions except percents)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$18.1	$7.4	$10.7	144.6%
Fabrication Group	(9.1)	(14.2)	5.1	35.9%
Distribution Group	2.5	6.4	(3.9)	(60.9)%

Total operating income (loss)	$11.5	$(0.4)	$11.9	2975.0%

Excluding the $15.4 million payment related to the resolution of Airbus’ 2009 contractual obligations and the $2.5 million charge in 2009 associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income decreased $7.2 million for the Titanium Group compared to the prior year. The decrease was primarily attributable to lower gross profit due to lower volume and lower realized selling prices.

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

The decrease in the Distribution Group’s operating income was largely due to lower demand in the titanium markets. The lower demand resulted in decreased realized selling prices that exceeded our decline in product cost. This decrease was partially offset by a decrease in compensation-related expenses and other cost management actions.

Other Income (Expense).  Other income (expense) for the nine months ended September 30, 2010 and 2009 was $(0.2) million and $2.0 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts.

Interest Income and Interest Expense.  Interest income for the nine months ended September 30, 2010 and 2009 was $0.4 million and $1.3 million, respectively. The decrease was principally related to lower returns on invested cash, as well as lower overall cash balances, compared to the prior year period. Interest expense was $0.8 million and $12.0 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the decrease in our long-term debt compared to the prior year as a result of the payoff of our $225 million term loan in September 2009. In addition, interest expense in 2009 included a $4.9 million charge for the termination of our interest rate swap agreements and a $0.8 million write-off of deferred financing fees as a result of the payoff of our $225 million term loan.

Provision for Income Taxes.  We recognized a provision for federal, state and foreign income taxes of $6.1 million and $0.9 million related pretax income (loss) of $10.9 million and $(9.1) million for the nine months ended September 30, 2010 and 2009, respectively.

The provision for income taxes for the nine months ended September 30, 2010 reflects a discrete period effective tax rate applied to ordinary income of 62.4%. The annual effective tax rate computed in the same period in 2009 was zero. These rates differ from the federal statutory rate of 35% principally as a result of the mix of domestic income and foreign losses benefited at lower tax rates.

Discrete items totaling $0.8 million reduced the provision for income taxes for the nine months ended September 30, 2010 and were comprised of a $1.6 million charge associated with the enacted healthcare legislation with the remainder associated with adjustments to unrecognized tax benefits due to the effective settlement of an income tax examination, and other immaterial items. The provision for the prior year to date period was comprised entirely of discrete items of tax attributable to adjustments to unrecognized tax benefits and normal adjustments for tax returns filed during the period.

Liquidity and Capital Resources

In connection with our long-term supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $140 million. The Niles melting facility is substantially complete, while we have capital spending of approximately $5 million remaining on the Canton melting facility and expect it will begin operations in 2011. We have capital expenditures of approximately $55 million remaining related to the Martinsville, Virginia facility and anticipate that it will begin production in 2012. We expect this facility to enable us to enhance our throughput and shorten our lead times on certain products, primarily titanium sheet and plate. We continually evaluate market conditions as we move forward with these capital projects in an effort to match our operational capabilities with anticipated demand.

We maintain a $225 million revolving credit facility under our Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. We had no borrowings outstanding under the Credit Agreement during the nine months ended September 30, 2010. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “Libor Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, we pay a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement.

The Credit Agreement financial covenants and rates are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (5.0) at September 30, 2010. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 116.5 at September 30, 2010. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. Based on our Consolidated EBITDA for the twelve months ended September 30, 2010, we could borrow up to $98 million under the Credit Agreement. At September 30, 2010, we were in compliance with our financial covenants under the Credit Agreement.

While our current financial forecasts indicate we will maintain our compliance with these covenants, certain events, some of which are beyond our control, including further long-term delays in the Boeing 787 Dreamliner® or JSF production schedule, or deeper reductions in global aircraft demand, may cause us to be in default of one or more of the covenants in the future. In the event of a default under our Credit Agreement, absent a waiver from our lenders or an amendment to our Credit Agreement, the interest rate on the Credit Agreement could increase materially. Such a development could have a material adverse impact on our results of operations, financial position and cash flows if we were to borrow under the Credit Agreement. In addition, a failure to maintain our financial covenants may impair our ability to borrow under our Credit Agreement. If we default or anticipate an expected future default under one or more of our covenants, we will need to renegotiate our Credit Agreement, seek other sources of liquidity, or both.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $113.6 million, short-term investments of $20.3 million, and our undrawn $225 million revolving credit facility, combined with internally generated funds will provide us sufficient liquidity to meet our operating needs and current capital expansion plans.

Cash provided by operating activities.  Cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $31.6 million and $16.7 million, respectively. This increase is primarily due to the increase in our net income for the nine months ended September 30, 2010, partially offset by increased inventories.

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities for the nine months ended September 30, 2010 and 2009, was $23.4 million and $(103.4) million, respectively. This change is due primarily to the sale of short-term investments totaling $45.0 million in the nine months ended September 30, 2010 compared to a purchase of short-term investments totaling $40.0 million in the same period in the prior year. Additionally, we have had a significant decrease in our capital expenditures compared to the same period in the prior year as we have slowed the pace of construction at our Martinsville, Virginia rolling facility to match market conditions.

Cash provided by (used in) financing activities.  Cash provided by (used in) financing activities for the nine months ended September 30, 2010 and 2009, was $1.0 million and $(114.7) million, respectively. The Company has not had significant financing activities during the nine months ended September 30, 2010. Financing activities utilized cash in 2009 as a result of our repayment of all outstanding amounts, totaling $243.4 million, under our $225 million term loan, Canadian credit facility, and Canadian interest-free loan agreement, partially offset by the $127.4 million in net proceeds from our equity offering.

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

Historically, the Company recognized a credit to cost of sales when it received notification from its agent that a claim had been filed and received by U.S. Customs. For the period from January 1, 2001 through March 31, 2007, the Company recognized a reduction to cost of sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on the Company’s behalf.

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

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, we recorded charges totaling $10.5 million to cost of sales through December 31, 2009. No additional charges were recorded during the three or nine months ended September 30, 2010.

These abovementioned charges represent our current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2009, we had repaid to U.S. Customs $4.0 million for invalid claims. We made additional repayments totaling $2.7 million during the nine months ended September 30, 2010. As a result of these payments, the Company’s liability totaled $2.8 million as of September 30, 2010. While our internal investigation into these claims is complete, there is not a timetable of which we are aware for when U.S. Customs will conclude its investigation.

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

Additionally, we are exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, we received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While we have the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, we have accrued the full amount of the penalty as of December 31, 2009. There was no change to the amount accrued for penalties during the nine months ended September 30, 2010.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2009 totaled $3.0 million. During the three and nine months ended September 30, 2010, we filed additional claims totaling $3.7 million and $5.5 million, respectively. As a result of the open investigation discussed above, we have not recognized any credits to cost of sales upon the filing of these new claims. We intend to record these credits when payment is received from U.S. Customs until a consistent history of receipts against claims filed has been established.

Backlog

The Company’s order backlog for all markets was approximately $346 million as of September 30, 2010, as compared to $342 million at December 31, 2009. Of the backlog at September 30, 2010, approximately $91 million is likely to be realized over the remainder of 2010. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Tronox LLC Litigation

In connection with our now indefinitely delayed plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, in 2008, a subsidiary of ours entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride (“TiCl4”), the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009. On September 23, 2009, a subsidiary of the Company filed a complaint in the United States Bankruptcy Court for the Southern District of New York against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, and on February 9, 2010 the Bankruptcy Court issued an order granting the motion. The Company’s subsidiary has appealed the order, as it believes that its claims seeking termination and/or rescission of the supply agreement and companion ground lease on grounds of breach of warranty, nondisclosure, mistake and breach of duty of good faith and fair dealing are meritorious; however, due to the inherent uncertainties of litigation and because of the pending appeal, the ultimate outcome of the matter is uncertain. Pending the outcome of this litigation, management estimates that additional future contractual expenses could be up to $36 million, including a potential charge of up to $8.3 million during the three months ended December 31, 2010, related to disputed 2011 payments under this contract.

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

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.8 million to $2.2 million in the aggregate. At September 30, 2010 and December 31, 2009, the amounts accrued for future environmental-related costs were $1.4 and $1.5 million, respectively. Of the total amount accrued at September 30, 2010, $0.1 million is expected to be paid out within the next twelve months and is included in other accrued liabilities. The remaining $1.3 million is recorded in other noncurrent liabilities. During the three and nine months ended September 30, 2010, we made payments totaling $0.1 million related to our environmental liabilities.

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

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fluctuations in our income tax obligations and effective income tax rate may result in volatility of our earnings and stock price

We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our effective income tax rate (calculated by application of U.S. GAAP) in a given financial statement period may be materially impacted by changes in the mix and level of earnings. As a result, there could be ongoing variability period to period in our income tax rates and reported net income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended September 30, 2010. At September 30, 2010, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities during the three months ended September 30, 2010, were 1,960. No shares of Common Stock were surrendered to satisfy tax liabilities during the three months ended September 30, 2009.

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
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

Dated: November 3, 2010

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Amended and Restated Procurement Frame Contract between EADS Deutschland GmbH and RTI International Metals, Inc. dated July 20, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated July 22, 2010.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.