Form 10-K
period 2010-12-31
RTI INTERNATIONAL METALS INC
filed 2011-03-01
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $711 million as of June 30, 2010. The closing price of the Corporation’s common stock (“Common Stock”) on June 30, 2010, as reported on the New York Stock Exchange was $24.11.

The number of shares of Common Stock outstanding at January 31, 2011 was 30,168,104.

Documents Incorporated by Reference:

Selected Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.  Business

The Company

The Company is a leading producer and global supplier of titanium mill products and a manufacturer of fabricated titanium and specialty metal components for the national and international aerospace, defense, energy, and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI”, and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

Industry Overview

Titanium’s physical characteristics include a high strength-to-weight ratio, high temperature performance, and superior corrosion and erosion resistance. Relative to other metals, it is particularly effective in extremely harsh conditions. Given these properties, its scope of potential uses would be much broader than current uses but for its higher cost of production as compared to other metals. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Traditionally, a majority of the U.S. titanium industry’s output has been used in aerospace applications. However, in recent years, significant quantities of the industry’s output have been used in non-aerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, medical products, consumer products, and non-aerospace military applications such as heavy artillery.

The U.S. titanium industry’s reported shipments were approximately 77 million pounds in 2008, approximately 60 million pounds in 2009, and are estimated to be approximately 82 million pounds in 2010. Demand from all major market segments is expected to increase in 2011 due to the ongoing recovery from the global economic downturn and progress made by manufacturers on next generation aircraft such as the Airbus A350XWB and A380, Boeing 787, and Lockheed Martin F-35; however, this increase is expected to be muted until the inventory overhang and destocking in the commercial aerostructure supply chain abate during the second half of 2011. The cyclical nature of the aerospace and defense industries have been the principal cause of the fluctuations in the demand for titanium-related products.

In the Company’s experience, aircraft manufacturers and their subcontractors generally order titanium mill products six to eighteen months in advance of final aircraft production. This long lead time is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine. Therefore, titanium demand from commercial aerospace is likely to precede any expected increase or decrease in aircraft production.

The following is a summary of the Company’s proportional sales to each of the three major markets it serves and a discussion of events occurring within those markets:

	2010	2009	2008

Commercial Aerospace	53%	44%	50%
Defense	30%	40%	34%
Industrial and Consumer	17%	16%	16%

Commercial Aerospace

In 2010, the Company’s sales to the commercial aerospace market were approximately 53% of consolidated net sales, compared to 44% in 2009 and 50% in 2008. Historically, growth in this market was the result of increased world-wide air travel, driving not only increased aircraft production but also larger aircraft with higher titanium content than previous models. Going forward, forecasted changes in global demographics, coupled with the need for more fuel efficient aircraft given higher energy costs and increased competition, are anticipated to drive significant growth in demand for new aircraft, as well as an expected replacement cycle of older aircraft. The leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 6,995 aircraft on order at the end of 2010, a 2% increase from the prior year. This increase was driven by strong orders for single aisle aircraft placed in the second half of 2010. This order backlog represents approximately seven years of production, at current build rates, for both Airbus and Boeing. According to Aerospace Market News, reported deliveries of large commercial aircraft by Airbus and Boeing totaled 972 in 2010, 979 in 2009, and 852 in 2008. Further, The Airline Monitor forecasts deliveries of large commercial jets for Airbus and Boeing of approximately, 1,048 in 2011, 1,221 in 2012, and 1,275 in 2013.

Airbus is now producing the largest commercial aircraft, the A380, and Boeing expects deliveries of the new 787 Dreamliner® to begin in late 2011. Additionally, Airbus has launched another new aircraft, the A350XWB, to compete with Boeing’s 787 models. The A350XWB is expected to go into service in late 2013. All three of these new aircraft will use substantially more titanium per aircraft than on any other commercial aircraft. As production of these new aircraft increases, titanium demand is expected to grow to levels significantly above previous peak levels.

Defense

Defense markets represented approximately 30% of the Company’s revenues in 2010, compared to 40% in 2009 and 34% in 2008. Military aircraft make extensive use of titanium and other specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F-22, F-18, F-15, and the F-35 Joint Strike Fighter (“JSF”); and European fighters such as the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the C-17 and A400M also use significant quantities of these metals.

The JSF is set to become the fighter for the 21st century with expected production exceeding 3,000 aircraft over the life of the program. In 2007, the Company was awarded a long-term contract extension from Lockheed Martin to support full-rate production of the JSF through 2020. Under the contract, the Company will supply the first eight million pounds of titanium mill products annually as the program fully ramps up, which is expected in 2015. The products the Company will supply include sheet, plate, and billet.

In addition to aerospace defense requirements, there are numerous titanium applications on ground vehicles and artillery, driven by its armoring (greater strength) and mobility (lighter weight) enhancements. An example of these qualities is the light-weight Howitzer artillery program which began full-rate production in 2005. The Company is the principal titanium supplier for the Howitzer under a contract with BAE Systems through the first quarter of 2014.

Industrial & Consumer

Industrial & Consumer markets provided approximately 17% of the Company’s revenue in 2010 compared to 16% in 2009 and 2008. These sales consist primarily of shipments to the energy sector from the Fabrication Group and continued shipments of ferro titanium to the steel industry from the Titanium Group.

In the energy sector, demand for the Company’s products for oil and gas extraction, including deep-drilling exploration and production, increased in 2010 as we completed several complex engineered components to support the containment of the oil spill in the Gulf of Mexico; however, demand had decreased in 2009 as the price of oil fell from its record high in 2008. Although there is uncertainty in the near-term outlook for oil exploration, demand for these products is expected to resume growing in the medium-term from the further development of energy from deepwater and difficult-to-reach locations around the globe. As the complexity of oil and gas exploration and production increases, the expected scope of potential uses for titanium-based structures and components is expected to increase.

Growth in developing nations, such as China, India, and the Middle East, has stimulated increased demand from the chemical process industry for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants. While we do not currently participate in these markets due to the nature of our product line, increased demand for these products results in increased titanium demand overall.

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

The mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, and industrial and consumer markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. In 2010, approximately 38% of the Titanium Group’s products were sold to the Company’s Fabrication and Distribution Groups, compared to 53% in 2009 and 43% in 2008, where value-added services are performed on such parts prior to their ultimate shipment to the customer. The decrease in sales to the Fabrication and Distribution Groups in 2010 was primarily due to continued soft demand for the Distribution Group’s titanium products reducing its demand for mill products from the Titanium Group.

In connection with the Company’s long-term supply agreements for the JSF program and the Airbus family of commercial aircraft, it is constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $140 million. The Niles melting facility is substantially complete, while the Company has capital spending of approximately $5 million remaining on the Canton melting facility and expects it will begin operations in 2011. The Company has capital expenditures of approximately $50 million remaining related to the Martinsville, Virginia facility and anticipates that the rolling mill and forging cell associated with this project will begin production in 2012. The Company expects this facility to enable it to enhance its throughput and shorten its lead times on certain products, primarily titanium sheet and plate. The Company continually evaluates market conditions as it moves forward with these capital projects in an effort to match its operational capabilities with anticipated demand.

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

When titanium products and fabrications are involved in a project, the Titanium Group and the Fabrication Group coordinate their varied capabilities to provide the best materials solution for its customers. An example of this is the Company’s light-weight Howitzer artillery program. The Titanium Group is providing the titanium mill products to the Fabrication Group, which in turn is providing extrusions, hot-formed parts, and machined components that are packaged as a kit by the Distribution Group and sent to BAE Systems for final assembly. This contract was awarded to the Company in 2005 for deliveries which extend through the first quarter of 2014.

The amount and percentage of the Company’s consolidated net sales represented by each Group for the past three years are summarized in the following table:

	2010		2009		2008
(dollars in millions)	$	%	$	%	$	%

Titanium Group	$142.9	33.1%	$107.6	26.4%	$202.0	33.1%
Fabrication Group	134.4	31.1%	106.2	26.0%	146.8	24.1%
Distribution Group	154.5	35.8%	194.2	47.6%	261.1	42.8%

Total consolidated net sales	$431.8	100.0%	$408.0	100.0%	$609.9	100.0%

Operating income (loss) and the percentage of consolidated operating income (loss) contributed by each Group for the past three years are summarized in the following table:

	2010		2009		2008
(dollars in millions)	$	%	$	%	$	%

Titanium Group	$18.4	130.5%	$(68.1)	78.0%	$61.8	70.7%
Fabrication Group	(7.6)	(53.9)%	(26.3)	30.1%	2.0	2.3%
Distribution Group	3.3	23.4%	7.1	(8.1)%	23.6	27.0%

Total consolidated operating income (loss)	$14.1	100.0%	$(87.3)	100.0%	$87.4	100.0%

The Company’s total consolidated assets identified with each Group as of December 31 are summarized in the following table:

(dollars in millions)	2010	2009	2008

Titanium Group	$367.6	$365.7	$375.0
Fabrication Group	246.9	239.8	224.5
Distribution Group	120.9	140.7	155.8
General Corporate(1)	371.5	108.5	273.9

Total consolidated assets	$1,106.9	$854.7	$1,029.2

(1)	Consists primarily of unallocated cash, short-term investments, and deferred tax assets.

The Company’s long-lived assets by geographic area as of December 31 are summarized in the following table:

(dollars in millions)	2010	2009	2008

United States	$243.8	$229.4	$262.6
Canada	73.1	73.8	65.6
England	5.5	5.4	5.4
France	0.4	0.6	0.7

Total consolidated long-lived assets	$322.8	$309.2	$334.3

Exports

The majority of the Company’s exports consists of titanium mill products, extrusions, and machined extrusions used in aerospace markets. The Company’s export sales were 34%, 36%, and 31% of net sales for the years ended December 31, 2010, 2009, and 2008, respectively. Such sales were made primarily to Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Backlog

The Company’s order backlog for all markets was approximately $347 million as of December 31, 2010, as compared to $342 million at December 31, 2009. Of the backlog at December 31, 2010, approximately $328 million is likely to be realized in 2011. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Raw Materials

The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and various alloying agents. The Company sources its raw materials from a number of domestic and foreign titanium suppliers under long-term contracts and other negotiated transactions. Currently, the majority of the Company’s titanium sponge requirements are sourced from foreign suppliers. Requirements for titanium sponge, scrap, alloys, and other metallics vary depending upon the volume and mix of final products. The Company’s cold-hearth melting process provides it with the flexibility to consume a wider range of metallics, thereby reducing its need for purchased titanium sponge.

The Company currently has supply agreements for certain critical raw materials. These supply agreements are with suppliers located in or for products made in Japan, Kazakhstan, and the United States, and allow the Company to purchase certain quantities of raw materials at either annually negotiated prices or, in some cases, fixed prices that may be subject to certain underlying input cost adjustments. Purchases under these contracts are denominated in U.S. Dollars; however, in some cases, the provisions of the contracts include potential price adjustments based on the extent that the Yen to U.S. Dollar exchange rate falls outside of a specified range. These contracts expire at various periods through 2021. The Company purchases the balance of its raw materials opportunistically on the spot market as needed. The Company believes it has adequate sources of supply for titanium sponge, scrap, alloying agents, and other raw materials to meet its short and medium-term needs.

Business units in the Fabrication and Distribution Groups obtain the majority of their titanium mill product requirements from the Titanium Group. Other metallic requirements are generally sourced from the best available supplier at competitive market prices.

Competition and Other Market Factors

The titanium metals industry is a highly competitive and cyclical global business. Titanium competes with other material, including certain stainless steel, other nickel-based high temperature and corrosion resistant alloys, and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry, although it would either need to acquire intermediate product from an existing source or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end-use applications, especially in aerospace, require rigorous testing, approvals, and customer certification prior to purchase that would require a significant investment of time and capital coupled with extensive technical expertise, given the complexity of the specifications often required by customers.

The aerospace consumers of titanium products tend to be very large and highly concentrated. Boeing, Airbus, Lockheed Martin, Bombardier, and Embraer manufacture airframes. General Electric, Pratt & Whitney, and Rolls Royce build jet engines. Through the direct purchase from these companies and their family of specialty subcontractors, they account for a majority of aerospace products for large commercial aerospace and defense applications.

Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe, and China. The Company participates directly in the titanium mill product business primarily through its Titanium Group. The Company’s principal competitors in the aerospace titanium mill product market are Allegheny Technologies Incorporated (“ATI”) and Titanium Metals Corp. (“TIE”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (“VSMPO”), based in Russia. TIE and certain Japanese producers are the

Company’s principal competitors in the industrial and emerging markets. The Company competes primarily on the basis of price, quality of products, technical support, and the availability of products to meet customers’ delivery schedules.

Competition for the Fabrication and Distribution Groups is primarily on the basis of price, quality, timely delivery, and customer service. The Company’s principal competitors in the aerospace titanium fabricated component market are GKN Aerospace PLC (LSE: “GKN”), Triumph Group Inc. (“TRI”), LMI Aerospace (“LMIA”), and Ducommun Inc. (“DCO”). The Company believes that the business units in the Fabrication and Distribution Groups are well-positioned to continue to compete and grow due to the range of goods and services offered, their demonstrated expertise, and the increasing synergy with the Titanium Group for product and technical support.

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

The United States Government is required by 10 U.S.C. § 2533b, “Requirement to buy strategic materials critical to national security from American sources” (the “Specialty Metals Clause”), to use domestically-melted titanium for military applications. The law, which dates back to the Berry Amendment of 1973, is important to the Company in that it supports the domestic specialty metals industry. Although the Specialty Metals Clause was comprehensively revised in the 2007 Defense Authorization Act (the “2007 Act”), the subject was reopened in the 2007-2008 legislative session as a result of dissatisfaction, on both sides of the debate, with how the 2007 Act was being implemented by the Department of Defense. Consequently, new provisions under the National Defense Authorization Act for Fiscal Year 2008 (“2008 Act”) reflect a compromise on domestic source requirements for specialty metals.

The 2008 Act provided an important clarification for the specialty metals industry in that it affirmed that the Specialty Metals Clause does apply to commercial off-the-shelf-items such as: specialty metals mill products like titanium bar, billet, slab, and sheet; forgings and castings of specialty metals (unless incorporated into a commercial off-the-shelf item or subassembly); and fasteners (unless incorporated into commercial off-the-shelf end items or subassemblies). The 2008 Act does provide for a de minimis exception whereby defense agencies may accept an item containing up to 2% noncompliant metal, based on the total weight of all of the specialty metals in an item. This exception might apply, for example, to small specialty metal parts in a jet engine if the source of the parts cannot be ascertained. Finally, the 2008 Act revised the rules for granting compliance waivers when compliant materials are not available such that the Department of Defense must reexamine previously granted waivers (which the specialty metals industry challenged as overly broad) and amend them, if necessary, to comply with the 2008 Act. The 2008 Act also required greater “transparency” in the use of the waiver process and requires the Department of Defense to report to Congress on the first and second anniversaries of the legislation concerning the types of items that are being procured under the new commercial off-the-shelf exception.

The Company believes that the compromises contained in the 2008 Act provide a fair and workable solution bridging the biggest concerns on both sides of the debate. The Company, together with the specialty metals industry as a whole, is closely monitoring the implementation of the 2008 Act to see that the Specialty Metals Clause continues to ensure a reliable, domestic source of supply for products that are critical to national security.

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

The principal goals of the Company’s research programs are advancing technical expertise in the production of titanium mill and fabricated products, and developing innovative solutions to customer needs through new and improved mill and value-added products. The Company’s research, technical, and product development expenses totaled $3.3 million, $2.0 million, and $2.1 million in 2010, 2009, and 2008, respectively.

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

Employees

At December 31, 2010, the Company and its subsidiaries had 1,534 employees, 624 of whom were classified as administrative and sales personnel. Of the total number of employees, 642 employees were in the Titanium Group, 667 in the Fabrication Group, 159 in the Distribution Group, and 66 in RTI Corporate.

The United Steelworkers of America (“USW”) represents 331 of the hourly, clerical and technical employees at the Company’s plant in Niles, Ohio. The current Labor Agreement with the USW is set to expire on June 30, 2013. Hourly employees at the Company’s facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). There are 161 employees in the bargaining unit. The current labor contract with the IAMAW was approved on February 15, 2011, and expires on February 19, 2015. No other Company employees are represented by a union.

Executive Officers of the Registrant

Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2010.

Name	Age	Title

Dawne S. Hickton	53	Vice Chair, President and Chief Executive Officer
James L. McCarley	47	Executive Vice President of Operations
Stephen R. Giangiordano	53	Executive Vice President of Technology and Innovation
William T. Hull	53	Senior Vice President and Chief Financial Officer
William F. Strome	55	Senior Vice President of Finance and Administration
Chad Whalen	36	Vice President, General Counsel and Secretary

Biographies

Ms. Hickton was appointed Vice Chair, President and Chief Executive Officer in October 2009. She had served as Vice Chair and Chief Executive Officer since April 2007, Senior Vice President and Chief Administrative Officer since July 2005, Secretary since April 2004, and Vice President and General Counsel since June 1997. Prior to joining the Company, Ms. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law, and was employed at U.S. Steel Corporation from 1983 through 1994.

Mr. McCarley was appointed Executive Vice President — Operations in May 2010. He had served as the Chief Executive Officer of General Vortex Energy, Inc., which is a private developer of engine and combustion technologies, from September 2009 to May 2010. From 1987 to 2009, Mr. McCarley served in a variety of management roles at Wyman Gordon, a division of Precision Castparts Corporation, a global manufacturer of complex metal components, most recently as Division President of Wyman Gordon — West from 2008 to 2009 and Vice President & General Manager from 2006 to 2008.

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

Mr. Strome was appointed Senior Vice President of Finance and Administration in October 2009. He had served as Senior Vice President of Strategic Planning and Finance since November 2007. Prior to joining the Company, Mr. Strome served as a Principal focusing on environmental development projects at Laurel Mountain Partners, L.L.C. Prior to joining Laurel in 2006, Mr. Strome served as Senior Managing Director and Group Head, Diversified Industrials at the investment banking firm Friedman, Billings, Ramsey & Co., Inc. From 1981 to 2001, Mr. Strome was employed by PNC Financial Services Group, Inc. in various legal capacities and most recently managed PNC’s corporate finance advisory activities and its mergers and acquisitions services.

Mr. Whalen was appointed Vice President, General Counsel and Secretary in February 2007. Mr. Whalen practiced corporate law at the law firm of Buchanan Ingersoll & Rooney PC from 1999 until joining the Company.

Available Information

Our Internet address is www.rtiintl.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). All filings are available at the SEC’s Public Reference Room at 100 F Street,

NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make available on our website our corporate governance documents, including the Company’s Code of Business Ethics, governance guidelines, and the charters for various board committees.

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

We are subject to risks associated with global economic and political uncertainties.

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

A substantial amount of revenue is derived from the commercial aerospace and defense industries and a limited number of customers.

More than 80% of our annual revenue is derived from the commercial aerospace and defense industries. Of this amount, Boeing, through multiple contracts with various company subsidiaries covering varying periods, accounted for approximately 10.2% of our consolidated net sales in 2010. Within those industries are a relatively small number of consumers of titanium products. Those industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services. Some of our customers are particularly sensitive to the level of government spending on defense-related products. Government programs are dependent upon the continued availability of appropriations which are approved on an annual basis. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand for defense-related titanium products. In addition, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations. Many of our customers are dependent on the commercial airline industry which has shown to be subject to significant economic and political challenges due to threats or acts of terrorism, rising or volatile fuel costs, pandemics, or other outbreaks of infectious diseases, aggressive competition, global economic slowdown, and other factors. In addition, new aerospace and defense platforms under which we have a contract to supply our products may be subject to production delays which affect the timing of the delivery of our products for such platforms. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither we nor our customers may be able to project or plan in a timely manner for the impact of these events.

Continued U.S. budget deficits could result in significant defense spending cuts and a reduction in the Joint Strike Fighter program.

A significant amount of our current capital spending and our forecasted revenue is associated with the Joint Strike Fighter program. Continued record U.S. Federal budget deficits could result in significant pressure to reduce the annual defense budget, potentially including delays or cancellations of major programs. Significant delays in the ramp up of the Joint Strike Fighter program, or a reduction in the total number of aircraft produced, could have a material adverse impact on our results of operations, financial position, and cash flows.

A significant amount of our future revenue is based on long-term contracts for new aircraft programs.

We have signed several long-term contracts in recent years to produce titanium mill products and complex engineered assemblies for several new aircraft programs, including the Boeing 787, the JSF and the Airbus family of aircraft, including the A380, the A350XWB and the A400M military transport. In order to meet the delivery requirements of these contracts, we have invested in significant capital expansion projects. Because of the recent global economic slowdown and production problems experienced by many of our customers, we have experienced significant delays in these programs. Further delays, program cancellations, or a loss of one or more customers associated with these programs, could have a material adverse impact on our business, prospects, results of operations, revenues, cash flows, and financial standing.

The carrying value of goodwill and other intangible assets may not be recoverable.

As of December 31, 2010, we had goodwill of $41.8 million and other intangible assets of $14.1 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any impairment is expensed immediately through the Consolidated Statement of Operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations.

We are dependent on services that are subject to price and availability fluctuations.

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

Fluctuations in our income tax obligations and effective income tax rate may result in volatility of our earnings and stock price.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our effective income tax rate (calculated by application of generally accepted accounting principles (“GAAP”) in the United States) in a given financial statement period may be materially impacted by changes in the mix and level of earnings. As a result, there could be ongoing variability period to period in our income tax rates and reported net income.

We may be affected by our ability to successfully expand our operations in a timely and cost effective manner.

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

The demand for our products and services may be adversely affected by demand for our customers’ products and services.

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

We may be subject to competitive pressures.

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

We may experience a lack of supply of raw materials at costs that provide us with acceptable margin levels.

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

We are subject to changes in product pricing.

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

We may experience a shortage in the supply of energy or an increase in energy costs to operate our plants.

We own twenty-seven natural gas wells which provide some but not all of the non-electrical energy required by our Niles, Ohio operations. Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas, or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes, or the inability to extend expiring energy supply contracts on favorable economical terms.

We may not be able to recover the carrying value of our long-lived assets, which could require us to record additional asset impairment charges.

As of December 31, 2010, we had net property, plant, and equipment of $260.6 million. We operate in a highly competitive and highly cyclical industry. In addition, we have invested heavily in new machinery and facilities in order to win new long-term supply agreements related to next-generation aircraft such as the Boeing 787, the Airbus family of commercial aircraft, and the JSF program. If we were unable to realize the benefits under these agreements, for whatever reason, we could be required to record material asset and asset related impairment charges in future periods which could adversely affect our results of operations.

Many of our products are used in critical aircraft components.

Given the critical nature of many of the aerospace end uses for our products, including specifically their use in critical rotating parts of gas turbine engines, we maintain aircraft products liability insurance of $350 million, which includes grounding liability. However, should a quality or warranty claim exceed this coverage, or should our coverage be denied, such liability could have a material adverse impact on our Consolidated Financial Statements.

Our business could be harmed by strikes or work stoppages.

Approximately 331 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the United Steelworkers of America. Our current labor agreement with this union expires June 30, 2013. Approximately 161 hourly employees at our RTI Tradco facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers. Our current labor agreement with this union was approved on February 15, 2011, and expires February 19, 2015.

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

Our business is subject to the risks of international operations.

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

Our success depends largely on our ability to attract and retain key personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, management, materials engineers and other technical specialists, and staff positions. The loss of key personnel could adversely affect our ability to perform until suitable replacements are found. There can be no assurance that we will be able to continue to successfully attract and retain key personnel.

The demand for our products and services may be affected by factors outside of our control.

War, terrorism, natural disasters, and public health issues including pandemics, whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a negative impact on the global economy as a whole. Our business operations, as well as our suppliers’ and customers’ business operations, are subject to interruption by those factors as well as other events beyond our control such as governmental regulations, fire, power shortages, and others. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible for us to deliver products to our customers or to receive materials from our suppliers, and create delays and inefficiencies in our supply chain. Our operating results and financial condition may be adversely affected by these events.

We may be affected by our ability or inability to obtain financing.

Our ability to access the traditional bank or capital markets in the future for additional financing, if needed, and our future financial performance could be influenced by our ability to meet current covenant requirements associated with our existing credit agreement, our credit rating, or other factors.

The outcome of the U.S. Customs investigation of our previously filed duty drawback claims is uncertain.

During 2007, we received notice from U.S. Customs indicating that certain duty drawback claims previously filed by our agent, on our behalf, are under formal investigation. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through our prior drawback broker. For additional detail regarding this investigation, see Note 12 to the accompanying Consolidated Financial Statements. While the ultimate outcome of the U.S. Customs investigation cannot be determined, it could potentially have an adverse impact on our financial performance.

We are subject to, and could incur substantial costs and liabilities under, environmental, health, and safety laws.

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

Item 1B.  Unresolved Staff Comments.

We have received no written comments from the SEC staff regarding our periodic or current reports more than 180 days prior to the end of our fiscal year to which this Annual Report relates.

Item 2.  Properties.

Manufacturing Facilities

The Company has approximately 1.7 million square feet of manufacturing facilities, exclusive of distribution facilities and office space. Set forth below are the Company’s principal manufacturing plants, the principal products produced at each location as well as each plant’s aggregate capacities.

Facilities

	Owned /		Annual Rated
Location	Leased	Products	Capacity

Titanium Group
Niles, OH	Owned	Ingot (million pounds)	30.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Canton, OH	Owned	Ferro titanium and specialty alloys (million pounds)	16.0
Hermitage, PA	Owned	Metal processing (million pounds)	5.0
Martinsville, VA	Owned	Titanium forging and rolling (facility under construction)	—

Fabrication Group
Washington, MO	Owned	Hot and superplastically formed parts (thousand press hours)	50.0
Laval, Canada	Owned	Machining/assembly of aerospace parts (thousand man hours)	400
Houston, TX	Leased	Extruded, hot stretch formed products (million pounds)	4.2
Houston, TX	Owned	Machining/fabricating oil/gas products (thousand man hours)	200

Distribution Group
Staffordshire, England	Leased	Cut parts and components (thousand man hours)	45.0
Rosny-Sur-Seine, France	Leased	Cut parts and components (thousand man hours)	16.0
Sullivan, MO	Leased	Cut parts (thousand man hours)	23.0
Garden Grove, CA	Leased	Metal warehousing and distribution	N/A
Windsor, CT	Leased	Metal warehousing and distribution	N/A

In addition to the leased facilities noted above, the Company leases certain buildings and property at the Washington, Missouri and Canton, Ohio operations, as well as a sales office in Guangzhou, China, and our corporate headquarters in Pittsburgh, Pennsylvania. All other facilities are owned. The plants have been constructed at various times over a long period. Many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

Item 3.  Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. There are currently no material pending or threatened claims against the Company other than the matters discussed below.

Tronox LLC Litigation

In connection with its now indefinitely idled plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, in 2008, a subsidiary of the Company entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride, the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009 and emerged from bankruptcy protection in February 2011. On September 23, 2009, the Company’s subsidiary filed a complaint in the United States Bankruptcy Court for the Southern District of New York against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, and on February 9, 2010 the Bankruptcy Court issued an order granting the motion. The Company’s subsidiary has appealed the order, as it believes that its claims seeking termination and/or rescission of the supply agreement and companion ground lease on grounds of breach of warranty, nondisclosure, and mistake are meritorious; however, due to the inherent uncertainties of litigation and because of the pending appeal, the ultimate outcome of the matter is uncertain. The appeal remains outstanding as of March 1, 2011.

On January 28, 2011, Tronox filed a complaint in the United States Bankruptcy Court for the Southern District of New York against the Company’s subsidiary, alleging breach of contract, repudiation and two additional related claims under the Bankruptcy Code with respect to the supply agreement. As discussed above, the Company’s subsidiary believes that the claims asserted by it in connection with the long-term supply agreement are meritorious, and as such disputes the claims asserted by Tronox. The Company’s subsidiary intends to vigorously defend this suit; however, due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

Pending the outcome of both pieces of litigation, management estimates that its potential contractual liability could be up to $36 million, of which it has currently accrued $11 million.

Item 4.  (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Range of High and Low Stock Prices of Common Stock

	2010		2009
Quarter	High	Low	High	Low

First	$32.77	$20.81	$16.48	$8.99
Second	$31.40	$21.60	$22.88	$11.23
Third	$32.39	$22.91	$26.19	$14.53
Fourth	$31.98	$26.34	$26.25	$17.57

Principal market for Common Stock: New York Stock Exchange

Holders of record of Common Stock at January 31, 2011: 585

The Company has not paid dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth repurchases of our Common Stock during the three months ended December 31, 2010.

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet
			Shares Purchased	Be Purchased
	Total Number of		as Part of Publicly	Under the Plans
	Shares	Average Price	Announced Plans or	or Programs
	Purchased(1)	Paid Per Share	Programs(2)	(In thousands)(3)

October 1 - 31, 2010	459	$29.42	—	$2,973
November 1 - 30, 2010	306	28.18	—	2,973
December 1 - 31, 2010	—	—	—	2,973

Total	765	$28.92	—

(1)	Shares were repurchased under (i) the Company’s $15 million share repurchase program approved by the Board of Directors on April 30, 1999, and (ii) a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan.

(2)	Includes only shares reacquired under the Company’s $15 million share repurchase program.

(3)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

The Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the year ended December 31, 2010. At December 31, 2010, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

In addition to the share repurchase program, employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were 14,053 shares of Common Stock surrendered to satisfy tax liabilities for the year ended December 31, 2010.

Item 6.  Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and notes related hereto and other financial information included elsewhere herein.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2010	2009	2008	2007	2006

Income Statement Data:
Net sales	$431,793	$407,978	$609,900	$626,799	$505,389
Operating income (loss)	14,061	(87,276)	87,392	141,161	115,253
Income (loss) before income taxes	11,820	(96,056)	87,975	142,467	118,291
Net income (loss)	3,417	(67,239)	55,695	92,631	75,700
Basic earnings (loss) per share(1)	$0.11	$(2.67)	$2.42	$4.01	$3.32
Diluted earnings (loss) per share(1)	$0.11	$(2.67)	$2.41	$3.99	$3.27

	December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Working capital	$636,656	$387,761	$559,601	$405,907	$365,711
Total assets	1,106,854	854,735	1,029,203	755,284	643,913
Long-term debt	178,107	81	238,550	16,506	13,270
Total shareholders’ equity	718,400	679,206	601,934	575,784	462,181

(1)	Adjusted for retrospective application of the provisions of the new earnings per share accounting guidance which became effective for the Company on January 1, 2009. For further information on this new guidance, see Note 4 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the condensed Consolidated Financial Statements and condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this annual report, the following factors and risks should also be considered, including, without limitation:

•	the future availability and prices of raw materials,

•	competition in the titanium industry,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives,

•	changes in the Joint Strike Fighter production schedule,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	long-term supply agreements and the impact if another party to a long-term supply agreement fails to fulfill its requirements under existing contracts or successfully manage its future development and production schedule,

•	the impact of the current titanium inventory overhang throughout our supply chain,

•	the impact of Boeing 787 Dreamliner® production delays,

•	our ability to attract and retain key personnel,

•	legislative challenges to the Specialty Metals Clause, which requires that titanium for U.S. defense programs be produced in the U.S.

•	labor matters,

•	global economic activities,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue,

•	demand for our products, and

•	other statements contained herein that are not historical facts.

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

Overview

RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”) is a leading producer and global supplier of titanium mill products and manufacturer of fabricated titanium and specialty metal components for the national and international aerospace, defense, energy, industrial, and consumer markets.

We conduct business in three segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; and Hermitage, Pennsylvania; and the new facility under construction in Martinsville, Virginia, the Titanium Group has overall responsibility for the production of primary mill products including ingot, slab, bloom, billet, bar, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the year ended December 31, 2010, 2009, and 2008, approximately 38%, 53%, and 43%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. The decrease in sales to the Fabrication and Distribution Groups in 2010 was primarily due to continued soft demand for the Distribution Group’s titanium products reducing its demand for mill products from the Titanium Group.

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

The effects of the cyclicality of the commercial aerospace market are still negatively impacting spot market demand and capacity utilization. Both the Boeing and Airbus supply chains continue to have relatively high inventories created by lower than anticipated production levels over the past two years. We expect the inventory overhang and destocking in the supply chain to abate in the second half of 2011 and shipments to increase thereafter. However, until production levels increase, we continue to see significant near-term uncertainty in the industry.

Executive Summary

2010 started out every bit as challenging as 2009, with the overall titanium market being impacted by the recent global economic recession and the extended delays for the Boeing 787 Dreamliner® program making it difficult to match industry capacity with titanium demand. However, as we progressed through the year, we started to see stability and growth in the global economy and the 787 program continued flight tests and moved closer to full-rate production, although late in the year the program suffered another schedule change that may further delay the ultimate ramp up of the production schedule.

Additionally, during 2010 we were able to favorably settle Airbus’ 2009 contractual shortfall while strengthening our relationship and providing Airbus the flexibility it needs to manage through the current downturn. Indeed, we were awarded additional contracts during 2010 for A320 flap track and A350 seat track extrusions, which support our strategy to move further up the value chain to support our customer base.

Finally, in order to solidify our balance sheet, we issued $230 million 3.000% five-year convertible notes due 2015 to provide us with sufficient financial flexibility to continue growing the Company, including through potential acquisitions, while completing our current capital expansion projects and meeting the needs of our customers.

Results of Operations

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Years Ended
	December 31,		$ Increase/	%Increase/
(dollars in millions)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$142.9	$107.6	$35.3	32.8%
Fabrication Group	134.4	106.2	28.2	26.6%
Distribution Group	154.5	194.2	(39.7)	(20.4)%

Total consolidated net sales	$431.8	$408.0	$23.8	5.8%

Excluding the $15.4 million payment related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s net sales were favorable by $19.9 million. An increase of 54% in shipments of prime mill products to our trade customers, offset by a 27% decrease in the average realized selling prices of prime mill products, resulted in an $11.9 million increase in the Titanium Group’s net sales. The decrease in average realized selling prices was primarily due to changes in the sales mix between periods, with the mix in 2010 consisting of a higher percentage of forged products which generally carry lower overall sales prices than flat products. Increased demand from the specialty steel industry resulted in an $8.0 million increase in ferro-alloy product sales.

Excluding the $4.2 million of nonrecurring engineering funds received related to the Boeing 787 Dreamliner® program that were previously paid by the customer, the Fabrication Group’s net sales increased $24.0 million compared to the prior year. The nonrecurring engineering funds were received to offset certain agreed upon tooling expenses to support the Boeing 787 Dreamliner® program. A corresponding amount was recorded in cost of sales during the current year. The increase in the Fabrication Group’s net sales was principally the result of a $29.6 million increase in commercial aerospace sales, primarily driven by the Boeing 787 Dreamliner® Pi Box program ramp-up as well as other Boeing programs. Additionally, the Company completed several engineered components to support the containment of the oil spill in the Gulf of Mexico. These favorable impacts were partially offset by a decline in our military shipments as the F-22, C-17, and other programs continue to wind down.

The decrease in the Distribution Group’s net sales was principally driven by lower demand due to high levels of titanium inventory throughout the supply chain, which is a result of the slowdown in the commercial and military aircraft markets. The Group’s titanium products net sales were $44.9 million lower than the prior year, while net sales for the Group’s specialty alloys products increased $5.2 million.

Gross Profit.  Gross profit for our reportable segments for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Years Ended
	December 31,		$ Increase/	%Increase/
(dollars in millions)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$30.8	$20.6	$10.2	49.5%
Fabrication Group	20.4	5.2	15.2	292.3%
Distribution Group	24.7	30.0	(5.3)	(17.7)%

Total consolidated gross profit	$75.9	$55.8	$20.1	36.0%

Excluding the $15.4 million payment related to the resolution of Airbus’ 2009 contractual obligations and the $4.2 million charge in the prior year associated with the U.S. Customs investigation of our previously-filed duty drawback claims, the Titanium Group’s gross profit decreased $9.4 million. Lower average realized selling prices and a lower margin sales mix reduced gross profit by $33.3 million. Additionally, the Titanium Group’s gross profit in 2010 was unfavorably impacted by an $8.3 million accrual associated with the disputed Tronox supply contract and $0.6 million due to reduced third-party sales of Titanium Group-sourced inventory through our Fabrication and Distribution Group facilities. These decreases were partially offset by lower raw material costs and increased overhead absorption, which increased gross profit $30.0 million, and higher sales volumes, which increased gross profit $1.1 million. Furthermore, gross profit at the Titanium Group was favorably impacted $1.7 million due to increased ferro-alloy business.

The increase in gross profit for the Fabrication Group was primarily driven by the completion of several engineered components to support the containment of the oil spill in the Gulf of Mexico, increasing gross profit by $10.5 million. In addition, improved volume, led by the ramp-up of the Boeing 787 Dreamliner® Pi Box program, increased gross profit by $7.8 million. However, these favorable impacts were partially offset by production inefficiencies, scrap, and yield costs associated with the production ramp-up of the Boeing 787 Dreamliner® Pi Box program as well as the volume impact of the winding down certain military programs such as the F-22 and C-17.

The decrease in the Distribution Group’s gross profit was primarily related to lower titanium sales levels in the commercial and military aircraft markets, somewhat offset with a modest increase in realized selling prices for certain specialty metals in the Group’s non-Titanium facilities.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Years Ended
	December 31,		$ Increase/	%Increase/
(dollars in millions)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$14.1	$17.8	$(3.7)	(20.8)%
Fabrication Group	28.0	22.8	5.2	22.8%
Distribution Group	21.5	22.9	(1.4)	(6.1)%

Total consolidated SG&A	$63.6	$63.5	$0.1	0.2%

The $0.1 million increase in SG&A was primarily related to a $6.9 million increase in salary, benefit, and incentive related expenses, driven by the reinstatement of our cash incentive compensation program in the current year offset by targeted workforce reductions performed throughout 2009 which were fully realized in 2010 and our continued focus on reducing professional and consulting expenses.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses for the Company were $3.3 million and $2.0 million for the years ended December 31, 2010 and 2009, respectively. This spending, primarily related to our Titanium Group, reflects the Company’s continued efforts to make productivity and quality improvements to current manufacturing processes.

Asset and Asset-related Charges (Income).  Asset and asset-related charges (income) for the year ended December 31, 2010 was $(5.0) million. In 2010, asset and asset-related charges (income) consisted of favorable settlements related to the accrued contractual commitments associated with our indefinitely delayed titanium sponge plant, offset in part by the write-down of sponge plant-related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds. In 2009, asset and asset related charges (income) consisted of a $68.9 million impairment charge related to the indefinite delay of the construction of our titanium sponge plant.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Years Ended
	December 31,		$ Increase/	%Increase/
(dollars in millions)	2010	2009	(Decrease)	(Decrease)

Titanium Group	$18.4	$(68.1)	$86.5	127.0%
Fabrication Group	(7.6)	(26.3)	18.7	71.1%
Distribution Group	3.3	7.1	(3.8)	(53.5)%

Total consolidated operating income (loss)	$14.1	$(87.3)	$101.4	(116.2)%

Excluding the $15.4 million payment related to the resolution of Airbus’ 2009 contractual obligations, the prior year $68.9 million asset-related impairment related to the indefinite delay of construction of the Company’s titanium sponge plant, and the $4.2 million charge in the prior year associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $2.0 million. The decrease was primarily attributable to lower gross profit, largely due to a lower margin sales mix and lower average realized selling prices, which were partially offset by higher volume and a reduction in SG&A expenses.

Excluding the $8.7 million goodwill impairment at the Fabrication Group’s Energy Fabrication reporting unit in the prior year, the operating loss for the Fabrication Group decreased $10.0 million. The decrease was primarily driven by the completion of several engineered components to support the containment of the oil spill in the Gulf of Mexico. However, these favorable impacts were partially offset by production inefficiencies, scrap, and yield costs associated with the production ramp-up of the Boeing 787 Dreamliner® Pi Box program as well as the winding down of several military programs and higher SG&A expenses during the year.

The decrease in operating income for the Distribution Group was primarily related to lower titanium sales levels in the commercial and military aircraft markets, somewhat offset with a modest increase in realized selling prices for certain specialty metals in the Group’s non-Titanium facilities and a reduction in SG&A expenses.

Other Income (Expense).  Other income (expense) for the years ended December 31, 2010 and 2009 was $(0.6) million and $2.1 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts. We had no outstanding foreign currency forward contracts at December 31, 2010.

Interest Income and Interest Expense.  Interest income for the years ended December 31, 2010 and 2009 was $0.5 million and $1.5 million, respectively. The decrease was principally related to lower returns on invested cash, as well as lower average cash balances, compared to the prior year period. Interest expense was $2.1 million and $12.3 million for the years ended December 31, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the duration for which we had debt outstanding during each year. We issued $230 million of convertible notes in December 2010, whereas in September of 2009, we paid off our $225 million term loan. Additionally, interest expense in 2009 included a $4.9 million charge for the termination of our interest rate swap agreements and a $0.8 million write-off of deferred financing fees as a result of the payoff of our $225 million term loan.

Provision for (Benefit from) Income Tax.  We recognized income tax expense of $8.4 million, or 71.1% of pretax income in 2010, compared to an income tax benefit of $28.8 million, or 30.0% of our pretax loss in 2009, for federal, state, and foreign income taxes. The effective tax rates in 2010 and 2009 vary from the 35% U.S. federal tax rate principally due to the effects of foreign operations, adjustments to unrecognized tax benefits, and state taxes. The effects of foreign operations include the impact of the lower foreign statutory tax rates that are applied to income or losses generated outside the U.S. Depending on the mix of domestic and foreign income or loss, these statutory rate differences have the potential to significantly influence each year’s overall effective tax rate. In 2010, the effective rate was also increased by legislation that repealed the Medicare Part D subsidy. Refer to Note 5 to our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2009 and 2008 is summarized in the following table:

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

The decrease in the Distribution Group’s net sales was principally related to lower demand resulting from the global economic downturn and the slowdown in the commercial aerospace market, both of which resulted in higher levels of titanium inventory throughout the supply chain. Lower demand and lower realized pricing for the Distribution Group’s titanium and specialty alloys products resulted in a $49.9 million and a $17.0 million reduction in net sales, respectively.

Gross Profit.  Gross profit for our reportable segments for the years ended December 31, 2009 and 2008 is summarized in the following table:

	Years Ended
	December 31,		$ Increase/	%Increase/
(Dollars in millions)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$20.6	$86.6	$(66.0)	(76.2)%
Fabrication Group	5.2	31.4	(26.2)	(83.4)%
Distribution Group	30.0	49.3	(19.3)	(39.1)%

Total consolidated gross profit	$55.8	$167.3	$(111.5)	(66.6)%

Excluding the $4.2 million of charges in 2009 associated with the U.S. Customs investigation of our previously filed duty drawback claims, gross profit for the Titanium Group decreased $61.8 million compared to the prior year. The decrease in the Titanium Group’s gross profit was the result of the global economic slowdown and the Boeing 787 Dreamliner® production delays reducing overall titanium demand. Lower sales levels reduced gross profit by $21.7 million and lower average realized selling prices and a lower margin sales mix reduced gross profit by $17.8 million, while higher raw material costs and lower overhead absorption reduced gross profit by $7.4 million. Furthermore, gross profit at the Titanium Group was unfavorably impacted by $3.2 million due to lower ferro-alloy sales and by $5.4 million due to reduced third-party sales of Titanium Group-sourced inventory by our Fabrication Group and Distribution Group businesses.

The decrease in gross profit for the Fabrication Group was driven by several factors, including reduced sales volumes which reduced gross profit by $14.9 million and cost overruns related to a certain energy project which negatively impacted gross profit by $7.2 million. In addition, production execution issues at one of the Fabrication Group’s facilities negatively impacted its ability to deliver orders, and lower than expected material yields at that same location resulted in higher than expected material costs, which reduced gross profit by $6.2 million compared to the prior year. Ongoing uncertainty and delays in the ramp up of the Boeing 787 Dreamliner® program resulted in lower utilization and other operational inefficiencies despite significant actions taken by the Company to manage costs in line with demand. These impacts were partially offset by a favorable mix of higher margin products in the 2009, which increased gross profit by $5.7 million.

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

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2009 and 2008 is summarized in the following table:

	Years Ended
	December 31,		$ Increase/	%Increase/
(Dollars in millions)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$17.8	$22.8	$(5.0)	(21.9)%
Fabrication Group	22.8	29.3	(6.5)	(22.2)%
Distribution Group	22.9	25.7	(2.8)	(10.9)%

Total consolidated SG&A	$63.5	$77.8	$(14.3)	(18.4)%

The $14.3 million decrease in SG&A was primarily related to an $8.8 million reduction in salary, benefit, and incentive related expenses, driven by a reduction in expected cash incentive compensation in 2009 compared to the prior year as well as targeted workforce reductions performed throughout 2009. Additionally, there was a $2.9 million reduction in professional and consulting expenses. The decreases reflect management’s focus on reducing expenses during the current economic downturn while continuing to position the Company for future growth.

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

Asset and Asset-related Charges (Income).  In December 2009, we announced that we had indefinitely delayed the construction of our premium-grade titanium sponge production facility in Hamilton, Mississippi. The indefinite delay was identified as a triggering event for an asset impairment test. Under current accounting guidance, we reviewed the assets for recoverability and determined the assets were impaired. At the time, we had spent approximately $66.9 million related to the construction of this facility and had additional contractual commitments of approximately $7.8 million. We determined the fair value of the assets to be $5.8 million using a combination of a market approach and a cost approach. As a result, we recorded an asset and asset-related impairment within our Titanium Group of $68.9 million in December 2009. These assets were not placed into service; therefore no depreciation expense related to them has been recognized. The remaining $7.8 million of additional contractual commitments was recorded within other accrued liabilities in our Consolidated Balance Sheet as of December 31, 2009. For further information on our asset-related impairments, see Note 3 to our accompanying Consolidated Financial Statements.

Goodwill Impairment.  Our annual goodwill impairment review determined that the carrying value of goodwill at our Energy Fabrication reporting unit, which was $8.7 million at October 1, 2009, was fully impaired. The decrease in the price of oil from its record highs in 2008, coupled with continued pricing pressures on steel products, as well as further competition in this market, has led to an expected slowdown in our sales forecasts to energy market customers. For further information on our annual goodwill impairment test and the impairment of goodwill at our Energy Fabrication reporting unit, see Note 2 to our accompanying Consolidated Financial Statements.

Operating Income (Loss).  Operating income (loss) for our reportable segments for the years ended December 31, 2009 and 2008 is summarized in the following table:

	Years Ended
	December 31,		$ Increase/	% Increase/
(Dollars in millions)	2009	2008	(Decrease)	(Decrease)

Titanium Group	$(68.1)	$61.8	$(129.9)	(210.2)%
Fabrication Group	(26.3)	2.0	(28.3)	(1415.0)%
Distribution Group	7.1	23.6	(16.5)	(69.9)%

Total consolidated operating income (loss)	$(87.3)	$87.4	$(174.7)	(199.9)%

Excluding the $68.9 million asset-related impairment due to the indefinite delay of construction of the Company’s premium-grade titanium sponge plant and the $4.2 million charge in 2009 associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $56.8 million. The decrease was primarily attributable to lower gross profit, largely due to unfavorable volume and lower realized selling prices, which were partially offset by a reduction in SG&A expenses.

Excluding the $8.7 million goodwill impairment at the Company’s Energy Fabrication reporting unit, operating income for the Fabrication Group decreased $19.6 million. The decrease was the result of lower sales to both the energy and aerospace markets, along with cost overruns on a specific energy project and production execution issues at one of the Fabrication Group’s facilities. Further, the Fabrication Group experienced lower production capacity utilization and increased operating inefficiencies, which in part were driven by the ongoing delays in the Boeing 787 Dreamliner® program and global economic slowdown affecting the commercial aerospace market. These decreases were partially offset by reductions in SG&A expenses during 2009.

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

Other Income.  Other income for the years ended December 31, 2009 and 2008 was $2.1 million and $1.5 million, respectively. Other income consisted primarily of foreign exchange gains and losses from our international operations and fair value adjustments related to our foreign currency forward contracts. We had no outstanding foreign currency forward contracts at December 31, 2009.

Interest Income and Interest Expense.  Interest income for the years ended December 31, 2009 and 2008 was $1.5 million and $3.3 million, respectively. The decrease was principally related to lower returns on invested cash compared to the prior year period. Interest expense was $12.3 million and $4.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in interest expense was primarily attributable to higher average outstanding long-term debt balances during 2009, as well as a $4.9 million charge for the termination of our interest rate swap agreements and a $0.8 million write-off of deferred financing fees as a result of the payoff of our $225 million term loan in September 2009.

Provision for (Benefit from) Income Tax.  We recognized an income tax benefit of $28.8 million, or 30.0% of our pretax loss in 2009, compared to income tax expense of $32.3 million, or 36.7% of pretax income in 2008, for federal, state, and foreign income taxes. The effective tax rate in 2009 was less than the 35% U.S. federal tax rate principally due to an increase in unrecognized tax benefits and the effects of foreign operations. The effective tax rate in 2008 was greater than the 35% U.S. federal tax rate principally due to the effects of state and foreign income taxes offset by the benefit of the manufacturing deduction. Because the Company generated a net operating loss for tax purposes, we did not qualify for the manufacturing deduction in 2009.

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

During 2007, we received notice from U.S. Customs that we were under formal investigation with respect to $7.6 million of claims previously filed by the agent on our behalf. The investigation relates to discrepancies in, and lack of supporting documentation for, claims filed through our authorized agent. We revoked the authorized agent’s authority and are fully cooperating with U.S. Customs to determine the extent to which any claims may be invalid or may not be supportable with adequate documentation. In response to the investigation noted above, we suspended the filing of new duty drawback claims through the third quarter of 2007. We are fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, we recorded charges totaling $10.5 million to Cost of Sales through December 31, 2009. No additional charges were recorded during the year ended December 31, 2010.

These above-mentioned charges represent our current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2009, we had repaid $4.0 million to U.S. Customs for invalid claims and made additional repayments totaling $2.7 million during the year ended December 31, 2010. As a result of these payments, the Company’s liability totaled $2.8 million as of December 31, 2010. While our internal investigation into these claims is complete, there is not a timetable of which we are aware for when U.S. Customs will conclude its investigation.

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

Additionally, we are exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, we received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While we have the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, we have accrued the full amount of the penalty as of December 31, 2009. There was no change to the amount accrued for penalties during the year ended December 31, 2010.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2009 totaled $3.0 million. During the year ended December 31, 2010, we filed additional claims totaling $5.5 million. As a result of the open investigation discussed above, we have not recognized any credits to cost of sales upon the filing of these new claims. We intend to record these credits when payment is received from U.S. Customs until a consistent history of receipts against claims filed has been established.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $140 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $5 million remaining on the Canton facility and expect it will begin operations in 2011. We have capital expenditures of approximately $50 million remaining related to the Martinsville, Virginia facility and anticipate that the rolling mill and forging cell associated with this facility will begin operations in 2012. We expect this facility will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate. We will continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

On December 14, 2010, we issued $230 million aggregate principal amount of 3.0% Convertible Senior Notes due December 2015 (the “Notes”). Interest on the Notes accrues from December 14, 2010 and is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2011, at a rate of 3.0% per year. The Notes are the general unsecured obligations of the Company. The Notes, if converted, may be settled, at our option, in cash, shares of our common stock, or any combination thereof. The Notes are guaranteed by four of our subsidiaries (the “Subsidiary Guarantors”), which are the same subsidiaries that guarantee our obligations under our existing revolving credit facility (the “Credit Facility”). Each subsidiary guarantee is a joint and several, fully unconditional guarantee of our obligations under the Notes.

To enhance our efforts to manage through the recent industry downturn, on September 11, 2009, we sold 6.9 million shares of our Common Stock through a public offering at $19.50 per share. After the underwriters’ discount and other expenses of the offering, we received net proceeds totaling $127.4 million. We used the proceeds of the offering, in addition to our cash and cash equivalents on hand, to repay all amounts outstanding under our $225 million senior term loan (the “Term Loan”), our credit facility between RTI Claro and National City Bank’s Canada Branch (the “Canadian Facility”), and our Canadian interest-free loan agreement. As part of the repayment of the Term Loan, we recorded a $4.9 million fee associated with the termination of our interest rate swap agreements.

In connection with the offering of the Notes, the Credit Facility was reduced from $225 million to $150 million. In addition, under our Amended and Restated Credit Agreement (the “Credit Agreement”), the definition of consolidated EBITDA, which is applicable to calculation of certain financial covenants, was revised to permit certain charges to be added back to net income for the purpose of determining EBITDA. There were no additional changes to the covenants under the Credit Agreement.

These financial covenants and ratios are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (3.3) at December 31, 2010. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 132.8 at December 31, 2010. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At December 31, 2010, we were in compliance with our financial covenants under the Credit Agreement.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $377.0 million, short-term investments of $20.3 million, and our undrawn Credit Facility, combined with internally generated funds, will provide us sufficient liquidity to meet our operating needs and capital expansion plans.

Cash provided by operating activities.  Cash provided by operating activities for the years ended December 31, 2010 and 2009 was $75.2 million and $33.0 million, respectively. This increase is primarily due to the increase in our net income levels for the year ended December 31, 2010, as well as improvements in our working capital.

Cash provided by operating activities for the years ended December 31, 2009 and 2008 was $33.0 million and $83.0 million, respectively. This decrease was primarily due to the decrease in our sales and net income levels for the year ended December 31, 2009, partially offset by improvements in our working capital, primarily driven by improvements in accounts receivable and accounts payable.

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities for the years ended December 31, 2010 and 2009 was $20.1 million and $(147.3) million, respectively. The increase was primarily attributable to lower capital expenditures and the maturity of $45.0 million of certificates of deposit with six-month maturities purchased in 2009. In addition, during 2009 we invested $20.0 million in certain short-term investments to increase our rate of return on our invested cash.

Cash provided by (used in) investing activities for the years ended December 31, 2009 and 2008 was $(147.3) million and $(125.6) million, respectively. This spending reflected our continued investments related to our major capital expansion projects, although at a slower pace in 2009 than in 2008 to reflect the indefinite delay of our sponge plant project and slower ramp up of our rolling and forging facility in Martinsville, Virginia. In addition, during 2009 we invested $45.0 million in certificates of deposit with six-month maturities and $20.0 million in certain short-term investments to increase our rate of return on our invested cash.

Cash provided by (used in) financing activities.  Cash provided by (used in) financing activities for the years ended December 31, 2010 and 2009 was $223.8 million and $(115.1) million, respectively. The increase was primarily due to the issuance of $230 million of Notes in December 2010. Financing activities utilized cash in 2009 as a result of our repayment of all outstanding amounts, totaling $243.5 million, under our Term Loan, Canadian Facility, and Canadian interest-free loan agreement, partially offset by the $127.4 million received from our equity offering.

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

Backlog.  Our order backlog for all markets was approximately $347 million as of December 31, 2010, compared to $342 million at December 31, 2009. Of the backlog at December 31, 2010, approximately $328 million is likely to be realized during 2011. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments and other post-retirement benefit obligations as of December 31, 2010 (in millions):

	Contractual Obligations
	2011	2012	2013	2014	2015	Thereafter	Total

Convertible notes(1)	$6.9	$6.9	$6.9	$6.9	$236.9	$—	$264.5
Operating leases(2)	4.1	3.5	2.5	2.0	3.5	2.9	18.5

Total contractual obligations	$11.0	$10.4	$9.4	$8.9	$240.4	$2.9	$283.0

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2011	2012	2013	2014	2015	Thereafter	Total

Long-term supply agreements(3)(7)(8)	$49.0	$70.4	$106.1	$100.6	$95.6	$315.7	$737.4
Purchase obligations(4)	97.4	25.0	—	—	—	—	122.4
Standby letters of credit(5)	3.5	—	—	—	—	—	3.5

Total commercial commitments	$149.9	$95.4	$106.1	$100.6	$95.6	$315.7	$863.3

	Other Post-Retirement Benefits
	2011	2012	2013	2014	2015	2016-2020	Total

Other post-retirement benefits(6)	$3.1	$3.4	$3.6	$3.5	$3.7	$17.0	$34.3

	Tax Obligations
	2011	2012	2013	2014	2015	Thereafter	Total

FIN 48 tax obligations(9)	$—	$—	$—	$—	$—	$4.8	$4.8

(1)	See Note 13 to the Company’s accompanying Consolidated Financial Statements.

(2)	See Note 8 to the Company’s accompanying Consolidated Financial Statements.

(3)	Amounts represent commitments for which contractual terms exceed twelve months.

(4)	Amounts primarily represent purchase commitments under purchase orders.

(5)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(6)	The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when billed. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2011 through 2020 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.

(7)	In February 2007, the Company entered into a new contract for the long-term supply of titanium sponge, the primary raw material for our Titanium Group, with a Japanese supplier. This agreement, which began in 2009, runs through 2016 and provides the Company with supply ranging up to 13.5 million pounds of titanium sponge annually. For the remaining term of this agreement the Company has agreed to purchase a certain minimum of titanium sponge annually, ranging from 6.25 million to 9 million pounds. During the latter years of the contract, quantities can be reduced by the election of various options by both parties. Future obligations were determined based on current prices as prices are negotiated annually. Purchases under the contract are denominated in U.S. Dollars.

(8)	In December 2009, the Company entered into two new contracts with two Japanese suppliers for the long-term supply of titanium sponge for delivery between 2012 and 2021. The contracts provide the Company with the supply of up to 19.2 million pounds of titanium sponge annually. The price of the titanium sponge is fixed, subject to certain underlying input cost adjustments and potential price adjustments based on the Yen to U.S. Dollar exchange rate. Future obligations were determined based on the fixed price and minimum volumes.

(9)	These amounts are included in the “Thereafter” column as it cannot be reasonably estimated when these amounts may be settled.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Credit Agreements

Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, we pay a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement matures on September 27, 2012. On December 7, 2010, the Credit Facility was reduced from $225 million to $150 million as a result of the offering of the Notes.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which provided for additional disclosure requirements for derivative instruments and hedging activities, including disclosures as to how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new guidance became effective as of January 1, 2009. The additional disclosures required by the new guidance are included in Note 2 to our accompanying Consolidated Financial Statements.

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

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance became effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting in addition to establishing a selling price hierarchy in determining the selling price of a deliverable. Significantly enhanced disclosures are required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. Additional disclosures are also required of the significant judgments made, changes to those judgments, and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

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

Of the accounting policies described in Note 2 of our accompanying Consolidated Financial Statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of accounts receivable, inventories, goodwill and intangible assets, long-lived assets, income taxes, employee benefit plans, and accrued liabilities, would be most critical if management estimates were incorrect. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

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

Management evaluates the recoverability of goodwill by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using an average of a discounted cash flow analysis based on historical and projected financial information and a market valuation approach. A discounted cash flow analysis provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples such as EBITDA and revenue multiples developed from a set of peer group companies to each reporting unit to determine its fair value. We also considered the use of a cost approach but determined such an approach to not be appropriate.

The carrying value of goodwill at December 31, 2010 and 2009 was $41.8 and $41.1 million, respectively. Management relies on its estimate of cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall conditions, sales volumes and prices, costs of production, and working capital changes. Our goodwill assessment is completed annually in the fourth quarter, absent any events throughout the year which would indicate potential impairment. If an event were to occur that indicated a potential impairment, we would perform a goodwill assessment prior to the fourth quarter.

The carrying value of goodwill at our five reporting units as of our October 1, 2010 annual impairment test, and the excess of the fair value over the carrying value for each those reporting units, is as follows:

		Excess of Fair
		Value over
(in 000’s)	Goodwill	Carrying Value

Titanium reporting unit	$2,548	69%
Fabrication reporting unit	28,958	30%
U.S. Distribution reporting unit	6,856	5%
Europe Distribution reporting unit	2,977	43%
Energy Fabrication reporting unit	—	N/A

Total Goodwill	$41,339

For our U.S. Distribution reporting unit, a three percentage point increase in the discount rate, or an 18% decrease in expected operating cash flows in our analysis would have indicated a potential impairment.

For our long-lead time products from the Titanium, Fabrication and Europe Distribution reporting units, the revenue and operating profit assumptions are primarily based on contractual business under various long-term agreements. Several of the larger long-term agreements were executed in 2006 and 2007, with production for these contracts not expected to ramp up until the 2013 to 2015 timeframe. For instance, we have a long-term supply agreement with Lockheed Martin to supply the first eight million pounds annually of titanium mill products for the JSF when production fully ramps up, which we now expect to occur around 2015. This volume will increase our titanium mill product shipments by more than 50% over 2010 levels over the next several years. Accordingly, operating results for the Titanium reporting unit were forecasted to grow at an average Compound Annual Growth Rate (“CAGR”) of approximately 42% in the discounted cash flow analysis, with this growth weighted toward the later years of the analysis. For the European Distribution reporting unit, operating results were forecasted to grow at an average CAGR of approximately 36% in the discounted cash flow analysis. Operating results for the Fabrication reporting unit were forecasted to grow at an average CAGR of approximately 25% in our discounted cash flow analysis, reflecting not only the ramp up in sales to Boeing related to the 787 Dreamliner® program, but also the efficiencies expected to be gained as a result of the increased utilization of the unit’s production capacity.

For our U.S. Distribution reporting unit, orders are dependent upon current market conditions. We use our historical market expertise to make assumptions about future trends for this reporting unit. In light of the recent global recession and global credit crisis, as well as the ongoing inventory overhang and destocking in the commercial aerospace titanium supply chain, we forecasted slow near-term growth in both volume and selling prices for the reporting units. Accordingly, cash flows for the U.S. Distribution reporting unit were forecasted to grow at an average CAGR of approximately 21% in the discounted cash flow analysis.

Excluding the Energy Fabrication reporting unit, which was fully impaired in 2009, there have been no impairments to date at these reporting units. Uncertainties or other factors that could result in a potential impairment in future periods may include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of or material modification to one of the other major aerospace programs we currently supply, including the JSF program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, our ability to ramp up production of these programs in a cost efficient manner may also impact the results of a future impairment test.

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

In December 2009, we announced that we had indefinitely delayed the construction of our premium-grade titanium sponge production facility in Hamilton, Mississippi. The indefinite delay was a triggering event for an asset impairment test. We reviewed the assets for recoverability and determined the assets were impaired. At the time, we had spent approximately $66.9 million related to the construction of this facility and had additional contractual commitments of approximately $7.8 million. We determined the fair value of the assets to be $5.8 million using a combination of a market approach and a cost approach. As a result, we recorded an asset and asset-related impairment of $68.9 million in December 2009. These assets were not placed into service, therefore no depreciation expense related to them had been recognized. As of December 31, 2010, the amount for outstanding contractual commitments was $1.2 million, and is recorded within the other accrued liabilities line in our Consolidated Balance Sheet.

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

Tax benefits related to uncertain tax provisions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that either the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The rate was determined by taking into consideration a Dedicated Bond Portfolio model in order to select a discount rate that best matches the expected payment streams of the future payments. Under this model, a hypothetical bond portfolio is constructed with cash flows that are expected to settle in the same timeline as the benefit payment stream from the plans. The portfolio is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on those bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio. The discount rate used to determine our future benefit obligation was 5.70% and 6.15% at December 31, 2010 and 2009, respectively.

The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 5.70% used at December 31, 2010 would have the following effect on the defined benefit plans:

	−.25%	+.25%

Effect on total projected benefit obligation (PBO) (in millions)	$3.3	$(3.3)
Effect on subsequent years periodic pension expense (in millions)	$0.5	$(0.5)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an expected rate of return of 7.5% in both 2010 and 2009. A one quarter percent change in the expected rate of return would have the following effect on the defined benefit plans:

	−.25%	+.25%

Effect on subsequent years periodic pension expense (in millions)	$0.2	$(0.2)

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2010 and 2009 were as follows:

Investment category (in $000’s)	2010	2009

U.S. government securities	$13,300	$16,755
Corporate bonds	23,637	18,823
Equities	53,282	49,083
Short-term investment funds	2,490	3,680
Real estate funds	1,888	1,176
Other investments — Timberlands	1,600	1,539

Total	$96,197	$91,056

The Company’s target asset allocation as of December 31, 2010 by asset category is as follows:

Investment Category	2010

Equity securities	55%
Debt securities and other short-term investments	43%
Cash	2%

Total	100%

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2011	$8.7	$3.1	$3.2
2012	8.9	3.4	3.6
2013	9.0	3.6	3.8
2014	9.3	3.5	3.8
2015	9.3	3.7	4.0
2016 to 2020	49.5	17.0	18.7

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

During the years ended December 31, 2010 and 2009, we made cash contributions totaling $3.0 million and $2.6 million, respectively, to our Company-sponsored pension plans. In light of current market conditions, we are currently assessing our future funding requirements. We expect to make a cash contribution of approximately $10.0 million during 2011 to maintain our desired funding status.

Environmental Liabilities.  We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During 2010, 2009, and 2008, the Company paid approximately $0.1 million, $0.8 million, and $1.5 million, respectively, against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

Given the status of proceedings at certain of our sites, and the evolving nature of environmental laws, regulations, and remediation techniques, our ultimate obligation for investigative and remediation costs cannot be predicted. It is our policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, we accrue the amount we determine to be the most likely amount within that range. If no single amount is more likely than others within the range, we accrue the lowest amount within the range.

Based on available information, we believe that our share of possible environmental-related costs is in a range from $0.8 million to $2.2 million in the aggregate. At December 31, 2010 and 2009, the amount accrued for future environmental-related costs was $1.4 million and $1.5 million, respectively. Of the total amount accrued at December 31, 2010, approximately $1.0 million is expected to be paid out within one year and is included in the other accrued liabilities line on our Consolidated Balance Sheet. The remaining $0.4 million is recorded within other noncurrent liabilities in our Consolidated Balance Sheet.

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

Interest Rate Risk

Our outstanding borrowings at December 31, 2010 are at a fixed annual interest rate of 3.0%; therefore we are not subject to material risk arising from the fluctuation of interest rates.

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

We had no foreign currency forward exchange contracts outstanding at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RTI International Metals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income and shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries (“RTI” or the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting and appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Pittsburgh, Pennsylvania
March 1, 2011

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008

Net sales	$431,793	$407,978	$609,900
Cost and expenses:
Cost of sales	355,908	352,167	442,626
Selling, general, and administrative expenses	63,580	63,490	77,762
Research, technical, and product development expenses	3,256	2,001	2,120
Asset and asset-related charges (income)	(5,012)	68,897	—
Goodwill impairment	—	8,699	—

Operating income (loss)	14,061	(87,276)	87,392
Other income (expense)	(622)	2,056	1,527
Interest income	492	1,511	3,262
Interest expense	(2,111)	(12,347)	(4,206)

Income (loss) before income taxes	11,820	(96,056)	87,975
Provision for (benefit from) income taxes	8,403	(28,817)	32,280

Net income (loss)	$3,417	$(67,239)	$55,695

Earnings (loss) per share:
Basic	$0.11	$(2.67)	$2.42

Diluted	$0.11	$(2.67)	$2.41

Weighted-average shares outstanding:
Basic	29,916,465	25,029,976	22,872,075

Diluted	30,145,099	25,029,976	22,987,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$376,951	$56,216
Short-term investments	20,275	65,042
Receivables, less allowance for doubtful accounts of $478 and $646	56,235	60,924
Inventories, net	269,719	266,887
Deferred income taxes	22,891	21,237
Other current assets	16,299	21,410

Total current assets	762,370	491,716
Property, plant, and equipment, net	260,576	252,301
Goodwill	41,795	41,068
Other intangible assets, net	14,066	14,299
Deferred income taxes	21,699	53,814
Other noncurrent assets	6,348	1,537

Total assets	$1,106,854	$854,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,226	$39,193
Accrued wages and other employee costs	21,951	9,796
Unearned revenues	28,358	21,832
Other accrued liabilities	28,179	33,134

Total current liabilities	125,714	103,955
Long-term debt	178,107	81
Liability for post-retirement benefits	39,903	34,530
Liability for pension benefits	33,830	28,102
Deferred income taxes	3,147	244
Other noncurrent liabilities	7,753	8,617

Total liabilities	388,454	175,529

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,858,725 and 30,724,351 shares issued; 30,123,519 and 30,010,998 shares outstanding	309	307
Additional paid-in capital	474,277	439,361
Treasury stock, at cost; 735,206 and 713,353 shares	(17,363)	(16,996)
Accumulated other comprehensive loss	(32,337)	(33,563)
Retained earnings	293,514	290,097

Total shareholders’ equity	718,400	679,206

Total liabilities and shareholders’ equity	$1,106,854	$854,735

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$3,417	$(67,239)	$55,695
Adjustment for non-cash items:
Depreciation and amortization	22,111	21,163	20,201
Asset and asset-related charges (income)	(2,738)	68,897	—
Goodwill impairment	—	8,699	—
Deferred income taxes	16,039	(29,479)	(18,186)
Stock-based compensation	3,847	4,399	5,155
Excess tax benefits from stock-based compensation activity	(380)	(39)	(215)
(Gain) loss on disposal of property, plant, and equipment	(1,362)	127	2
Bad debt expense	193	194	1,722
Changes in assets and liabilities:
Receivables	4,058	20,679	13,972
Inventories	(2,972)	11,325	13,138
Accounts payable	2,126	8,785	(6,352)
Income taxes payable	223	(713)	644
Deferred revenue	10,505	(2,150)	4,690
Other current assets and liabilities	17,776	(17,338)	(6,972)
Other assets and liabilities	2,365	5,689	(535)

Cash provided by operating activities	75,208	32,999	82,959

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	4,011	22	—
Purchase of short-term investments	(234)	(105,000)	—
Proceeds from maturity of short-term investments	45,000	40,000	—
Capital expenditures	(28,632)	(82,285)	(125,590)

Cash provided by (used in) investing activities	20,145	(147,263)	(125,590)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,095	120	137
Borrowings on long-term debt	230,000	1,181	227,050
Repayments on long-term debt	(36)	(243,455)	(1,081)
Excess tax benefits from stock-based compensation activity	380	39	215
Purchase of common stock held in treasury	(367)	(105)	(9,090)
Proceeds from equity offering, net	—	127,423	—
Proceeds from government grants	—	—	2,842
Financing fees	(7,249)	(300)	(1,313)

Cash provided by (used in) financing activities	223,823	(115,097)	218,760
Effect of exchange rate changes on cash and cash equivalents	1,559	1,128	815

Increase (decrease) in cash and cash equivalents	320,735	(228,233)	176,944
Cash and cash equivalents at beginning of period	56,216	284,449	107,505

Cash and cash equivalents at end of period	$376,951	$56,216	$284,449

Supplemental cash flow information:
Cash paid for interest	$588	$11,693	$4,076

Cash paid (refund received) for income taxes	$(8,141)	$6,092	$61,705

Non-cash investing and financing activities:
Issuance of common stock for restricted stock awards	$1,712	$1,826	$3,125

Capital lease obligations incurred	$—	$—	$13

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income and Shareholders’ Equity
(In thousands, except share and per share amounts, unless otherwise indicated)

						Accumulated Other
						Comprehensive Income
						(Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional				Avail.	Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	Derivative	For Sale	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Instruments	Investments	Liability	Translation	Total

Balance at December 31, 2007	23,105,708	$236	$302,075	$(7,801)	$301,641	$—	$—	$(30,372)	$10,005	$575,784
Net income	—	—	—	—	55,695	—	—	—	—	55,695
Foreign currency translation	—	—	—	—	—	—	—	—	(13,711)	(13,711)
Unrecognized losses on derivatives (interest rate swaps), net of tax	—	—	—	—	—	(3,325)	—	—	—	(3,325)
Change in unrecognized losses and prior service costs related to pension and postretirement benefit plans, net of tax	—	—	—	—	—	—	—	(8,949)	—	(8,949)

Comprehensive income										29,710
Shares issued for directors’ compensation	11,912	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	53,750	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	5,155	—	—	—	—	—	—	5,155
Treasury stock purchased at cost	(178,836)	—	—	(9,090)	—	—	—	—	—	(9,090)
Exercise of employee options	11,602	—	137	—	—	—	—	—	—	137
Tax benefits from stock-based compensation activity	—	—	237	—	—	—	—	—	—	237

Balance at December 31, 2008	23,004,136	$237	$307,604	$(16,891)	$357,336	$(3,325)	$—	$(39,321)	$(3,706)	$601,934
Net loss	—	—	—	—	(67,239)	—	—	—	—	(67,239)
Foreign currency translation	—	—	—	—	—	—	—	—	10,033	10,033
Unrecognized gains on investments	—	—	—	—	—	—	42	—	—	42
Unrecognized gains on derivatives (interest rate swaps), net of tax	—	—	—	—	—	516	—	—	—	516
Recognized losses on derivatives (interest rate swaps), net of tax	—	—	—	—	—	2,809	—	—	—	2,809
Benefit plan amortization	—	—	—	—	—	—	—	(611)	—	(611)

Comprehensive income										(54,450)
Shares issued for directors’ compensation	35,911	—	—	—	—	—	—	—	—	—
Shares issued for performance share award plans	53	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	89,360	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,399	—	—	—	—	—	—	4,399
Shares issued for equity offering	6,900,000	69	127,647	—	—	—	—	—	—	127,716
Treasury stock purchased at cost	(6,823)	—	—	(105)	—	—	—	—	—	(105)
Exercise of employee options	11,070	—	120	—	—	—	—	—	—	120
Forfeiture of restricted stock awards	(22,709)	—	—	—	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	(409)	—	—	—	—	—	—	(409)

Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$—	$42	$(39,932)	$6,327	$679,206
Net Income	—	—	—	—	3,417	—	—	—	—	3,417
Foreign currency translation	—	—	—	—	—	—	—	—	5,981	5,981
Unrealized loss on investments	—	—	—	—	—	—	(15)	—	—	(15)
Benefit plan amortization	—	—	—	—	—	—	—	(4,740)	—	(4,740)

Comprehensive income										4,643
Shares issued for directors’ compensation	16,763	—	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	3,847	—	—	—	—	—	—	3,847
Treasury stock purchased at cost	(14,053)	—	—	(367)	—	—	—	—	—	(367)
Exercise of employee options	62,757	1	1,096	—	—	—	—	—	—	1,097
Forfeiture of restricted stock awards	(7,800)	—	—	—	—	—		—	—	—
Tax benefits from stock-based compensation activity	—	—	54	—	—	—	—	—	—	54
Shares issued for employee
stock purchase plan	5,084	—	131	—	—	—	—	—	—	131
Equity component of convertible debt, net of deferred taxes	—	—	29,788	—	—	—	—	—	—	29,788

Balance at December 31, 2010	30,123,519	$309	$474,277	$(17,363)	$293,514	$—	$27	$(44,672)	$12,308	$718,400

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The Consolidated Financial Statements include the accounts of RTI International Metals, Inc. and wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Fair value:

For certain of the Company’s financial instruments and account groupings, including cash, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates the fair value of these instruments and groupings.

The Financial Accounting Standards Board (“FASB”) defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data and which requires the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its cash equivalents and short-term investments.

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Listed below are the Company’s assets, and their fair values, that are measured at fair value on a recurring basis as of December 31, 2010.

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$376,951	$—	$—	$376,951
Short-term investments	20,275	—	—	20,275

Total	$397,226	$—	$—	$397,226

As of December 31, 2010 the Company had no liabilities that were measured at fair value on a recurring basis.

As of December 31, 2010, the Company had no assets or liabilities measured on a non-recurring basis.

The fair value of the Company’s long-term debt was estimated based on the quoted market price for the debt. At December 31, 2010, the fair value of the Company’s long-term debt was $239,533 compared to a carrying value of $178,107. At December 31, 2009, the carrying value of the Company’s long-term debt was $81, which approximated its fair value.

Cash equivalents:

The Company considers all cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Short-term investments:

Short-term investments are investments with an original maturity greater than three months. Short-term investments consisted of the following:

	December 31,
	2010	2009

Certificates of deposit	$—	$45,000
Ultra short-term municipal bond funds	20,275	20,042

Total short-term investments	$20,275	$65,042

The Company’s short-term investments, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income. The Company had unrealized gains (losses) of $(15) and $42 on its short-term investments during the years ended December 31, 2010 and 2009, respectively.

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

	December 31,
	2010	2009

Trade and commercial customers	$56,713	$61,570
Less: Allowance for doubtful accounts	(478)	(646)

Total receivables	$56,235	$60,924

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 63% and 64% of the Company’s inventories as of December 31, 2010 and 2009, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. There were no LIFO decrements for the year ended December 31, 2010 or 2009.

Inventories consisted of the following:

	December 31,
	2010	2009

Raw materials and supplies	$118,031	$145,062
Work-in-process and finished goods	211,001	197,840
LIFO reserve	(59,313)	(76,015)

Total inventories	$269,719	$266,887

As of December 31, 2010 and 2009, the current cost of inventories exceeded their carrying value by $59,313 and $76,015, respectively. The Company’s FIFO inventory value approximates current costs.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Property, plant, and equipment:

The cost of property, plant, and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. No interest was capitalized by the Company during the year ended December 31, 2010. During the year ended December 31, 2009, the Company capitalized $644 of interest expense related to its major capital expansion projects.

Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2010	2009

Land	$5,614	$5,647
Buildings and improvements	70,911	70,183
Machinery and equipment	263,994	247,843
Computer hardware and software, furniture and fixtures, and other	59,125	53,004
Construction-in-progress	107,437	101,028

	$507,081	$477,705
Less: Accumulated depreciation	(246,505)	(225,404)

Total property, plant, and equipment, net	$260,576	$252,301

Depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $21,127, $20,272, and $19,218, respectively. Depreciation and amortization are generally recorded over the following useful lives:

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

The Company performs its goodwill impairment testing at the reporting unit level. The Company’s five reporting units, which are one level below its operating segments, where appropriate, are as follows: 1) the Titanium reporting unit; 2) the Fabrication reporting unit; 3) the U.S. Distribution reporting unit; 4) the Europe Distribution reporting unit and 5) the Energy Fabrication reporting unit. As of December 31, 2010 and 2009, the Energy Fabrication reporting unit had no goodwill.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying value of goodwill at the Company’s five reporting units as of the Company’s October 1, 2010 annual impairment test was as follows:

Goodwill

Titanium reporting unit	$2,548
Fabrication reporting unit	28,958
U.S. Distribution reporting unit	6,856
Europe Distribution reporting unit	2,977
Energy Fabrication reporting unit	—

Total Goodwill	$41,339

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

The fair value of the Company’s five reporting units is calculated by averaging the fair values determined using a discounted cash flow model and a market approach. A discounted cash flow model is based on historical and projected financial information and provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples, such as EBITDA and revenue multiples, developed from a set of peer group companies to each reporting unit to determine its fair value. The Company considered the use of a cost approach but determined such an approach was not appropriate.

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

The discount rates used in the Company’s October 1, 2010 annual impairment test were as follows:

Titanium reporting unit	14.0%
Fabrication reporting unit	14.0%
U.S. Distribution reporting unit	12.0%
Europe Distribution reporting unit	11.0%
Energy Fabrication reporting unit	N/A

The discounted cash flow model used for the October 1, 2010 annual testing was consistent with the prior year’s annual test. Significant assumptions that changed from the prior year included overall decreases in operating profits and related cash flow projections due to the continued softness of the commercial aerospace and titanium markets, as well as longer ramp up schedule for the JSF program due to Department of Defense budget pressures.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the excess of the fair value over the carrying value for each of the Company’s five reporting units which carry goodwill for its October 1, 2010 annual impairment test is as follows:

Excess of Fair
Value over Carrying
Value

Titanium reporting unit	69%
Fabrication reporting unit	30%
U.S. Distribution reporting unit	5%
Europe Distribution reporting unit	43%
Energy Fabrication reporting unit	N/A

For the U.S. Distribution reporting unit, a three percentage point increase in the discount rate, or an 18% decrease in expected operating cash flows in our analysis would have indicated a potential impairment.

Excluding the Energy Fabrication reporting unit, which was fully impaired in 2009, there have been no impairments to date at the Company’s reporting units. Uncertainties or other factors that could result in a potential impairment in future periods may include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of or material modification to one of the other major aerospace programs the Company currently supplies, including the JSF program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test.

The carrying amount of goodwill attributable to each segment at December 31, 2008, 2009, and 2010 was as follows:

	Titanium	Fabrication	Distribution	Total
	Group	Group	Group	Goodwill

December 31, 2008	$2,548	$35,603	$9,833	$47,984
Impairment	—	(8,699)	—	(8,699)
Translation adjustment	—	1,783	—	1,783

December 31, 2009	2,548	28,687	9,833	41,068
Translation adjustment	—	727	—	727

December 31, 2010	$2,548	$29,414	$9,833	$41,795

Intangibles.  Intangible assets consist of customer relationships as a result of the Company’s prior acquisitions. These finite-lived intangible assets, which were initially valued at fair value using an Income approach, are being amortized over 20 years. The Company believes that this approach is appropriate because it provides a fair value estimate based on the expected long-term cash flows associated with the revenues generated from these customer relationships. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Amortization expense related to intangible assets subject to amortization was $984, $891, and $983 for the years ended December 31, 2010, 2009, and 2008. Estimated annual amortization expense is expected to be approximately $1,024 in each of the next five successive years.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2008, 2009, and 2010. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2008, 2009, and 2010 was as follows:

Intangible
Assets

December 31, 2008	$13,196
Amortization	(891)
Translation adjustment	1,994

December 31, 2009	14,299
Amortization	(984)
Translation adjustment	751

December 31, 2010	$14,066

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

The Company uses the completed contract accounting method for long-term contracts which results in the deferral of costs. This amount is included in “Inventories” on the Consolidated Balance Sheets. This amount was $1,814 in 2010 and $2,480 in 2009. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Sales under the completed contract accounting method totaled $35,534, $36,098, and $57,633 in 2010, 2009, and 2008, respectively.

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

Research and development:

Research and development costs are expensed as incurred. These costs totaled $3,256, $2,001, and $2,120 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Tax benefits related to uncertain tax provisions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

has been effectively settled, which means that either the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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

Cash flows resulting from the windfall tax benefits from tax deductions in excess of the compensation cost recognized (“excess tax benefits”) are classified as financing cash inflows. For the years ended December 31, 2010, 2009, and 2008, operating cash flows were decreased and financing cash flows were increased by $380, $39, and $215, respectively.

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $3,847, $4,399, and $5,155 for the years ended December 31, 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $2,735, $1,320, and $1,892 for the years ended December 31, 2010, 2009, and 2008, respectively. There was no compensation cost capitalized in inventory or fixed assets for the years ended December 31, 2010, 2009, and 2008.

New Accounting Standards:

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

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The new guidance became effective for interim reporting periods ending after June 15, 2009. The disclosures required by the new guidance are included in Note 2 to the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance became effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In October 2009, the FASB issued authoritative guidance establishing the accounting and reporting for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting in addition to establishing a selling price hierarchy in determining the selling price of a deliverable. Significantly enhanced disclosures are required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. Additional disclosures are also required of the significant judgments made, changes to those judgments, and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

In April 2010, the FASB issued authoritative guidance allowing entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments in this guidance are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

Note 3—ASSET AND ASSET-RELATED CHARGES (INCOME):

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

During the year ended December 31, 2010, the Company recorded asset and asset-related charges (income) totaling $(5.0) million. These amounts were comprised of the favorable settlement of several previously accrued contractual commitments and accounts payable resulting in recognition of income totaling $8.3 million during the year ended December 31, 2010, including $1.9 million of vendor refunds, all of which was received in cash during the year ended December 31, 2010. Offsetting this income was a write-down of sponge-plant related assets totaling $1.4 million during the year ended December 31, 2010. These assets were recorded in conjunction with the above-mentioned additional contractual commitments and were written-down due to the settlement of these contractual commitments as the Company’s contractors were able to return these assets to their vendors for credit, thereby reducing the Company’s contractual commitments and, to a lesser extent, its sponge-plant related assets. In addition, during the year ended December 31, 2010, the Company recognized additional asset impairments totaling $1.9 million reflecting the decrease in the expected future cash flows of the sponge plant assets.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the status of the Company’s accrual for additional contractual commitments as of December 31, 2010, and the activity for the year then ended is as follows:

Sponge-plant
Contractual
Commitments

Balance as of December 31, 2009	$7,809
Settlements/adjustments	(5,161)
Payments	(1,402)

Balance as of December 31, 2010	$1,246

The remaining contractual commitments were recorded within other accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2010.

Note 4—EARNINGS PER SHARE:

Earnings per share (“EPS”) amounts for each period are presented in accordance with the FASB’s authoritative guidance which requires the presentation of basic and diluted earnings per share. Basic earnings per share was computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

In June 2008, the FASB amended the existing guidance for determining whether certain instruments were participating securities under the existing guidance. The new guidance clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities to be included in the computation of earnings per share under the two-class method. The new guidance was effective for the Company’s fiscal year beginning January 1, 2009 and was to be applied retrospectively. The Company’s restricted stock awards are considered participating securities under the new guidance. The adoption of the new guidance reduced basic and diluted EPS by $0.02 and $0.01, respectively, for the year ended December 31, 2008.

In December 2010, the Company issued $230 million in senior convertible notes (the “Notes”). The Notes can be settled in cash, stock, or any combination of cash and stock, at the discretion of the Company, i.e., a convertible note with an optional net-share settlement provision. Under the FASB’s authoritative guidance, EPS for convertible notes with an optional net share settlement provision is calculated under the “If Converted” method. Under the If Converted method, EPS is calculated as the more dilutive of EPS including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the Notes. For the year ended December 31, 2010, diluted EPS was calculated by including interest expense related to the Notes and excluding the shares underlying the Notes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2010, 2009, and 2008, were as follows:

	Years Ended December 31,
	2010	2009	2008

Numerator:
Net income	$3,417	$(67,239)	$55,695

Denominator:
Basic weighted-average shares outstanding	29,916,465	25,029,976	22,872,075
Effect of dilutive shares	228,634	—	115,428

Diluted weighted-average shares outstanding	30,145,099	25,029,976	22,987,503

Earnings (loss) per share:
Basic	$0.11	$(2.67)	$2.42
Diluted	$0.11	$(2.67)	$2.41

For the years ended December 31, 2010, 2009, and 2008, options to purchase 270,124, 495,766 and 192,724 shares of Common Stock, at an average price of $46.64, $31.30 and $57.59, respectively, have been excluded from the calculations of diluted earnings per share because their effects were antidilutive.

Note 5—INCOME TAXES:

The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense (benefit):

	December 31, 2010			December 31, 2009			December 30, 2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$(10,554)	$21,502	$10,948	$(2,270)	$(21,388)	$(23,658)	$42,189	$(10,100)	$32,089
State	1,089	1,693	2,782	967	(944)	23	5,445	(3,474)	1,971
Foreign	1,829	(7,156)	(5,327)	1,965	(7,147)	(5,182)	2,832	(4,612)	(1,780)

Total	$(7,636)	$16,039	$8,403	$662	$(29,479)	$(28,817)	$50,466	$(18,186)	$32,280

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2010	2009	2008

United States	$34,623	$(74,039)	$103,045
Foreign	(22,803)	(22,017)	(15,070)

Income (loss) before income taxes	$11,820	$(96,056)	$87,975

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2010	2009	2008

Statutory rate of 35% applied to income (loss) before income taxes	$4,137	$(33,620)	$30,791
Effects of foreign operations	1,771	1,539	1,439
State income taxes, net of federal tax effects	1,729	(66)	1,017
Repeal of Medicare Part D subsidy	1,592	—	—
Adjustments of tax reserves and prior years’ income taxes	(1,083)	2,619	950
Manufacturing deduction	—	—	(2,161)
Other	257	711	244

Total provision	$8,403	$(28,817)	$32,280

Effective tax rate	71.1%	30.0%	36.7%

The effective tax rates in each year vary from the U.S. federal statutory rate of 35% principally due to the effects of foreign operations, adjustments to unrecognized tax benefits, and state taxes. The effects of foreign operations include the impact of the lower foreign statutory tax rates that are applied to income or losses generated outside the U.S. Depending on the mix of domestic and foreign income or loss, these statutory rate differences have the potential to significantly influence each year’s overall effective tax rate.

In 2010, the repeal of the Medicare Part D subsidy also increased the effective tax rate. In 2008, the effective tax rate was reduced by the benefit of the manufacturing deduction; however, because the Company generated net operating losses for tax purposes, it did not qualify for the manufacturing deduction in either 2009 or 2010.

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2010	2009

Deferred tax assets:
Inventories	$11,931	$9,091
Postretirement benefit costs	15,898	15,613
Employment costs	8,306	7,654
Duty drawback claims	1,757	2,052
Canadian tax loss carryforwards (expiring 2014 through 2030)	27,292	19,368
Pension costs	8,049	6,917
State tax loss carryforwards (expiring 2023 through 2030)	5,113	1,498
Start-up costs	8,108	6,606
Asset and asset-related impairment	410	24,890
Other	3,637	3,430

Total deferred tax assets	90,501	97,119
Valuation Allowance	(4,332)	(4,066)

Net deferred tax assets	86,169	93,053
Deferred tax liabilities:
Property, plant and equipment	(19,648)	(14,140)
Intangible assets	(3,019)	(3,045)
Convertible debt	(21,424)	—
Other	(648)	(1,069)

Total deferred tax liabilities	(44,739)	(18,254)

Net deferred tax asset	$41,430	$74,799

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The valuation allowances at December 31, 2010 and 2009 are entirely attributable to the state deferred tax asset pertaining to the asset and asset-related impairments and related state tax loss carryforwards for a deduction of those costs in 2010 and 2009.

The Company’s Canadian subsidiary has generated losses over the past several years. Although recent losses generally indicate a risk that tax carryforwards may be impaired, management believes firm sales contracts, including a $1 billion supply contract with a major aerospace manufacturer that will be substantially sourced from its Canadian subsidiary, will generate sufficient taxable income to permit utilization of the loss carryforwards. The magnitude of the firm contracts, certain favorable contract terms that mitigate the risk of raw material price fluctuations, and the length of time over which the losses are available to offset future income has led management to conclude that it is more likely than not that sufficient taxable income will exist in future periods to realize the subsidiary’s net deferred tax asset of $21.7 million. Management regularly reviews assumptions underlying this assessment and will make adjustments in future periods to the extent necessary.

As a result of its cumulative historical earnings, the Company continues to believe it is more likely than not that the remaining net domestic deferred tax asset of $19.7 million at December 31, 2010 will be realized.

A reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2010 is as follows:

	Unrecognized Tax
	Benefits
	2010	2009	2008

Gross balance at January 1	$5,577	$3,250	$2,481
Prior period tax positions
Increases	1,292	1,952	9
Decreases	(2,546)	(174)	(160)
Current period tax positions	949	1,110	920
Lapse of Statute	—	(561)	—
Settlements with tax authorities	(455)	—	—

Gross balance at December 31	$4,817	$5,577	$3,250

Amount that would affect the effective tax rate if recognized	$4,575	$5,278	$3,095

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statement of Operations for fiscal years 2010, 2009, and 2008, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2010, 2009, and 2008 were not material.

The Company’s U.S. Federal income tax returns for 2005 and prior are closed to examination. The IRS has completed its examination of the tax years 2006 through 2008. Tax year 2007 was effectively settled through the IRS examination, resulting in the recognition of previously unrecognized tax benefits associated with that year, while tax years 2006 and 2008 remain open to examination to the extent that net operating losses have been or will be carried back to those years. The Company’s Canadian subsidiary is currently under examination by the Canadian tax authorities for tax years 2006 through 2008. Years prior to 2005 are closed to examination.

The Company’s unrecognized tax benefits principally relate to the sale of products and provision of services by the U.S. companies to their foreign affiliates. Such previously unrecognized tax benefits may be adjusted within the next twelve months as additional data becomes available to permit an update of the Company’s most recently completed transfer pricing study. It is not possible to estimate a range of change that may occur in the next twelve months as a result of these events.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—OTHER INCOME (EXPENSE):

Other income (expense) for the years ended December 31, 2010, 2009, and 2008 was $(622), $2,056, and $1,527 respectively. Other income (expense) consists primarily of foreign exchange gains and losses from the Company’s international operations and fair value adjustments related to the Company’s foreign currency forward contracts.

Note 7—EMPLOYEE BENEFIT PLANS:

The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participant’s years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other Company employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2010, 2009, and 2008, expenses related to 401(k) plans were approximately $1,284, $1,324, and $1,204, respectively.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company uses a December 31 measurement date for all benefit plans. The following table, which includes the Company’s four qualified pension plans and two non-qualified pension plans, provides reconciliations of the changes in the Company’s pension and other post-employment benefit plan obligations, the values of plan assets, amounts recognized in Company’s financial statements, and principal weighted-average assumptions used:

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2010	2009	2010	2009

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$119,298	$109,187	$37,006	$33,364
Service cost	1,806	1,591	711	511
Interest cost	7,078	7,046	2,200	2,138
Actuarial loss	10,017	9,229	4,752	2,947
Amendment	—	—	—	—
Benefits paid	(7,924)	(7,755)	(2,695)	(2,936)
Plan participants’ contributions	—	—	814	827
Medicare retiree drug subsidy received	—	—	167	155

Projected benefit obligation at end of year	$130,275	$119,298	$42,955	$37,006

Change in plan assets:
Fair value of plan assets at beginning of year	$91,056	$82,531	$—	$—
Actual return on plan assets	10,055	13,680	—	—
Employer contributions	3,010	2,600	1,714	1,954
Medicare retiree drug subsidy received	—	—	167	155
Reimbursement to trust	—	—	—	—
Plan participants’ contributions	—	—	814	827
Benefits paid	(7,924)	(7,755)	(2,695)	(2,936)

Fair value of plan assets at end of year	$96,197	$91,056	$—	$—

Funded status	$(34,078)	$(28,242)	$(42,956)	$(37,006)

Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liabilities	$(248)	$(140)	$(3,053)	$(2,476)
Noncurrent liabilities	(33,830)	(28,102)	(39,903)	(34,530)

Net amount recognized	$(34,078)	$(28,242)	$(42,956)	$(37,006)

Amounts recognized in accumulated other comprehensive income consisted of:

	December 31,		December 31,
	2010	2009	2010	2009

Net actuarial loss (gain)	$61,520	$56,887	$6,116	$5,544
Prior service cost	1,861	2,384	4,330	1,364

Total, before tax effect	$63,381	$59,271	$10,446	$6,908

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

			Post-Retirement
	Pension Benefit Plans		Benefit Plan
	2010	2009	2010	2009

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	5.70%	6.15%	5.70%	6.15%
Rate of increase to compensation levels	3.80%	3.80%	N/A	N/A
Measurement date	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	6.15%	6.70%	6.15%	6.70%
Expected long-term return on plan assets	7.50%	7.50%	N/A	N/A
Rate of increase to compensation levels	3.80%	3.80%	N/A	N/A

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

A one-quarter percentage point change in the discount rate of 5.70% used at December 31, 2010 would have the following effect on the defined benefit plans:

	−0.25%		+0.25%

Effect on total projected benefit obligation (PBO) (in millions)	+$	3.3	−$	3.3
Effect on subsequent years periodic pension expense (in millions)	+$	0.5	−$	0.5

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The components of net periodic pension and post-retirement benefit cost were as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2010	2009	2008	2010	2009	2008

Service cost	$1,806	$1,591	$1,941	$711	$511	$517
Interest cost	7,078	7,046	7,130	2,200	2,138	2,022
Expected return on plan assets	(7,478)	(7,717)	(8,874)	—	—	—
Prior service cost amortization	523	836	824	1,214	1,214	1,214
Amortization of actuarial loss	2,809	1,921	2,148	—	—	—
Settlement charges	—	—	2,044	—	—	—

Net periodic benefit cost	$4,738	$3,677	$5,213	$4,125	$3,863	$3,753

During 2008, the Company recorded a non-cash settlement charge of $2,044 related to lump sum distributions associated with two former executives who retired in 2007.

The Company estimates that pension expense for the year ended December 31, 2011 will include expense of $4,419, resulting from the amortization of its related accumulated actuarial loss and prior service cost included in accumulated other comprehensive income at December 31, 2010.

The Company estimates that other post-retirement benefit expense for the year ended December 31, 2011 will include expense of $1,214, resulting from the amortization of its prior service costs included in accumulated other comprehensive income at December 31, 2010.

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2010 and 2009 were as follows:

Investment category (in $000’s)	2010	2009

U.S. government securities	$13,300	$16,755
Corporate bonds	23,637	18,823
Equities	53,282	49,083
Short-term investment funds	2,490	3,680
Real estate funds	1,888	1,176
Other investments — Timberlands	1,600	1,539

Total	$96,197	$91,056

The Company’s target asset allocation as of December 31, 2010 by asset category is as follows:

Investment Category	2010

Equity securities	55%
Debt and other short-term investments	43%
Cash	2%

Total	100%

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

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

U.S. government securities	$—	$13,300	$—	$13,300
Corporate bonds	—	23,637	—	23,637
Equities	—	50,384	2,898	53,282
Short-term investment funds	2,490	—	—	2,490
Real estate funds	—	—	1,888	1,888
Other investments — Timberlands	—	—	1,600	1,600

Total assets	$2,490	$87,321	$6,386	$96,197

Level 1 Fair Value Measurements:

Short-term Investment Funds — Short-term Investment Funds are carried at the reported net asset values.

Level 2 Fair Value Measurements:

U.S. Government Securities and Common Stock — The fair value of U.S. government securities and common stock is based on quoted market prices of the shares held by the plans at year-end.

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

The following table provides further details of the Level 3 fair value measurements using significant unobservable input:

	Private	Real Estate
	Equity Funds	Funds	Timberlands	Total

Beginning balance	$1,889	$1,176	$1,539	$4,604
Realized gains/losses	43	23	—	66
Unrealized gain/losses relating to investments still held at December 31, 2010	493	3	61	557
Purchases, sales, issuances, and settlements-net	473	686	—	1,159

Ending Balance	$2,898	$1,888	$1,600	$6,386

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Post-Retirement	Post-Retirement
	Pension	Benefit Plan	Benefit Plan (not
	Benefit	(including Plan D	including Plan D
	Plans	subsidy)	subsidy)

2011	$8,728	$3,052	$3,229
2012	8,935	3,416	3,610
2013	8,985	3,597	3,809
2014	9,250	3,525	3,760
2015	9,251	3,744	3,997
2016 to 2020	49,462	17,029	18,666

The Company contributed $3.0 million and $2.6 million to its qualified defined benefit pension plans in 2010 and 2009, respectively. In light of the current market conditions, the Company is currently assessing its future funding requirements. The Company expects to make a cash contribution of approximately $10.0 million during 2011 to maintain its desired funding status.

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

As of December 31, 2010, the Company had reserved 2.0 million shares of our Common Stock for future issuance under the ESPP.

Note 8—	LEASES:

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office equipment and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $5,602, $4,584, and $4,570 in the years ended December 31, 2010, 2009, and 2008, respectively. Amounts recognized as capital lease obligations are reported in long-term debt in the Consolidated Balance Sheet.

The Company’s future minimum commitments under operating and capital leases for years after 2010 are as follows:

	Operating	Capital

2011	$4,108	$13
2012	3,530	5
2013	2,459	—
2014	2,049	—
2015	3,518	—
Thereafter	2,928	—

Total lease payments	$18,592	18

Less: Interest portion		(1)

Amount recognized as capital lease obligations		$17

Note 9—	UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $28,358 and $21,832 as of December 31, 2010 and 2009, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, for which the Company has not recognized revenues.

Note 10—	TRANSACTIONS WITH RELATED PARTIES:

The Company did not enter into any significant related-party transactions during the years ended December 31, 2010, 2009, and 2008.

Note 11—	SEGMENT REPORTING:

The FASB defines operating segments as components of an enterprise that are regularly evaluated by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Vice Chair, President, and Chief Executive Officer. The Company has three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Years Ended December 31,
	2010	2009	2008

Net sales:
Titanium Group	$142,920	$107,622	$202,024
Intersegment sales	87,257	121,664	151,910

Total Titanium Group sales	230,177	229,286	353,934

Fabrication Group	134,418	106,231	146,816
Intersegment sales	52,589	57,378	79,027

Total Fabrication Group sales	187,007	163,609	225,843

Distribution Group	154,455	194,125	261,060
Intersegment sales	4,148	2,230	2,628

Total Distribution Group sales	158,603	196,355	263,688

Eliminations	(143,994)	(181,272)	(233,565)

Total consolidated net sales	$431,793	$407,978	$609,900

Operating income (loss):
Titanium Group before corporate allocations	$27,217	$(57,849)	$76,883
Corporate allocations	(8,813)	(10,236)	(15,123)

Total Titanium Group operating income (loss)	18,404	(68,085)	61,760

Fabrication Group before corporate allocations	4,453	(16,796)	12,781
Corporate allocations	(12,055)	(9,533)	(10,744)

Total Fabrication Group operating income (loss)	(7,602)	(26,329)	2,037

Distribution Group before corporate allocations	10,039	14,716	32,561
Corporate allocations	(6,780)	(7,578)	(8,966)

Total Distribution Group operating income	3,259	7,138	23,595

Total consolidated operating income (loss)	$14,061	$(87,276)	$87,392

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2010	2009	2008

Revenue by Market Information:
Titanium Group
Commercial aerospace	$76,064	$46,309	$123,904
Defense	36,430	43,109	60,829
Industrial and consumer	30,426	18,204	17,291

Total Titanium Group net sales	142,920	107,622	202,024
Fabrication Group
Commercial aerospace	$73,446	$40,212	$55,691
Defense	24,648	29,209	28,193
Industrial and consumer	36,324	36,810	62,932

Total Fabrication net sales	134,418	106,231	146,816
Distribution Group
Commercial aerospace	$78,376	$93,250	$126,116
Defense	67,493	92,080	116,838
Industrial and consumer	8,586	8,795	18,106

Total Distribution Group net sales	154,455	194,125	261,060

Total consolidated net sales	$431,793	$407,978	$609,900

Geographic location of trade sales:
United States	$284,233	$261,300	$418,658
France	40,683	49,475	62,929
England	44,124	34,100	39,084
Germany	24,516	27,246	26,143
Canada	9,399	14,074	20,221
Spain	5,236	6,510	6,627
Italy	5,828	4,335	5,997
Japan	7,821	1,657	11,894
Other countries	9,953	9,281	18,347

Total trade sales	$431,793	$407,978	$609,900

Capital expenditures:
Titanium Group	$23,561	$72,583	$107,157
Fabrication Group	4,233	9,243	17,410
Distribution Group	838	459	1,023

Total capital expenditures	$28,632	$82,285	$125,590

Depreciation and amortization:
Titanium Group	$13,004	$12,694	$11,624
Fabrication Group	8,324	7,636	7,736
Distribution Group	783	833	841

Total depreciation and amortization	$22,111	$21,163	$20,201

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2010	2009	2008

Property, plant, and equipment:
United States	$435,010	$409,121	$418,135
England	5,302	4,791	4,761
France	832	1,470	1,437
Canada	65,938	62,323	52,038
Less: Accumulated depreciation	(246,506)	(225,404)	(205,309)

Property, plant, and equipment, net	$260,576	$252,301	$271,062

Total assets:
Titanium Group	$367,591	$365,725	$374,999
Fabrication Group	246,830	239,847	224,534
Distribution Group	120,935	140,666	155,838
General corporate assets	371,498	108,497	273,832

Total consolidated assets	$1,106,854	$854,735	$1,029,203

In the years ended December 31, 2010, 2009, and 2008, export sales were $147,560, $146,678, and $191,242, respectively, principally to customers in Western Europe.

Substantially all of the Company’s sales and operating revenues are generated from its North American and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. For the year ended December 31, 2010, Boeing, through multiple contracts with various company subsidiaries covering varying periods, accounted for approximately 10.2% of the Company’s consolidated net sales. No single customer accounted for as much as 10% of consolidated sales in 2009 or 2008. For each of the years presented, Boeing, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s consolidated net sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products.

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

Tronox LLC Litigation

In connection with its now indefinitely idled plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, in 2008, a subsidiary of the Company entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride (“TiCl4”), the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009 and emerged from bankruptcy protection in February 2011. On September 23, 2009, the Company’s subsidiary filed a complaint in the

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

United States Bankruptcy Court for the Southern District of New York against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, and on February 9, 2010 the Bankruptcy Court issued an order granting the motion. The Company’s subsidiary has appealed the order, as it believes that its claims seeking termination and/or rescission of the supply agreement and companion ground lease on grounds of breach of warranty, nondisclosure, and mistake are meritorious; however, due to the inherent uncertainties of litigation and because of the pending appeal, the ultimate outcome of the matter is uncertain. The appeal remains outstanding as of March 1, 2011.

On January 28, 2011, Tronox filed a complaint in the United States Bankruptcy Court for the Southern District of New York against the Company’s subsidiary, alleging breach of contract, repudiation and two additional related claims under the Bankruptcy Code with respect to the supply agreement. As discussed above, the Company’s subsidiary believes that the claims asserted by it in connection with the long-term supply agreement are meritorious, and as such disputes the claims asserted by Tronox. The Company’s subsidiary intends to vigorously defend this suit; however, due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

Pending the outcome of both pieces of litigation, the Company estimates that its potential contractual exposure could be up to $36 million, of which it has currently accrued $11 million.

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

Concurrent with the U.S. Customs investigation, the Company performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result, the Company recorded charges totaling $10.5 million to Cost of Sales through December 31, 2009. No additional charges were recorded during the year ended December 31, 2010.

These above-mentioned charges represent the Company’s current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2009, the Company repaid $4.0 million to U.S. Customs for invalid claims and made additional repayments totaling $2.7 million during the year ended December 31, 2010. As a result of these payments, the Company’s liability totaled $2.8 million as of December 31, 2010. While the Company’s internal investigation into these claims is complete, there is not a timetable of which it is aware for when U.S. Customs will conclude its investigation.

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

Additionally, the Company is exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, the Company received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While the Company has the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, the Company has accrued the full amount of the penalties as of December 31, 2009. There was no change to the amount accrued for penalties during the year ended December 31, 2010.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2009 totaled $3.0 million. During the year ended December 31, 2010, the Company filed additional claims totaling $5.5 million. As a result of the open investigation discussed above, the Company has not recognized any credits to cost of sales upon the filing of these new claims. The Company intends to record these credits when payment is received from U.S. Customs until a consistent history of receipts against claims filed has been established.

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2010, 2009, and 2008 the Company paid approximately $145, $792, and $1,513, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $770 to $2,242 in the aggregate. At December 31, 2010 and 2009, the amounts accrued for future environmental-related costs were $1,403 and $1,546 respectively. Of the total amount accrued at December 31, 2010, $1,000 is expected to be paid out within one year and is included in the other accrued liabilities line of the balance sheet. The remaining $403 is recorded within other noncurrent liabilities in the Company’s Consolidated Balance Sheet.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the changes in the Company’s environmental liabilities for the year ended December 31, 2010:

Environmental
Liabilities

Balance at December 31, 2009	$(1,546)
Environmental-related expense	(2)
Cash paid	145

Balance at December 31, 2010	$(1,403)

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

Note 13—	LONG-TERM DEBT:

Long-term debt consisted of:

	December 31,
	2010	2009

RTI convertible debt due December 2015	$178,062	$—
Other	45	81

Total debt	$178,107	$81

On December 14, 2010, the Company issued $230 million aggregate principal amount of 3.000% Convertible Senior Notes due December 2015 (the “Notes”). Interest on the Notes accrues from December 14, 2010 and is payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2011, at a rate of 3.000% per year. The Notes are the Company’s general unsecured obligations. The Notes are guaranteed by four of the Company’s subsidiaries (the “Subsidiary Guarantors”), which are the same subsidiaries that guarantee the Company’s obligations under its existing credit facility. Each subsidiary guarantee is a joint and several, fully unconditional guarantee of the Company’s obligations under the indenture and the Notes. Refer to Note 15 for additional information about the guaranteeing subsidiaries.

The Notes will be convertible at the applicable conversion rate at any time on or after June 1, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the Notes equals 27.8474 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $35.91 per share of common stock). Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock, or a combination of both.

The FASB’s authoritative guidance requires convertible notes that may be settled in cash to be separated into a liability component and an equity component. The fair value of the liability component is determined by calculating the present value of the cash flows of the convertible note using the interest rate of a bond of similar size and rating without a conversion feature (i.e., straight-rate debt). The fair value of the equity component is the difference between the proceeds from the issuance and the fair value of the liability.

The Company determined similar straight-rate debt had an interest rate of 8.675% at the time the Notes were issued. As a result, the fair value of the liability component of the Notes was calculated to be $177.7 million and was

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

recorded as long-term debt. The conversion component of the Notes has a fair value of $52.3 million and was recorded, net of deferred taxes, as additional paid-in capital. The debt component of the Notes will accrete to the Notes’ par value of $230.0 million over the Notes’ five-year term. Debt accretion is recorded in the Company’s Consolidated Statement of Operations as a component of interest expense. The Company is accreting the long-term debt balance to par value using the interest method.

In conjunction with the issuance of the Notes, the Company incurred debt issuance costs totaling $7.2 million. Under the FASB’s authoritative guidance, debt issuance costs for the Notes should be allocated to the liability and equity pieces in proportion to the fair value. As such, $1.6 million of these costs was attributed to the conversion feature of the Notes and was recorded, net of deferred taxes, as additional paid-in capital. The remaining $5.6 million of debt issuance costs were attributed to the liability component of the Notes and were capitalized in the Company’s Consolidated Balance Sheet as a component of other noncurrent assets. The portion of the costs attributed to the debt component of the Notes is being amortized over the term of the Notes using the interest method. Amortization of these costs is included as a component of interest expense in the Company’s consolidated statement of operations.

On September 18, 2009, the Company repaid its $225 million term loan, the $13.1 million outstanding under its Canadian credit facility, and the $4.5 million outstanding on its Canadian interest-free loan agreement using the proceeds from its offering of 6.9 million shares of the Company’s common stock which raised $127.4 million as well as cash on hand. As part of the repayment of the $225 million term loan, the Company recorded a $4.9 million fee associated with the termination of its interest rate swap agreements and a $0.8 million charge associated with the write-off of deferred financing fees. Both charges were recorded as a component of interest expense.

The Company maintains a $150 million revolving credit facility under its Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, the Company pays a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement. At both December 31, 2010 and 2009, the Company had no borrowings outstanding under the Credit Agreement.

Note 14—	STOCK OPTIONS AND RESTRICTED STOCK AWARD PLANS:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of stock options granted over the past three years under the 2004 Plan and the predecessor plans was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

	2010	2009	2008

Risk-free interest rate	2.26%	1.85%	2.81%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	4.0	4.0	4.0
Expected volatility	66.00%	58.00%	41.00%

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

A summary of the status of the Company’s stock options as of December 31, 2010 and the activity during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
Stock Options	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2009	475,581	$31.22
Granted	114,830	25.08
Forfeited	(12,470)	20.30
Expired	(17,498)	42.97
Exercised	(62,757)	15.38

Outstanding at December 31, 2010	497,686	$31.66	6.60	$2,957

Exercisable at December 31, 2010	279,355	$39.12	5.06	$1,518

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2010, 2009, and 2008 was $12.88, $6.37, and $18.26 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009, and 2008 was $867, $109, and $400, respectively. As of December 31, 2010, total unrecognized compensation cost related to nonvested stock option awards granted was $690. That cost is expected to be recognized over a weighted-average period of approximately nine months.

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2010, 2009, and 2008 was $25.73, $14.57, and $47.59 per share, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2010 and the activity during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Awards	Shares	Per Share

Nonvested at December 31, 2009	171,387	$28.34
Granted	66,533	25.73
Vested	(75,831)	27.04
Forfeited	(7,800)	25.31

Nonvested at December 31, 2010	154,289	$28.00

As of December 31, 2010, total unrecognized compensation cost related to nonvested restricted stock awards granted was $1,321. That cost is expected to be recognized over a weighted-average period of 15 months. The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2009, and 2008 was $1,911, $3,324, and $1,388, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008 was $965, $120, and $137, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2010, 2009, and 2008 was $367, $105, and $95, respectively. The actual tax benefit (expense) realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $186, $(409), and $237 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company has elected to adopt the short-cut transition method for determining the windfall tax benefits related to share-based payment awards.

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

A summary of the Company’s performance share activity during the year ended December 31, 2010 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Activity	Eligible to Receive

Oustanding at December 31, 2009	73,380	146,760
Granted	49,450	98,900
Forfeited	(9,400)	(18,800)

Outstanding at December 31, 2010	113,430	226,860

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying market conditions and the resulting fair value of the award. The four primary inputs for the Monte Carlo model are the risk-free rate, expected dividend yield, volatility of returns, and correlation of returns. The weighted-average grant-date fair value of performance shares awarded during the year ended December 31, 2010 was $38.79.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 15—	GUARANTOR SUBSIDIARIES:

The Notes are jointly and severally, fully and unconditionally guaranteed by RTI International Metals, Inc., and several of its 100% owned subsidiaries (the “Guarantor Subsidiaries”). Separate financial statements of RTI International Metals Inc. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above, except, however, the obligations of each Subsidiary Guarantor under its guarantee will be limited to the maximum amount as will result in obligations of such Subsidiary Guarantor under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of bankruptcy law, the Uniform Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law.

The following tables present Condensed Consolidating Financial Statements as of December 31, 2010 and 2009 and for the three years ended December 31, 2010:

Condensed Consolidating Statement of Operations
Year Ended December 31, 2010

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales(1)	$12,372	$253,754	$279,730	$(114,063)	$431,793
Costs and expenses:
Cost of sales	—	221,351	248,620	(114,063)	355,908
Selling, general, and administrative expenses(2)	9,300	9,966	44,314	—	63,580
Research, technical, and product development expenses	—	3,256	—	—	3,256
Asset and asset-related charges (income)	—	—	(5,012)	—	(5,012)

Operating income (loss)	3,072	19,181	(8,192)	—	14,061
Other income (expense)	(52)	(91)	(479)	—	(622)
Interest income (expense)	(2,650)	4,615	(3,584)	—	(1,619)
Equity in earnings of subsidiaries	5,701	—	—	(5,701)	—

Income (loss) before income taxes	6,071	23,705	(12,255)	(5,701)	11,820
Provision for (benefit from) income taxes	2,654	7,444	(1,695)	—	8,403

Net income (loss)	$3,417	$16,261	$(10,560)	$(5,701)	$3,417

(1)	During the year ended December 31, 2010, the parent company recorded net sales related to the March 2010 settlement of Airbus’ 2009 contractual obligations.

(2)	The parent company charges a management fee to the subsidiares based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2009

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$250,618	$293,841	$(136,481)	$407,978
Costs and expenses:
Cost of sales	—	224,918	263,730	(136,481)	352,167
Selling, general, and administrative expenses(1)	(8,457)	23,311	48,636	—	63,490
Research, technical, and product development expenses	—	2,001	—	—	2,001
Asset and asset-related charges (income)	—	—	68,897	—	68,897
Goodwill impairment	—	—	8,699	—	8,699

Operating income (loss)	8,457	388	(96,121)	—	(87,276)
Other income (expense)	1,734	139	183	—	2,056
Interest income (expense)	(15,781)	11,051	(6,106)	—	(10,836)
Equity in earnings of subsidiaries	(58,484)	—	—	58,484	—

Income (loss) before income taxes	(64,074)	11,578	(102,044)	58,484	(96,056)
Provision for (benefit from) income taxes	3,165	1,611	(33,593)	—	(28,817)

Net income (loss)	$(67,239)	$9,967	$(68,451)	$58,484	$(67,239)

(1)	The parent company charges a management fee to the subsidiares based upon its budgeted annual expenses. A credit in selling, general, and administrative expenses (“SG&A”) for the parent company indicates that actual expenses were lower than budgeted expenses. A credit in parent company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2008

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$390,562	$396,148	$(176,810)	$609,900
Costs and expenses:
Cost of sales	—	295,274	324,162	(176,810)	442,626
Selling, general, and administrative expenses(1)	1,440	25,533	50,789	—	77,762
Research, technical, and product development expenses	—	2,120	—	—	2,120

Operating income (loss)	(1,440)	67,635	21,197	—	87,392
Other income (expense)	(63)	65	1,525	—	1,527
Interest income (expense)	(3,693)	9,808	(7,059)	—	(944)
Equity in earnings of subsidiaries	57,448	—	—	(57,448)	—

Income (loss) before income taxes	52,252	77,508	15,663	(57,448)	87,975
Provision for (benefit from) income taxes	(3,443)	25,601	10,122	—	32,280

Net income (loss)	$55,695	$51,907	$5,541	$(57,448)	$55,695

(1)	The parent company charges a management fee to the subsidiares based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2010

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$350,629	$26,322	$—	$376,951
Short-term investments	—	20,275	—	—	20,275
Receivables, net	382	39,313	35,519	(18,979)	56,235
Inventories, net	—	151,544	118,175	—	269,719
Deferred income taxes	21,430	1,419	42	—	22,891
Other current assets	16,489	811	1,069	(2,070)	16,299

Total current assets	38,301	563,991	181,127	(21,049)	762,370
Property, plant, and equipment, net	1,050	198,007	61,519	—	260,576
Goodwill	—	18,097	23,698	—	41,795
Other intangible assets, net	—	—	14,066	—	14,066
Deferred income taxes	—	24,371	21,765	(24,437)	21,699
Other noncurrent assets	6,168	36	144	—	6,348
Intercompany investments	898,943	71,231	180	(970,354)	—

Total assets	$944,462	$875,733	$302,499	$(1,015,840)	$1,106,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$36,441	$29,749	$(18,979)	$47,226
Accrued wages and other employee costs	5,603	7,656	8,692	—	21,951
Unearned revenue	—	—	28,358	—	28,358
Other accrued liabilities	2,612	11,037	16,600	(2,070)	28,179

Total current liabilities	8,230	55,134	83,399	(21,049)	125,714
Long-term debt	178,062	40	5	—	178,107
Intercompany debt	—	99,955	79,024	(178,979)	—
Liability for post-retirement benefits	—	39,903	—	—	39,903
Liability for pension benefits	7,128	26,025	677	—	33,830
Deferred income taxes	27,569	15	—	(24,437)	3,147
Other noncurrent liabilities	5,073	2,680	—	—	7,753

Total liabilities	226,062	223,752	163,105	(224,465)	388,454

Shareholders’ equity	718,400	651,981	139,394	(791,375)	718,400

Total liabilities and shareholders’ equity	$944,462	$875,733	$302,499	$(1,015,840)	$1,106,854

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2009

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$45,525	$10,691	$—	$56,216
Short-term investments	—	65,042	—	—	65,042
Receivables	—	32,145	45,646	(16,867)	60,924
Inventories, net	—	154,192	112,695	—	266,887
Deferred income taxes	20,080	1,207	—	(50)	21,237
Other current assets	15,590	1,291	30,241	(25,712)	21,410

Total current assets	35,670	299,402	199,273	(42,629)	491,716
Property, plant, and equipment, net	1,443	181,443	69,415	—	252,301
Goodwill	—	18,097	22,971	—	41,068
Other intangible assets, net	—	—	14,299	—	14,299
Deferred income taxes	16,613	22,989	17,942	(3,730)	53,814
Other noncurrent assets	1,240	36	262	(1)	1,537
Intercompany investments	674,664	153,743	180	(828,587)	—

Total assets	$729,630	$675,710	$324,342	$(874,947)	$854,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361	$27,399	$28,300	$(16,867)	$39,193
Accrued wages and other employee costs	754	5,584	3,458	—	9,796
Unearned revenue	—	120	21,712	—	21,832
Other accrued liabilities	31,409	14,296	13,191	(25,762)	33,134

Total current liabilities	32,524	47,399	66,661	(42,629)	103,955
Long-term debt	—	60	21	—	81
Intercompany debt	6,471	—	113,141	(119,612)	—
Liability for post-retirement benefits	—	34,530	—	—	34,530
Liability for pension benefits	5,296	22,129	677	—	28,102
Deferred income taxes	—	—	3,974	(3,730)	244
Other noncurrent liabilities	6,133	2,485	—	(1)	8,617

Total liabilities	50,424	106,603	184,474	(165,972)	175,529
Shareholders’ equity	679,206	569,107	139,868	(708,975)	679,206

Total liabilities and shareholders’ equity	$729,630	$675,710	$324,342	$(874,947)	$854,735

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by operating activities	$26,707	$28,776	$19,725	$—	$75,208

Investing activities:
Capital expenditures	—	(24,365)	(4,267)	—	(28,632)
Investments in subsidiaries	(205,830)	(2,900)	—	208,730	—
Proceeds from disposal of property, plant, and equipment	—	—	4,011	—	4,011
Short-term investments, net	—	44,766	—	—	44,766

Cash provided by (used in) investing activities	(205,830)	17,501	(256)	208,730	20,145

Financing activities:
Proceeds from exercise of employee stock options	1,095	—	—	—	1,095
Excess tax benefits from stock-based compensation activity	380	—	—	—	380
Financing fees	(7,249)	—	—	—	(7,249)
Parent company investments	—	75,375	133,355	(208,730)	—
Borrowings on long-term debt	230,000	—	—	—	230,000
Repayments on long-term debt	—	(20)	(16)	—	(36)
Intercompany debt	(44,736)	183,472	(138,736)	—	—
Purchase of common stock held in treasury	(367)	—	—	—	(367)

Cash provided by (used in) financing activities	179,123	258,827	(5,397)	(208,730)	223,823
Effect of exchange rate changes on cash and cash equivalents	—	—	1,559	—	1,559

Increase (decrease) in cash and cash equivalents	—	305,104	15,631	—	320,735
Cash and cash equivalents at beginning of period	—	45,525	10,691	—	56,216

Cash and cash equivalents at end of period	$—	$350,629	$26,322	$—	$376,951

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(4,652)	$32,221	$5,430	$—	$32,999

Investing activities:
Short-term investments, net	—	(65,000)	—	—	(65,000)
Investments in subsidiaries	115,957	(12,907)	—	(103,050)	—
Capital expenditures	(33)	(60,468)	(21,784)	—	(82,285)
Proceeds from disposal of property, plant, and equipment	—	—	22	—	22

Cash provided by (used in) investing activities	115,924	(138,375)	(21,762)	(103,050)	(147,263)

Financing activities:
Borrowings on long-term debt	—	—	1,181	—	1,181
Repayments on long-term debt	(225,000)	(24)	(18,431)	—	(243,455)
Purchase of common stock held in treasury	(105)	—	—	—	(105)
Proceeds from equity offering, net	127,423	—	—	—	127,423
Intercompany debt	(13,449)	14,720	(1,271)	—	—
Parent company investments	—	(135,331)	32,281	103,050	—
Proceeds from exercise of employee stock options	120	—	—	—	120
Excess tax benefits from stock-based compensation activity	39	—	—	—	39
Financing fees	(300)	—	—	—	(300)

Cash provided by (used in) financing activities	(111,272)	(120,635)	13,760	103,050	(115,097)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,128	—	1,128

Increase (decrease) in cash and cash equivalents	—	(226,789)	(1,444)	—	(228,233)
Cash and cash equivalents at beginning of period	—	272,314	12,135	—	284,449

Cash and cash equivalents at end of period	$—	$45,525	$10,691	$—	$56,216

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by operating activities	$1,140	$76,629	$5,190	$—	$82,959

Investing activities:
Capital expenditures	(1,737)	(56,484)	(67,369)	—	(125,590)
Investments in subsidiaries	(430,193)	(49,350)	—	479,543	—

Cash provided by (used in) investing activities	(431,930)	(105,834)	(67,369)	479,543	(125,590)

Financing activities:
Proceeds from exercise of employee stock options	137	—	—	—	137
Excess tax benefits from stock-based compensation activity	215	—	—	—	215
Financing fees	(1,313)	—	—	—	(1,313)
Parent company investments	—	423,470	56,073	(479,543)	—
Borrowings on long-term debt	225,000	80	1,970	—	227,050
Repayments on long-term debt	—	(2)	(1,079)	—	(1,081)
Intercompany debt	114,193	(124,905)	10,712	—	—
Purchase of common stock held in treasury	(9,090)	—	—	—	(9,090)
Proceeds from government grants	—	2,842	—	—	2,842

Cash provided by (used in) financing activities	329,142	301,485	67,676	(479,543)	218,760
Effect of exchange rate changes on cash and cash equivalents	—	—	815	—	815

Increase (decrease) in cash and cash equivalents	(101,648)	272,280	6,312	—	176,944
Cash and cash equivalents at beginning of period	101,648	34	5,823	—	107,505

Cash and cash equivalents at end of period	$—	$272,314	$12,135	$—	$284,449

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 16—	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2010 and 2009:

	1st	2nd	3rd	4th
2010	Quarter	Quarter	Quarter	Quarter

Net Sales	$107,885	$106,651	$102,593	$114,664
Gross profit	27,523	16,949	14,175	17,238
Operating income (loss)	11,680	2,093	(2,228)	2,516
Net income (loss)	11,398	10,239	(16,775)	(1,445)
Earnings per share:
Basic	$0.38	$0.34	$(0.56)	$(0.05)
Diluted	$0.38	$0.34	$(0.56)	$(0.05)

	1st	2nd	3rd	4th
2009	Quarter	Quarter	Quarter	Quarter

Net Sales	$106,054	$104,354	$100,247	$97,323
Gross profit	16,292	13,495	17,821	8,203
Operating income (loss)	(779)	(1,603)	1,971	(86,865)
Net income (loss)	(1,459)	125	(8,652)	(57,253)
Earnings per share:
Basic	$(0.06)	$0.01	$(0.35)	$(1.91)
Diluted	$(0.06)	$0.01	$(0.35)	$(1.91)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In addition to the information concerning the executive officers of the Company set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2011 Proxy Statement, to be filed at a later date, and is incorporated here by reference.

Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2011 Proxy Statement and is incorporated here by reference. The Code of Ethical Business Conduct applies to all of our directors, officers and all employees, including its principal executive officer, principal financial officer, or persons performing similar functions.

Information concerning any material changes to procedures for security holders to recommend nominees for the Company’s Board of Directors is set forth under the caption “Other Information” in the 2011 Proxy Statement, to be filed at a later date, and is incorporated here by reference.

Information concerning the Audit Committee and its financial experts is set forth under the captions “Audit Committee” and “Audit Committee Report” in the 2011 Proxy Statement and is incorporated here by reference.

Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated here by reference.

Item 11.	Executive Compensation.

Information required by this item is set forth under the captions “Executive Compensation” and, solely with respect to information pertaining to the Compensation Committee, “Corporate Governance” in the 2011 Proxy Statement and is incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2011 Proxy Statement and is incorporated here by reference.

Equity Compensation Plan Information

(c) Number of
Securities Remaining
Available for Future
	(a) Number of		Issuance Under Equity
	Securities to be		Compensation Plans
	Issued Upon Exercise	(b) Weighted-Average	(Excluding Securities
	of Outstanding	Exercise Price of	Reflected in Column
Plan Category	Options	Outstanding Options	(a))

Equity compensation plans approved by security holders (see Note (i) and Note (iii))	497,686	$31.66	1,479,630
Equity compensation plans not approved by security holders (see Note (ii))	—	—	—

	497,686	$31.66	1,479,630

Note (i):  The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals Inc., 2004 Stock Plan as of December 31, 2010. For more information, see Note 14 to the Consolidated Financial Statements. The Company’s 2004 Stock Plan replaces the prior plans and provides for grants of 2,500,000 shares over its 10-year term as determined by the plan administrator. The 2004 Stock Plan was approved by shareholder vote on April 30, 2004. In 2010, 2009, and 2008, 280,263, 467,161 and 177,262 shares, respectively, were awarded under the 2004 Stock Plan.

Note (ii):  Prior to December 31, 2004, RTI International Metals Inc., had one plan that had not been approved by its shareholders called the 2002 Non-employee Director Stock Option Plan. This plan has since been terminated and replaced by the 2004 Stock Plan. See above Note (i).

Note (iii):  The 2004 Stock Plan permits grants of stock options, stock appreciation rights, restricted stock, and other stock based awards that may include awards of restricted stock units. There were a total of 2,500,000 shares available for issue under the 2004 Stock Plan, but only 1,250,000 shares may be issued in the form of restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the captions “Corporate Governance” and “Executive Compensation” in the 2011 Proxy Statement and is incorporated here by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is set forth under the caption “Proposal No. 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm for 2011” in the 2011 Proxy Statement and is incorporated here by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

1. The financial statements contained in Item 8 hereof;

2. The financial statement schedule following the signatures hereto; and

3. The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit
No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.
3.1	Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.2	Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935.
4.1	First Amended and Restated Credit Agreement dated September 8, 2008, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
4.2	First Amendment to the First Amended and Restated Credit Agreement, dated September 18, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
4.3	Second Amendment to the First Amended and Restated Credit Agreement, dated January 19, 2010, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
4.4	Third Amendment to First Amended and Restated Credit Agreement, dated December 7, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 8, 2010.
4.5	Assumption Agreement, dated March 1, 2010 by and between PNC Bank, NA and Wells Fargo Bank, NA, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated March 5, 2010.
4.6	Offer of loan by and among RTI-Claro, Inc., as borrower and Investissement Quebec, dated August 3, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2006.
4.7	Form of Senior Debt Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.8 to the Company’s Form S-3ASR No. 333-171034, filed December 8, 2010.
4.8	Form of Subordinated Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.9 to the Company’s Form S-3ASR No. 333-171034, filed December 8, 2010.
4.9	Indenture, dated December 14, 2010 by and between RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.
4.10	First Supplemental Indenture, dated December 14, 2010 by and between RTI International Metals, Inc., the Subsidiary Guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.
4.11	Form of 3.000% Convertible Senior Notes due 2015, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

Exhibit
No.		Description

10	.1*	RTI International Metals, Inc. Supplemental Pension Program effective August 1, 1987, as amended and restated October 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10	.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, and restated October 26, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10	.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
10	.4*	RTI International Metals, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 19, 2002.
10	.5*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10	.6*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005.
10	.7*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form-10K for the year ended December 31, 2004.
10	.8*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated January 25, 2008.
10	.9*	RTI International Metals, Inc., Employee Stock Purchase Plan, incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement, Form 14A, dated February 23, 2009.
10	.10*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended July 27, 2007, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10	.11*	Pay philosophy and guiding principles covering executive compensation, filed herewith.
10	.12*	Form of indemnification agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated May 20, 2010.
10	.13*	Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.14*	Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.15*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.16*	Employment Agreement, dated May 17, 2010, between the Company and James L. McCarley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated May 20, 2010.
10	.17*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Stephen R. Giangiordano, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.18*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William T. Hull, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

Exhibit
No.		Description

10	.19*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William F. Strome, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10	.20*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Chad Whalen, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.
10.21		Master Supply Agreement, dated March 25, 2008, between RTI Hamilton, Inc., and Tronox LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated March 25, 2008.
10.22		Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10.23		Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.
10.24		Amended and Restated Procurement Frame Contract between EADS Deutschland GmbH and the Company dated July 20, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated July 22, 2010.
21.1		Subsidiaries of the Company, filed herewith.
23.1		Consent of independent registered public accounting firm, filed herewith.
24.1		Powers of Attorney, filed herewith.
31.1		Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Denotes management contract or compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ William T. Hull
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

Dated: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

DANIEL I. BOOKER, Director;

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

BRYAN T. MOSS, Director;

JAMES A. WILLIAMS, Director

by: /s/ Dawne S. Hickton Dawne S. Hickton As Attorney-in-Fact	March 1, 2011

/s/ Dawne S. Hickton Dawne S. Hickton Vice Chair, President, Chief Executive Officer and Director	March 1, 2011

/s/ William T. Hull William T. Hull Senior Vice President and Chief Financial Officer (principal accounting officer)	March 1, 2011

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

(In thousands)

		(Charged)	(Charged)
	Balance at	Credited to	Credited to	Balance
	Beginning	Costs and	Other	at End
Description	of Year	Expenses	Accounts	of Year

Year ended December 31, 2010:
Allowance for doubtful accounts	$(646)	$168	$—	$(478)
Valuation allowance for deferred income taxes	(4,066)	(266)	—	(4,332)
Year ended December 31, 2009:
Allowance for doubtful accounts	$(2,260)	$1,614	$—	$(646)
Valuation allowance for deferred income taxes	(1,032)	(4,066)	1,032	(4,066)
Year ended December 31, 2008:
Allowance for doubtful accounts	$(613)	$(1,647)	$—	$(2,260)
Valuation allowance for deferred income taxes	—	—	(1,032)	(1,032)

S-1