Form 10-Q
period 2011-03-31
RTI INTERNATIONAL METALS INC
filed 2011-05-06
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
  Yes ☐      No ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 29, 2011 was 30,188,450.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$120,850	$107,885
Cost and expenses:
Cost of sales	94,845	80,362
Selling, general, and administrative expenses	17,458	15,639
Research, technical, and product development expenses	632	725
Asset and asset-related charges (income)	(1,501)	(521)

Operating income	9,416	11,680
Other income (expense)	(569)	133
Interest income	225	98
Interest expense	(4,300)	(273)

Income before income taxes	4,772	11,638
Provision for income taxes	2,430	240

Net income	$2,342	$11,398

Earnings per share:
Basic	$0.08	$0.38

Diluted	$0.08	$0.38

Weighted-average shares outstanding:
Basic	29,995,803	29,864,801

Diluted	30,225,412	30,110,568

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$276,154	$376,951
Short-term investments	38,892	20,275
Receivables, less allowance for doubtful accounts of $469 and $478	76,499	56,235
Inventories, net	269,402	269,719
Deferred income taxes	22,928	22,891
Other current assets	13,933	16,299

Total current assets	697,808	762,370
Property, plant, and equipment, net	261,331	260,576
Marketable securities	48,779	—
Goodwill	42,205	41,795
Other intangible assets, net	14,219	14,066
Deferred income taxes	23,537	21,699
Other noncurrent assets	5,977	6,348

Total assets	$1,093,856	$1,106,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,105	$47,226
Accrued wages and other employee costs	15,230	21,951
Unearned revenues	26,020	28,358
Other accrued liabilities	29,290	28,179

Total current liabilities	106,645	125,714
Long-term debt	180,269	178,107
Liability for post-retirement benefits	40,277	39,903
Liability for pension benefits	28,504	33,830
Deferred income taxes	3,102	3,147
Other noncurrent liabilities	8,569	7,753

Total liabilities	367,366	388,454

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,917,846 and 30,858,725 shares issued; 30,172,675 and 30,123,519 shares outstanding	309	309
Additional paid-in capital	475,779	474,277
Treasury stock, at cost; 745,171 and 735,206 shares	(17,646)	(17,363)
Accumulated other comprehensive loss	(27,808)	(32,337)
Retained earnings	295,856	293,514

Total shareholders’ equity	726,490	718,400

Total liabilities and shareholders’ equity	$1,093,856	$1,106,854

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$2,342	$11,398
Adjustment for non-cash items included in net income:
Depreciation and amortization	5,582	5,372
Asset and asset-related charges (income)	(597)	(521)
Deferred income taxes	(1,233)	44
Stock-based compensation	1,402	1,086
Excess tax benefits from stock-based compensation activity	(102)	(70)
Loss (gain) on sale of property, plant, and equipment	47	(276)
Accretion of discount on long-term debt	2,166	—
Other	116	101
Changes in assets and liabilities:
Receivables	(19,479)	(11,640)
Inventories	1,522	(6,718)
Accounts payable	(6,640)	(4,597)
Income taxes payable	(87)	(80)
Unearned revenue	(3,445)	(318)
Other current assets and liabilities	(2,395)	(2,447)
Other assets and liabilities	(2,974)	(1,127)

Cash used in operating activities	(23,775)	(9,793)

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	—	468
Purchase of investments	(72,612)	(56)
Maturity/sale of investments	5,000	45,000
Capital expenditures	(10,137)	(7,564)

Cash provided by (used in) investing activities	(77,749)	37,848

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	154	174
Excess tax benefits from stock-based compensation activity	102	70
Repayments on long-term debt	(3)	(7)
Purchase of common stock held in treasury	(283)	(282)

Cash used in financing activities	(30)	(45)

Effect of exchange rate changes on cash and cash equivalents	757	(305)

Increase (decrease) in cash and cash equivalents	(100,797)	27,705
Cash and cash equivalents at beginning of period	376,951	56,216

Cash and cash equivalents at end of period	$276,154	$83,921

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income and Shareholders’ Equity
(Unaudited)

(In thousands, except share amounts)

						Accumulated Other
						Comprehensive Income
						(Loss)
						Net Unrealized Gain
						(Loss) From
	Common Stock		Additional			Available-	Minimum	Foreign
	Shares		Paid-In	Treasury	Retained	For -Sale-	Pension	Currency
	Outstanding	Amount	Capital	Stock	Earnings	Investments	Liability	Translation	Total

Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$42	$(39,932)	$6,327	$679,206
Net Income	—	—	—	—	11,398	—	—	—	11,398
Foreign currency translation	—	—	—	—	—	—	—	3,776	3,776
Unrecognized loss on investments	—	—	—	—	—	(15)	—	—	(15)
Benefit plan amortization	—	—	—	—	—	—	706	—	706

Comprehensive income									15,865
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	1,086	—	—	—	—	—	1,086
Treasury stock purchased at cost	(11,203)	—	—	(282)	—	—	—	—	(282)
Exercise of employee options	7,600	—	174	—	—	—	—	—	174
Tax benefits from stock-based compensation activity	—	—	(178)	—	—	—	—	—	(178)
Shares issued for employee stock purchase plan	1,458	—	35	—	—	—	—	—	35

Balance at March 31, 2010	30,058,623	$308	$440,478	$(17,278)	$301,495	$27	$(39,226)	$10,103	$695,907

Balance at December 31, 2010	30,123,519	$309	$474,277	$(17,363)	$293,514	$27	$(44,672)	$12,308	$718,400
Net income	—	—	—	—	2,342	—	—	—	2,342
Foreign currency translation	—	—	—	—	—	—	—	3,704	3,704
Unrecognized loss on investments	—	—	—	—	—	(84)	—	—	(84)
Benefit plan amortization	—	—	—	—	—	—	909	—	909

Comprehensive income									6,871
Shares issued for restricted stock award plans	50,296	—	—	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	1,402	—	—	—	—	—	1,402
Treasury stock purchased at cost	(9,965)	—	—	(283)	—	—	—	—	(283)
Exercise of employee options	7,237	—	113	—	—	—	—	—	113
Tax benefits from stock-based compensation activity	—	—	(54)	—	—	—	—	—	(54)
Shares issued for employee stock purchase plan	1,588	—	41	—	—	—	—	—	41

Balance at March 31, 2011	30,172,675	$309	$475,779	$(17,646)	$295,856	$(57)	$(43,763)	$16,012	$726,490

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

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Garden Grove, California; Windsor, Connecticut; Sullivan, Missouri; Staffordshire, England; and Rosny-Sur-Seine, France; the Distribution Group is in close proximity to its wide variety of commercial aerospace, defense, and industrial and consumer customers.

Both the Fabrication Group and the Distribution Group utilize the Titanium Group as their primary source of titanium mill products.

Note 3—	STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2011, and the activity during the three months then ended, is presented below:

Stock Options	Options

Outstanding at December 31, 2010	497,686
Granted	86,048
Forfeited	(300)
Expired	(4,300)
Exercised	(7,237)

Outstanding at March 31, 2011	571,897

Exercisable at March 31, 2011	359,546

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2011

Risk-free interest rate	1.92%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	67.00%

The weighted-average grant date fair value of stock option awards granted during the three months ended March 31, 2011 was $14.70.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2011, and the activity during the three months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares

Nonvested at December 31, 2010	154,289
Granted	50,296
Vested	(38,094)

Nonvested at March 31, 2011	166,491

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2011 was $28.47.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share award activity during the three months ended March 31, 2011 is presented below:

	Awards	Maximum Shares
Performance Share Awards	Activity	Eligible to Receive

Outstanding at December 31, 2010	113,430	226,860
Granted	52,341	104,682
Forfeited	(400)	(800)

Outstanding at March 31, 2011	165,371	330,742

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the three months ended March 31, 2011 was $43.68.

Note 4—	INCOME TAXES:

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, increased or decreased for the tax effect of discrete items.

For the three months ended March 31, 2011, the estimated annual effective tax rate applied to ordinary income was 49.3% compared to a rate of 5.9% for the three months ended March 31, 2010. The rate in each year differs from the federal statutory rate of 35% principally due to the mix of foreign losses benefitted at lower rates and domestic income taxed at higher rates and adjustments to unrecognized tax benefits. Although these factors are present in both 2011 and 2010, the differing mix of foreign losses and domestic income between the periods has a substantial influence on the tax rates for each respective period. The level of expected annual operating results forecasted in each period amplifies the rate impact of these factors.

Inclusive of discrete items, the Company recognized a provision for income taxes of $2,430, or 50.9% of pretax income, and $240, or 2.1% of pretax income, for federal, state, and foreign income taxes for the three months ended March 31, 2011 and 2010, respectively. Discrete items for the three months ended March 31, 2011 were not material. Discrete items totaling $447 reduced the provision from income taxes for the three months ended March 31, 2010 and were comprised of a $1.6 million charge associated with repeal of the Medicare Part D subsidy contained in healthcare legislation enacted in that quarter with the remainder associated with the effective settlement of an income tax examination.

Note 5—	EARNINGS PER SHARE:

Basic earnings per share was computed by dividing net income by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

At March 31, 2011, the Company had $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) outstanding. Under the Financial Accounting Standards Board’s (the “FASB”) authoritative guidance, earnings per share for convertible notes with an optional net share settlement provision is calculated under the “If Converted” method. For the three months ended March 31, 2011, diluted earnings per share was calculated by including both cash and non-cash interest expense related to the Notes and excluding the shares underlying the Notes in accordance with the “If Converted” method.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010

Numerator:
Net income	$2,342	$11,398
Denominator:
Basic weighted-average shares outstanding	29,995,803	29,864,801
Effect of diluted securities	229,609	245,767

Diluted weighted-average shares outstanding	30,225,412	30,110,568

Earnings per share:
Basic	$0.08	$0.38
Diluted	$0.08	$0.38

For the three months ended March 31, 2011 and March 31, 2010, options to purchase 338,374 and 250,366 shares of Common Stock, at an average price of $42.09 and $48.86, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 6—	CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, AND MARKETABLE SECURITIES:

Cash and cash equivalents

The Company considers all highly-liquid cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds and corporate commercial paper.

Available-for-sale securities

Investments in marketable securities that are being held for an indefinite period are classified as available-for-sale and are recorded at fair value based on market quotes using the specific identification method, with unrealized gains and losses recorded as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. The Company considers these investments to be available-for-sale as they may be sold to fund other investment opportunities as they arise.

The major categories of the Company’s cash equivalents and marketable securities are as follows:

Money market mutual funds

The Company invests in money market mutual funds that seek to maintain a net asset value of $1.00, while limiting overall exposure to credit, market, and liquidity risks.

Commercial paper

The Company invests in high quality commercial paper issued by highly rated corporations. By definition, the stated maturity on commercial paper obligations cannot exceed 270 days.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Short-term municipal bond fund

The dividends received by the Company are not taxable for U.S. Federal income tax purposes. The fund invests in municipal bonds that are near their maturity.

Corporate notes and bonds

The Company evaluates its corporate debt securities based upon a variety of factors including, but not limited to, the credit rating of the issuer. All of the Company’s corporate debt securities are rated as investment grade by the major rating agencies.

U.S. government agencies

These U.S. government guaranteed debt securities are rated as investment grade by the major rating agencies and are publicly traded and valued.

Cash, cash equivalents, short-term investments, and marketable securities consisted of the following:

	March 31,	December 31,
	2011	2010

Cash and cash equivalents:
Cash	$17,062	$31,795
Cash equivalents:
Money market mutual funds	218,517	345,156
Commercial paper	36,542	—
Corporate notes and bonds	4,033	—

Total cash and cash equivalents	276,154	376,951

Short-term investments and marketable securities:
Short-term municipal bond fund	20,348	20,275
Commercial paper	4,047	—
Corporate notes and bonds	50,798	—
U.S. government agencies	12,478	—

Total short-term investments and marketable securities	87,671	20,275

Total cash, cash equivalents, short-term investments, and marketable securities	$363,825	$397,226

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s investments at March 31, 2011 and December 31, 2010 were as follows:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

At March 31, 2011:
Short-term municipal bond fund	$20,306	$42	$—	$20,348
Commercial paper	4,049	—	2	4,047
Corporate notes and bonds	50,904	—	106	50,798
U.S. government agencies	12,500	1	23	12,478

Total	$87,759	$43	$131	$87,671

At December 31, 2010:
Short-term municipal bond fund	$20,233	$42	$—	$20,275

Total	$20,233	$42	$—	$20,275

Available-for-sale investments at March 31, 2011 had contractual maturities as follows:

	Due within	Due within
	1 year	2 years	Total

Short-term municipal bond fund	$20,348	$—	$20,348
Commercial paper	4,047	—	4,047
Corporate notes and bonds	14,497	36,301	50,798
U.S. government agencies	—	12,478	12,478

Total	$38,892	$48,779	$87,671

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent.

As of March 31, 2011, no investments classified as available-for-sale have been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of March 31, 2011 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

Note 7—	FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash and cash equivalents, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates the fair value of these instruments and groupings.

Listed below are the Company’s assets and liabilities, and their fair values, that are measured at fair value on a recurring basis. There were no transfers between levels for the three months ended March 31, 2011.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

		Significant	Significant
	Quoted Market	Other Observable	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2011:
Short-term investments:
Commercial paper	$4,047	$—	$—	$4,047
Short-term municipal bond fund	20,348	—	—	20,348
Corporate notes and bonds	14,497	—	—	14,497
Marketable securities:
Corporate notes and bonds	36,301	—	—	36,301
U.S. government agencies	12,478	—	—	12,478

Total	$87,671	$—	$—	$87,671

As of December 31, 2010:
Short-term investments:
Short-term municipal bond fund	$20,275	$—	$—	$20,275

Total	$20,275	$—	$—	$20,275

As of March 31, 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a non-recurring basis.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$276,154	$276,154	$376,951	$376,951
Long-term debt	$180,269	$266,892	$178,107	$239,533

The fair value of long-term debt was estimated based on the quoted market price for the debt.

Note 8—	RECEIVABLES:

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

	March 31,	December 31,
	2011	2010

Trade and commercial customers	$76,968	$56,713
Less: Allowance for doubtful accounts	(469)	(478)

Total receivables	$76,499	$56,235

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 9—	INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 63% of the Company’s inventories at both March 31, 2011 and December 31, 2010. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31,	December 31,
	2011	2010

Raw materials and supplies	$106,056	$118,031
Work-in-process and finished goods	225,825	211,001
LIFO reserve	(62,479)	(59,313)

Total inventories	$269,402	$269,719

As of March 31, 2011 and December 31, 2010, the current cost of inventories exceeded their carrying value by $62,479 and $59,313, respectively. The Company’s FIFO inventory value is used to approximate current costs.

Note 10—	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company does not amortize goodwill; however, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during the first three months of 2011, uncertainties or other factors that could result in a potential impairment in future periods include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace programs the Company currently supplies, including the Joint Strike Fighter program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test.

Goodwill.  The carrying amount of goodwill attributable to each segment at December 31, 2010 and March 31, 2011 was as follows:

	Titanium	Fabrication	Distribution
	Group	Group	Group	Total

December 31, 2010	$2,548	$29,414	$9,833	$41,795
Translation adjustment	—	410	—	410

March 31, 2011	$2,548	$29,824	$9,833	$42,205

Intangibles.  Intangible assets consist of customer relationships as a result of the Company’s 2004 acquisition of Claro Precision, Inc. These intangible assets, which were valued at fair value upon acquisition, are being amortized over 20 years. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2010 and March 31, 2011. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2010 and March 31, 2011 was as follows:

	December 31,		Translation	March 31,
	2010	Amortization	Adjustment	2011

Fabrication Group	$14,066	$(258)	$411	$14,219

Note 11—	UNEARNED REVENUE:

The Company reported liabilities for unearned revenue of $26,020 and $28,358 as of March 31, 2011 and December 31, 2010, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 12—	LONG-TERM DEBT:

Long-term debt consisted of:

	March 31,	December 31,
	2011	2010

$230 million aggregate principal amount 3.0% convertible notes due December 2015	$180,228	$178,062
Other	41	45

Total long-term debt	$180,269	$178,107

During the three months ended March 31, 2011, the Company recorded long-term debt discount accretion of $2,166 as a component of interest expense.

Note 13—	EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three months ended March 31, 2011 and 2010 for those salaried and hourly covered employees were as follows:

			Other Post-Retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Service cost	$512	$451	$187	$178
Interest cost	1,794	1,770	590	550
Expected return on plan assets	(1,948)	(1,869)	—	—
Amortization of prior service cost	100	131	303	303
Amortization of unrealized gains and losses	1,004	701	—	—

Net periodic benefit cost	$1,462	$1,184	$1,080	$1,031

During the three months ended March 31, 2011, the Company made cash contributions totaling $5.7 million to its qualified defined benefit pension plans. The Company expects to make additional cash contributions of at least $3.8 million during the remainder of 2011 in order to maintain its desired funding status.

Note 14—	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the Company’s opinion, the ultimate liability, if any, resulting from these matters will

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Tronox LLC Litigation

In connection with its now indefinitely idled plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, a subsidiary of the Company had entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride (“TiCl4”) in 2008, the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009 and emerged from bankruptcy protection in February 2011. On September 23, 2009, the Company’s subsidiary filed a complaint in the United States Bankruptcy Court for the Southern District of New York against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, and on February 9, 2010 the Bankruptcy Court issued an order granting the motion. The Company’s subsidiary has appealed the order, as it believes that its claims seeking termination and/or rescission of the supply agreement and companion ground lease on grounds of breach of warranty, nondisclosure, and mistake are meritorious; however, due to the inherent uncertainties of litigation and because of the pending appeal, the ultimate outcome of the matter is uncertain. The appeal remains outstanding as of March 31, 2011.

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

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $737 to $2,209 in the aggregate. At March 31, 2011 and December 31, 2010, the amounts accrued for future environmental-related costs were $1,369 and $1,403, respectively. Of the total amount accrued at March 31, 2011, $100 was expected to be paid out within the next twelve months, and was included in the other accrued liabilities line of the balance sheet. The remaining $1,269 was recorded in other noncurrent liabilities. During the three months ended March 31, 2011, the Company made payments totaling $40 related to its environmental liabilities.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.

Note 15—	SEGMENT REPORTING:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes.

A summary of financial information by reportable segment is as follows:

	Three Months Ended
	March 31,
	2011	2010

Net sales:
Titanium Group	$35,541	$38,841
Intersegment sales	33,776	23,765

Total Titanium Group sales	69,317	62,606

Fabrication Group	38,102	28,602
Intersegment sales	13,305	12,762

Total Fabrication Group sales	51,407	41,364

Distribution Group	47,207	40,442
Intersegment sales	433	464

Total Distribution Group sales	47,640	40,906

Eliminations	47,514	36,991

Total consolidated net sales	$120,850	$107,885

Operating income (loss):
Titanium Group before corporate allocations	$11,290	$17,083
Corporate allocations	(2,551)	(2,091)

Total Titanium Group operating income	8,739	14,992

Fabrication Group before corporate allocations	2,020	(2,430)
Corporate allocations	(3,306)	(2,836)

Total Fabrication Group operating loss	(1,286)	(5,266)

Distribution Group before corporate allocations	3,944	3,570
Corporate allocations	(1,981)	(1,616)

Total Distribution Group operating income	1,963	1,954

Total consolidated operating income	$9,416	$11,680

	March 31,	December 31,
	2011	2010

Total assets:
Titanium Group	$388,670	$367,591
Fabrication Group	261,191	246,830
Distribution Group	140,172	120,935
General corporate assets	303,823	371,498

Total consolidated assets	$1,093,856	$1,106,854

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 16—	NEW ACCOUNTING STANDARDS:

In April 2011, the FASB issued ASU No. 2011-02, “Receivables — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This ASU clarifies which restructuring of receivables constitutes troubled debt restructurings for a creditor. This applies to both the recording of an impairment loss and related disclosures for the troubled debt restructurings. The amendments in this ASU are effective for interim and annual periods beginning on or after June 15, 2011, and apply retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

Note 17—	GUARANTOR SUBSIDIARIES:

The Notes are jointly and severally, fully and unconditionally guaranteed by RTI International Metals, Inc., and several of its 100% owned subsidiaries (the “Guarantor Subsidiaries”). Separate financial statements of RTI International Metals, Inc. and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010:

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$78,922	$82,102	$(40,174)	$120,850
Costs and expenses:
Cost of sales	—	64,652	70,367	(40,174)	94,845
Selling, general, and administrative expenses(1)	(415)	5,800	12,073	—	17,458
Research, technical, and product development expenses	—	632	—	—	632
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income	415	7,838	1,163	—	9,416
Other income (expense)	(17)	(71)	(481)	—	(569)
Interest income (expense)	(4,201)	363	(237)	—	(4,075)
Equity in earnings of subsidiaries	5,599	—	—	(5,599)	—

Income (loss) before income taxes	1,796	8,130	445	(5,599)	4,772
Provision for (benefit from) income taxes	(546)	2,854	122	—	2,430

Net income	$2,342	$5,276	$323	$(5,599)	$2,342

(1)	The parent company charges a management fee to the subsidiaries based upon its budgeted annual expenses. A credit in selling, general, and administrative expenses (“SG&A”) for the parent company indicates that actual expenses were lower than budgeted expenses. A credit in parent company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales(1)	$15,400	$51,883	$66,522	$(25,920)	$107,885
Costs and expenses:
Cost of sales	—	47,339	58,943	(25,920)	80,362
Selling, general, and administrative expenses(2)	(1,561)	5,986	11,214	—	15,639
Research, technical, and product development expenses	—	725	—	—	725
Asset and asset-related charges (income)	—	—	(521)	—	(521)

Operating income (loss)	16,961	(2,167)	(3,114)	—	11,680
Other income (expense)	(21)	(1)	155	—	133
Interest income (expense)	(414)	1,412	(1,173)	—	(175)
Equity in loss of subsidiaries	(3,827)	—	—	3,827	—

Income (loss) before income taxes	12,699	(756)	(4,132)	3,827	11,638
Provision for (benefit from) income taxes	1,301	(529)	(532)	—	240

Net income (loss)	$11,398	$(227)	$(3,600)	$3,827	$11,398

(1)	During the year ended December 31, 2010, the parent company recorded net sales related to the March 2010 settlement of Airbus’ 2009 contractual obligations.

(2)	The parent company charges a management fee to the subsidiaries based upon its budgeted annual expenses. A credit in selling, general, and administrative expenses (“SG&A”) for the parent company indicates that actual expenses were lower than budgeted expenses. A credit in parent company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of March 31, 2011

	RTI International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$264,293	$11,861	$—	$276,154
Short-term investments	—	38,892	—	—	38,892
Receivables, net	438	44,898	51,076	(19,913)	76,499
Inventories, net	—	144,720	124,682	—	269,402
Deferred income taxes	21,430	1,418	80	—	22,928
Other current assets	13,937	1,601	1,500	(3,105)	13,933

Total current assets	35,805	495,822	189,199	(23,018)	697,808
Property, plant, and equipment, net	955	198,546	61,830	—	261,331
Marketable securities	—	48,779	—	—	48,779
Goodwill	—	18,098	24,107	—	42,205
Other intangible assets, net	—	—	14,219	—	14,219
Deferred income taxes	—	23,913	24,145	(24,521)	23,537
Other noncurrent assets	5,800	36	141	—	5,977
Intercompany investments	912,277	71,231	180	(983,688)	—

Total assets	$954,837	$856,425	$313,821	$(1,031,227)	$1,093,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,473	$22,303	$32,242	$(19,913)	$36,105
Accrued wages and other employee costs	3,632	6,442	5,156	—	15,230
Unearned revenue	—	—	26,020	—	26,020
Other accrued liabilities	3,792	11,907	16,696	(3,105)	29,290

Total current liabilities	8,897	40,652	80,114	(23,018)	106,645
Long-term debt	180,227	40	2	—	180,269
Intercompany debt	—	92,826	89,533	(182,359)	—
Liability for post-retirement benefits	—	40,277	—	—	40,277
Liability for pension benefits	6,542	21,285	677	—	28,504
Deferred income taxes	27,608	15	—	(24,521)	3,102
Other noncurrent liabilities	5,073	3,496	—	—	8,569

Total liabilities	228,347	198,591	170,326	(229,898)	367,366

Shareholders’ equity	726,490	657,834	143,495	(801,329)	726,490

Total liabilities and shareholders’ equity	$954,837	$856,425	$313,821	$(1,031,227)	$1,093,856

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$3,391	$(2,162)	$(25,004)	$—	$(23,775)

Investing activities:
Investments, net	—	(67,612)	—	—	(67,612)
Capital expenditures	—	(9,437)	(700)	—	(10,137)

Cash used in investing activities	—	(77,049)	(700)	—	(77,749)

Financing activities:
Proceeds from exercise of employee stock options	154	—	—	—	154
Excess tax benefits from stock-based compensation activity	102	—	—	—	102
Repayments on long-term debt	—	—	(3)	—	(3)
Intercompany financing activity, net	(3,364)	(7,125)	10,489	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(3,391)	(7,125)	10,486	—	(30)
Effect of exchange rate changes on cash and cash equivalents	—	—	757	—	757

Decrease in cash and cash equivalents	—	(86,336)	(14,461)	—	(100,797)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$264,293	$11,861	$—	$276,154

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

	RTI
	International	Guarantor	Non-Guarantor
	Metals, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$1,591	$(16,941)	$5,557	$—	$(9,793)

Investing activities:
Proceeds from disposal of property, plant, and equipment	—	—	468	—	468
Short-term investments, net	—	44,945	(1)	—	44,944
Capital expenditures	—	(4,841)	(2,723)	—	(7,564)

Cash provided by (used in) investing activities	—	40,104	(2,256)	—	37,848

Financing activities:
Proceeds from exercise of employee stock options	174	—	—	—	174
Excess tax benefits from stock-based compensation activity	70	—	—	—	70
Repayments on long-term debt	—	(1)	(6)	—	(7)
Intercompany financing activity, net	(1,553)	6,838	(5,285)	—	—
Purchase of common stock held in treasury	(282)	—	—	—	(282)

Cash provided by (used in) financing activities	(1,591)	6,837	(5,291)	—	(45)
Effect of exchange rate changes on cash and cash equivalents	—	—	(305)	—	(305)

Increase (decrease) in cash and cash equivalents	—	30,000	(2,295)	—	27,705
Cash and cash equivalents at beginning of period	—	45,525	10,691	—	56,216

Cash and cash equivalents at end of period	$—	$75,525	$8,396	$—	$83,921

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the condensed Consolidated Financial Statements and condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	the future availability and prices of raw materials,

•	competition in the titanium industry,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives,

•	changes in the Joint Strike Fighter production schedule,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	long-term supply agreements and the impact if another party to a long-term supply agreement fails to fulfill its requirements under existing contracts or successfully manage its future development and production schedule,

•	the impact of the current titanium inventory overhang throughout our supply chain,

•	the impact of Boeing 787 Dreamliner® production delays,

•	our ability to attract and retain key personnel,

•	legislative challenges to the Specialty Metals Clause, which requires that titanium for U.S. defense programs be produced in the U.S.,

•	labor matters,

•	global economic activities,

•	the successful completion of our expansion projects,

•	our ability to execute on new business awards,

•	our order backlog and the conversion of that backlog into revenue,

•	demand for our products, and

•	other statements contained herein that are not historical facts.

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, as well as in other filings filed with or furnished to the Securities and Exchange Commission (the “SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company. Except as may be required by applicable law, we undertake no duty to update our forward-looking information.

Overview

RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”) is a leading producer and global supplier of titanium mill products and a supplier of fabricated titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets. The Company conducts business in three segments.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended March 31, 2011 and 2010, approximately 49% and 38%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

We believe that long-term demand indicators in the titanium industry, driven largely by the significant backlog in the commercial aerospace market, remain strong as we move toward the middle of the decade. Build rate increases by Boeing and Airbus and an increase in order activity in our titanium mill product business support that belief. In addition, we continue to win incremental value-added packages in validation of our strategy to move further up the value chain.

Both the Boeing and Airbus supply chains continue to have relatively high inventories created by lower than anticipated production levels over the past two years. We expect the inventory overhang and destocking in the supply chain to abate in the second half of 2011 and shipments to increase thereafter.

Additionally, while several of our major raw material suppliers are located in Japan, which continues to suffer from the effects of recent natural disasters, we do not expect to encounter significant raw material supply disruptions.

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

Net Sales.  Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2011	2010	(Decrease)	(Decrease)

Titanium Group	$35.6	$38.8	$(3.2)	(8.2)%
Fabrication Group	38.1	28.6	9.5	33.2%
Distribution Group	47.2	40.5	6.7	16.5%

Total consolidated net sales	$120.9	$107.9	$13.0	12.0%

Excluding the $15.4 million in the prior year related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s net sales increased by $12.2 million. The combination of a 51% increase in shipments and a 6% increase in the average realized selling prices of prime mill products to our trade customers resulted in an $11.4 million increase in the Titanium Group’s net sales. Additionally, ferro-alloy sales increased by $0.8 million due to increased demand from our specialty steel customers.

Excluding the $4.2 million of nonrecurring engineering funds received related to the Boeing 787 Dreamliner® program recognized in the prior year, for which there is a corresponding amount recorded in cost of sales, the Fabrication Group’s net sales increased $13.7 million compared to the prior year. The increase in net sales primarily related to increased deliveries related to Boeing programs, including $8.0 million related to the Boeing 787 Dreamliner® Pi Box program and $1.2 million related to other Boeing 787 Dreamliner® programs. The Fabrication Group also benefited $4.5 million due to increased sales to other commercial aerospace customers.

The increase in the Distribution Group’s net sales was principally related to higher demand for the Group’s specialty alloys and titanium products. Due to higher customer demand in the military and commercial aerospace markets, the Group’s titanium products net sales were $2.8 million higher than the prior year, while net sales for the Group’s specialty alloys products increased $3.9 million.

Gross Profit.  Gross profit for our reportable segments for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2011	2010	(Decrease)	(Decrease)

Titanium Group	$12.2	$19.0	$(6.8)	(35.8)%
Fabrication Group	6.0	1.7	4.3	252.9%
Distribution Group	7.8	6.8	1.0	14.7%

Total consolidated gross profit	$26.0	$27.5	$(1.5)	(5.5)%

Excluding the $15.4 million in the prior year related to the resolution of Airbus’s 2009 contractual obligations, the Titanium Group’s gross profit increased $8.6 million. Improved operational efficiency increased gross profit by $5.5 million, while higher sales levels of prime mill products increased gross profit by $1.0 million and a higher margin sales mix increased gross profit by $2.1 million.

Spending controls, increased facility utilization, and improved production efficiencies and delivery performance resulted in a $4.3 million improvement over the prior year, as Fabrication Group deliveries related to the Boeing 787 Dreamliner® Pi Box program began to ramp up.

The increase in the Distribution Group’s gross profit was principally related to the higher sales of specialty alloys products, slightly offset by a decrease in realized selling prices on specific titanium products and the mix of products sold in the current quarter.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2011	2010	(Decrease)	(Decrease)

Titanium Group	$4.3	$3.7	$0.6	16.2%
Fabrication Group	7.2	6.9	0.3	4.3%
Distribution Group	6.0	5.0	1.0	20.0%

Total consolidated SG&A expenses	$17.5	$15.6	$1.9	12.2%

The increase in SG&A expenses was primarily related to a $2.1 million increase in salaries and benefits in the current year compared to the prior year, due in large part to higher overall salaries and incentive compensation in the current year. The increase was partially offset by a reduction of $0.2 million in professional and consulting expenses.

Research, Technical, and Product Development Expenses.  Research, technical, and product development expenses were $0.6 million and $0.7 million for the three month periods ended March 31, 2011 and 2010, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).  Asset and asset-related charges (income) for the three months ended March 31, 2011 and 2010 were $(1.5) million and $(0.5) million, respectively. Asset and asset-related charges (income) consists of settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely idled titanium sponge plant.

Operating Income.  Operating income for our reportable segments for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,		$ Increase/	% Increase/
(In millions except percents)	2011	2010	(Decrease)	(Decrease)

Titanium Group	$8.7	$15.0	$(6.3)	(42.0)%
Fabrication Group	(1.3)	(5.3)	4.0	75.5%
Distribution Group	2.0	2.0	—	—

Total operating income	$9.4	$11.7	$(2.3)	(19.7)%

Excluding the $15.4 million in the prior year related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s operating income increased by $9.1 million. The increase was primarily attributable to higher gross profit, largely due to higher volume, a higher margin sales mix, and improved operating efficiency.

The decrease in the Fabrication Group’s operating loss was primarily attributable to higher gross profit, largely due to increased deliveries on the Boeing 787 Dreamliner® Pi Box program, offset by a slight increase in SG&A expenses.

The increase in the Distribution Group’s gross profit was offset by increased SG&A expenses, resulting in operating income comparable to the prior year.

Other Income (Expense).  Other income (expense) for the three months ended March 31, 2011 and 2010 was $(0.6) million and $0.1 million, respectively. Other income consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.  Interest income for the three months ended March 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively. The increase was principally related to higher returns on invested cash, as well as higher overall cash and investment balances, compared to the prior year period. Interest expense was

$4.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively. The increase in interest expense was primarily attributable to the issuance of $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) in December 2010.

Provision for Income Taxes.  We recognized a provision for income taxes of $2.4 million, or 50.9% of pretax income, and $0.2 million, or 2.1% of pretax income, for federal, state, and foreign income taxes for the three months ended March 31, 2011 and 2010, respectively. The rate in 2011 differs from the rate in the prior year principally due to the differing mix of foreign losses benefitted at lower rates and domestic income taxed at higher rates. Discrete items for the three months ended March 31, 2011 were not material. Discrete items totaling $0.4 million reduced the provision for income taxes for the three months ended March 31, 2010 and were comprised of a $1.6 million charge associated with repeal of the Medicare Part D subsidy with the remainder associated with the effective settlement of an income tax examination.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated aggregate capital spending of approximately $140 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $5 million remaining on the Canton facility and expect it will begin operations in 2011. We have capital expenditures of approximately $50 million remaining related to the Martinsville, Virginia facility and anticipate that the rolling mill and forging cell associated with this facility will begin operations in 2012. We expect this facility will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate. We will continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

Provided we continue to meet our financial covenants under our Amended and Restated Credit Agreement (the “Credit Agreement”), we expect that our cash and cash equivalents of $276.2 million, available-for-sale investments of $87.7 million, and our undrawn $150 million credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our operating needs and capital expansion plans.

These financial covenants are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (1.8) at March 31, 2011. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 18.7 at March 31, 2011. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At March 31, 2011, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements.  There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash used in operating activities.  Cash used in operating activities for the three months ended March 31, 2011 and 2010 was $23.8 million and $9.8 million, respectively. This increase is primarily due to increased working capital, primarily due to an increase in accounts receivable and a decrease in accounts payable.

Cash provided by (used in) investing activities.  Cash provided by (used in) investing activities for the three months ended March 31, 2011 and 2010, was $(77.7) million and $37.8 million, respectively. The increase in cash used in investing activities is principally related to available-for-sale investment activity which used $67.6 million in the current period as we invested some of our excess cash and provided $44.9 million in the prior period as we sold several short-term investments. Additionally, capital expenditures were $2.6 million higher in the current period than the prior period.

Cash used in financing activities.  During both periods presented, there was limited financing activity.

Duty Drawback Investigation

As previously disclosed in various Company filings, since 2007 we have been under investigation by U.S. Customs and Border Protection (“U.S. Customs”), with respect to $7.6 million of claims previously filed under a program that we maintained through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by us or our customers. We have recorded no additional charges or any change to the amount accrued for penalties during the three months ended March 31, 2011 with respect to the investigation. While our internal investigation is complete, there is not a timetable of which we are aware for when U.S. Customs will conclude its investigation.

Backlog

The Company’s order backlog for all markets was approximately $350 million as of March 31, 2011, compared to $347 million at December 31, 2010. Of the backlog at March 31, 2011, approximately $321 million is expected to be realized over the remainder of 2011. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.7 million to $2.2 million in the aggregate. For both March 31, 2011 and December 31, 2010, the amount accrued for future environmental-related costs was $1.4 million. Of the total amount accrued at March 31, 2011, $0.1 million is expected to be paid out within the next twelve months and is included in the other accrued liabilities line of the balance sheet. The remaining $1.3 million is recorded in other noncurrent liabilities. During the three months ended March 31, 2011, payments related to our environmental liabilities were not material.

New Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, “Receivables — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This ASU clarifies which restructuring of receivables constitutes troubled debt restructurings for a creditor. This applies to both the recording of an impairment loss and related disclosures for the troubled debt restructurings. The amendments in this ASU are effective for interim and annual periods beginning on or after June 15, 2011, and apply retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Form 10-K filed with the SEC on March 1, 2011.

Item 4.	Controls and Procedures.

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 28, 2011, Tronox filed a complaint in the United States Bankruptcy Court for the Southern District of New York against a subsidiary of the Company, alleging breach of contract, repudiation, and two additional related claims under the Bankruptcy Code, with respect to the supply agreement. The Company’s subsidiary believes that the claims asserted by it in connection with the long-term supply agreement are meritorious, and as such disputes the claims asserted by Tronox. The Company’s subsidiary intends to vigorously defend this suit; however, due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 1, 2011, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our Common Stock during the three months ended March 31, 2011.

			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under the
	of Shares	Average Price	Announced Plans or	Plans or Programs (in
	Purchased(1)	Paid Per Share	Programs	thousands)(2)

January 1 - 31, 2011	9,965	$28.35	—	$2,973
February 1 - 28, 2011	—		—	2,973
March 1 - 31, 2011	—	—	—	2,973

Total	9,965	$28.35	—

(1)	Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the Company’s 2004 Stock Plan.

(2)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities for the three months ended March 31, 2011 was 9,965. In addition the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended March 31, 2011. At March 31, 2011, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

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
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

Dated: May 6, 2011

INDEX TO EXHIBITS

Exhibit
No.		Description

31.1		Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document