Form 10-Q
period 2011-06-30
RTI INTERNATIONAL METALS INC
filed 2011-08-08
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐              No  ☑

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of July 29, 2011 was 30,189,961.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$123,213	$106,651	$244,063	$214,536
Cost and expenses:
Cost of sales	98,624	89,702	193,469	170,064
Selling, general, and administrative expenses	17,618	16,418	35,076	32,057
Research, technical, and product development expenses	890	1,028	1,522	1,753
Asset and asset-related charges (income)	—	(2,590)	(1,501)	(3,111)

Operating income	6,081	2,093	15,497	13,773
Other income (expense)	133	233	(436)	366
Interest income	355	133	580	231
Interest expense	(4,250)	(291)	(8,550)	(564)

Income before income taxes	2,319	2,168	7,091	13,806
Provision for (benefit from) income taxes	191	(8,071)	2,621	(7,831)

Net income	$2,128	$10,239	$4,470	$21,637

Earnings per share:
Basic	$0.07	$0.34	$0.15	$0.72

Diluted	$0.07	$0.34	$0.15	$0.72

Weighted-average shares outstanding:
Basic	30,019,933	29,903,061	30,008,108	29,885,280

Diluted	30,318,084	30,100,762	30,273,669	30,117,232

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$228,313	$376,951
Short-term investments	63,590	20,275
Receivables, less allowance for doubtful accounts of $465 and $478	66,211	56,235
Inventories, net	259,241	269,719
Deferred income taxes	22,950	22,891
Other current assets	11,952	16,299

Total current assets	652,257	762,370
Property, plant, and equipment, net	266,144	260,576
Marketable securities	92,440	—
Goodwill	42,215	41,795
Other intangible assets, net	13,965	14,066
Deferred income taxes	24,909	21,699
Other noncurrent assets	5,600	6,348

Total assets	$1,097,530	$1,106,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,036	$47,226
Accrued wages and other employee costs	18,799	21,951
Unearned revenues	22,889	28,358
Other accrued liabilities	28,479	28,179

Total current liabilities	104,203	125,714
Long-term debt	182,462	178,107
Liability for post-retirement benefits	40,859	39,903
Liability for pension benefits	27,604	33,830
Deferred income taxes	3,169	3,147
Other noncurrent liabilities	8,527	7,753

Total liabilities	366,824	388,454

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,933,721 and 30,858,725 shares issued; 30,188,550 and 30,123,519 shares outstanding	309	309
Additional paid-in capital	476,948	474,277
Treasury stock, at cost; 745,171 and 735,206 shares	(17,646)	(17,363)
Accumulated other comprehensive loss	(26,889)	(32,337)
Retained earnings	297,984	293,514

Total shareholders’ equity	730,706	718,400

Total liabilities and shareholders’ equity	$1,097,530	$1,106,854

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$4,470	$21,637
Adjustment for non-cash items included in net income:
Depreciation and amortization	11,279	10,978
Asset and asset-related charges (income)	(597)	(2,081)
Deferred income taxes	(2,547)	(1,521)
Stock-based compensation	2,502	2,086
Excess tax benefits from stock-based compensation activity	(263)	(189)
Loss (gain) on sale of property, plant and equipment	39	(272)
Amortization of discount on long-term debt	4,361	—
Other	(122)	432
Changes in assets and liabilities:
Receivables	(9,069)	(2,224)
Inventories	12,501	(4,367)
Accounts payable	(10,345)	(3,997)
Income taxes payable	(81)	181
Unearned revenue	(6,779)	(1,824)
Other current assets and liabilities	2,040	(4,256)
Other assets and liabilities	(2,169)	1,704

Cash provided by operating activities	5,220	16,287

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	—	468
Purchase of investments	(154,772)	(111)
Maturity/sale of investments	19,079	45,000
Capital expenditures	(18,646)	(13,565)

Cash provided by (used in) investing activities	(154,339)	31,792

FINANCING ACTIVITIES:
Proceeds from employee stock activity	201	252
Excess tax benefits from stock-based compensation activity	263	189
Repayments on long-term debt	(5)	(10)
Purchase of common stock held in treasury	(283)	(286)

Cash provided by financing activities	176	145

Effect of exchange rate changes on cash and cash equivalents	305	(113)

Increase (decrease) in cash and cash equivalents	(148,638)	48,111
Cash and cash equivalents at beginning of period	376,951	56,216

Cash and cash equivalents at end of period	$228,313	$104,327

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income and Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized Gain (Loss) From
	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Available- For -Sale- Investments	Minimum Pension Liability	Foreign Currency Translation	Total
	Shares Outstanding	Amount
Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$42	$(39,932)	$6,327	$679,206
Net income	—	—	—	—	21,637	—	—	—	21,637
Foreign currency translation	—	—	—	—	—	—	—	(74)	(74)
Unrealized loss on investments	—	—	—	—	—	(15)	—	—	(15)
Benefit plan amortization	—	—	—	—	—	—	1,412	—	1,412

Comprehensive income.									22,960
Shares issued for directors’ compensation	16,763	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	—	—	1
Stock-based compensation expense recognized	—	—	2,086	—	—	—	—	—	2,086
Treasury stock purchased at cost	(11,328)	—	—	(285)	—	—	—	—	(285)
Exercise of employee options	10,767	—	252	—	—	—	—	—	252
Tax benefits from stock-based compensation activity	—	—	(91)	—	—	—	—	—	(91)
Shares issued for employee stock purchase plan	2,466	—	64						64

Balance at June 30, 2010	30,079,436	$308	$441,672	$(17,281)	$311,734	$27	$(38,520)	$6,253	$704,193

Balance at December 31, 2010	30,123,519	$309	$474,277	$(17,363)	$293,514	$27	$(44,672)	$12,308	$718,400
Net income	—	—	—	—	4,470	—	—	—	4,470
Foreign currency translation	—	—	—	—	—	—	—	3,590	3,590
Unrealized gain on investments	—	—	—	—	—	40	—	—	40
Benefit plan amortization	—	—	—	—	—	—	1,818	—	1,818

Comprehensive income.									9,918
Shares issued for directors’ compensation	14,273	—	—	—	—	—	—	—	—
Shares issued for restricted stock award plans	50,296	—	—	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	2,502	—	—	—	—	—	2,502
Treasury stock purchased at cost	(9,965)	—	—	(283)	—	—	—	—	(283)
Exercise of employee options	7,337	—	116	—	—	—	—	—	116
Tax benefits from stock-based compensation activity	—	—	(32)	—	—	—	—	—	(32)
Shares issued for employee stock purchase plan	3,090	—	85						85

Balance at June 30, 2011	30,188,550	$309	$476,948	$(17,646)	$297,984	$67	$(42,854)	$15,898	$730,706

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

Note 2—Organization:

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

Note 3—Stock-Based Compensation:

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2011, and the activity during the six months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2010	497,686
Granted	86,048
Forfeited	(300)
Expired	(4,300)
Exercised	(7,337)

Outstanding at June 30, 2011	571,797

Exercisable at June 30, 2011	362,779

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2011
Risk-free interest rate	1.92%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	67.00%

The weighted-average grant date fair value of stock option awards granted during the six months ended June 30, 2011 was $14.70.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2011, and the activity during the six months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2010	154,289
Granted	64,569
Vested	(54,857)

Nonvested at June 30, 2011	164,001

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2011 was $29.14.

Performance Share Awards

A summary of the Company’s performance share award activity during the six months ended June 30, 2011 is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2010	113,430	226,860
Granted	52,341	104,682
Forfeited	(400)	(800)

Outstanding at June 30, 2011	165,371	330,742

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the six months ended June 30, 2011 was $43.68.

Note 4—Income Taxes:

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

For the six months ended June 30, 2011, the estimated annual effective tax rate applied to ordinary income was 35.0% compared to a rate of (52.1)% for the six months ended June 30, 2010. The effective tax rate in each year results from the mix of foreign losses benefitted at lower rates and domestic income taxed at higher rates. Although these factors are present in both 2011 and 2010, the differing mix of foreign losses and domestic income between the periods has a substantial influence on the tax rates for each respective period. The level of expected annual operating results forecasted in each period amplifies the rate impact of these factors.

Inclusive of discrete items, the Company recognized a provision for income taxes of $2,621, or 37.0% of pretax income, and $(7,831), or (56.7)% of pretax income, for federal, state, and foreign income taxes for the six months ended June 30, 2011 and 2010, respectively. Discrete items for the six months ended June 30, 2011 were not material. Discrete items totaling $638 increased the benefit from income taxes for the six months ended June 30, 2010 and were comprised of a $1.6 million charge associated with repeal of the Medicare Part D subsidy contained in healthcare legislation enacted in during the first quarter of 2010 with the remainder associated with the effective settlement of an income tax examination and other immaterial items.

Note 5—Earnings Per Share:

Basic earnings per share was computed by dividing net income by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

At June 30, 2011, the Company had $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) outstanding. Under the Financial Accounting Standards Board’s (the “FASB”)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

authoritative guidance, earnings per share for convertible notes with an optional net share settlement provision is calculated under the “If Converted” method. For the three and six months ended June 30, 2011, diluted earnings per share was calculated by including both cash and non-cash interest expense related to the Notes and excluding the shares underlying the Notes in accordance with the “If Converted” method.

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$2,128	$10,239	$4,470	$21,637
Denominator:
Basic weighted-average shares outstanding	30,019,933	29,903,061	30,008,108	29,885,280
Effect of diluted securities	298,151	197,701	265,561	231,952

Diluted weighted-average shares outstanding	30,318,084	30,100,762	30,273,669	30,117,232

Earnings per share:
Basic	$0.07	$0.34	$0.15	$0.72
Diluted	$0.07	$0.34	$0.15	$0.72

For the three and six months ended June 30, 2011, options to purchase 249,865 and 248,601 shares of Common Stock, at an average price of $48.18 and $48.31, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three and six months ended June 30, 2010, options to purchase 276,603 and 261,727 shares of Common Stock, at an average price of $46.61 and $47.82, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 6—Cash, cash equivalents, short-term investments, and marketable securities:

Cash and cash equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds and corporate commercial paper.

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

The major categories of the Company’s cash equivalents and marketable securities are as follows:

Money market mutual funds

The Company invests in money market mutual funds that seek to maintain a stable net asset value of $1.00, while limiting overall exposure to credit, market, and liquidity risks.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Commercial paper

The Company invests in high quality commercial paper issued by highly-rated corporations. By definition, the stated maturity on commercial paper obligations cannot exceed 270 days.

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

U.S. government agencies

These U.S. government guaranteed debt securities are rated as investment grade by the major rating agencies and are publicly traded and valued.

Cash, cash equivalents, short-term investments, and marketable securities consist of the following:

	June 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$16,536	$31,795
Money market mutual funds	211,777	345,156

Total cash and cash equivalents	228,313	376,951

Short-term investments and marketable securities:
Short-term municipal bond fund	20,456	20,275
Commercial paper	8,991	—
Corporate notes and bonds	106,414	—
U.S. government agencies	20,169	—

Total short-term investments and marketable securities	156,030	20,275

Total cash, cash equivalents, short-term investments, and marketable securities	$384,343	$397,226

The Company’s short-term investments and marketable securities at June 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2011:
Short-term municipal bond fund	$20,372	$84	$—	$20,456
Commercial paper	8,993	—	2	8,991
Corporate notes and bonds	106,409	130	125	106,414
U.S. government agencies	20,153	16	—	20,169

Total	$155,927	$230	$127	$156,030

As of December 31, 2010:
Short-term municipal bond fund	$20,233	$42	$—	$20,275

Total	$20,233	$42	$—	$20,275

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Available-for-sale investments at June 30, 2011 had contractual maturities as follows:

	Due within 1 year	Due within 2 years	Total
Short-term municipal bond fund	$20,456	$—	$20,456
Commercial paper	8,991	—	8,991
Corporate notes and bonds	34,143	72,271	106,414
U.S. government agencies	—	20,169	20,169

Total	$63,590	$92,440	$156,030

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent.

As of June 30, 2011, no investments classified as available-for-sale have been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of June 30, 2011 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

Note 7—Fair Value Measurements:

For certain of the Company’s financial instruments and account groupings, including cash and cash equivalents, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates the fair value of these instruments and groupings.

Listed below are the Company’s assets and liabilities, and their fair values, that are measured at fair value on a recurring basis. There were no transfers between levels for the six months ended June 30, 2011.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2011:
Short-term investments:
Short-term municipal bond fund	$20,456	$—	$—	$20,456
Commercial paper	8,991	—	—	8,991
Corporate notes and bonds	34,143	—	—	34,143
Marketable securities:
Corporate notes and bonds	72,271	—	—	72,271
U.S. government agencies	20,169	—	—	20,169

Total	$156,030	$—	$—	$156,030

As of December 31, 2010:
Short-term investments:
Short-term municipal bond fund	$20,275	$—	$—	$20,275

Total	$20,275	$—	$—	$20,275

As of June 30, 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a non-recurring basis.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$228,313	$228,313	$376,951	$376,951
Long-term debt	$182,462	$296,700	$178,107	$239,533

The fair value of long-term debt was estimated based on the quoted market price for the debt.

Note 8—Receivables:

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

	June 30, 2011	December 31, 2010
Trade and commercial customers	$66,676	$56,713
Less: Allowance for doubtful accounts	(465)	(478)

Total receivables	$66,211	$56,235

Note 9—Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 61% and 63% of the Company’s inventories at June 30, 2011 and December 31, 2010, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials and supplies	$84,686	$118,031
Work-in-process and finished goods	237,162	211,001
LIFO reserve	(62,607)	(59,313)

Total inventories	$259,241	$269,719

As of June 30, 2011 and December 31, 2010, the current cost of inventories exceeded their carrying value by $62,607 and $59,313, respectively. The Company’s FIFO inventory value is used to approximate current costs.

Note 10—Goodwill and Other Intangible Assets:

The Company does not amortize goodwill; rather, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during the first six months of 2011, uncertainties or other factors that could result in a potential impairment in future periods include continued long-term production delays or a

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace programs the Company currently supplies, including the Joint Strike Fighter program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test.

Goodwill.    The carrying amount of goodwill attributable to each segment at December 31, 2010 and June 30, 2011 was as follows:

	Titanium Group	Fabrication Group	Distribution Group	Total
December 31, 2010	$2,548	$29,414	$9,833	$41,795
Translation adjustment	—	420	—	420

June 30, 2011	$2,548	$29,834	$9,833	$42,215

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

There were no intangible assets attributable to either the Titanium Group or Distribution Group at December 31, 2010 and June 30, 2011. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2010 and June 30, 2011 was as follows:

	December 31, 2010	Amortization	Translation Adjustment	June 30, 2011
Fabrication Group	$14,066	$(522)	$421	$13,965

Note 11—Unearned Revenue:

The Company reported a liability for unearned revenue of $22,889 and $28,358 as of June 30, 2011 and December 31, 2010, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 12—Long-term Debt:

Long-term debt consisted of:

	June 30, 2011	December 31, 2010
$230 million aggregate principal amount 3.0% convertible notes due December 2015	$182,422	$178,062
Other	40	45

Total debt	$182,462	$178,107

During the three and six months ended June 30, 2011, the Company recorded long-term debt discount amortization of $2,195 and $4,361, respectively, as a component of interest expense. Interest expense from the amortization of debt issuance costs was $280 and $560 for the three and six months ended June 30, 2011, respectively. Additionally, the Company capitalized interest totaling $164 and $258 for the three and six months ended June 30, 2011, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 13—Employee Benefit Plans:

Components of net periodic pension and other post-retirement benefit cost for the three and six months ended June 30, 2011 and 2010 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$511	$451	$1,023	$902	$186	$178	$373	$356
Interest cost	1,794	1,770	3,588	3,540	591	550	1,181	1,100
Expected return on plan assets	(1,948)	(1,869)	(3,896)	(3,738)	—	—	—	—
Amortization of prior service cost	101	131	201	262	304	304	607	607
Amortization of actuarial loss	1,005	701	2,009	1,402	—	—	—	—

Net periodic benefit cost	$1,463	$1,184	$2,925	$2,368	$1,081	$1,032	$2,161	$2,063

During the three and six months ended June 30, 2011, the Company made cash contributions totaling $1.3 million and $7.0 million, respectively, to its qualified defined benefit pension plans. The Company expects to make additional cash contributions of approximately $20.9 million during the remainder of 2011 in order to maintain its desired funding status.

Note 14—Commitments and Contingencies:

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the Company’s opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on its Consolidated Financial Statements. Given the critical nature of many of the aerospace end uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $500 million, which includes grounding liability.

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $737 to $2,209 in the aggregate. At June 30, 2011 and December 31, 2010, the amounts accrued for future environmental-related costs were $1,369 and $1,403, respectively. Of the total amount accrued at June 30, 2011, $100 was expected to be paid out within the next twelve months, and was included in the other accrued liabilities line of the balance sheet. The remaining $1,269 was recorded in other noncurrent liabilities.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.

Note 15—Segment Reporting:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Titanium Group	$36,414	$30,556	$71,955	$69,397
Intersegment sales	38,192	23,291	71,968	47,056

Total Titanium Group sales	74,606	53,847	143,923	116,453
Fabrication Group	32,152	37,295	70,254	65,897
Intersegment sales	15,249	14,669	28,554	27,431

Total Fabrication Group sales	47,401	51,964	98,808	93,328
Distribution Group	54,647	38,800	101,854	79,242
Intersegment sales	368	817	801	1,281

Total Distribution Group sales	55,015	39,617	102,655	80,523
Eliminations	53,809	38,777	101,323	75,768

Total consolidated net sales	$123,213	$106,651	$244,063	$214,536

Operating income (loss):
Titanium Group before corporate allocations	$11,819	$3,854	$23,109	$20,937
Corporate allocations	(2,637)	(2,022)	(5,188)	(4,113)

Total Titanium Group operating income	9,182	1,832	17,921	16,824
Fabrication Group before corporate allocations	(1,826)	1,952	194	(478)
Corporate allocations	(3,418)	(2,743)	(6,724)	(5,579)

Total Fabrication Group operating loss	(5,244)	(791)	(6,530)	(6,057)
Distribution Group before corporate allocations	4,190	2,617	8,134	6,187
Corporate allocations	(2,047)	(1,565)	(4,028)	(3,181)

Total Distribution Group operating income	2,143	1,052	4,106	3,006

Total consolidated operating income	$6,081	$2,093	$15,497	$13,773

	June 30, 2011	December 31, 2010
Total assets:
Titanium Group	$402,738	$367,591
Fabrication Group	265,821	246,830
Distribution Group	150,601	120,935
General corporate assets	278,370	371,498

Total consolidated assets	$1,097,530	$1,106,854

Note 16—New Accounting Standards:

In April 2011, the FASB issued ASU No. 2011-02, “Receivables – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This ASU clarifies when a restructuring of receivables constitutes a troubled debt restructuring for a creditor. This applies to both the recording of an impairment loss and related disclosures for a troubled debt restructuring. The amendments in this ASU are effective for interim

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

and annual periods beginning on or after June 15, 2011, and apply retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The new guidance amends current fair value measurement and enhances disclosure requirements to include expansion of the information required for “Level 3” measurements. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 and are to be applied prospectively. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and apply retrospectively. Other than the changes to the presentation of the components of comprehensive income, the Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

Note 17—Guarantor Subsidiaries:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010:

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$82,096	$84,802	$(43,685)	$123,213
Costs and expenses:
Cost of sales	—	68,359	73,950	(43,685)	98,624
Selling, general, and administrative expenses	(150)	5,869	11,899	—	17,618
Research, technical, and product development expenses	—	798	92	—	890

Operating income (loss)	150	7,070	(1,139)	—	6,081
Other income (expense)	(16)	37	112	—	133
Interest income (expense), net	(4,138)	504	(261)	—	(3,895)
Equity in earnings of subsidiaries	4,832	—	—	(4,832)	—

Income (loss) before income taxes	828	7,611	(1,288)	(4,832)	2,319
Provision for (benefit from) income taxes	(1,300)	2,854	(1,363)	—	191

Net income	$2,128	$4,757	$75	$(4,832)	$2,128

Note to Condensed Consolidating Statement of Operations:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$(1,240)	$62,866	$73,636	$(28,611)	$106,651
Costs and expenses:
Cost of sales	—	56,867	61,446	(28,611)	89,702
Selling, general, and administrative expenses	12,385	(8,025)	12,058	—	16,418
Research, technical, and product development expenses	—	1,028	—	—	1,028
Asset and asset-related charges (income)	—	—	(2,590)	—	(2,590)

Operating income (loss)	(13,625)	12,996	2,722	—	2,093
Other income (expense)	(65)	59	239	—	233
Interest income (expense), net	(402)	1,360	(1,116)	—	(158)
Equity in earnings (loss) of subsidiaries	14,048	—	—	(14,048)	—

Income (loss) before income taxes	(44)	14,415	1,845	(14,048)	2,168
Provision for (benefit from) income taxes	(10,283)	120	2,092	—	(8,071)

Net income (loss)	$10,239	$14,295	$(247)	$(14,048)	$10,239

Notes to Condensed Consolidating Statement of Operations:

During the three months ended June 30, 2010, rebates on sales were provided to one of the Company’s customers. This amount was recorded at the parent company as it was outside of the ordinary course of business for contracts of this type and the contract was between the parent company and the customer.

The parent company charges a management fee to the subsidiaries based upon its budgeted annual expenses. During the three months ended June 30, 2010, the guarantor subsidiaries received a credit in SG&A totaling $15.4 million related to the settlement of Airbus’ 2009 contractual obligations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$161,018	$166,904	$(83,859)	$244,063
Costs and expenses:
Cost of sales	—	133,011	144,317	(83,859)	193,469
Selling, general, and administrative expenses	(565)	11,669	23,972	—	35,076
Research, technical, and product development expenses	—	1,430	92	—	1,522
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income	565	14,908	24	—	15,497
Other expense	(33)	(34)	(369)	—	(436)
Interest income (expense), net	(8,339)	867	(498)	—	(7,970)
Equity in earnings of subsidiaries	10,431	—	—	(10,431)	—

Income (loss) before income taxes	2,624	15,741	(843)	(10,431)	7,091
Provision for (benefit from) income taxes	(1,846)	5,708	(1,241)	—	2,621

Net income	$4,470	$10,033	$398	$(10,431)	$4,470

Note to Condensed Consolidating Statement of Operations:

The parent company charges a management fee to the subsidiaries based upon its budgeted annual expenses. A credit in SG&A for the parent company indicates that actual expenses were lower than budgeted expenses. A credit in parent company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$14,160	$114,749	$140,158	$(54,531)	$214,536
Costs and expenses:
Cost of sales	—	104,206	120,389	(54,531)	170,064
Selling, general, and administrative expenses	10,824	(2,039)	23,272	—	32,057
Research, technical, and product development expenses	—	1,753	—	—	1,753
Asset and asset-related charges (income)	—	—	(3,111)	—	(3,111)

Operating income (loss)	3,336	10,829	(392)	—	13,773
Other income (expense)	(86)	58	394	—	366
Interest income (expense), net	(816)	2,772	(2,289)	—	(333)
Equity in earnings (loss) of subsidiaries	10,221	—	—	(10,221)	—

Income (loss) before income taxes	12,655	13,659	(2,287)	(10,221)	13,806
Provision for (benefit from) income taxes	(8,982)	(409)	1,560	—	(7,831)

Net income (loss)	$21,637	$14,068	$(3,847)	$(10,221)	$21,637

Notes to Condensed Consolidating Statement of Operations:

During the six months ended June 30, 2010, the parent company recorded net sales related to the March 2010 settlement of Airbus’ 2009 contractual obligations. Additionally, during the six months ended June 30, 2010, rebates on sales were provided to one of the Company’s customers. This amount was recorded at the parent company as it was outside of the ordinary course of business for contracts of this type and the contract was between the parent company and the customer.

The parent company charges a management fee to the subsidiaries based upon its budgeted annual expenses. During the six months ended June 30, 2010, the guarantor subsidiaries received a credit in SG&A totaling $15.4 million related to the settlement of Airbus’ 2009 contractual obligations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of June 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$215,043	$13,270	$—	$228,313
Short-term investments	—	63,590	—	—	63,590
Receivables, net	454	43,580	42,241	(20,064)	66,211
Inventories, net	—	134,581	124,660	—	259,241
Deferred income taxes	21,430	1,418	102	—	22,950
Other current assets	10,860	1,320	1,463	(1,691)	11,952

Total current assets	32,744	459,532	181,736	(21,755)	652,257
Property, plant, and equipment, net	861	203,767	61,516	—	266,144
Marketable securities	—	92,440	—	—	92,440
Goodwill	—	18,097	24,118	—	42,215
Other intangible assets, net	—	—	13,965	—	13,965
Deferred income taxes	—	23,455	26,059	(24,605)	24,909
Other noncurrent assets	5,433	36	131	—	5,600
Intercompany investments	922,050	71,231	180	(993,461)	—

Total assets	$961,088	$868,558	$307,705	$(1,039,821)	$1,097,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429	$21,677	$31,994	$(20,064)	$34,036
Accrued wages and other employee costs	4,105	8,283	6,411	—	18,799
Unearned revenue	—	169	22,720	—	22,889
Other accrued liabilities	4,084	11,334	14,752	(1,691)	28,479

Total current liabilities	8,618	41,463	75,877	(21,755)	104,203
Long-term debt	182,422	40	—	—	182,462
Intercompany debt	—	98,116	86,960	(185,076)	—
Liability for post-retirement benefits	—	40,859	—	—	40,859
Liability for pension benefits	6,524	20,403	677	—	27,604
Deferred income taxes	27,737	36	—	(24,604)	3,169
Other noncurrent liabilities	5,081	3,446	—	—	8,527

Total liabilities	230,382	204,363	163,514	(231,435)	366,824

Shareholders’ equity	730,706	664,195	144,191	(808,386)	730,706

Total liabilities and shareholders’ equity	$961,088	$868,558	$307,705	$(1,039,821)	$1,097,530

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$350,629	$26,322	$—	$376,951
Short-term investments	—	20,275	—	—	20,275
Receivables, net	382	39,313	35,519	(18,979)	56,235
Inventories, net	—	151,544	118,175	—	269,719
Deferred income taxes	21,430	1,419	42	—	22,891
Other current assets	16,489	811	1,069	(2,070)	16,299

Total current assets	38,301	563,991	181,127	(21,049)	762,370
Property, plant, and equipment, net	1,050	198,007	61,519	—	260,576
Goodwill	—	18,097	23,698	—	41,795
Other intangible assets, net	—	—	14,066	—	14,066
Deferred income taxes	—	24,371	21,765	(24,437)	21,699
Other noncurrent assets	6,168	36	144	—	6,348
Intercompany investments	898,943	71,231	180	(970,354)	—

Total assets	$944,462	$875,733	$302,499	$(1,015,840)	$1,106,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$36,441	$29,749	$(18,979)	$47,226
Accrued wages and other employee costs	5,603	7,656	8,692	—	21,951
Unearned revenue	—	—	28,358	—	28,358
Other accrued liabilities	2,612	11,037	16,600	(2,070)	28,179

Total current liabilities	8,230	55,134	83,399	(21,049)	125,714
Long-term debt	178,062	40	5	—	178,107
Intercompany debt	—	99,955	79,024	(178,979)	—
Liability for post-retirement benefits	—	39,903	—	—	39,903
Liability for pension benefits	7,128	26,025	677	—	33,830
Deferred income taxes	27,569	15	—	(24,437)	3,147
Other noncurrent liabilities	5,073	2,680	—	—	7,753

Total liabilities	226,062	223,752	163,105	(224,465)	388,454

Shareholders’ equity	718,400	651,981	139,394	(791,375)	718,400

Total liabilities and shareholders’ equity	$944,462	$875,733	$302,499	$(1,015,840)	$1,106,854

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$7,276	$19,421	$(21,477)	$—	$5,220

Investing activities:
Investments, net	—	(135,693)	—	—	(135,693)
Capital expenditures	—	(17,480)	(1,166)	—	(18,646)
Investments in subsidiaries	(1,375)	—	—	1,375	—

Cash used in investing activities.	(1,375)	(153,173)	(1,166)	1,375	(154,339)

Financing activities:
Proceeds from exercise of employee stock options	201	—	—	—	201
Excess tax benefits from stock-based compensation activity	263	—	—	—	263
Parent company investments	—	—	1,375	(1,375)	—
Repayments on long-term debt	—	—	(5)	—	(5)
Intercompany debt	(6,082)	(1,834)	7,916	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(5,901)	(1,834)	9,286	(1,375)	176
Effect of exchange rate changes on cash and cash equivalents	—	—	305	—	305

Decrease in cash and cash equivalents	—	(135,586)	(13,052)	—	(148,638)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$215,043	$13,270	$—	$228,313

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$8,240	$8,644	$(597)	$—	$16,287

Investing activities:
Proceeds from disposal of property, plant, and equipment	—	—	468	—	468
Short-term investments, net	—	44,889	—	—	44,889
Capital expenditures	—	(10,802)	(2,763)	—	(13,565)

Cash provided by (used in) investing activities	—	34,087	(2,295)	—	31,792

Financing activities:
Proceeds from exercise of employee stock options	252	—	—	—	252
Excess tax benefits from stock-based compensation activity	189	—	—	—	189
Repayments on long-term debt	—	—	(10)	—	(10)
Intercompany debt	(8,395)	4,964	3,431	—	—
Purchase of common stock held in treasury	(286)	—	—	—	(286)

Cash provided by (used in) financing activities	(8,240)	4,964	3,421	—	145
Effect of exchange rate changes on cash and cash equivalents	—	—	(113)	—	(113)

Increase in cash and cash equivalents	—	47,695	416	—	48,111
Cash and cash equivalents at beginning of period	—	45,525	10,691	—	56,216

Cash and cash equivalents at end of period	$—	$93,220	$11,107	$—	$104,327

Note 18—Subsequent Events:

On July 25, 2011, the Company’s RTI Hamilton, Inc. subsidiary and Tronox LLC (“Tronox”) reached an agreement in principle to settle the ongoing litigation regarding a contract for the long-term supply of titanium tetrachloride. Under the terms of the agreement to settle, the Company will pay Tronox $9.9 million in full satisfaction of its contractual take-or-pay obligation. The Company had previously accrued a liability of $11.0 million related to this litigation. The $1.1 million accrual reduction was recorded during the three and six months ended June 30, 2011, as a reduction to Cost of Sales.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended June 30, 2011 and 2010, approximately 51% and 43%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. For the six months ended June 30, 2011 and 2010, approximately 50% and 40%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

We believe that the long-term demand indicators in the titanium industry, driven largely by the significant backlog in the commercial aerospace market, remain strong as we move to the middle of the next decade. Build rate increases by Boeing and Airbus, supported by the significant commercial aircraft order activity at the 2011 Paris Air Show, and the increasing order activity in our titanium mill product business support that belief. In addition, we continue to win incremental value-added packages in validation of our strategy to move further up the value chain.

In the near-term, we will be impacted by increasing titanium sponge prices as the underlying raw material input costs increase. In the medium to long-term, we expect these costs to moderate as supply catches up with demand. Additionally, while several of our major raw material suppliers are located in Japan, which is recovering from the effects of the recent natural disasters, we do not expect to encounter significant raw material supply disruptions.

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$36.4	$30.6	$5.8	19.0%
Fabrication Group	32.2	37.3	(5.1)	(13.7%)
Distribution Group	54.6	38.8	15.8	40.7%

Total consolidated net sales	$123.2	$106.7	$16.5	15.5%

The combination of a 10% increase in shipments and a 9% increase in average realized selling prices of prime mill products to our trade customers resulted in a $5.1 million increase in the Titanium Group’s net sales. Additionally, ferro-alloy sales increased $0.7 million due to increased demand from our specialty steel customers.

The decrease in the Fabrication Group’s net sales was principally the result of a reduction of $11.0 million in sales to our energy market customers due to the slowdown in drilling permitting in the Gulf of Mexico during the current year and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in the prior year. This impact was partially offset by higher shipments to military and commercial aerospace markets in the current period.

The increase in the Distribution Group’s net sales was primarily related to higher demand for our titanium products, primarily in the commercial aerospace market, resulting in a $13.7 million improvement. Additionally, higher demand for our specialty metals products increased net sales by $3.6 million. These increases were partially offset by lower military sales in the current period.

Gross Profit.    Gross profit for our reportable segments for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$14.4	$3.9	$10.5	269.2%
Fabrication Group	2.2	6.6	(4.4)	(66.7%)
Distribution Group	8.0	6.4	1.6	25.0%

Total consolidated gross profit	$24.6	$16.9	$7.7	45.6%

Improved operational efficiency in the Titanium Group increased gross profit by $4.1 million. Additionally, a higher margin sales mix and higher sales levels of prime mill products increased gross profit by $4.0 million and $1.3 million, respectively. Furthermore, the Titanium Group was favorably impacted $1.1 million due to the agreement to settle the dispute regarding the Tronox supply contract.

The decrease in the Fabrication Group’s gross profit was primarily driven by a reduction in sales to our energy market customers, principally due to the slowdown in drilling permitting in the Gulf of Mexico during the current year and, the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico, in 2010 and the continued low level of deliveries related to the Boeing 787 Pi Box program, partially offset by higher shipments to the military and commercial aerospace markets in the current period.

The increase in the Distribution Group’s gross profit was principally related to increased volume, which increased gross profit $4.2 million, driven by higher customer demand in the commercial aerospace market, partially offset by a lower margin sales mix in the current period, which decreased gross profit by $2.5 million.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$4.5	$3.6	$0.9	25.0%
Fabrication Group	7.4	7.4	—	0.0%
Distribution Group	5.7	5.4	0.3	5.6%

Total consolidated SG&A expenses	$17.6	$16.4	$1.2	7.3%

The increase in SG&A was primarily related to a $1.4 million increase in salaries and benefits in the current year compared to the prior year, due in large part to higher overall salaries and incentive compensation in the current year. The increase was partially offset by a reduction of $0.2 million in professional and consulting expenses.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $0.9 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).    There were no asset and asset-related charges (income) for the three months ended June 30, 2011. Asset and asset-related charges (income) for the three months ended June 30, 2010 was $(2.6) million. Asset and asset-related charges consist of settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely idled titanium sponge plant.

Operating Income (Loss). Operating income (loss) for our reportable segments for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$9.2	$1.8	$7.4	411.1%
Fabrication Group	(5.3)	(0.8)	(4.5)	(562.5%)
Distribution Group	2.2	1.1	1.1	100.0%

Total operating income (loss)	$6.1	$2.1	$4.0	190.5%

The increase in the Titanium Group’s operating income was primarily attributable to higher gross profit, largely due to increased operational efficiency, a higher margin sales mix, higher volume, and the agreement to settle the dispute regarding the Tronox supply contract.

The increase in the Fabrication Group’s operating loss was primarily attributable to lower gross profit, driven by a reduction in sales to our energy market customers, principally due to the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010, partially offset by higher shipments to military and commercial aerospace markets in the current period.

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit due to increased sales, which was driven by higher customer demand for both titanium and specialty metals products, partially offset by an increase in SG&A.

Other Income (Expense).    Other income (expense) for the three months ended June 30, 2011 and 2010 was $0.1 million and $0.2 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.    Interest income for the three months ended June 30, 2011 and 2010 was $0.4 million and $0.1 million, respectively. The increase was principally related to higher returns on invested cash, as well as higher overall cash and investment balances, compared to the prior year period. Interest expense was $4.3 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. The increase in interest expense was primarily attributable to the issuance of $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) in December 2010.

Provision for (Benefit from) Income Taxes.    We recognized a provision for (benefit from) income taxes of $0.2 million, or 8.2% of pretax income, and $(8.1) million, or (372.3)% of pretax income, for federal, state, and foreign income taxes for the three months ended June 30, 2011 and, 2010 respectively. The rate in 2011 differs from the rate in the prior year principally due to the differing mix of foreign losses benefitted at lower rates and domestic income taxed at higher rates.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$72.0	$69.4	$2.6	3.7%
Fabrication Group	70.3	65.9	4.4	6.7%
Distribution Group	101.8	79.2	22.6	28.5%

Total consolidated gross profit	$244.1	$214.5	$29.6	13.8%

Excluding the $15.4 million in the prior year related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s net sales increased by $18.0 million. The combination of a 28% increase in shipments and an 8% increase in the average realized selling price of prime mill products to our trade customers resulted in a $16.0 million increase in the Titanium Group’s net sales. Additionally, ferro-alloy sales increased $2.0 million due to increased demand from our specialty steel customers.

Excluding the $4.3 million of nonrecurring engineering funds related to the Boeing 787 Dreamliner® program recognized in the prior year, for which there was a corresponding amount recorded in cost of sales, the Fabrication Group’s net sales increased $8.7 million. This increase was principally due to increased demand in the commercial aerospace market, led by the Boeing 787 Dreamliner® program, which increased net sales by approximately $13.9 million. Additionally, net sales to our military customers increased $6.0 million, principally due to strong demand on the F-15, F-18, and V-22 programs. These increases were partially offset by a decrease in sales to our energy market customers totaling $11.2 million due to the slowdown in drilling permitting in the Gulf of Mexico during the current year and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in the prior year.

The increase in the Distribution Group’s net sales was principally related to higher demand for our titanium products, primarily in the commercial aerospace market, which increased net sales $17.8 million. Additionally, increased demand for our specialty metals products increased the Distribution Group’s net sales $8.0 million. These increases were offset by a $3.2 million decrease in sales to military customers.

Gross Profit.    Gross profit for our reportable segments for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$26.6	$22.9	$3.7	16.2%
Fabrication Group	8.1	8.3	(0.2)	(2.4%)
Distribution Group	15.9	13.3	2.6	19.5%

Total consolidated gross profit	$50.6	$44.5	$6.1	13.7%

Excluding the $15.4 million in the prior year related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s gross profit increased $19.1 million. Improved operational efficiency increased gross profit by $9.6 million. Additionally, a higher margin sales mix and higher sales levels of prime mill products increased gross profit by $6.1 million and $2.3 million, respectively. Furthermore, the Titanium Group was favorably impacted $1.1 million due to the agreement to settle the dispute regarding the Tronox supply contract.

Spending controls, increased facility utilization, and improved production efficiencies and delivery performance resulted in a $7.6 million improvement in gross profit over the prior year, as Fabrication Group deliveries related to the Boeing 787 Dreamliner® Pi Box program began to ramp up. This increase was offset by a $7.8 million reduction in gross profit on sales to our energy market customers, principally due to the slowdown in drilling permitting in the Gulf of Mexico during the current year and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in the prior year.

The increase in the Distribution Group’s gross profit was principally related to increased volumes driven by higher customer demand in the commercial aerospace market which increased gross profit $6.8 million, partially offset by a lower margin sales mix in the current year which reduced gross profit $4.2 million.

Selling, General, and Administrative Expenses.    SG&A for our reportable segments for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$8.8	$7.4	$1.4	18.9%
Fabrication Group	14.6	14.3	0.3	2.1%
Distribution Group	11.7	10.4	1.3	12.5%

Total consolidated SG&A expenses	$35.1	$32.1	$3.0	9.3%

The increase in SG&A expenses was primarily related to a $3.5 million increase in salaries and benefits in the current year compared to the prior year, due in large part to higher overall salaries and incentive compensation in the current year. The increase was partially offset by a reduction of $0.5 million in professional and consulting expenses.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $1.5 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).    Asset and asset-related charges (income) for the six months ended June 30, 2011 and 2010 were $(1.5) million and $(3.1) million, respectively. Asset and asset-related charges consisted of settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely idled titanium sponge plant.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$17.9	$16.8	$1.1	6.5%
Fabrication Group	(6.5)	(6.1)	(0.4)	(6.6%)
Distribution Group	4.1	3.1	1.0	32.3%

Total operating income (loss)	$15.5	$13.8	$1.7	12.3%

Excluding the $15.4 million in the prior year related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s operating income increased $16.5 million. The increase was primarily attributable to higher gross profit, largely due to increased operational efficiency, offset by increased SG&A and less benefit from settlements of accrued contractual commitments at the Company’s indefinitely idled titanium sponge plant. Furthermore, the Titanium Group was favorably impacted $1.1 million due to the agreement to settle the dispute regarding the Tronox supply contract.

The increase in the Fabrication Group’s operating loss was primarily attributable to a reduction in sales to our energy market customers, principally due to the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010, offset by improved production efficiencies and delivery performance.

The increase in the Distribution Group’s operating income was principally attributable to increased demand in the commercial aerospace market, partially offset by an increase in SG&A.

Other Income (Expense).    Other income (expense) for the six months ended June 30, 2011 and 2010 was $(0.4) million and $0.4 million, respectively. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.    Interest income for the six months ended June 30, 2011 and 2010 was $0.6 million and $0.2 million, respectively. The increase was principally related to higher returns on invested cash, as well as higher overall cash and investment balances, compared to the prior year period. Interest expense was $8.6 million and $0.6 million for the three months ended June 30, 2011 and, 2010 respectively. The increase in interest expense was primarily attributable to the issuance of $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) in December 2010.

Provision for (Benefit from) Income Taxes.    We recognized a provision for (benefit from) income taxes of $2.6 million, or 37.0% of pretax income, and $(7.8) million, or (56.7)% of pretax income, for federal, state, and foreign income taxes for the six months ended June 30, 2011 and, 2010 respectively. The rate in 2011 differs from the rate in the prior year principally due to the differing mix of foreign losses benefitted at lower rates and domestic income taxed at higher rates.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated aggregate capital spending of approximately $140 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $5 million remaining on the Canton facility and expect it will begin operations in 2011. We have capital expenditures of approximately $45 million remaining related to the Martinsville, Virginia facility and anticipate that the rolling mill and forging cell associated with this facility will begin operations in 2012. We expect this facility will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate. We will continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

Provided we continue to meet our financial covenants under our Amended and Restated Credit Agreement (the “Credit Agreement”), we expect that our cash and cash equivalents of $228.3 million, available-for-sale investments of $156.0 million, and our undrawn $150 million credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our operating needs and capital expansion plans.

These financial covenants are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (1.0) at June 30, 2011. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 10.9 at June 30, 2011. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At June 30, 2011, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements.    There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash provided by operating activities.    Cash provided by operating activities for the six months ended June 30, 2011 and 2010 was $5.2 million and $16.3 million, respectively. This decrease is primarily due to increased working capital, primarily due to an increase in accounts receivable and a decrease in accounts payable, partially offset by a reduction in inventories.

Cash provided by (used in) investing activities.    Cash provided by (used in) investing activities for the six months ended June 30, 2011 and 2010, was $(154.3) million and $31.8 million, respectively. The increase in cash used in investing activities is principally related to available-for-sale investment activity, which used $135.7 million in the current year as we invested some of our excess cash, and provided $44.9 million in the prior period as we sold several short-term investments. Additionally, capital expenditures were $5.1 million higher in the current year compared to the prior year.

Cash provided by financing activities.    During both periods presented, there were limited financing activities.

Duty Drawback Investigation

As previously disclosed in various Company filings, since 2007 we have been under investigation by U.S. Customs and Border Protection (“U.S. Customs”), with respect to $7.6 million of claims previously filed under a program that we maintained through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by us or our customers. We have recorded no additional charges or any change to the amount accrued for penalties during the six months ended June 30, 2011 with respect to the investigation. While our internal investigation is complete, there is not a timetable of which we are aware for when U.S. Customs will conclude its investigation.

Backlog

The Company’s order backlog for all markets was approximately $424 million as of June 30, 2011, compared to $347 million at December 31, 2010. Of the backlog at June 30, 2011, approximately $267 million is expected to be realized over the remainder of 2011. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.7 million to $2.2 million in the aggregate. For both June 30, 2011 and December 31, 2010, the amount accrued for future environmental-related costs was $1.4 million. Of the total amount accrued at June 30, 2011, $0.1 million is expected to be paid out within the next twelve months and is included in the other accrued liabilities line of the balance sheet. The remaining $1.3 million is recorded in other noncurrent liabilities. During the six months ended June 30, 2011, payments related to our environmental liabilities were not material.

New Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, “Receivables – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This ASU clarifies when a restructuring of receivables constitutes a troubled debt restructuring for a creditor. This applies to both the recording of an impairment loss and related disclosures for a troubled debt restructuring. The amendments in this ASU are effective for interim and annual periods beginning on or after June 15, 2011, and apply retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The new guidance amends current fair value measurement and enhances disclosure requirements to include expansion of the information required for “Level 3” measurements. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 and are to be applied prospectively. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and apply retrospectively. Other than the changes to the presentation of the components of comprehensive income, we do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Form 10-K filed with the SEC on March 1, 2011.

Item 4.	Controls and Procedures.

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

In connection with its now indefinitely idled plans to construct a premium-grade titanium sponge production facility in Hamilton, Mississippi, in 2008, a subsidiary of the Company, RTI Hamilton, Inc. (“RTI Hamilton”), entered into an agreement with Tronox LLC (“Tronox”) for the long-term supply of titanium tetrachloride, the primary raw material in the production of titanium sponge. Tronox filed for Chapter 11 bankruptcy protection in January 2009 and emerged from bankruptcy protection in February 2011. In September 2009, RTI Hamilton filed a complaint in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against Tronox challenging the validity of the supply agreement. Tronox filed a motion to dismiss the complaint, which the Bankruptcy Court granted in February 2010. RTI Hamilton appealed the order. During the pendency of the appeal, in January 2011, Tronox filed a complaint with the Bankruptcy Court against RTI Hamilton, alleging breach of contract, repudiation, and two additional related claims under the Bankruptcy Code with respect to the supply agreement.

On July 25, 2011, RTI Hamilton and Tronox agreed in principle to the general terms of settlement as it relates to both actions described above. Under the terms of the settlement, which is subject to finalization, RTI Hamilton has agreed to make a payment of $9.9 million to Tronox, along with an additional payment of the invoiced but unpaid capital expenses incurred by Tronox plus interest, which totals approximately $0.7 million.

The agreement to settle resulted in a reduction of Cost of Sales of $1.1 million for the three and six months ended June 30, 2011 as the Company had previously accrued $11.0 million related to the litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 1, 2011, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” of this report which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. No shares of Common Stock were surrendered to satisfy tax liabilities for the three months ended June 30, 2011. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended June 30, 2011. At June 30, 2011, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2011	RTI INTERNATIONAL METALS, INC.

	By	/s/ WILLIAM T. HULL
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	RTI International Metals, Inc. Board of Directors Compensation Program, as amended July 29, 2011, filed herewith.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document