Form 10-Q
period 2011-09-30
RTI INTERNATIONAL METALS INC
filed 2011-11-04
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Q UARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

☑  Yes            ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑  Yes             ☐  No

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

☐  Yes             ☑  No

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of October 28, 2011 was 30,190,161.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$143,671	$102,593	$387,734	$317,129
Cost and expenses:
Cost of sales	118,665	88,418	312,134	258,482
Selling, general, and administrative expenses	16,388	15,771	51,464	47,828
Research, technical, and product development expenses	925	783	2,447	2,536
Asset and asset-related charges (income)	—	(151)	(1,501)	(3,262)

Operating income (loss)	7,693	(2,228)	23,190	11,545
Other income (expense)	198	(519)	(238)	(153)
Interest income	331	127	911	358
Interest expense	(4,173)	(264)	(12,723)	(828)

Income (loss) before income taxes	4,049	(2,884)	11,140	10,922
Provision for income taxes	1,982	13,891	4,603	6,060

Net income (loss)	$2,067	$(16,775)	$6,537	$4,862

Earnings (loss) per share:
Basic	$0.07	$(0.56)	$0.22	$0.16

Diluted	$0.07	$(0.56)	$0.22	$0.16

Weighted-average shares outstanding:
Basic	30,025,607	29,933,615	30,013,464	29,901,657

Diluted	30,251,411	29,933,615	30,278,456	30,143,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,067	$(16,775)	$6,537	$4,862
Other comprehensive income (loss)
Foreign currency translation	(8,212)	1,818	(4,622)	1,744
Unrealized gain (loss) on investments, net of tax of $(52), $15, $(31), and $7	(100)	28	(60)	13
Benefit plan amortization, net of tax of $489, $379, $1,468, and $1,139	909	704	2,727	2,116

Other comprehensive income (loss), net of tax	(7,403)	2,550	(1,955)	3,873

Comprehensive income (loss)	$(5,336)	$(14,225)	$4,582	$8,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$189,741	$376,951
Short-term investments	76,587	20,275
Receivables, less allowance for doubtful accounts of $778 and $478	87,883	56,235
Inventories, net	257,049	269,719
Deferred income taxes	19,974	22,891
Other current assets	14,663	16,299

Total current assets	645,897	762,370
Property, plant, and equipment, net	268,056	260,576
Marketable securities	89,479	—
Goodwill	41,305	41,795
Other intangible assets, net	12,829	14,066
Deferred income taxes	23,611	21,699
Other noncurrent assets	5,228	6,348

Total assets	$1,086,405	$1,106,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,960	$47,226
Accrued wages and other employee costs	20,978	21,951
Unearned revenues	18,234	28,358
Other accrued liabilities	19,831	28,179

Total current liabilities	113,003	125,714
Long-term debt	184,695	178,107
Liability for post-retirement benefits	41,128	39,903
Liability for pension benefits	7,153	33,830
Deferred income taxes	5,441	3,147
Other noncurrent liabilities	8,538	7,753

Total liabilities	359,958	388,454

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,935,132 and 30,858,725 shares issued; 30,187,961 and 30,123,519 shares outstanding	309	309
Additional paid-in capital	478,025	474,277
Treasury stock, at cost; 747,171 and 735,206 shares	(17,646)	(17,363)
Accumulated other comprehensive loss	(34,292)	(32,337)
Retained earnings	300,051	293,514

Total shareholders’ equity	726,447	718,400

Total liabilities and shareholders’ equity	$1,086,405	$1,106,854

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$6,537	$4,862
Adjustment for non-cash items included in net income:
Depreciation and amortization	16,697	16,600
Asset and asset-related charges (income)	(597)	(1,332)
Deferred income taxes	2,268	(2,462)
Stock-based compensation	3,528	3,099
Excess tax benefits from stock-based compensation activity	(263)	(350)
Loss (gain) on disposal of property, plant, and equipment	65	(345)
Amortization of discount on long-term debt	6,613	—
Amortization of premiums paid for short-term investments and marketable securities	1,595	—
Other	(197)	267
Changes in assets and liabilities:
Receivables	(32,428)	7,104
Inventories	12,415	(9,498)
Accounts payable	9,241	2,730
Income taxes payable	(18)	177
Unearned revenue	(10,919)	(2,499)
Other current assets and liabilities	(6,862)	13,159
Other assets and liabilities	(21,182)	99

Cash provided by (used in) operating activities	(13,507)	31,611

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	—	1,433
Purchase of investments	(200,846)	(215)
Maturity/sale of investments	53,454	45,000
Capital expenditures	(25,954)	(22,859)

Cash provided by (used in) investing activities	(173,346)	23,359

FINANCING ACTIVITIES:
Proceeds from employee stock activity	252	983
Excess tax benefits from stock-based compensation activity	263	350
Repayments on long-term debt	(25)	(33)
Purchase of common stock held in treasury	(283)	(345)

Cash provided by financing activities	207	955

Effect of exchange rate changes on cash and cash equivalents	(564)	1,493

Increase (decrease) in cash and cash equivalents	(187,210)	57,418
Cash and cash equivalents at beginning of period	376,951	56,216

Cash and cash equivalents at end of period	$189,741	$113,634

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at December 31, 2010	30,123,519	$309	$474,277	$(17,363)	$293,514	$(32,337)	$718,400
Net income	—	—	—	—	6,537	—	6,537
Other comprehensive income (loss)	—	—	—	—	—	(1,955)	(1,955)
Shares issued for directors’ compensation	14,273	—	—	—	—	—	—
Shares issued for restricted stock award plans	50,296	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	3,528	—	—	—	3,528
Treasury stock purchased at cost	(9,965)	—	—	(283)	—	—	(283)
Exercise of employee options	7,337	—	116	—	—	—	116
Forefeiture of restricted stock awards	(2,000)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	(32)	—	—	—	(32)
Shares issued for employee stock purchase plan	4,501	—	136	—	—	—	136

Balance at September 30, 2011	30,187,961	$309	$478,025	$(17,646)	$300,051	$(34,292)	$726,447

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

Note 2—Organization:

The Company is a leading producer and global supplier of titanium mill products and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI,” and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

The Company conducts business in three segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; and Hermitage, Pennsylvania; and a new facility under construction in Martinsville, Virginia, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

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

Note 3—Stock-Based Compensation:

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2011, and the activity during the nine months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2010	497,686
Granted	86,048
Forfeited	(1,801)
Expired	(5,199)
Exercised	(7,337)

Outstanding at September 30, 2011	569,397

Exercisable at September 30, 2011	366,962

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2011
Risk-free interest rate	1.92%
Expected dividend yield	0.00%
Expected lives (in years)	4.0
Expected volatility	67.00%

The weighted-average grant date fair value of stock option awards granted during the nine months ended September 30, 2011 was $14.70.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2011, and the activity during the nine months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2010	154,289
Granted	64,569
Vested	(54,857)
Forfeited	(2,000)

Nonvested at September 30, 2011	162,001

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2011 was $29.14.

Performance Share Awards

A summary of the Company’s performance share award activity during the nine months ended September 30, 2011 is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2010	113,430	226,860
Granted	52,341	104,682
Forfeited	(2,500)	(5,000)

Outstanding at September 30, 2011	163,271	326,542

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the nine months ended September 30, 2011 was $43.68.

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

For the nine months ended September 30, 2011, the estimated annual effective tax rate applied to ordinary income was 32.8% compared to a rate of 62.4% for the nine months ended September 30, 2010. Because of the low level of expected 2010 pretax income, the rate for the nine months ended September 30, 2010 was based on the amount of tax expense associated with actual results for the nine-month period rather than an effective tax rate estimated for the entire year. Nevertheless, the effective tax rate in each year results from the mix of foreign losses benefited at lower rates and domestic income taxed at higher rates. Although these factors are present in both 2011 and 2010, the differing mix of foreign losses and domestic income between the periods has a substantial influence on the tax rates for each respective period.

Inclusive of discrete items, the Company recognized a provision for income taxes of $4.6 million, or 41.3% of pretax income, for federal, state, and foreign income taxes for the nine months ended September 30, 2011. Discrete items for the current year to date period were $0.9 million. They were principally due to normal adjustments for tax returns filed during the period and the reversal of tax benefits associated with the manufacturing deduction, which was reduced when the 2010 net operating loss was carried back to obtain a refund of 2008 federal tax payments. The tax provision for federal, state, and foreign income taxes for the nine months ended September 30, 2010 was $6.1 million, or 55.5% of pretax income, which included a $0.8 million benefit comprised of a $1.6 million charge associated with repeal of the Medicare Part D subsidy contained in healthcare legislation enacted during the first quarter of 2010, with the remainder associated with the effective settlement of an income tax examination and other immaterial items.

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

At September 30, 2011, the Company had $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) outstanding. Under the Financial Accounting Standards Board’s (the “FASB”) authoritative guidance, earnings per share for convertible notes with an optional net share settlement provision is calculated under the “If Converted” method. For the three and nine months ended September 30, 2011, diluted earnings per share was calculated by including both cash and non-cash interest expense related to the Notes and excluding the shares underlying the Notes in accordance with the “If Converted” method.

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$2,067	$(16,775)	$6,537	$4,862
Denominator:
Basic weighted-average shares outstanding	30,025,607	29,933,615	30,013,464	29,901,657
Effect of diluted securities	225,804	—	264,992	241,374

Diluted weighted-average shares outstanding	30,251,411	29,933,615	30,278,456	30,143,031

Earnings (loss) per share:
Basic	$0.07	$(0.56)	$0.22	$0.16
Diluted	$0.07	$(0.56)	$0.22	$0.16

For the three and nine months ended September 30, 2011, options to purchase 257,804 and 250,309 shares of Common Stock, at an average price of $47.41 and $48.08, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three and nine months ended September 30, 2010, options to purchase 546,240 and 269,746 shares of Common Stock, at an average price of $30.72 and $46.92, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive.

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

Commercial paper

The Company invests in high-quality commercial paper issued by highly-rated corporations. By definition, the stated maturity on commercial paper obligations cannot exceed 270 days.

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

U.S. government agencies

These U.S. government guaranteed debt securities are rated as investment grade by the major rating agencies and are publicly traded and valued.

Cash, cash equivalents, short-term investments, and marketable securities consist of the following:

	September 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$17,114	$31,795
Cash equivalents:
Commercial paper	7,998	—
Money market mutual funds	164,629	345,156

Total cash and cash equivalents	189,741	376,951

Short-term investments and marketable securities:
Short-term municipal bond fund	20,520	20,275
Commercial paper	13,971	—
Corporate notes and bonds	118,421	—
U.S. government agencies	13,154	—

Total short-term investments and marketable securities	166,066	20,275

Total cash, cash equivalents, short-term investments, and marketable securities	$355,807	$397,226

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s investments at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2011:
Short-term municipal bond fund	$20,436	$84	$—	$20,520
Commercial paper	13,988	—	17	13,971
Corporate notes and bonds	118,535	70	184	118,421
U.S. government agencies	13,156	2	4	13,154

Total	$166,115	$156	$205	$166,066

As of December 31, 2010:
Short-term municipal bond fund	$20,233	$42	$—	$20,275

Total	$20,233	$42	$—	$20,275

The Company typically purchases its available-for-sale debt securities at a premium or discount. The premium or discount is amortized over the remaining term of each security using the interest method. Amortization is recorded as either a decrease to interest income for premiums or an increase to interest income for discounts. For the three and nine months ended September 30, 2011, net amortization of premiums and discounts resulted in reductions to interest income of $842 and $1,595, respectively.

Available-for-sale investments at September 30, 2011 had contractual maturities as follows:

	Due within 1 year	Due within 2 years	Total
Short-term municipal bond fund	$20,520	$—	$20,520
Commercial paper	13,971	—	13,971
Corporate notes and bonds	42,096	76,325	118,421
U.S. government agencies	—	13,154	13,154

Total	$76,587	$89,479	$166,066

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent.

As of September 30, 2011, no investments classified as available-for-sale have been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of September 30, 2011 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Listed below are the Company’s assets and liabilities, and their respective fair values, that are measured at fair value on a recurring basis. For the Company’s short-term investments and marketable securities, fair value was determined based on the closing price reported on the active market on which the individual securities are traded. There were no transfers between levels during the nine months ended September 30, 2011.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2011:
Short-term investments:
Short-term municipal bond fund	$20,520	$—	$—	$20,520
Commercial paper	13,971	—	—	13,971
Corporate notes and bonds	42,096	—	—	42,096
Marketable securities:
Corporate notes and bonds	76,325	—	—	76,325
U.S. government agencies	13,154	—	—	13,154

Total	$166,066	$—	$—	$166,066

As of December 31, 2010:
Short-term investments:
Short-term municipal bond fund	$20,275	$—	$—	$20,275

Total	$20,275	$—	$—	$20,275

As of September 30, 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a non-recurring basis.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$189,741	$189,741	$376,951	$376,951
Long-term debt	$184,695	$232,300	$178,107	$239,533

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

	September 30, 2011	December 31, 2010
Trade and commercial customers	$88,661	$56,713
Less: Allowance for doubtful accounts	(778)	(478)

Total receivables	$87,883	$56,235

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 9—Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 61% and 63% of the Company’s inventories at September 30, 2011 and December 31, 2010, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials and supplies	$79,031	$118,031
Work-in-process and finished goods	240,994	211,001
LIFO reserve	(62,976)	(59,313)

Total inventories	$257,049	$269,719

As of September 30, 2011 and December 31, 2010, the current cost of inventories exceeded their carrying value by $62,976 and $59,313, respectively. The Company’s FIFO inventory value is used to approximate current costs.

Note 10—Goodwill and Other Intangible Assets:

The Company does not amortize goodwill; however, the carrying amount of goodwill is tested, at least annually, for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during the first nine months of 2011, uncertainties or other factors that could result in a potential impairment in future periods include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace programs the Company currently supplies, including the Joint Strike Fighter program or the Airbus family of aircraft, including the A380 and A350XWB programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test.

Goodwill.    The carrying amount of goodwill attributable to each segment at December 31, 2010 and September 30, 2011 was as follows:

	Titanium Group	Fabrication Group	Distribution Group	Total
December 31, 2010	$2,548	$29,414	$9,833	$41,795
Translation adjustment	—	(490)	—	(490)

September 30, 2011	$2,548	$28,924	$9,833	$41,305

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

There were no intangible assets attributable to either the Titanium Group or Distribution Group at December 31, 2010 and September 30, 2011. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2010 and September 30, 2011 was as follows:

	December 31, 2010	Amortization	Translation Adjustment	September 30, 2011
Fabrication Group	$14,066	$(787)	$(450)	$12,829

Note 11—Unearned Revenue:

The Company reported a liability for unearned revenue of $18,234 and $28,358 as of September 30, 2011 and December 31, 2010, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, which the Company has not recognized as revenues.

Note 12—Long-term Debt:

Long-term debt consisted of:

	September 30, 2011	December 31, 2010
$230 million aggregate principal amount 3.0% convertible notes due December 2015	$184,675	$178,062
Other	20	45

Total debt	$184,695	$178,107

During the three and nine months ended September 30, 2011, the Company recorded long-term debt discount amortization of $2,252 and $6,613, respectively, as a component of interest expense. Interest expense from the amortization of debt issuance costs was $280 and $840 for the three and nine months ended September 30, 2011, respectively. Additionally, the Company capitalized interest totaling $281 and $539 for the three and nine months ended September 30, 2011, respectively.

Note 13—Employee Benefit Plans:

Components of net periodic pension and other post-retirement benefit cost for the three and nine months ended September 30, 2011 and 2010 for covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$512	$451	$1,535	$1,353	$187	$178	$560	$534
Interest cost	1,794	1,770	5,382	5,310	590	550	1,771	1,650
Expected return on plan assets	(1,947)	(1,869)	(5,843)	(5,607)	—	—	—	—
Amortization of prior service cost	100	131	301	393	303	303	910	910
Amortization of actuarial loss	1,004	702	3,013	2,104	—	—	—	—

Net periodic benefit cost	$1,463	$1,185	$4,388	$3,553	$1,080	$1,031	$3,241	$3,094

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

During the three and nine months ended September 30, 2011, the Company made cash contributions totaling $20.8 million and $27.8 million, respectively, to its qualified defined benefit pension plans.

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

Tronox LLC Litigation

On August 16, 2011, a subsidiary of the Company and Tronox LLC (“Tronox”) settled the claims regarding a long-term supply agreement entered into amongst the parties. Under the terms of the settlement, the Company paid Tronox $9.9 million in full satisfaction of all outstanding claims under the agreement. The Company had previously accrued a liability of $11.0 million related to this litigation. The $1.1 million accrual reduction was recorded during the three months ended June 30, 2011 as a reduction to Cost of Sales.

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $737 to $2,209 in the aggregate. At September 30, 2011 and December 31, 2010, the amounts accrued for future environmental-related costs were $1,369 and $1,403, respectively. Of the total amount accrued at September 30, 2011, $100 was expected to be paid out within the next twelve months, and was included in the other accrued liabilities line of the balance sheet. The remaining $1,269 was recorded in other noncurrent liabilities.

Other Matters

The Company is also the subject of, or a party to, other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.

Note 15—Foreign Currency Translation:

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

The functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities are translated at period-end exchange rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments are reported as a component of other comprehensive income and are not included in net income.

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

Note 16—Segment Reporting:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Titanium Group	$45,028	$32,263	$116,983	$101,660
Intersegment sales	42,709	20,006	114,677	67,062

Total Titanium Group sales	87,737	52,269	231,660	168,722

Fabrication Group	40,220	34,116	110,474	100,013
Intersegment sales	13,916	12,753	42,470	40,184

Total Fabrication Group sales	54,136	46,869	152,944	140,197

Distribution Group	58,423	36,214	160,277	115,456
Intersegment sales	255	835	1,056	2,116

Total Distribution Group sales	58,678	37,049	161,333	117,572

Eliminations	56,880	33,594	158,203	109,362

Total consolidated net sales	$143,671	$102,593	$387,734	$317,129

Operating income (loss):
Titanium Group before corporate allocations	$7,366	$3,633	$30,475	$24,570
Corporate allocations	(2,428)	(2,328)	(7,616)	(6,441)

Total Titanium Group operating income	4,938	1,305	22,859	18,129

Fabrication Group before corporate allocations	1,647	187	1,841	(291)
Corporate allocations	(3,146)	(3,205)	(9,870)	(8,784)

Total Fabrication Group operating loss	(1,499)	(3,018)	(8,029)	(9,075)

Distribution Group before corporate allocations	6,139	1,268	14,273	7,455
Corporate allocations	(1,885)	(1,783)	(5,913)	(4,964)

Total Distribution Group operating income (loss)	4,254	(515)	8,360	2,491

Total consolidated operating income (loss)	$7,693	$(2,228)	$23,190	$11,545

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	September 30, 2011	December 31, 2010
Total assets:
Titanium Group	$409,264	$367,591
Fabrication Group	265,401	246,830
Distribution Group	156,448	120,935
General corporate assets	255,292	371,498

Total consolidated assets	$1,086,405	$1,106,854

Note 17—New Accounting Standards:

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and apply retrospectively. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Impairment – Testing Goodwill for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for goodwill impairment. Depending on the outcome of this analysis, the quantitative two-step process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

Note 18—Guarantor Subsidiaries:

The Notes are jointly and severally, fully and unconditionally (subject to certain customary exceptions) guaranteed by several of RTI International Metals, Inc.’s (the “Parent’s”) 100% owned subsidiaries (the “Guarantor Subsidiaries”). Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to certain customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

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

The following tables present Condensed Consolidating Financial Statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010:

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$97,118	$95,330	$(48,777)	$143,671
Costs and expenses:
Cost of sales	—	85,942	81,500	(48,777)	118,665
Selling, general, and administrative expenses	(793)	5,707	11,474	—	16,388
Research, technical, and product development expenses	—	874	51	—	925

Operating income	793	4,595	2,305	—	7,693
Other income (expense)	(39)	34	203	—	198
Interest income (expense), net	(4,074)	479	(247)	—	(3,842)
Equity in earnings of subsidiaries	4,179	—	—	(4,179)	—

Income before income taxes	859	5,108	2,261	(4,179)	4,049
Provision for (benefit from) income taxes	(1,208)	2,465	725	—	1,982

Net income	$2,067	$2,643	$1,536	$(4,179)	$2,067

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$(667)	$63,070	$68,103	$(27,913)	$102,593
Costs and expenses:
Cost of sales	—	55,955	60,376	(27,913)	88,418
Selling, general, and administrative expenses	(611)	5,656	10,726	—	15,771
Research, technical, and product development expenses	—	783	—	—	783
Asset and asset-related charges (income)	—	—	(151)	—	(151)

Operating income (loss)	(56)	676	(2,848)	—	(2,228)
Other income (expense)	38	(54)	(503)	—	(519)
Interest income (expense), net	(399)	1,296	(1,034)	—	(137)
Equity in earnings (loss) of subsidiaries	(6,766)	—	—	6,766	—

Income (loss) before income taxes	(7,183)	1,918	(4,385)	6,766	(2,884)
Provision for (benefit from) income taxes	9,592	5,211	(912)	—	13,891

Net income (loss)	$(16,775)	$(3,293)	$(3,473)	$6,766	$(16,775)

Notes to Condensed Consolidating Statement of Operations:

During the three months ended September 30, 2010, rebates on sales were provided to one of the Company’s customers. This amount was recorded at the parent company as it was outside of the ordinary course of business for contracts of this type and the contract was between the parent company and the customer.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$258,136	$262,234	$(132,636)	$387,734
Costs and expenses:
Cost of sales	—	218,953	225,817	(132,636)	312,134
Selling, general, and administrative expenses	(1,358)	17,376	35,446	—	51,464
Research, technical, and product development expenses	—	2,304	143	—	2,447
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income	1,358	19,503	2,329	—	23,190
Other expense	(72)	—	(166)	—	(238)
Interest income (expense), net	(12,413)	1,346	(745)	—	(11,812)
Equity in earnings of subsidiaries	14,610	—	—	(14,610)	—

Income before income taxes	3,483	20,849	1,418	(14,610)	11,140
Provision for (benefit from) income taxes	(3,054)	8,173	(516)	—	4,603

Net income	$6,537	$12,676	$1,934	$(14,610)	$6,537

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$13,493	$177,819	$208,261	$(82,444)	$317,129
Costs and expenses:
Cost of sales	—	160,161	180,765	(82,444)	258,482
Selling, general, and administrative expenses	10,213	3,617	33,998	—	47,828
Research, technical, and product development expenses	—	2,536	—	—	2,536
Asset and asset-related charges (income)	—	—	(3,262)	—	(3,262)

Operating income (loss)	3,280	11,505	(3,240)	—	11,545
Other income (expense)	(48)	4	(109)	—	(153)
Interest income (expense), net	(1,215)	4,068	(3,323)	—	(470)
Equity in earnings (loss) of subsidiaries	3,455	—	—	(3,455)	—

Income (loss) before income taxes	5,472	15,577	(6,672)	(3,455)	10,922
Provision for income taxes	610	4,802	648	—	6,060

Net income (loss)	$4,862	$10,775	$(7,320)	$(3,455)	$4,862

Notes to Condensed Consolidating Statement of Operations:

During the nine months ended September 30, 2010, the parent company recorded net sales related to the March 2010 settlement of Airbus’ 2009 contractual obligations. Additionally, during the nine months ended September 30, 2010, rebates on sales were provided to one of the Company’s customers. This amount was recorded at the parent company as it was outside of the ordinary course of business for contracts of this type and the contract was between the parent company and the customer.

The parent company charges a management fee to the subsidiaries based upon its budgeted annual expenses. During the nine months ended September 30, 2010, the guarantor subsidiaries received a credit in SG&A totaling $15.4 million related to the settlement of Airbus’ 2009 contractual obligations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of September 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$177,711	$12,030	$—	$189,741
Short-term investments	—	76,587	—	—	76,587
Receivables, net	417	62,273	53,109	(27,916)	87,883
Inventories, net	—	128,685	128,364	—	257,049
Deferred income taxes	18,493	1,418	63	—	19,974
Other current assets	14,765	1,166	1,164	(2,432)	14,663

Total current assets	33,675	447,840	194,730	(30,348)	645,897
Property, plant, and equipment, net	772	209,540	57,744	—	268,056
Marketable securities	—	89,479	—	—	89,479
Goodwill	—	18,097	23,208	—	41,305
Other intangible assets, net	—	—	12,829	—	12,829
Deferred income taxes	—	23,019	25,303	(24,711)	23,611
Other noncurrent assets	5,065	36	127	—	5,228
Intercompany investments	921,775	71,231	180	(993,186)	—

Total assets	$961,287	$859,242	$314,121	$(1,048,245)	$1,086,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$806	$37,398	$43,672	$(27,916)	$53,960
Accrued wages and other employee costs	5,015	9,929	6,034	—	20,978
Unearned revenue	—	184	18,050	—	18,234
Other accrued liabilities	4,727	11,573	5,963	(2,432)	19,831

Total current liabilities	10,548	59,084	73,719	(30,348)	113,003
Long-term debt	184,675	20	—	—	184,695
Intercompany debt	—	83,997	101,499	(185,496)	—
Liability for post-retirement benefits	—	41,128	—	—	41,128
Liability for pension benefits	4,380	2,097	676	—	7,153
Deferred income taxes	30,148	—	—	(24,707)	5,441
Other noncurrent liabilities	5,089	3,449	—	—	8,538

Total liabilities	234,840	189,775	175,894	(240,551)	359,958

Shareholders’ equity	726,447	669,467	138,227	(807,694)	726,447

Total liabilities and shareholders’ equity	$961,287	$859,242	$314,121	$(1,048,245)	$1,086,405

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$10,334	$13,778	$(37,619)	$—	$(13,507)

Investing activities:
Capital expenditures	—	(23,326)	(2,628)	—	(25,954)
Investments, net	—	(147,392)	—	—	(147,392)
Investments in subsidiaries	(4,025)	—	—	4,025	—

Cash used in investing activities	(4,025)	(170,718)	(2,628)	4,025	(173,346)

Financing activities:
Proceeds from exercise of employee stock options	252	—	—	—	252
Excess tax benefits from stock-based compensation activity	263	—	—	—	263
Parent company investments	—	—	4,025	(4,025)	—
Repayments on long-term debt	—	(20)	(5)	—	(25)
Intercompany debt	(6,541)	(15,958)	22,499	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(6,309)	(15,978)	26,519	(4,025)	207
Effect of exchange rate changes on cash and cash equivalents	—	—	(564)	—	(564)

Decrease in cash and cash equivalents	—	(172,918)	(14,292)	—	(187,210)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$177,711	$12,030	$—	$189,741

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$18,110	$12,821	$680	$—	$31,611

Investing activities:
Proceeds from disposal of property, plant, and equipment	—	—	1,433	—	1,433
Short-term investments, net	—	44,785	—	—	44,785
Capital expenditures	—	(19,641)	(3,218)	—	(22,859)
Investments in subsidiaries, net	(15,830)	(2,900)	—	18,730	—

Cash used in investing activities	(15,830)	22,244	(1,785)	18,730	23,359
Financing activities:
Proceeds from exercise of employee stock options	983	—	—	—	983
Excess tax benefits from stock-based compensation activity	350	—	—	—	350
Parent company investments, net	—	(114,625)	133,355	(18,730)	—
Repayments on long-term debt	—	(20)	(13)	—	(33)
Intercompany debt	(3,268)	127,344	(124,076)	—	—
Purchase of common stock held in treasury	(345)	—	—	—	(345)

Cash provided by (used in) financing activities	(2,280)	12,699	9,266	(18,730)	955
Effect of exchange rate changes on cash and cash equivalents	—	—	1,493	—	1,493

Increase in cash and cash equivalents	—	47,764	9,654	—	57,418
Cash and cash equivalents at beginning of period	—	45,525	10,691	—	56,216

Cash and cash equivalents at end of period	$—	$93,289	$20,345	$—	$113,634

Note 19—Subsequent Event:

On October 17, 2011, the Company entered into a Stock Purchase Agreement with Aeromet International PLC (“Aeromet”), pursuant to which the Company will acquire Aeromet’s Forming Division for cash consideration of $34.0 million. The Company currently expects the acquisition to close in the fourth quarter of 2011.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended September 30, 2011 and 2010, approximately 49% and 38%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. For the nine months ended September 30, 2011 and 2010, approximately 50% and 40%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

We believe that overall end-market demand for titanium continues to accelerate, notwithstanding the headwinds in the defense sector. This demand is being driven largely by the commercial aircraft build rate increases announced by both Airbus and Boeing as well as strong jet engine market activity, both of which are contributing to the increasing order activity in our titanium mill product business. In addition, we continue to win incremental value-added packages in validation of our strategy to move further up the value chain.

In the near-term, we will be impacted by increasing titanium sponge prices as the underlying raw material input costs increase. In the medium to long-term, we expect these costs to moderate as supply catches up with demand.

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$45.0	$32.3	$12.7	39.3%
Fabrication Group	40.2	34.1	6.1	17.9%
Distribution Group	58.5	36.2	22.3	61.6%

Total consolidated net sales	$143.7	$102.6	$41.1	40.1%

The combination of a 25% increase in shipments and a 14% increase in the average realized selling prices of prime mill products to our trade customers resulted in an $11.3 million increase in the Titanium Group’s net sales. Additionally, ferro-alloy sales increased by $1.4 million due to higher demand from our specialty steel customers.

The increase in the Fabrication Group’s net sales was primarily attributable to higher shipments to our commercial aerospace market, resulting in a $5.4 million improvement. Additionally, higher military market shipments increased net sales by $0.7 million.

The increase in the Distribution Group’s net sales was primarily related to higher demand for the Group’s titanium products, principally in the commercial aerospace and defense markets, resulting in a $20.2 million increase in net sales. Additionally, higher demand for our specialty metals products increased net sales by $2.1 million.

Gross Profit.    Gross profit for our reportable segments for the three months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$10.0	$5.7	$4.3	75.4%
Fabrication Group	5.0	3.5	1.5	42.9%
Distribution Group	10.0	5.0	5.0	100.0%

Total consolidated gross profit	$25.0	$14.2	$10.8	76.1%

Gross profit in the Titanium Group increased $3.4 million due to higher sales levels of prime mill products, while a higher margin sales mix benefited gross profit $0.9 million.

The increase in the Fabrication Group’s gross profit was primarily attributable to increased shipments, driven by higher customer demand in the commercial aerospace and military markets, as well as a customer payment for engineering design changes which benefited gross profit $1.7 million, partially offset by a slowdown in the energy market.

The increase in the Distribution Group’s gross profit was principally related to higher customer demand in the commercial aerospace and defense markets, which increased gross profit $5.7 million. The increase was partially offset by a lower margin sales mix in the current period, which decreased gross profit $0.7 million.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$4.2	$3.8	$0.4	10.5%
Fabrication Group	6.5	6.5	—	0.0%
Distribution Group	5.7	5.5	0.2	3.6%

Total consolidated SG&A expenses	$16.4	$15.8	$0.6	3.8%

The increase in SG&A expenses was primarily attributable to a $0.4 million increase in compensation-related expenses in the current year, due in large part to higher overall salaries and incentive compensation in the current year. Additionally, SG&A increased by $0.5 million for professional and consulting fees, partially offset by a $0.3 million reduction in insurance costs.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $0.9 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).    There were no asset and asset-related charges (income) for the three months ended September 30, 2011. Asset and asset-related charges (income) for the three months ended September 30, 2010 was $(0.2) million. Asset and asset-related charges consisted of settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely idled titanium sponge plant.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the three months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$4.9	$1.3	$3.6	276.9%
Fabrication Group	(1.5)	(3.0)	1.5	50.0%
Distribution Group	4.3	(0.5)	4.8	960.0%

Total operating income (loss)	$7.7	$(2.2)	$9.9	450.0%

The increase in the Titanium Group’s operating income was primarily attributable to higher gross profit, largely due to higher shipments of prime mill products and a higher-margin sales mix. This increase was partially offset by increased SG&A expenses.

The decrease in the Fabrication Group’s operating loss was primarily attributable to higher gross profit, due to increased shipments for the Boeing 787 Dreamliner®, improvement in the internal supply chain for the fabrication of these parts, and a customer payment for engineering design changes which benefited operating income $1.7 million, partially offset by a slowdown in the energy market.

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit due to increased sales, which were primarily driven by higher customer demand in the commercial aerospace and defense markets, partially offset by an increase in SG&A.

Other Income (Expense).    Other income (expense) for the three months ended September 30, 2011 and 2010 was $0.2 million and $(0.5) million, respectively. Other income (expense) consisted primarily of foreign exchange gains and losses from our foreign operations.

Interest Income and Interest Expense.    Interest income for the three months ended September 30, 2011 and 2010 was $0.3 million and $0.1 million, respectively. The increase was principally related to higher returns on invested cash, as well as higher overall cash and investment balances, compared to the prior year period. Interest expense was $4.2 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. The increase in interest expense was primarily attributable to the issuance of $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) in December 2010.

Provision for Income Taxes.    We recognized a provision for income taxes of $2.0 million, or 49.0% of pretax income, and $13.9 million, or (481.7)% of pretax income, for federal, state, and foreign income taxes for the three months ended September 30, 2011 and 2010, respectively. Tax expense in the current quarter reflects a more customary relationship between income and tax compared to the same period in the prior year. Tax expense in the prior year reflected the reversal of a benefit that was recorded for the six months ended June 30, 2010 based on an estimated annual effective tax rate and a charge for tax expense associated with actual results generated through the nine months ended September 30, 2010. Included in the three-month period ended September 30, 2011 were discrete items of $0.8 million, principally related to tax benefits forfeited upon the carryback of 2010 net operating losses to receive a refund of 2008 federal tax payments. Discrete items in the three month period ended September 30, 2010 were not material.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$117.0	$101.7	$15.3	15.0%
Fabrication Group	110.5	100.0	10.5	10.5%
Distribution Group	160.2	115.4	44.8	38.8%

Total consolidated gross profit	$387.7	$317.1	$70.6	22.3%

Excluding the $15.4 million in the prior year related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s net sales increased by $30.7 million. The combination of a 27% increase in shipments and a 10% increase in the average realized selling price of prime mill products to our trade customers resulted in a $27.7 million increase in the Titanium Group’s net sales. Additionally, ferro-alloy sales increased by $3.0 million due to increased demand from our specialty steel customers.

Excluding the $4.2 million of nonrecurring engineering funds related to the Boeing 787 Dreamliner® program recognized in the prior year, for which there was a corresponding amount recorded in cost of sales, the Fabrication Group’s net sales increased $14.7 million. This increase was principally due to increased demand in the commercial aerospace market, led by the Boeing 787 Dreamliner® program, which increased net sales by $23.1 million. Additionally, net sales to our military customers increased $4.1 million due to strong demand from the F-15, F-18, and V-22 programs. These increases were partially offset by a decrease in sales to our energy market customers totaling $12.3 million, principally due to the slowdown in drilling permitting in the Gulf of Mexico during the current year and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010.

The increase in the Distribution Group’s net sales was primarily related to higher demand for our titanium products, primarily in the commercial aerospace market, resulting in a $34.1 million improvement. Additionally, higher demand for our specialty metals products increased net sales by $10.7 million.

Gross Profit.    Gross profit for our reportable segments for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$36.6	$28.6	$8.0	28.0%
Fabrication Group	13.1	11.8	1.3	11.0%
Distribution Group	25.9	18.2	7.7	42.3%

Total consolidated gross profit	$75.6	$58.6	$17.0	29.0%

Excluding the $15.4 million in the prior year related to the resolution of Airbus’s 2009 contractual obligations, the Titanium Group’s gross profit increased $23.4 million. Improved operational efficiency increased gross profit by $9.3 million. Higher sales levels of prime mill products and a higher margin sales mix increased gross profit by $5.3 million and $7.2 million, respectively. Furthermore, the Titanium Group was favorably impacted $1.1 million due to the settlement of the dispute regarding the Tronox long-term supply agreement. Additionally, gross margin increased $0.5 million due to higher ferro-alloy sales to specialty steel customers.

Spending controls and improved production efficiencies and delivery performance in the Fabrication Group resulted in a $10.3 million improvement in gross profit, as Fabrication Group deliveries related to the Boeing 787

Dreamliner® Pi Box program began to ramp up. This increase was offset by a $9.0 million reduction in gross profit on sales to our energy market customers, principally due to the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in the prior year.

The increase in the Distribution Group’s gross profit was principally related to increased volume, which improved gross profit $12.4 million, primarily driven by higher customer demand in the commercial aerospace market. This increase was partially offset by a lower margin sales mix in the current period, which decreased gross profit $4.7 million.

Selling, General, and Administrative Expenses.    SG&A for our reportable segments for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$13.0	$11.2	$1.8	16.1%
Fabrication Group	21.2	20.9	0.3	1.4%
Distribution Group	17.3	15.7	1.6	10.2%

Total consolidated SG&A expenses	$51.5	$47.8	$3.7	7.7%

The increase in SG&A expenses was primarily related to a $3.7 million increase in compensation-related expenses in the current year compared to the prior year, due in large part to higher overall salaries and incentive compensation in the current year.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $2.4 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations.

Asset and Asset-Related Charges (Income).    Asset and asset-related charges (income) for the nine months ended September 30, 2011 and 2010 were $(1.5) million and $(3.3) million, respectively. Asset and asset-related charges consisted of settlements related to the Company’s accrued contractual commitments at the Company’s indefinitely idled titanium sponge plant.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2011	2010
Titanium Group	$22.9	$18.1	$4.8	26.5%
Fabrication Group	(8.0)	(9.1)	1.1	12.1%
Distribution Group	8.3	2.5	5.8	232.0%

Total operating income (loss)	$23.2	$11.5	$11.7	101.7%

The increase in the Titanium Group’s operating income was primarily attributable to higher gross profit, largely due to improved operational efficiency, a higher margin sales mix, higher volume, and the settlement of the dispute regarding the Tronox long-term supply agreement. These improvements were partially offset by increased SG&A and other expenses, primarily due to higher overall compensation-related expenses.

The decrease in the Fabrication Group’s operating loss was primarily attributable to higher demand in the commercial aerospace and military markets, led by the ramp up of deliveries for the 787 Dreamliner® program. These improvements were partially offset by a reduction in sales to our energy market customers, principally due to delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010.

The increase in the Distribution Group’s operating income was primarily attributable to higher gross profit due to increased sales, which were primarily driven by higher customer demand in the commercial aerospace market, partially offset by an increase in SG&A.

Other Income (Expense).    Other income (expense) was $(0.2) million for each of the nine months ended September 30, 2011 and 2010. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.    Interest income for the nine months ended September 30, 2011 and 2010 was $0.9 million and $0.4 million, respectively. The increase was principally related to higher returns on invested cash, as well as higher overall cash and investment balances, compared to the prior year period. Interest expense was $12.7 million and $0.8 million for the nine months ended September 30, 2011 and, 2010, respectively. The increase in interest expense was primarily attributable to the issuance of $230 million aggregate principal amount of the Notes in December 2010.

Provision for Income Taxes.    We recognized a provision for income taxes of $4.6 million, or 41.3% of pretax income, and $6.1 million, or 55.5% of pretax income, for federal, state, and foreign income taxes for the nine months ended September 30, 2011 and 2010, respectively. The percentage of pretax income in 2011 differs from the percentage in the prior year principally due to the differing mix of foreign losses benefited at lower rates and domestic income taxed at higher rates. Included in the year-to-date provisions for income tax were discrete items of tax totaling $0.9 million in 2011 and $(0.8) million in 2010. The amount in 2011 principally relates to tax benefits forfeited upon the carryback of 2010 Net Operating Losses to receive a refund of 2008 tax payments. The amount in 2010 was comprised of a $1.6 million charge associated with repeal of the Medicare Part D subsidy contained in healthcare legislation enacted in during the first quarter of 2010, with the remainder associated with the effective settlement of an income tax examination and other immaterial items.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated aggregate capital spending of approximately $160 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $3 million remaining on the Canton facility and expect it will begin operations in 2011. We have capital expenditures of approximately $55 million remaining related to the Martinsville, Virginia facility and anticipate that the rolling mill and forging cell associated with this facility will begin operations in 2012. We expect that the Martinsville facility will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate. We will continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

We expect that our cash and cash equivalents of $189.7 million, available-for-sale investments of $166.1 million, combined with our internally generated funds, and our undrawn $150 million credit facility, borrowings under which are conditional upon continuing to meet our financial covenants under our Amended and Restated Credit Agreement (the “Credit Agreement”), will provide us sufficient liquidity to meet our operating needs and capital expansion plans. The financial covenants under our Credit Agreement are as follows:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (0.3) at September 30, 2011. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 9.5 at September 30, 2011. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At September 30, 2011, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements.    As of September 30, 2011, there were no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash provided by (used in) operating activities.    Cash provided by (used in) operating activities for the nine months ended September 30, 2011 and 2010 was $(13.5) million and $31.6 million, respectively. This decrease was largely due to pension contributions of $27.8 million in the current year and increased working capital balances, primarily accounts receivable, as sales increased throughout the period.

Cash provided by (used in) investing activities.    Cash provided by (used in) investing activities for the nine months ended September 30, 2011 and 2010, was $(173.3) million and $23.4 million, respectively. The increase in cash used in investing activities was principally related to available-for-sale investment activity, which used $147.4 million in the current year as we invested some of our excess cash, and provided $44.8 million in the prior period as we sold several short-term investments. Additionally, capital expenditures were $3.1 million higher in the current year compared to the prior year.

Cash provided by financing activities.    During both periods presented, there were limited financing activities.

Duty Drawback Investigation

As previously disclosed in various Company filings, since 2007 we have been under investigation by U.S. Customs and Border Protection (“U.S. Customs”), with respect to $7.6 million of claims previously filed under a program that we maintained through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by us or our customers. We have recorded no additional charges or any change to the amount accrued for penalties during the nine months ended September 30, 2011 with respect to the investigation. While our internal investigation is complete, there is not a timetable of which we are aware for when U.S. Customs will conclude its investigation.

Backlog

The Company’s order backlog for all markets was approximately $454 million as of September 30, 2011, compared to $347 million at December 31, 2010. Of the backlog at September 30, 2011, approximately $135 million is expected to be realized over the remainder of 2011. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.7 million to $2.2 million in the aggregate. At both September 30, 2011 and December 31, 2010, the amount accrued for future environmental-related costs was $1.4 million. Of the total amount accrued at September 30, 2011, $0.1 million is expected to be paid out within the next twelve months and is included in the other accrued liabilities line of the balance sheet. The remaining $1.3 million is recorded in other noncurrent liabilities. During the nine months ended September 30, 2011, payments related to our environmental liabilities were not material.

New Accounting Standards

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-02, “Receivables – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This ASU clarifies when a restructuring of receivables constitutes a troubled debt restructuring for a creditor. This applies to both the recording of an impairment loss and related disclosures for a troubled debt restructuring. The amendments in this ASU are effective for interim and annual periods beginning on or after June 15, 2011, and apply retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and apply retrospectively. Early adoption is permitted. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Impairment – Testing Goodwill for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for goodwill impairment. Depending on the outcome of this analysis, the quantitative two-step process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 1, 2011.

Item 4.	Controls and Procedures.

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

After agreeing in principle on July 25, 2011, RTI Hamilton and Tronox entered into a settlement agreement on August 16, 2011. Under the terms of the settlement, RTI Hamilton paid Tronox $9.9 million plus approximately $0.7 million for capital expenses incurred by Tronox plus interest. The satisfaction of the settlement agreement resulted in the dismissal of both actions described above and the termination of the titanium tetrachloride supply agreement.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 1, 2011, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” of this report which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. No shares of Common Stock were surrendered to satisfy tax liabilities for the three months ended September 30, 2011. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended September 30, 2011. At September 30, 2011, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2011	RTI INTERNATIONAL METALS, INC.

	By	/s/ WILLIAM T. HULL
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Indemnification Agreement, filed herewith.
10.2	Stock Purchase Agreement by and among Aeromet International PLC, Aeromet Advanced Forming Limited, and RTI Europe Limited, dated as of October 17, 2011, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the event dated October 17, 2011.
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document