Form 10-K
period 2011-12-31
RTI INTERNATIONAL METALS INC
filed 2012-02-28
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☐        No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,138 million as of June 30, 2011. The closing price of the Corporation’s common stock (“Common Stock”) on June 30, 2011, as reported on the New York Stock Exchange was $38.37.

The number of shares of Common Stock outstanding at January 31, 2012 was 30,201,570.

Documents Incorporated by Reference:

Selected Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.    Business

The Company

The Company is a leading producer and global supplier of advanced titanium mill products and a manufacturer of fabricated advanced titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI”, and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

On November 23, 2011, the Company, through its wholly-owned subsidiary, RTI Europe Ltd., completed an acquisition of all of the outstanding common stock of Aeromet Advanced Forming Ltd., a privately held company located in Welwyn Garden City, United Kingdom. Commensurate with the purchase, Aeromet Advanced Forming, Ltd. Was renamed RTI Advanced Forming, Ltd. (“Advanced Forming”). Advanced Forming engages in hot forming, super plastic forming, diffusion bonding, and fabrication of titanium sheet and plate for the commercial aerospace and defense markets.

On February 13, 2012, the Company completed the acquisition of all the outstanding common stock of REI Delaware Holding, Inc., a privately held holding company, and its operating subsidiaries, Remmele Engineering, Inc., and REI Medical, Inc. d/b/a Remmele Medical. The operations of the Remmele companies are located in the Minneapolis, Minnesota metropolitan area. Remmele provides precision machining and collaborative engineering, as well as other key technologies and services, for the aerospace, defense, and medical device markets.

Industry Overview

Titanium’s physical characteristics include a high strength-to-weight ratio, performance in extreme temperatures, and superior corrosion and erosion resistance. Relative to other metals, it is particularly effective in extremely harsh conditions. Given these properties, the scope of potential uses for titanium would be much broader than its current uses, but for its higher cost of production as compared to other metals. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction. Traditionally, a majority of the U.S. titanium industry’s output has been used in aerospace applications. However, in recent years, significant quantities of the industry’s output have been used in non-aerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, medical products, consumer products, and non-aerospace military applications such as heavy artillery.

The U.S. titanium industry’s reported shipments were approximately 86 million pounds and 60 million pounds in 2010 and 2009, respectively, and are estimated to be approximately 105 million pounds in 2011. Notwithstanding, the current uncertainty in the defense industry related to the future of various defense programs, including the Lockheed Martin F-35 Joint Strike Fighter (“JSF”), demand for titanium is expected to increase in 2012 due to the aircraft build-rate increases expected from both Boeing and Airbus, as well as the ramp up of the more titanium intensive Boeing 787 Dreamliner® program and continued development of the Airbus A350XWB program. The cyclical nature of the aerospace and defense industries has been the principal cause of fluctuations in the demand for titanium-related products.

Changes in titanium demand from commercial aerospace typically precede increases or decreases in aircraft production. In the Company’s experience, aircraft manufacturers and their subcontractors generally order titanium mill products six to eighteen months in advance of final aircraft production. This long lead time is due to the time it takes to produce a final assembly or part that is ready for installation in an airframe or jet engine.

The following is a summary of the Company’s proportional sales to each of the three primary markets it serves and a discussion of events occurring within those markets:

	2011	2010	2009
Commercial Aerospace	58%	53%	44%
Defense	29%	30%	40%
Industrial and Consumer	13%	17%	16%

Commercial Aerospace

Historically, growth in this market was the result of increased world-wide air travel, driving not only increased aircraft production but also larger aircraft with higher titanium content than previous models. Going forward, forecasted changes in global demographics, coupled with the need for more fuel efficient aircraft due to higher energy costs and increased competition, are anticipated to drive significant growth in demand for new aircraft, as well as an expected replacement cycle of older aircraft. The leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 8,208 aircraft on order at the end of 2011, a 17% increase from the prior year. This increase was driven by strong orders for single aisle aircraft placed in 2011. This order backlog represents approximately eight years of production, at current build rates, for both Airbus and Boeing. According to Aerospace Market News, reported deliveries of large commercial aircraft by Airbus and Boeing totaled:

	2011	2010	2009
Deliveries	1,011	972	979

Further, The Airline Monitor forecasts deliveries of large commercial jets for Airbus and Boeing of approximately:

	2014	2013	2012
Forecasted deliveries	1,385	1,305	1,165

Airbus is now producing the largest commercial aircraft, the A380, and Boeing has started deliveries of the new 787 Dreamliner®. Additionally, Airbus is continuing development of the A350XWB to compete with Boeing’s 787 model. The A350XWB is currently expected to go into service in late 2014. All three of these new aircraft use substantially more titanium per aircraft than any other commercial aircraft. As production of these new aircraft increases, titanium demand is expected to grow to levels significantly above previous peak levels.

Defense

Military aircraft make extensive use of titanium and other specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F-22, F-18, F-15, and JSF, and European fighters such as the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the C-17 and A400M also use significant quantities of these metals.

The JSF is set to become the fighter for the 21st century with production currently expected to exceed 3,000 aircraft over the life of the program. In 2007, the Company was awarded a long-term contract extension from Lockheed Martin to supply up to eight million pounds annually of titanium mill product to support full-rate production of the JSF through 2020. The products the Company will supply include sheet, plate, and billet. Under the contract, the Company is currently supplying in the range of one to two million pounds annually. While the JSF program is the subject of ongoing budget discussions due to continuing defense budget pressures, the Secretary of Defense has recently affirmed his commitment to this program.

In addition to aerospace defense requirements, there are numerous titanium applications on ground vehicles and artillery, driven by its armoring (greater strength) and mobility (lighter weight) enhancements. An example of these qualities is the light-weight Howitzer artillery program, which began full-rate production in 2005. The Company is the principal titanium supplier for the Howitzer under a contract with BAE Systems through the first quarter of 2014.

Industrial & Consumer

Sales to the Industrial and Consumer markets consist primarily of sales to the medical device sector and shipments to the energy sector from the Fabrication Group, and continued shipments of ferro titanium to the specialty steel industry from the Titanium Group.

In the medical device sector, the Company collaboratively engineers innovative, precision machined solutions with its customers in the minimally invasive surgical device and implantable device markets. Demand for these products is expected to increase as populations age and cost containment becomes a bigger focus in the healthcare industry.

In the energy sector, demand for the Company’s products for oil and gas extraction, including deep-drilling exploration and production, decreased in 2011 as we completed several complex engineered components to support the containment of the oil spill in the Gulf of Mexico in 2010. Despite the uncertainty in the current regulatory environment that has dampened the near-term outlook for oil exploration, demand for these products is currently expected to resume growing in the medium-term due to the further development of energy from deepwater and difficult-to-reach locations around the globe. As the complexity of oil and gas exploration and production increases, the expected scope of potential uses for titanium-based structures and components is expected to increase.

Growth in developing nations such as China, India, and in the Middle East, has stimulated increased demand from the chemical process industry for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants. While the Company does not currently participate in these markets due to the nature of its product line, increased demand for these products has resulted in increased titanium demand overall.

Products and Segments

The Company conducts its operations in three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

Titanium Group

The Titanium Group’s products consist primarily of titanium mill products and ferro titanium alloys (for use in steel and other industries). Its titanium furnaces (as well as other processing equipment) and products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and related jet engines. The attainment of such certifications is often time consuming and expensive and can serve as a barrier to entry into the titanium mill product market. The Company’s titanium mill products are fabricated into parts and utilized in aircraft structural sections such as landing gear, fasteners, tail sections, wing support and carry-through structures, and various engine components including rotor blades, vanes and discs, rings, and engine casings.

The Titanium Group’s mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, medical, and industrial and consumer markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. In 2011, approximately 49% of the Titanium Group’s products were sold to the Company’s Fabrication and Distribution Groups, compared to 38% in 2010 and 53% in 2009, where value-added services are performed on such parts prior to their ultimate shipment to the customer. The increase in sales to the Fabrication and Distribution Groups in 2011 was primarily due to strengthening demand for the Distribution Group’s titanium products resulting in increased demand for mill products from the Titanium Group.

In connection with the Company’s long-term supply agreements for the JSF program and the Airbus family of commercial aircraft, it is constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated total capital spending of approximately $160 million. The Niles melting facility is substantially complete, while the Company has capital spending of approximately $3 million remaining on the Canton melting facility. The Company has capital expenditures of approximately $40 million remaining related to the Martinsville, Virginia facility which began forging operations in December 2011 and anticipates that the rolling mill will begin production in the 2012 to 2013 timeframe. The Company expects that the Martinsville facility will enhance the Company’s throughput and shorten its lead times on certain products, primarily titanium sheet and plate. The Company continually evaluates market conditions as it moves forward with these capital projects in an effort to match its operational capabilities with anticipated demand.

Fabrication Group

The Fabrication Group is comprised of companies with significant hard-metal expertise that form, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England; the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure. Additionally, the Group produces components used in the production of minimally invasive and implantable medical devices. The Titanium Group serves as the primary source of mill products for the Fabrication Group.

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

Integrated Strategy

The Company believes that by providing its customers with a full-range of products and technologies, from mill products to fabricated, precision machined, kitted, and assembled titanium components, it provides significant value to its customers.

When titanium products and fabrications are involved in a project, the Titanium Group and the Fabrication Group coordinate their varied capabilities to provide the best materials solution for the Company’s customers. An example of this is the Company’s light-weight Howitzer artillery program. The Titanium Group provides the titanium mill products to the Fabrication Group, which in turn provides extrusions, hot-formed parts, and machined components which are then packaged as a kit by the Distribution Group and shipped to the customer for final assembly. This contract was awarded to the Company in 2005 for deliveries which extend through the first quarter of 2014.

The amount and percentage of the Company’s consolidated net sales represented by each Group for each of the past three years is summarized in the following table:

	2011		2010		2009
(dollars in millions)	$	%	$	%	$	%
Titanium Group	$160.7	30.3%	$142.9	33.1%	$107.6	26.4%
Fabrication Group	150.5	28.4%	134.4	31.1%	106.2	26.0%
Distribution Group	218.5	41.3%	154.5	35.8%	194.2	47.6%

Total consolidated net sales	$529.7	100.0%	$431.8	100.0%	$408.0	100.0%

Operating income (loss) and the percentage of consolidated operating income (loss) contributed by each Group for each of the past three years is summarized in the following table:

	2011		2010		2009
(dollars in millions)	$	%	$	%	$	%
Titanium Group	$29.0	104.3%	$18.4	130.5%	$(68.1)	78.0%
Fabrication Group	(11.2)	(40.3)%	(7.6)	(53.9)%	(26.3)	30.1%
Distribution Group	10.0	36.0%	3.3	23.4%	7.1	(8.1)%

Total consolidated operating income (loss)	$27.8	100.0%	$14.1	100.0%	$(87.3)	100.0%

The Company’s total consolidated assets identified with each Group as of December 31 of each of the past three years is summarized in the following table:

(dollars in millions)	2011	2010	2009
Titanium Group	$356.4	$367.6	$365.7
Fabrication Group	296.6	246.9	239.8
Distribution Group	170.6	120.9	140.7
General Corporate(1)	309.3	371.5	108.5

Total consolidated assets	$1,132.9	$1,106.9	$854.7

(1)	Consists primarily of unallocated cash, short-term investments, and deferred tax assets.

The Company’s long-lived assets by geographic area as of December 31 of each of the past three years is summarized in the following table:

(dollars in millions)	2011	2010	2009
United States	$280.4	$243.8	$229.4
Canada	67.7	73.1	73.8
England	37.1	5.5	5.4
France	0.5	0.4	0.6

Total consolidated long-lived assets	$385.7	$322.8	$309.2

Exports

The Company’s exports consist primarily of titanium mill products, extrusions, and machined extrusions used in the aerospace markets. The Company’s export sales as a percentage of total net sales for each of the past three years was as follows:

	2011	2010	2009
Export sales	34%	34%	36%

Such sales were made primarily to Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Backlog

The Company’s order backlog for all markets was approximately $476 million as of December 31, 2011, as compared to $347 million at December 31, 2010. Of the backlog at December 31, 2011, approximately $409 million is likely to be realized in 2012. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Raw Materials

The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and various alloying agents. The Company sources its raw materials from a number of domestic and foreign titanium suppliers under long-term contracts and other negotiated transactions. Currently, all of the Company’s titanium sponge requirements are sourced from foreign suppliers. Requirements for titanium sponge, scrap, alloys, and other metallics vary depending upon the volume and mix of final products. The Company’s cold-hearth melting process provides it with the flexibility to consume a wider range of metallics, thereby reducing its need for purchased titanium sponge.

The Company currently has supply agreements in place for certain critical raw materials. These supply agreements are with suppliers located in, or for products produced in, Japan, Kazakhstan, and the United States, and allow the Company to purchase certain quantities of raw materials at either annually negotiated prices or, in some cases, fixed prices that may be subject to certain underlying input cost adjustments. Purchases made under these contracts are denominated in U.S. Dollars; however, in some cases, the contract provisions include potential price adjustments based on the extent that the Yen to U.S. Dollar exchange rate falls outside of a specified range. These contracts expire at various periods through 2021. The Company purchases the balance of its raw materials opportunistically on the spot market as needed. The Company believes it has adequate sources of supply for titanium sponge, titanium scrap, alloying agents, and other raw materials to meet its short and medium-term needs.

Business units in the Fabrication and Distribution Groups obtain the majority of their titanium mill product requirements from the Titanium Group. Other metallic requirements are generally sourced from the best available supplier at competitive market prices.

Competition and Other Market Factors

The titanium metals industry is a highly-competitive and cyclical global business. Titanium competes with other materials, including certain stainless steel, other nickel-based high-temperature and corrosion resistant alloys, and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry, although it would either need to acquire intermediate product from an existing source or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end-use applications, especially in the aerospace industry, require rigorous testing, approvals, and customer certification prior to purchase, which requires a manufacturer to expend a significant investment of time and capital coupled with extensive technical expertise, given the complexity of the specifications often required by customers.

The aerospace consumers of titanium products tend to be very large and highly concentrated. Boeing, Airbus, Lockheed Martin, Bombardier, and Embraer manufacture airframes. General Electric, Pratt & Whitney, Rolls Royce, and Snecma build jet engines. Direct purchases by these companies, and their family of specialty subcontractors, account for a majority of aerospace products manufactured for large commercial aerospace and defense applications.

Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe, and China. The Company participates directly in the titanium mill product business primarily through its Titanium Group. The Company’s principal competitors in the aerospace titanium mill product market are Allegheny Technologies Incorporated (“ATI”) and Titanium Metals Corp. (“TIE”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (RU: “VSMO”), based in Russia. TIE and certain Japanese producers are the Company’s principal competitors in the industrial and consumer markets. The Company competes with these companies primarily on the basis of price, quality of products, technical support, and the availability of products to meet customers’ delivery schedules.

The Fabrication and Distribution Groups compete with other companies primarily on the basis of price, quality, timely delivery, and customer service. The Company’s principal competitors in the aerospace titanium fabricated component market are GKN Aerospace PLC (LSE: “GKN”), Triumph Group Inc. (“TRI”), LMI Aerospace (“LMIA”), and Ducommun Inc. (“DCO”). The Company believes that the business units in its Fabrication and Distribution Groups are well-positioned to continue to compete and grow due to the range of goods and services offered, their demonstrated expertise, and the increasing synergy with the Titanium Group for product and technical support.

Trade and Legislative Factors

Imports of titanium mill products from countries that receive the normal trade relations (“NTR”) tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive NTR treatment is 45%. A 15% tariff exists on unwrought titanium products entering the U.S., including titanium sponge. Currently, the Company imports titanium sponge from Kazakhstan and Japan, which is subject to this 15% tariff. Competitors of the Company that do not rely on imported titanium sponge are not subject to the additional 15% tariff in the cost of their products. In the past, the Company has sought relief from this tariff through the Offices of the U.S. Trade Representative but has been unsuccessful in having the tariff removed. The Company believes the U.S. trade laws as currently applied to the domestic titanium industry create a competitive disadvantage to the Company.

U.S. Customs and Border Protection (“U.S. Customs”) administers a duty drawback program whereby duty paid on imported items can be recovered. In the event materials on which duty has been paid are used in the manufacture of products in the United States and such manufactured products are then exported, duties paid may be refunded as drawbacks provided various requirements are met. The Company participates in the U.S. Customs’ duty drawback program.

The United States Government is required by 10 U.S.C. §2533b, “Requirement to buy strategic materials critical to national security from American sources” (the “Specialty Metals Clause”), to use domestically-melted titanium for certain military applications. The law, which dates back to the Berry Amendment of 1973, is important to the Company in that it supports the domestic specialty metals industry. Although the Specialty Metals Clause was comprehensively revised in the 2007 Defense Authorization Act (the “2007 Act”), the subject was reopened in the 2007-2008 legislative session as a result of universal dissatisfaction with the implementation of the 2007 Act by the Department of Defense. Consequently, new provisions under the National Defense Authorization Act for Fiscal Year 2008 (“2008 Act”) reflect a compromise on domestic source requirements for specialty metals.

The 2008 Act provided an important clarification for the specialty metals industry, in that it affirmed that the Specialty Metals Clause does apply to commercial off-the-shelf-items such as: specialty metals mill products like titanium bar, billet, slab, and sheet; forgings and castings of specialty metals (unless incorporated into a commercial off-the-shelf item or subassembly); and fasteners (unless incorporated into commercial off-the-shelf end items or subassemblies). The 2008 Act does provide for a de minimis exception whereby defense agencies may accept an item containing up to 2% noncompliant metal, based on the total weight of all of the specialty metals in an item. This exception might apply, for example, to small specialty metal parts in a jet engine if the source of the parts cannot be ascertained. Finally, the 2008 Act revised the rules for granting compliance waivers when compliant materials are not available such that the Department of Defense must reexamine previously granted waivers (which the specialty metals industry had challenged as overly broad) and amend them, if necessary, to comply with the 2008 Act. The 2008 Act also required greater “transparency” in the use of the waiver process and required the Department of Defense to report to Congress on the first and second anniversaries of the legislation concerning the types of items that are being procured under the new commercial off-the-shelf exception.

The Company believes that the compromises contained in the 2008 Act provide a fair and workable solution bridging the biggest concerns on both sides of the debate. The Company, together with the specialty metals industry as a whole, is closely monitoring the application and enforcement of the 2008 Act to affirm that the Specialty Metals Clause continues to ensure a reliable, domestic source of supply for products that are critical to national security.

Environmental Liabilities

The Company is subject to various environmental laws and regulations as well as certain health and safety laws and regulations that are subject to frequent modifications and revisions. While historically the cost of compliance for these matters has not had a material adverse impact on the Company, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligations for environmental-related costs on a quarterly basis and make adjustments as necessary. For further information on the Company’s environmental liabilities, see Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing and Distribution

The Company markets its titanium mill and related products and services worldwide. The majority of the Company’s sales are made through its own sales force. The Company’s sales force has offices in Niles, Ohio; Minneapolis, Minnesota; Houston, Texas; Garden Grove, California; St. Louis and Washington, Missouri; Windsor, Connecticut; Tamworth and Welwyn Garden City, England; and Laval, Canada. Technical Marketing personnel are available to service these offices. Customer support for new product applications and development is provided by the Company’s Customer Technical Service personnel at each business unit, as well as at the corporate-level through the Company’s Technical Business Development and Research and Development organizations located in Pittsburgh, Pennsylvania and Niles, Ohio, respectively. Sales of the Fabrication and Distribution Groups’ products and services are made by our corporate-level sales force and personnel at each location.

Research, Technical, and Product Development

The Company conducts research, technical, and product development activities for both the Titanium Group and the Fabrication Group. Research includes not only new product development, but also new or improved technical and manufacturing processes.

The principal goals of the Company’s research programs are advancing technical expertise in the production of titanium mill and fabricated products, and developing innovative solutions to customer needs through new and improved mill and value-added products. The Company’s research, technical, and product development expenses for each of the past three years were as follows:

	2011	2010	2009
(in millions)
Research, technical and product development expenses	$3.4	$3.3	$2.0

Patents and Trademarks

The Company possesses a substantial body of technical know-how and trade secrets. The Company considers its expertise, trade secrets and patent portfolio to be important to the conduct of its business, although no individual item is currently considered to be material to either the Company’s business as a whole or to an individual reporting segment. The Company’s Titanium Group holds eight patents covering various manufacturing processes, most of which have not yet been commercialized. The Company’s Fabrication Group holds seven patents related to its energy business. With the exception of one patent expiring in 2013, all of the Company’s patents have been issued between 2000 and 2011.

Employees

At December 31, 2011, the Company and its subsidiaries had 1,729 employees, 718 of whom were classified as administrative and sales personnel. Of the total number of employees, 689 employees were in the Titanium Group, 818 in the Fabrication Group, 152 in the Distribution Group, and 70 in RTI Corporate. The acquisition of Remmele in February 2012 added 503 employees.

The United Steelworkers of America (“USW”) represents 343 of the hourly, clerical and technical employees at the Company’s plant in Niles, Ohio. The current Labor Agreement with the USW is set to expire on June 30, 2013. Hourly employees at the Company’s facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). There are 170 employees in the bargaining unit. The current labor contract with the IAMAW expires on February 19, 2015. No other Company employees are currently represented by a union.

Executive Officers of the Registrant

Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2011.

Name	Age	Title
Dawne S. Hickton	54	Vice Chair, President and Chief Executive Officer
James L. McCarley	48	Executive Vice President of Operations
Stephen R. Giangiordano	54	Executive Vice President of Technology and Innovation
William T. Hull	54	Senior Vice President and Chief Financial Officer
William F. Strome	56	Senior Vice President of Finance and Administration
Chad Whalen	37	Vice President, General Counsel and Secretary

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

Mr. McCarley was appointed Executive Vice President of Operations in May 2010. He had served as the Chief Executive Officer of General Vortex Energy, Inc., which is a private developer of engine and combustion technologies, from September 2009 to May 2010. From 1987 to 2009, Mr. McCarley served in a variety of management roles at Wyman Gordon, a division of Precision Castparts Corporation, a global manufacturer of complex metal components, most recently as Division President of Wyman Gordon – West from 2008 to 2009 and Vice President & General Manager from 2006 to 2008.

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

Mr. Whalen was appointed Vice President, General Counsel and Secretary in February 2007. Mr. Whalen practiced corporate law at the law firm of Buchanan Ingersoll & Rooney PC from 1999 until joining the Company. He is an active member of The Society of Corporate Secretaries and Government Professionals and the Business Law Section of the American Bar Association.

Available Information

Our Internet address is www.rtiintl.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). All filings are available to be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make available on our website our corporate governance documents, including the Company’s Code of Business Ethics, governance guidelines, and the charters for various board committees.

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

More than 87% of our current annual revenue is derived from the commercial aerospace and defense industries. Of this amount, Boeing, through multiple contracts with various company subsidiaries covering varying periods, accounted for approximately 10% of our consolidated net sales in 2011. Within those industries are a relatively small number of consumers of titanium products. The commercial aerospace and defense industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services.

In addition, many of our customers are dependent on the commercial airline industry which has shown to be subject to significant economic and political challenges due to threats or acts of terrorism, rising or volatile fuel costs, pandemics, or other outbreaks of infectious diseases, aggressive competition, global economic slowdown, and other factors. Further, new aerospace and defense platforms under which we have a contract to supply our products may be subject to production delays which affect the timing of the delivery of our products for such platforms. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither we nor our customers may be able to project or plan in a timely manner for the impact of these events.

Continued U.S. budget deficits could result in significant defense spending cuts and/or reductions in defense programs, including the JSF program.

Some of our customers are particularly sensitive to the level of government spending on defense-related products. Government programs are dependent upon the continued availability of appropriations, which are approved on an annual basis. Sudden reductions in defense spending could occur due to economic or political changes which could result in a downturn in demand for defense-related titanium products. Further, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations.

A significant amount of our current capital spending and our forecasted revenue is associated with the JSF program. Continued record U.S. Federal budget deficits could result in significant pressure to reduce the annual defense budget, potentially including delays or cancellations of major defense programs. Significant delays in the ramp up of the JSF program, or a reduction in the total number of aircraft produced, could have a material adverse impact on our results of operations, financial position, and cash flows.

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

Integrating acquisitions may be more difficult, costly or time-consuming than expected, which may adversely affect our results and affect adversely the value of our stock following the merger.

We have entered into acquisitions that we believe will be beneficial to RTI and its shareholders. The success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating the businesses. To realize these anticipated benefits, we must successfully integrate the businesses in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frames, or at all, the anticipated benefits and cost savings of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, and our results of operations, financial position, and cash flow may be adversely affected.

Specifically, issues that must be addressed in integrating the acquisitions into our operations in order to realize the anticipated benefits of the acquisitions include, among others:

•	integrating and optimizing the utilization of the properties and equipment of RTI and acquired businesses;

•	integrating the sales and information technology systems of RTI and the acquired businesses; and

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies.

Integration efforts will also divert management attention and resources. An inability to realize the full extent of the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our results of operations, financial position, and cash flow.

In addition, the actual integrations may result in additional and unforeseen expenses, and the anticipated benefits of the integrations may not be realized. Actual synergies, if achieved at all, may be lower than those expected and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of the acquired businesses into ours, or to realize the anticipated benefits of the acquisitions.

The carrying value of goodwill and other intangible assets may not be recoverable.

As of December 31, 2011, we had goodwill of $55.9 million and other intangible assets of $22.6 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any impairment is expensed immediately through the Consolidated Statement of Operations. Any future impairment of goodwill or other intangible assets could have a material adverse effect on our results of operations.

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

If we are unable to protect our data and process control systems against data corruption, cyber-based attacks, or network security breaches, we could experience disruption to our operations, the compromise or corruption of confidential information, and/or damage to our reputation, relationship with customers, or physical assets, all of which could negatively impact our financial results.

We have in place a number of systems, processes, and practices designed to protect against intentional or unintentional misappropriation or corruption of our systems and information or disruption of our operations due to a cyber incident. Despite such efforts, we could be subject to breaches of security systems which may result in unauthorized access, misappropriation, corruption, or disruption of the information we are trying to protect. Security breaches of our data or process control systems, including physical or electronic break-ins, computer viruses, attacks by hackers or similar breeches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. If we are unable to prevent such security or privacy breaches, our operations could be disrupted or we may suffer loss of reputation, financial loss, property damage, and other regulatory penalties because of lost or misappropriated information. Furthermore, our customers are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large customers, it could negatively affect our relationships with those customers and harm our business.

Fluctuations in our income tax obligations and effective income tax rate may result in volatility of our earnings and stock price.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. Our effective income tax rate (calculated by application of generally accepted accounting principles in the United States (“GAAP”)) in a given financial statement period may be materially impacted by changes in the jurisdictional mix and level of earnings in the various jurisdictions in which we are subject to income taxes. As a result, there could be ongoing variability period to period in our income tax rates and reported net income.

We may be affected by our ability to expand successfully our operations in a timely and cost effective manner.

In connection with several of our long-term commercial contracts, we have undertaken several major capital expansion projects which are currently estimated to continue through 2012. Our inability to successfully complete these projects in a timely and cost-effective manner, or at all, could have a material adverse effect on our business, financial condition and results of operations. Further, our undertaking of these significant initiatives places a significant demand on management, financial, and operational resources. Our success in these projects will depend upon the ability of key financial and operational management to ensure the necessary internal and external resources are in place to properly complete and operate these facilities.

The demand for our products and services may be adversely affected by demand for our customers’ products and services.

Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. The ability or inability to meet our financial and production expectations could be directly impacted by our customers’ abilities or inabilities to meet their own financial expectations. A continued downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other domestic as well as global economic, environmental, or political factors. A continued slowdown in demand by, or complete loss of business from, these customers could have a material impact on our results of operations and financial position, including, but not limited to, impairment of goodwill, which could be material.

We may be subject to competitive pressures.

The titanium metals industry is highly-competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Our Russian competitor, in particular, has significantly greater capacity than us and others in our industry. Not only do we face competition for a limited number of customers with other producers of titanium products, but we also must compete with producers of other generally less expensive materials of construction including stainless steel, nickel-based high temperature and corrosion resistant alloys, and composites.

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

We may not be able to recover the carrying value of our long-lived assets, which could require us to record asset impairment charges.

As of December 31, 2011, we had net property, plant, and equipment of $289.4 million. We operate in a highly-competitive and highly-cyclical industry. Furthermore, we have invested heavily in new machinery and facilities in order to win new long-term supply agreements related to next-generation aircraft such as the Boeing 787, the Airbus family of commercial aircraft, and the JSF program. If we were unable to realize the benefits under these agreements, for whatever reason, we could be required to record material asset and asset related impairment charges in future periods which could adversely affect our results of operations.

Many of our products are used in critical aircraft components.

Given the critical nature of many of the aerospace end uses for our products, including specifically their use in critical rotating parts of gas turbine engines, we maintain aircraft products liability insurance, including grounding liability, of $500 million. However, should a quality or warranty claim exceed this coverage, or should our coverage be denied, such liability could have a material adverse impact on our Consolidated Financial Statements.

Our business could be harmed by strikes or work stoppages.

Approximately 343 hourly, clerical, and technical employees at our Niles, Ohio facility are represented by the United Steelworkers of America. Our current labor agreement with this union expires June 30, 2013. Approximately 170 hourly employees at our RTI Tradco facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers. Our current labor agreement with this union was approved on February 15, 2011 and expires February 19, 2015.

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

We operate subsidiaries and conduct business with suppliers and customers in foreign countries which exposes us to risks associated with international business activities. We could be significantly impacted by those risks, which include the potential for volatile economic and labor conditions, political instability, expropriation, and changes in taxes, tariffs, and other regulatory costs. We are also exposed to, and can be adversely affected by, fluctuations in the exchange rate of the U.S. Dollar against other foreign currencies, particularly the Canadian Dollar, the Euro, and the British Pound. Although we are operating primarily in countries with relatively stable economic and political climates, there can be no assurance that our business will not be adversely affected by those risks inherent to international operations.

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

We are subject to, and could incur substantial costs and liabilities under environmental, health, and safety laws.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Manufacturing Facilities

The Company has approximately 1.9 million square feet of manufacturing facilities, exclusive of distribution facilities and office space. Set forth below are the Company’s principal manufacturing plants, the principal products produced at each location as well as each plant’s aggregate capacities.

Facilities

Location	Owned / Leased	Products	Annual Rated Capacity
Titanium Group
Niles, OH	Owned	Ingot (million pounds)	30.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Canton, OH	Owned	Ferro titanium and specialty alloys (million pounds)	16.0
Hermitage, PA	Owned	Metal processing (million pounds)	5.0
Martinsville, VA	Owned	Titanium forging (million pounds)	10.5

Fabrication Group
Washington, MO	Owned	Hot and superplastically formed parts (thousand press hours)	50.0
Laval, Canada	Owned	Machining/assembly of aerospace parts (thousand man hours)	400.0
Houston, TX	Leased	Extruded, hot stretch formed products (million pounds)	4.2
Houston, TX	Owned	Machining/fabricating oil/gas products (thousand man hours)	200.0
Welwyn Garden City, England	Leased	Hot and superplastically formed parts (thousand man hours)	60.0

Distribution Group
Staffordshire, England	Leased	Cut parts and components (thousand man hours)	45.0
Rosny-Sur-Seine, France	Leased	Cut parts and components (thousand man hours)	16.0
Sullivan, MO	Leased	Cut parts (thousand man hours)	23.0
Garden Grove, CA	Leased	Metal warehousing and distribution	N/A
Windsor, CT	Leased	Metal warehousing and distribution	N/A

In addition to the leased facilities noted above, the Company leases certain buildings and property at the Washington, Missouri and Canton, Ohio operations, as well as our corporate headquarters in Pittsburgh, Pennsylvania. All other facilities are owned. The plants have been constructed at various times over a long period. Many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

Item 3.    Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. There are currently no material pending or threatened claims against the Company.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Range of High and Low Stock Prices of Common Stock

	2011		2010
Quarter	High	Low	High	Low
First	$31.71	$24.91	$32.77	$20.81
Second	$39.82	$28.07	$31.40	$21.60
Third	$38.96	$21.55	$32.39	$22.91
Fourth	$29.51	$20.07	$31.98	$26.34

Principal market for Common Stock: New York Stock Exchange

Holders of record of Common Stock at January 31, 2012: 572

The Company has not paid dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth repurchases of our Common Stock during the three months ended December 31, 2011.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(3)
October 1 - 31, 2011	458	$24.35	—	$2,973
November 1 - 30, 2011	—	—	—	2,973
December 1 - 31, 2011	—	—	—	2,973

Total	458	$24.35	—

(1)	Shares were repurchased under (i) the Company’s $15 million share repurchase program approved by the Board of Directors on April 30, 1999, and (ii) a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the 2004 Stock Plan.
(2)	Includes only shares reacquired under the Company’s $15 million share repurchase program.
(3)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Item 6.    Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and notes related hereto and other financial information included elsewhere herein.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement data:
Net sales	$529,679	$431,793	$407,978	$609,900	$626,799
Operating income (loss)	27,761	14,061	(87,276)	87,392	141,161
Income (loss) before income taxes	12,135	11,820	(96,056)	87,975	142,467
Net income (loss)	6,552	3,417	(67,239)	55,695	92,631
Basic earnings (loss) per share(1)	$0.22	$0.11	$(2.67)	$2.42	$4.01
Diluted earnings (loss) per share(1)	$0.22	$0.11	$(2.67)	$2.41	$3.99

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet data:
Working capital	$581,158	$636,656	$387,761	$559,601	$405,907
Total assets	1,132,938	1,106,854	854,735	1,029,203	755,284
Long-term debt	186,981	178,107	81	238,550	16,506
Total shareholders’ equity	722,752	718,400	679,206	601,934	575,784

(1)	Adjusted for retrospective application of the provisions of the earnings per share accounting guidance which became effective for the Company on January 1, 2009. For further information, see Note 4 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this annual report, the following factors and risks should also be considered, including, without limitation:

•	global economic and political uncertainties,

•	a significant portion of our revenue is concentrated within the commercial aerospace and defense industries and the limited number of potential customers within those industries,

•	the future availability and prices of raw materials,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives, including the Joint Strike Fighter program,

•	our ability to successfully integrate newly acquired businesses,

•

long-term supply agreements and the impact if another party to a long-term supply agreement fails to fulfill its requirements under existing contracts or successfully manage its future development and production schedule,

•	the impact of the current titanium inventory overhang throughout our supply chain,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	the impact of Boeing 787 Dreamliner® production delays,

•	competition in the titanium industry,

•	our ability to attract and retain key personnel,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	legislative challenges to the Specialty Metals Clause, which requires that titanium for U.S. defense programs be produced in the U.S.,

•	labor matters,

•	the successful completion of our expansion projects,

•	risks related to international operations,

•	our ability to execute on new business awards,

•	potential costs for violations of applicable environmental, health, and safety laws,

•	our order backlog and the conversion of that backlog into revenue,

•	fluctuations in our income tax obligations and effective income tax rate,

•	demand for our products, and

•	other statements contained herein that are not historical facts.

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

On November 23, 2011, RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”) through our wholly-owned subsidiary, RTI Europe Limited, acquired Aeromet Advanced Forming, a privately held company located in Welwyn Garden City, United Kingdom, which became a wholly owned subsidiary of RTI and was renamed RTI Advanced Forming, Ltd. On February 13, 2012, we acquired REI Delaware Holding, Inc, which directly owns all of the issued and outstanding capital stock of Remmele Engineering, Inc. and indirectly owns all of the issued and outstanding capital stock of REI Medical, Inc. Due to these acquisitions, additional risks and uncertainties may arise that could affect our financial performance and actual results and could cause actual results for fiscal 2012 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risk associated with combining businesses and/or with assimilating acquired companies.

Overview

We are a leading producer and global supplier of advanced titanium mill products and a supplier of fabricated advanced titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets. We conduct business in three segments.

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, medical, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; Martinsville, Virginia; and Hermitage, Pennsylvania, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets.

The Fabrication Group is comprised of companies with significant hard-metal expertise that extrude, form, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England; the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure. Additionally, the Group produces components for the production of minimally invasive and implantable medical devices.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Sullivan, Missouri; Tamworth, England; and Rosny-Sur-Seine, France; the Distribution Group services a wide variety of commercial aerospace, defense, and industrial and consumer customers.

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the years ended December 31, 2011, 2010, and 2009 approximately 49%, 38%, and 53%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. The increase in sales to the Fabrication and Distribution Groups in 2011 was primarily due to strengthening demand from the commercial aerospace and defense industries for the Distribution Group’s titanium products, increasing its demand for mill products from the Titanium Group.

Trends and Uncertainties

We believe that overall end-market demand continues to accelerate, notwithstanding the headwinds in the defense sector. This demand is being driven largely by the commercial aircraft build rate increases announced by Airbus and Boeing, as well as strong jet engine market activity, both of which are contributing to the increasing order activity in our titanium mill product business. Additionally, we continue to win incremental value-added packages in validation of our strategy to move further up the value chain. We believe that our recent acquisitions will further this move towards becoming an integrated supplier of advanced titanium products to our customers.

In the near-tem, we will be impacted by increasing titanium sponge prices as the underlying raw material input costs increase reflecting current supply versus demand imbalances. In the medium to long-term, we expect these costs to moderate as supply catches up with demand.

Executive Summary

The years 2011 and early 2012 saw developments which should bode well for the future of RTI. With the acquisition of Aeromet’s titanium forming division, we expanded our hot-forming fabrication capabilities beyond the defense sector and into commercial aerospace. Our Martinsville forging facility became operational during 2011. Once fully certified, this facility will provide us with the additional capacity needed to grow the mill product side of our business. Additionally, we signed an agreement with MTU Aero Engines for the supply of rotor grade titanium and began construction on our new electron beam furnace during the year as we look to take further advantage of opportunities presented to us within the engine market.

And further still, we announced early in 2012, and closed on February 13, 2012, the acquisition of Remmele Engineering in order to broaden the scope of our machining services and gain entry into the fast-growing medical devices market.

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2011 and 2010 is summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2011	2010
Titanium Group	$160.7	$142.9	$17.8	12.5%
Fabrication Group	150.5	134.4	16.1	12.0%
Distribution Group	218.5	154.5	64.0	41.4%

Total consolidated net sales	$529.7	$431.8	$97.9	22.7%

Excluding the $15.4 million payment recognized in the prior year related to the resolution of Airbus’ 2009 contractual obligations, the Titanium Group’s net sales increased $33.2 million. This increase was primarily the result of an increase in prime mill product shipments to trade customers to 7.7 million pounds in 2011 from 6.6 million pounds in 2010, coupled with an increase in average realized selling prices to $17.53 per pound in 2011 compared to $16.05 per pound in 2010. The increasing build rates by both Boeing and Airbus drove the increased mill product volume. The primary driver for the increase in average realized selling prices was that the 2011 mix combined a higher percentage of flat products which generally carry higher overall prices relative to forged products. Additionally, ferro-alloy net sales increased by $3.5 million due to higher demand from our specialty steel customers.

Excluding the $4.2 million of nonrecurring engineering funds recognized in the prior year related to the Boeing 787 Dreamliner® program, the Fabrication Group’s net sales increased $20.3 million. This increase was principally due to increased demand in the commercial aerospace market, led by the Boeing 787 Dreamliner® program, which increased net sales by $24.7 million. Additionally, net sales to our military customers increased $4.7 million due to strong demand from the F-15, F-18, and various helicopter programs. The Fabrication Group also benefited from the acquisition of RTI Advanced Forming, Ltd. in the November 2011 which increased net sales by $2.1 million. These increases were partially offset by a decrease in sales to our energy market customers of $11.2 million, principally due to the slowdown in drilling permitting in the Gulf of Mexico during the current year and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010.

The increase in the Distribution Group’s net sales was primarily the result of higher sales volumes, driven by increased demand for our titanium products, primarily in the commercial aerospace market, as well as higher demand for our specialty metals products. These volume improvements resulted in a $69.7 million improvement in net sales. The increase in volumes was offset by a $5.7 million reduction in net sales due to decreases in average realized selling prices.

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2011 and 2010 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011		2010
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Group	$48.5	30.2%	$30.8	21.6%	$17.7	57.5%
Fabrication Group	17.9	11.9%	20.4	15.2%	(2.5)	(12.3)%
Distribution Group	34.3	15.7%	24.7	16.0%	9.6	38.9%

Total consolidated gross profit	$100.7	19.0%	$75.9	17.6%	$24.8	32.7%

Excluding the $15.4 million payment recognized in the prior year related to the resolution of Airbus’s 2009 contractual obligations and the $8.3 million charge in the prior year associated with the disputed Tronox supply contract, the Titanium Group’s gross profit increased $24.8 million. The increase in the Titanium Group’s gross profit was primarily due to its ability to control its production costs, as average cost per pound rose to $13.98 per pound in 2011 from $13.45 per pound in 2010, or 3.9%, while average selling price per pound rose 9.2%. Higher volume and a favorable mix helped offset raw material cost pressures during the year. Furthermore, the Titanium Group was favorably impacted $0.8 million due to increased ferro-alloy sales to our specialty steel customers. These increases were partially offset by a reduction in third-party sales of Titanium Group-sourced inventory through our Fabrication and Distribution Group facilities.

Our primary raw materials in the production of titanium are titanium sponge and titanium scrap. During recent years, the cost of titanium sponge has been relatively stable; however, due to shortages of rutile ore and other input costs, we currently expect that our overall raw material costs will increase in the range of 8.5% to 9.5% in 2012. We currently expect we will be able to pass a portion of this increase on to our customers. Titanium scrap has increased significantly in price over the last year; however, since we revert virtually all of our internally generated scrap back into our melting process and purchased scrap is not currently a significant part of our raw material strategy, this increase has not had, nor is it currently forecasted to have, a significant impact on our cost of goods sold in the future.

The decrease in gross profit for the Fabrication Group was primarily driven by a reduction in sales to our energy market customers, principally due to material delivery delays by our suppliers, the slowdown in permitting in the Gulf of Mexico, and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in the prior year, which combined to reduce gross profit by $11.2 million.

The decrease was partially offset by improved production efficiencies and delivery performance, resulting in an $8.4 million improvement as Fabrication Group deliveries related to the Boeing 787 Dreamliner® Pi Box program continued to slowly ramp up.

The increase in the Distribution Group’s gross profit was principally related to increased sales volume, which increased gross profit $13.5 million, primarily driven by higher customer demand in the commercial aerospace market. This increase was partially offset by a lower margin sales mix in the current period, which decreased gross profit $2.4 million, and higher operating expenses, which decreased gross profit $1.6 million.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2011 and 2010 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011		2010
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Group	$17.8	11.1%	$14.1	9.9%	$3.7	26.2%
Fabrication Group	28.9	19.2%	28.0	20.8%	0.9	3.2%
Distribution Group	24.3	11.1%	21.5	13.9%	2.8	13.0%

Total consolidated SG&A	$71.0	13.4%	$63.6	14.7%	$7.4	11.6%

The decrease in SG&A as a percent of sales is primarily due to the leverage gained through the increase in sales, partially offset by increases in salary, benefit, and incentive-related expenses of $5.3 million driven by increases in our cash incentive compensation program, and acquisition-related expenses of $2.1 million.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses for the Company were $3.4 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively. This spending, primarily related to our Titanium Group and Fabrication Group, reflects the Company’s continued efforts to develop advanced titanium products as well as to make productivity and quality improvements to current manufacturing processes.

Asset and Asset-related Charges (Income).    Asset and asset-related charges (income) for the years ended December 31, 2011 and 2010 were $(1.5) million and $(5.0) million, respectively. Asset and asset-related charges (income) consisted of favorable settlements related to the accrued contractual commitments associated with our cancelled titanium sponge plant, offset in part by the write-down of sponge plant-related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the years ended December 31, 2011 and 2010 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011		2010
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Group	$29.0	18.0%	$18.4	12.9%	$10.6	57.6%
Fabrication Group	(11.2)	(7.4)%	(7.6)	(5.7)%	(3.6)	(47.4)%
Distribution Group	10.0	4.6%	3.3	2.1%	6.7	203.0%

Total consolidated operating income	$27.8	5.2%	$14.1	3.3%	$13.7	97.2%

Excluding the $15.4 million payment recognized in the prior year related to the resolution of Airbus’s 2009 contractual obligations and the $8.3 million charge in the prior year associated with the disputed Tronox supply contract, the Titanium Group’s operating income increased $17.7 million. The increase was primarily due to higher gross profit, largely due to higher volumes and higher average realized selling prices, which were partially offset by increased SG&A expenses.

The increase in the Fabrication Group’s operating loss was primarily attributable to a reduction in sales to our energy market customers, principally due to material delivery delays by our suppliers, the slowdown in permitting in the Gulf of Mexico, and delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010. Operating income at the Fabrication Group was further impacted by an increase in SG&A related to higher salary, benefit, and incentive-related expenses.

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit due to increased sales, which were primarily driven by higher customer demand in the commercial aerospace market, partially offset by an increase in SG&A expenses in the current year.

Other Income (Expense).    Other income (expense) for the years ended December 31, 2011 and 2010 was not material. Other income (expense) consists primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.    Interest income for the years ended December 31, 2011 and 2010 was $1.2 million and $0.5 million, respectively. The increase was principally related to higher average cash and investment balances in the current year compared to the prior year.

Interest expense was $16.8 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. Changes in our effective interest rate between the periods were primarily attributable to the duration for which we had debt outstanding during each year as we issued $230 million aggregate principal amount of 3.0% Convertible Senior Notes due December 2015 (the “Notes”) on December 14, 2010. Interest on the Notes is being recorded using the Interest Method. As the time of issuance, we determined a similar straight-rate debt instrument had an interest rate of 8.675%. As a result, during the year ended December 31, 2010, we recorded interest expense of $0.7 million, including debt discount amortization of $0.4 million and amortization of debt issuance costs of $0.1 million associated with the Notes. Interest expense for the year ended December 31, 2011 included $8.9 million of debt discount amortization and amortization of debt issuance costs of $1.1 million associated with the Notes.

Provision for (Benefit from) Income Tax.    We recognized income tax expense of $5.6 million, or 46.0% of pretax income, in 2011 compared to income tax expense of $8.4 million, or 71.1% of pretax income, in 2010 for federal, state, and foreign income taxes. Our effective income tax rate decreased 25.1 percentage points from 2010, principally due to the effects of foreign operations, state tax effects, and certain items present in 2010 that did not reoccur in 2011.

The effects of foreign operations, which includes the impact of lower foreign statutory tax rates, certain statutory allowances, foreign exchange rate movements, and a modest amount of US foreign tax credits, accounted for 24.2 percentage points of the decrease. State tax effects, reflecting changes in the mix of domestic income, normal revisions to state apportionment factors, and favorable adjustments to prior year tax expense upon filing the 2010 state tax returns contributed to another 16.8 percentage point reduction. Tax reserve adjustments and the repeal of the Medicare subsidy in 2010 contributed a 9.2 percentage point increase. Nondeductible acquisition costs and officer’s compensation increased the year-over-year rate by another 5.6 percentage points.

Reconciliation of the 2010 effective income tax rate to the 2011 effective income tax rate:

2010 effective income tax rate		71.1%
Changes in effective income tax rate:
Effects of foreign operations	(24.2)
State taxes	(16.8)
Tax reserves/law changes	9.2
Non-deductible acquisition costs/officer compensation	5.6
Other	1.1	(25.1)

2011 effective income tax rate		46.0%

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

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2010	2009
Titanium Group	$142.9	$107.6	$35.3	32.8%
Fabrication Group	134.4	106.2	28.2	26.6%
Distribution Group	154.5	194.2	(39.7)	(20.4)%

Total consolidated net sales	$431.8	$408.0	$23.8	5.8%

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

Excluding the $4.2 million of nonrecurring engineering funds received related to the Boeing 787 Dreamliner® program that were previously paid by the customer, the Fabrication Group’s net sales increased $24.0 million compared to 2009. The nonrecurring engineering funds were received to offset certain agreed upon tooling expenses to support the Boeing 787 Dreamliner® program. A corresponding amount was recorded in cost of sales during the current year. The increase in the Fabrication Group’s net sales was principally the result of a $29.6 million increase in commercial aerospace sales, primarily driven by the Boeing 787 Dreamliner® Pi Box program ramp-up as well as other Boeing programs. Additionally, the Company completed several engineered components to support the containment of the oil spill in the Gulf of Mexico. These favorable impacts were partially offset by a decline in our military shipments as the F-22, C-17, and other programs continued to wind down.

The decrease in the Distribution Group’s net sales was principally driven by lower demand due to high levels of titanium inventory throughout the supply chain, which was a result of the slowdown in the commercial and military aircraft markets. The Group’s titanium products net sales were $44.9 million lower than 2009, while net sales for the Group’s specialty alloys products increased $5.2 million.

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2010	2009
Titanium Group	$30.8	$20.6	$10.2	49.5%
Fabrication Group	20.4	5.2	15.2	292.3%
Distribution Group	24.7	30.0	(5.3)	(17.7)%

Total consolidated gross profit	$75.9	$55.8	$20.1	36.0%

Excluding the $15.4 million payment related to the resolution of Airbus’ 2009 contractual obligations and the $4.2 million charge in 2009 associated with the U.S. Customs investigation of our previously-filed duty drawback claims, the Titanium Group’s gross profit decreased $9.4 million. Lower average realized selling prices and a lower margin sales mix reduced gross profit by $33.3 million. Additionally, the Titanium Group’s gross profit in 2010 was unfavorably impacted by an $8.3 million accrual associated with the disputed Tronox supply contract, and $0.6 million due to reduced third-party sales of Titanium Group-sourced inventory through our Fabrication and Distribution Group facilities. These decreases were partially offset` by lower raw material costs and increased overhead absorption, which increased gross profit $30.0 million, and higher sales volumes, which increased gross profit $1.1 million. Furthermore, gross profit at the Titanium Group was favorably impacted $1.7 million due to increased ferro-alloy business.

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

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2010	2009
Titanium Group	$14.1	$17.8	$(3.7)	(20.8)%
Fabrication Group	28.0	22.8	5.2	22.8%
Distribution Group	21.5	22.9	(1.4)	(6.1)%

Total consolidated SG&A	$63.6	$63.5	$0.1	0.2%

The $0.1 million increase in SG&A was primarily related to a $6.9 million increase in salary, benefit, and incentive related expenses, driven by the reinstatement of our cash incentive compensation program in 2010 offset by targeted workforce reductions performed throughout 2009, which were fully realized in 2010, and our continued focus on reducing professional and consulting expenses.

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

Asset and Asset-related Charges (Income).    Asset and asset-related charges (income) for the year ended December 31, 2010 was $(5.0) million. In 2010, asset and asset-related charges (income) consisted of favorable settlements related to the accrued contractual commitments associated with our cancelled titanium sponge plant, offset in part by the write-down of sponge plant-related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds. In 2009, asset and asset related charges (income) consisted of a $68.9 million impairment charge related to the indefinite delay of the construction of our titanium sponge plant.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the years ended December 31, 2010 and 2009 is summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2010	2009
Titanium Group	$18.4	$(68.1)	$86.5	127.0%
Fabrication Group	(7.6)	(26.3)	18.7	71.1%
Distribution Group	3.3	7.1	(3.8)	(53.5)%

Total consolidated operating income (loss)	$14.1	$(87.3)	$101.4	(116.2)%

Excluding the $15.4 million payment related to the resolution of Airbus’ 2009 contractual obligations, the 2009 $68.9 million asset-related impairment related to the indefinite delay of construction of the Company’s titanium sponge plant, and the $4.2 million charge in 2009 associated with the U.S. Customs investigation of our previously filed duty drawback claims, operating income for the Titanium Group decreased $2.0 million. The decrease was primarily attributable to lower gross profit, largely due to a lower margin sales mix and lower average realized selling prices, which were partially offset by higher volume and a reduction in SG&A expenses.

Excluding the $8.7 million goodwill impairment at the Fabrication Group’s Energy Fabrication reporting unit in 2009, the operating loss for the Fabrication Group decreased $10.0 million. The decrease was primarily driven by the completion of several engineered components to support the containment of the oil spill in the Gulf of Mexico. However, these favorable impacts were partially offset by production inefficiencies, scrap, and yield costs associated with the production ramp-up of the Boeing 787 Dreamliner® Pi Box program as well as the winding down of several military programs and higher SG&A expenses during 2010.

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

Provision for (Benefit from) Income Tax.    We recognized income tax expense of $8.4 million, or 71.1% of pretax income, in 2010 compared to an income tax benefit of $28.8 million, or 30% of our pretax loss, in 2009 for federal, state, and foreign income taxes. Our effective income tax rate increased 31.1 percentage points from 2009, principally due to the effects of foreign operations, state tax effects, and certain items present in 2010 that were not present in 2009.

The effect of foreign operations, which includes the impact of lower foreign statutory tax rates, foreign exchange rate movements and a modest amount of U.S. foreign tax credits accounted for 16.6 percentage points of the increase. Changes in the mix of domestic income and normal revisions to state apportionment factors which cause a cumulative adjustment to state deferred tax balances were the principal components of the 14.5 percentage point increase attributed to state taxes. The repeal of the Medicare subsidy, together with adjustments to unrecognized tax benefits accounted for another 7.0 percentage point increase. Nondeductible officer’s compensation and other non deductible business expenses comprised the remaining 3.0 percentage point increase.

Reconciliation of the 2009 effective income tax rate to the 2010 effective income tax rate:

2009 effective income tax rate		30.0%
Changes in effective income tax rate:
Effects of foreign operations	16.6
State taxes	14.5
Tax reserves/law changes	7.0
Non-deductible officer compensation	1.6
Other	1.4	41.1

2010 effective income tax rate		71.1%

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

During 2007, we received notice from U.S. Customs that we were under formal investigation with respect to $7.6 million of claims previously filed by the agent on our behalf. The investigation related to discrepancies in, and lack of supporting documentation for, claims filed through our authorized agent. We revoked the authorized agent’s authority and have fully cooperated with U.S. Customs to determine the validity of such claims. We are fully engaged and cooperating with U.S. Customs in an effort to complete the investigation in an expeditious manner.

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine the validity of our claims. As a result of our internal review, we recorded charges totaling $10.5 million to Cost of Sales through December 31, 2009. No additional charges were recorded during the years ended December 31, 2011 and 2010.

These above-mentioned charges represent our current best estimate of probable loss. Of this amount, $9.5 million was recorded as a contingent current liability and $1.0 million was recorded as a write-off of an outstanding receivable representing claims filed which had not yet been paid by U.S. Customs. Through December 31, 2010, we had repaid $6.7 million to U.S. Customs for invalid claims. No additional payments were made during the year ended December 31, 2011. As a result of these payments, the Company’s accrued liability totaled $2.8 million as of December 31, 2011. While the ultimate outcome of the U.S. Customs investigation is not yet known, we do not believe there is additional risk of loss associated with this investigation. In fact, we received a favorable protest ruling on certain claims and are awaiting disposition by U.S. Customs.

Additionally, we are exposed to potential penalties imposed by U.S. Customs on these claims. In December 2009, we received formal pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. While we have the opportunity to negotiate with U.S. Customs to potentially obtain relief of these penalties, due to the inherent uncertainty of the penalty process, we have accrued the full amount of the penalty as of December 31, 2009. There was no change to the amount accrued for penalties during the years ended December 31, 2010 or 2011.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2010 totaled $8.5 million. No additional claims were filed during the year ended December 31, 2011. As a result of the open investigation discussed above, we have not recognized any credits to cost of sales upon the filing of these new claims. We intend to record these credits when payment is received from U.S. Customs until a consistent history of receipts against claims filed has been established. In December 2011, we received a payment of $1.6 million from U.S. Customs in satisfaction of the first claims filed in December 2007 under our new duty drawback program.

Liquidity and Capital Resources

On November 23, 2011, we acquired Aeromet Advanced Forming, which has been renamed RTI Advanced Forming, Ltd., for cash consideration of $35.8 million. On February 13, 2012, we acquired Remmele Engineering, Inc. and REI Medical, Inc. for cash consideration of approximately $179 million and the assumption of approximately $3 million of equipment leases. These acquisitions were financed through our existing cash and other highly-liquid investments on hand.

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated capital spending of approximately $160 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $3 million remaining on the Canton facility and expect it will begin operations in the 2012 to 2013 timeframe. We have capital expenditures of approximately $40 million remaining related to the Martinsville, Virginia facility which began operations in December 2011. We expect this facility will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate. We will continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

Provided we continue to meet our financial covenants under our Amended and Restated Credit Agreement (the “Credit Agreement”), we expect that our cash and cash equivalents of $156.8 million, short-term investments of $164.3 million, marketable securities of $12.7 million and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our operating needs and capital expansion plans, and the acquisition of Remmele

The financial covenants and ratios under our Credit Agreement are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (1.13) at December 31, 2011, primarily as a function of our excess cash position. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 8.4 at December 31, 2011. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of December 31, 2011, we were in compliance with our financial covenants under the Credit Agreement.

Cash provided by operating activities.    Cash provided by operating activities for the years ended December 31, 2011 and 2010 was $14.8 million and $75.2 million, respectively. This decrease was primarily due to the increase in our working capital, principally accounts receivable, as well as our pension contributions of $27.8 million in the current year compared to $3.0 million in the prior year.

Cash provided by operating activities for the years ended December 31, 2010 and 2009 was $75.2 million and $33.0 million, respectively. This increase was primarily due to the increase in our net income levels for the year ended December 31, 2010, as well as improvements in our working capital.

Cash provided by (used in) investing activities.    Cash provided by (used in) investing activities for the years ended December 31, 2011 and 2010 was $(235.0) million and $20.1 million, respectively. The decrease was primarily attributable to the investing of excess cash into short-term investments and marketable securities and the purchase of Aeromet Advanced Forming, Ltd. for approximately $35.8 million.

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

Cash provided by (used in) financing activities.    Cash provided by (used in) financing activities for the years ended December 31, 2011 and 2010 was $0.3 million and $223.8 million, respectively. The decrease was primarily due to the issuance of the Notes in December 2010, which generated $222.8 million, net of related fees.

Cash provided by (used in) financing activities for the years ended December 31, 2010 and 2009 was $223.8 million and $(115.1) million, respectively. The increase was primarily due to the issuance of the Notes in December 2010, which generated $222.8 million, net of related fees. Financing activities utilized cash in 2009 as a result of our repayment of all outstanding amounts, totaling $243.5 million, under our Term $225 million senior term loan, our credit facility between RTI Claro and National City Bank’s Canada Branch, and our Canadian interest-free loan agreement, partially offset by the $127.4 million received from our equity offering.

Backlog.    Our order backlog for all markets was approximately $476 million as of December 31, 2011, compared to $347 million at December 31, 2010. Of the backlog at December 31, 2011, approximately $409 million is likely to be realized during 2012. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments, and other post-retirement benefit obligations as of December 31, 2011 (in millions):

	Contractual Obligations
	2012	2013	2014	2015	2016	Thereafter	Total
Convertible notes(1)	$6.9	$6.9	$6.9	$236.9	$—	$—	$257.6
Operating leases(2)	5.4	4.3	3.5	2.9	2.5	4.7	23.3

Total contractual obligations	$12.3	$11.2	$10.4	$239.8	$2.5	$4.7	$280.9

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term supply agreements(3)(7)(8)	$141.5	$109.2	$117.3	$112.4	$115.9	$208.5	$804.8
Purchase obligations(4)	85.8	2.3	0.5	—	—	—	88.6
Standby letters of credit(5)	4.6	0.7	—	—	—	—	5.3

Total commercial commitments	$231.9	$112.2	$117.8	$112.4	$115.9	$208.5	$898.7

	Other Post-Retirement Benefits
	2012	2013	2014	2015	2016	2017-2021	Total
Other post-retirement benefits(6)	$3.2	$3.5	$3.7	$3.5	$3.7	$18.9	$36.5

	Tax Obligations
	2012	2013	2014	2015	2016	Thereafter	Total
Uncertain tax positions(9)	$—	$—	$—	$—	$—	$6.2	$6.2

(1)	See Note 13 to our accompanying Consolidated Financial Statements. Includes semi-annual interest payments of $3.45 million through December 2015.
(2)	See Note 8 to our accompanying Consolidated Financial Statements.
(3)	Amounts represent commitments for which contractual terms exceed twelve months.
(4)	Amounts primarily represent purchase commitments under purchase orders.
(5)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.
(6)	We do not fund our other post-retirement employee benefits obligations but instead pay amounts when billed. The estimates presented are based on current benefit plan coverage and are not contractual commitments in as much as we retain the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2012 through 2021 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.
(7)

Our current titanium sponge long-term supply agreement, which began in 2009, runs through 2016 and provides us with supply of up to 13.5 million pounds of titanium sponge annually. For the remaining term of this agreement, we have agreed to purchase a certain minimum amount of titanium sponge annually, ranging from 6.25 million to 9 million pounds. During the latter years of the contract, quantities can be reduced by the election of various options by both parties. Future obligations were determined based on current prices as prices are negotiated annually. Purchases under the contract are denominated in U.S. Dollars.
(8)	In December 2009, we entered into two new contracts with two Japanese suppliers for the long-term supply of titanium sponge for delivery between 2012 and 2021. The contracts provide us with the supply of up to 19.2 million pounds of titanium sponge annually. The price of the titanium sponge is fixed, subject to certain underlying input cost adjustments and potential price adjustments based on the Yen to U.S. Dollar exchange rate. Future obligations were determined based on the fixed price and minimum volumes.
(9)	These amounts are included in the “Thereafter” column as it cannot be reasonably estimated when these amounts may be settled.

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

New Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The new guidance amends current fair value measurement and enhances disclosure requirements to include expansion of the information required for “Level 3” measurements. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 and are to be applied prospectively. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and apply retrospectively. Early adoption is permitted. The adoption of this guidance, as amended by ASU No 2011-12, which deferred certain portions of ASU No. 2011-05, during the fourth quarter of 2011, did not have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Impairment – Testing Goodwill for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for goodwill impairment. Depending on the outcome of this analysis, the quantitative two-step process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet — Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. We are evaluating the impact that this guidance will have on our Consolidated Financial Statements.

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

Inventories.    Inventories are valued at cost as determined by the last-in, first out (“LIFO”), first-in, first-out (“FIFO”), and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). The majority of our inventory is valued utilizing the LIFO costing methodology. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. The remaining inventories are valued at cost determined by a combination of the FIFO and weighted-average cost methods.

Goodwill and Intangible Assets.    In the case of goodwill and intangible assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value may be required. Intangible assets were originally valued at fair value with the assistance of outside experts. In the event that demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Intangible assets are amortized over a period of 20 years.

Management evaluates the recoverability of goodwill by first determining, through a qualitative analysis, whether there have been any events or changes in circumstances that would indicate a potential impairment. If the qualitative analysis indicates that it is more-likely-than-not that an impairment has occurred, management compares the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using an average of a discounted cash flow analysis based on historical and projected financial information and a market valuation approach. A discounted cash flow analysis provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples such as EBITDA and revenue multiples developed from a set of peer group companies to each reporting unit to determine its fair value.

During our annual qualitative assessment performed as of October 1, 2011, the following key factors were considered:

•

We have a strong backlog and rely heavily on long-term contracts and pricing which extends out over the next eight to ten years. We currently have long-term agreements in place with both Boeing and Airbus, both of whom currently have a production backlog of approximately eight years and are ramping up aircraft production to meet current demand.

•

For a significant portion of titanium sponge purchases, our primary raw material for mill product which supports our long-term contracts, we have long-term supply agreements starting in 2012 to 2013 and lasting through 2021 that significantly reduce price volatility.

•

Long-term outlook for titanium: We anticipate that titanium will remain a key material used within the commercial aerospace and defense markets due to the continued increased use of titanium in airframes and in jet engines, as well as in artillery weapons systems and armored vehicles. Titanium is growing in its use due to the metal’s high strength, low weight, compatibility with composites, and noncorrosive qualities. As a result of our current position as a supplier on the long-term programs noted above, we anticipate that we will be in a position going forward to leverage these relationships as new opportunities related to titanium use within the commercial aerospace and defense markets arise.

•

We have an integrated business model. As an integrated supplier, we maintain a breadth of capabilities that span the production cycle for highly-engineered titanium and specialty metal components. Unlike other suppliers of titanium and various specialty metals, we provide our customers with solutions spanning the value stream, from titanium mill products to major assembly design, kitting, and system integration. As a result of our participation throughout the supply chain value stream, especially our unique fabrication capabilities, we believe that we offer significant structural advantages as aircraft production increases and continued design enhancements, as well as cost containment initiatives, drive demand for fabricated titanium parts. This demand and operating leverage should serve to drive revenue growth and profitability during the coming period of anticipated build-rate expansion.

•

As of October 1, 2011, the date of our annual goodwill impairment test, our market capitalization was approximately 3% lower than net book value. However, our market capitalization fluctuated significantly in the last six months of 2011, with the beginning of October being the low point for that period.

•	The Titanium, U.S. Distribution, and European Distribution reporting units all exceeded prior year and forecasted results, while the Fabrication reporting unit performed below expectations.

Based on the above factors, it was determined that further testing of the recoverability of our goodwill was not required at our Titanium, Fabrication, U.S. Distribution, and European Distribution reporting units. Furthermore, while we did not believe that it was more-likely-than-not that an impairment had occurred at our Fabrication reporting unit, management elected to perform the two-step impairment test due to certain negative factors present within our qualitative assessment. The result of our two-step test indicated that fair value of the Fabrication reporting unit significantly exceeded its book value. For further details of our annual goodwill impairment test, refer to Note 2 to the accompanying Consolidated Financial Statements.

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

Income Taxes.    The likelihood of realization of deferred tax assets is reviewed by management quarterly, giving consideration to all the current facts and circumstances. Based upon their review, management records the appropriate valuation allowance to reduce the value of the deferred tax assets to the amount more likely than not to be realized. Should management determine in a future period that an additional valuation allowance is required, due to unfavorable changes in the facts and circumstances, there would be a corresponding charge to income tax expense.

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

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The rate was determined by taking into consideration a Dedicated Bond Portfolio model in order to select a discount rate that best matches the expected payment streams of the future payments. Under this model, a hypothetical bond portfolio is constructed with cash flows that are expected to settle in the same timeline as the benefit payment stream from the plans. The portfolio is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on those bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio. The discount rate used to determine our future benefit obligation was 4.90% and 5.70% at December 31, 2011 and 2010, respectively.

The discount rate is a significant factor in determining the amounts reported. A one quarter percent change in the discount rate of 4.90% used at December 31, 2011 would have the following effect on the defined benefit plans:

	–.25%	+.25%
Effect on total projected benefit obligation (PBO) (in millions)	$3.7	$(3.7)
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an expected rate of return of 7.5% in both 2011 and 2010. A one quarter percent change in the expected rate of return would have the following effect on the defined benefit plans:

	–.25%	+.25%
Effect on subsequent years periodic pension expense (in millions)	$0.6	$(0.6)

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2011 and 2010 were as follows:

Investment category (in $000’s)	2011	2010
U.S. government securities	$14,852	$13,300
Corporate bonds	34,130	23,637
Equities	68,419	53,282
Short-term investment funds	807	2,490
Real estate funds	2,584	1,888
Other investments — Timberlands	1,652	1,600

Total	$122,444	$96,197

The Company’s target asset allocation as of December 31, 2011 by asset category is as follows:

Investment Category	2011
Equity securities	55%
Debt securities and other short-term investments	43%
Cash	2%

Total	100%

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension Benefit Plans	Post-Retirement Benefit Plan (including Plan D subsidy)	Post-Retirement Benefit Plan (not including Plan D subsidy)
2012	$9.1	$3.0	$3.2
2013	9.1	3.3	3.5
2014	9.4	3.5	3.7
2015	9.4	3.2	3.5
2016	9.6	3.4	3.7
2017 to 2021	52.5	17.0	18.9

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

During the years ended December 31, 2011 and 2010, we made cash contributions totaling $27.8 million and $3.0 million, respectively, to our Company-sponsored pension plans. We expect to make cash contributions totaling approximately $12.0 million during 2012 to maintain our desired funding status.

Environmental Liabilities.    We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During 2011, 2010, and 2009, the Company paid approximately $0.1 million, $0.1 million, and $0.8 million, respectively, against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

Given the evolving nature of environmental laws, regulations, and remediation techniques, our ultimate obligation for investigative and remediation costs cannot be predicted. It is our policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, we accrue the amount we determine to be the most likely amount within that range. If no single amount is more likely than others within the range, we accrue the lowest amount within the range.

Based on available information, we believe that our share of possible environmental-related costs is in a range from $0.7 million to $2.2 million in the aggregate. At December 31, 2011 and 2010, the amount accrued for future environmental-related costs was $1.3 million and $1.4 million, respectively. Of the total amount accrued at December 31, 2011, approximately $0.1 million is expected to be paid out within one year and is included as a component of other accrued liabilities in our Consolidated Balance Sheet. The remaining $1.2 million is recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheet.

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

Interest Rate Risk

Our outstanding borrowings at December 31, 2011 are at a fixed annual interest rate of 3.0%; therefore we are not subject to material risk arising from the fluctuation of interest rates.

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

In addition to these transaction risks, we are subject to foreign currency exchange exposure for our non-U.S. Dollar denominated assets and liabilities of our foreign subsidiaries whose functional currency is the U.S. Dollar. From time to time, we may use forward exchange contracts to manage these translation risks. We had no foreign currency forward exchange contracts outstanding at December 31, 2011.

Item 8.    Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

RTI International Metals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries (“RTI” or the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting and appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s report on internal control over financial reporting, management has excluded RTI Advanced Forming, Ltd. (“Advanced Forming”) from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in a purchase business combination on November 23, 2011. We have also excluded Advanced Forming from our audit of internal control over financial reporting. Advanced Forming is a wholly-owned subsidiary whose total assets and total revenues represent 3.2% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Pittsburgh, Pennsylvania

February 28, 2012

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net sales	$529,679	$431,793	$407,978
Cost and expenses:
Cost of sales	429,007	355,908	352,167
Selling, general, and administrative expenses	71,020	63,580	63,490
Research, technical, and product development expenses	3,392	3,256	2,001
Asset and asset-related charges (income)	(1,501)	(5,012)	68,897
Goodwill impairment	—	—	8,699

Operating income (loss)	27,761	14,061	(87,276)
Other income (expense)	19	(622)	2,056
Interest income	1,151	492	1,511
Interest expense	(16,796)	(2,111)	(12,347)

Income (loss) before income taxes	12,135	11,820	(96,056)
Provision for (benefit from) income taxes	5,583	8,403	(28,817)

Net income (loss)	$6,552	$3,417	$(67,239)

Earnings (loss) per share:
Basic	$0.22	$0.11	$(2.67)

Diluted	$0.22	$0.11	$(2.67)

Weighted-average shares outstanding:
Basic	30,017,677	29,916,465	25,029,976

Diluted	30,257,185	30,145,099	25,029,976

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$6,552	$3,417	$(67,239)
Other comprehensive income (loss)
Foreign currency translation	(1,876)	5,981	10,033
Unrealized gain (loss) on investments, net of tax of $(19), $(8), and $23	(35)	(15)	42
Benefit plan amortization, net of tax of $(2,861), $(2,552), and $(329)	(4,963)	(4,740)	(611)
Unrealized gain on derivatives net of tax of $0, $0, and $278	—	—	516
Realized loss on derivatives net of tax of $0, $0, and $1,513	—	—	2,809

Other comprehensive income (loss), net of tax	(6,874)	1,226	12,789

Comprehensive income (loss)	$(322)	$4,643	$(54,450)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$156,842	$376,951
Short-term investments	164,255	20,275
Receivables, less allowance for doubtful accounts of $872 and $478	95,022	56,235
Inventories, net	275,059	269,719
Deferred income taxes	18,674	22,891
Other current assets	9,932	16,299

Total current assets	719,784	762,370
Property, plant, and equipment, net	289,434	260,576
Marketable securities	12,683	—
Goodwill	55,864	41,795
Other intangible assets, net	22,576	14,066
Deferred income taxes	27,424	21,699
Other noncurrent assets	5,173	6,348

Total assets	$1,132,938	$1,106,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,591	$47,226
Accrued wages and other employee costs	27,260	21,951
Unearned revenues	31,690	28,358
Other accrued liabilities	20,085	28,179

Total current liabilities	138,626	125,714
Long-term debt	186,981	178,107
Liability for post-retirement benefits	41,388	39,903
Liability for pension benefits	20,830	33,830
Deferred income taxes	13,606	3,147
Other noncurrent liabilities	8,755	7,753

Total liabilities	410,186	388,454

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,946,409 and 30,858,725 shares issued; 30,196,980 and 30,123,519 shares outstanding	309	309
Additional paid-in capital	479,245	474,277
Treasury stock, at cost; 749,429 and 735,206 shares	(17,657)	(17,363)
Accumulated other comprehensive loss	(39,211)	(32,337)
Retained earnings	300,066	293,514

Total shareholders’ equity	722,752	718,400

Total liabilities and shareholders’ equity	$1,132,938	$1,106,854

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$6,552	$3,417	$(67,239)
Adjustment for non-cash items:
Depreciation and amortization	22,488	22,111	21,163
Asset and asset-related charges (income)	(597)	(2,738)	68,897
Goodwill impairment	—	—	8,699
Deferred income taxes, net	8,386	16,039	(29,479)
Stock-based compensation	4,599	3,847	4,399
Excess tax benefits from stock-based compensation activity	(302)	(380)	(39)
(Gain) loss on disposal of property, plant, and equipment, net	70	(1,362)	127
Amortization of debt issuance costs	1,471	762	1,271
Amortization of discount on long-term debt	8,900	393	—
Amortization of premiums paid for short-term investments and marketable securities, net	2,012	—	—
Bad debt expense	135	193	194
Changes in assets and liabilities:
Receivables	(34,755)	4,058	20,679
Inventories	160	(2,972)	11,325
Accounts payable	6,271	2,126	8,785
Income taxes payable	67	223	(713)
Deferred revenue	2,495	10,505	(2,150)
Liability for pension benefits	(22,066)	1,618	1,059
Other current assets and liabilities, net	5,262	16,621	(18,609)
Other noncurrent assets and liabilities, net	3,687	747	4,630

Cash provided by operating activities	14,835	75,208	32,999

INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	20	4,011	22
Acquisitions	(35,812)	—	—
Purchase of investments	(309,820)	(234)	(105,000)
Maturity/sale of investments	149,411	45,000	40,000
Capital expenditures	(38,845)	(28,632)	(82,285)

Cash provided by (used in) investing activities	(235,046)	20,145	(147,263)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	367	1,095	120
Borrowings on long-term debt	—	230,000	1,181
Repayments on long-term debt	(25)	(36)	(243,455)
Excess tax benefits from stock-based compensation activity	302	380	39
Purchase of common stock held in treasury	(294)	(367)	(105)
Proceeds from equity offering, net	—	—	127,423
Financing fees	—	(7,249)	(300)

Cash provided by (used in) financing activities	350	223,823	(115,097)
Effect of exchange rate changes on cash and cash equivalents	(248)	1,559	1,128

Increase (decrease) in cash and cash equivalents	(220,109)	320,735	(228,233)
Cash and cash equivalents at beginning of period	376,951	56,216	284,449

Cash and cash equivalents at end of period	$156,842	$376,951	$56,216

Supplemental cash flow information:
Cash paid for interest	$7,148	$588	$11,693

Cash paid (refund received) for income taxes	$(10,191)	$(8,141)	$6,092

Non-cash investing and financing activities:
Issuance of common stock for restricted stock awards	$1,985	$1,712	$1,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings		Total
Balance at December 31, 2008	23,004,136	$237	$307,604	$(16,891)	$357,336	$(46,352)	$601,934
Net loss	—	—	—	—	(67,239)	—	(67,239)
Other comprehensive income	—	—	—	—	—	12,789	12,789
Shares issued for directors’ compensation	35,911	—	—	—	—	—	—
Shares issued for performance share award plans	53	—	—	—	—	—	—
Shares issued for restricted stock award plans	89,360	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,399	—	—	—	4,399
Shares issued for equity offering	6,900,000	69	127,647	—	—	—	127,716
Treasury stock purchased at cost	(6,823)	—	—	(105)	—	—	(105)
Exercise of employee options	11,070	—	120	—	—	—	120
Forfeiture of restricted stock awards	(22,709)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	(409)	—	—	—	(409)

Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$(33,563)	$679,206
Net Income	—	—	—	—	3,417	—	3,417
Other comprehensive income	—	—	—	—	—	1,226	1,226
Shares issued for directors’ compensation	16,763	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	3,847	—	—	—	3,847
Treasury stock purchased at cost	(14,053)	—	—	(367)	—	—	(367)
Exercise of employee options	62,757	1	1,096	—	—	—	1,097
Forfeiture of restricted stock awards	(7,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	54	—	—	—	54
Shares issued for employee stock purchase plan	5,084	—	131	—	—	—	131
Equity component of convertible debt, net of deferred taxes	—	—	29,788	—	—	—	29,788

Balance at December 31, 2010	30,123,519	$309	$474,277	$(17,363)	$293,514	$(32,337)	$718,400
Net Income	—	—	—	—	6,552	—	6,552
Other comprehensive loss	—	—	—	—	—	(6,874)	(6,874)
Shares issued for directors’ compensation	14,273	—	—	—	—	—	—
Shares issued for restricted stock award plans	54,665	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	4,599	—	—	—	4,599
Treasury stock purchased at cost	(10,423)	—	—	(294)	—	—	(294)
Exercise of employee options	13,653	—	178	—	—	—	178
Forfeiture of restricted stock awards	(3,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	2	—	—	—	2
Shares issued for employee stock purchase plan	6,893	—	189	—	—	—	189

Balance at December 31, 2011	30,198,780	$309	$479,245	$(17,657)	$300,066	$(39,211)	$722,752

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

The Company is a leading producer and global supplier of advanced titanium mill products and a manufacturer of fabricated advanced titanium and specialty metal components for the international aerospace, defense, energy, and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI”, and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

The Company conducts business in three segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; Hermitage, Pennsylvania; and Martinsville, Virginia, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets.

The Fabrication Group is comprised of companies with significant hard-metal expertise that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Houston, Texas; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Sullivan, Missouri; Tamworth, England; and Rosny-Sur-Seine, France, the Distribution Group is in close proximity to its wide variety of commercial aerospace, defense, and industrial and consumer customers.

Both the Fabrication Group and the Distribution Group utilize the Titanium Group as their primary source of titanium mill products.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The Consolidated Financial Statements include the accounts of RTI International Metals, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Use of estimates:

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, inventories, property, plant, and equipment, intangible assets, goodwill, pensions, post-retirement benefits, worker’s compensation, derivative fair values, environmental liabilities, and income taxes.

Fair value:

For certain of the Company’s financial instruments and account groupings, including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates the fair value of these instruments and groupings.

The Financial Accounting Standards Board (“FASB”) defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data and which requires the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, including its short-term investments and marketable securities.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Listed below are the Company’s assets, and their respective fair values, that are measured at fair value on a recurring basis. For the Company’s short-term investments and marketable securities, fair value was determined based on the closing price reported on the active market on which the individual securities are traded. There were no transfers between levels during the year ended December 31, 2011. The Company had no financial liabilities that were measured at fair value on a recurring basis.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2011:
Short-term investments:
Short-term municipal bond fund	$—	$20,542	$—	$20,542
Commercial paper	112,893	—	—	112,893
Corporate notes and bonds	30,820	—	—	30,820

Marketable securities:
Corporate notes and bonds	4,181	—	—	4,181
U.S. government agencies	8,502	—	—	8,502

Total	$156,396	$20,542	$—	$176,938

As of December 31, 2010:
Short-term investments:
Short-term municipal bond fund	$—	$20,275	$—	$20,275

Total	$—	$20,275	$—	$20,275

As of December 31, 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a non-recurring basis.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$156,842	$156,842	$376,951	$376,951
Long-term debt	$186,981	$229,540	$178,107	$239,533

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Cash, cash equivalents, short-term investments, and marketable securities consist of the following:

	December 31
	2011	2010
Cash and cash equivalents:
Cash	$18,015	$31,795
Cash equivalents:
Commercial paper	6,998	—
Money market mutual funds	131,829	345,156

Total cash and cash equivalents	156,842	376,951

Short-term investments and marketable securities:
Short-term municipal bond fund	20,542	20,275
Commercial paper	112,893	—
Corporate notes and bonds	35,001	—
U.S. government agencies	8,502	—

Total short-term investments and marketable securities	176,938	20,275

Total cash, cash equivalents, short-term investments, and marketable securities	$333,780	$397,226

The Company’s short-term investments and marketable securities at December 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2011:
Short-term municipal bond fund	$20,501	$41	$—	20,542
Commercial paper	112,925	1	33	112,893
Corporate notes and bonds	35,060	—	59	35,001
U.S. government agencies	8,502	1	1	8,502

Total	$176,988	$43	$93	$176,938

As of December 31, 2010:
Short-term municipal bond fund	$20,233	$42	$—	$20,275

Total	$20,233	$42	$—	$20,275

The Company typically purchases its available-for-sale debt securities at a premium or discount. The premium or discount is amortized over the remaining term of each security using the interest method. Amortization is recorded as either a decrease to interest income for premiums or an increase to interest income for discounts. For the year ended December 31, 2011, net amortization of premiums and discounts resulted in reductions to interest income of $2,012.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Available-for-sale investments at December 31, 2011 had contractual maturities as follows:

	Due within 1 year	Due within 2 years	Total
Short-term municipal bond fund	$20,542	$—	$20,542
Commercial paper	112,893	—	112,893
Corporate notes and bonds	30,820	4,181	35,001
U.S. government agencies	—	8,502	8,502

Total	$164,255	$12,683	$176,938

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent.

As of December 31, 2011, no investments classified as available-for-sale have been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of December 31, 2011 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

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

	December 31,
	2011	2010
Trade and commercial customers	$95,894	$56,713
Less: Allowance for doubtful accounts	(872)	(478)

Total receivables	$95,022	$56,235

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 60% and 63% of the Company’s inventories as of December 31, 2011 and 2010, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. The Company’s FIFO inventory value approximates current costs. LIFO decrements did not have a material impact on cost of sales for the year ended December 31, 2011. There were no LIFO decrements for the year ended December 31, 2010.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Inventories consisted of the following:

	December 31,
	2011	2010
Raw materials and supplies	$83,778	$118,031
Work-in-process and finished goods	255,107	211,001
LIFO reserve	(63,826)	(59,313)

Total inventories	$275,059	$269,719

Property, plant, and equipment:

The cost of property, plant, and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the year ended December 31, 2011, the Company capitalized $975 of interest expense related to its major capital expansion projects. No interest was capitalized by the Company during the year ended December 31, 2010.

Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2011	2010
Land	$11,862	$5,614
Buildings and improvements	99,384	70,911
Machinery and equipment	327,258	263,994
Computer hardware and software, furniture and fixtures, and other	60,607	59,125
Construction-in-progress	56,794	107,437

	$555,905	$507,081
Less: Accumulated depreciation	(266,471)	(246,505)

Total property, plant, and equipment, net	$289,434	$260,576

Depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $21,397, $21,127, and $20,272, respectively. Depreciation and amortization are generally recorded over the following useful lives:

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

During the years ended December 31, 2011 and 2010, the Company recorded asset and asset-related charges (income) totaling $(1.5) million and $(5.0) million, respectively. These amounts were comprised principally of the favorable settlement of several previously accrued contractual commitments.

Goodwill and intangible assets:

The Company does not amortize goodwill. On an annual basis, the Company performs an analysis of its reporting units to determine if impairment is indicated, or when events occur which would indicate a potential impairment has occurred. If impairment is indicated, the fair value of each reporting unit is compared to its carrying value to determine if impairment has occurred.

The Company performs its goodwill impairment testing at the reporting unit level. The Company’s five reporting units, which are one level below its operating segments, where appropriate, are as follows: 1) the Titanium reporting unit; 2) the Fabrication reporting unit; 3) the U.S. Distribution reporting unit; 4) the Europe Distribution reporting unit; and 5) the Energy Fabrication reporting unit. As of December 31, 2011 and 2010, the Energy Fabrication reporting unit had no goodwill. All of the Energy Fabrication report unit’s goodwill was impaired in 2009 resulting in an impairment charge of $8,699.

The carrying value of goodwill at the Company’s five reporting units as of the Company’s October 1, 2011 annual impairment test was as follows:

Goodwill
Titanium reporting unit	$2,548
Fabrication reporting unit	28,984
U.S. Distribution reporting unit	6,856
Europe Distribution reporting unit	2,917
Energy Fabrication reporting unit	—

Total Goodwill	$41,305

Goodwill is tested annually during the fourth quarter. The test begins with a qualitative assessment of whether or not events have occurred, or circumstances changed, that would indicate the carrying value of a reporting unit may exceed its fair value. These events and circumstances may include, but are not limited to: significant adverse changes in the business climate or legal factors; an adverse action or assessment by a

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

regulator; unanticipated competition; a material negative change in relationships with significant customers; strategic decisions made in response to economic or competitive conditions; loss of key personnel; or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. If, based on the Company’s qualitative analysis, it is determined that it is more-likely-than-not that an impairment has occurred at one of the Company’s reporting units, a two-step impairment test under ASC 350 is conducted for that reporting unit.

During the Company’s annual qualitative assessment, the following key factors were considered:

•

The Company has a strong backlog and relies heavily on long-term contracts and pricing which extends out over the next eight to ten years. The Company currently has long-term agreements in place with both Boeing and Airbus, both of whom currently have a production backlog of approximately eight years and are ramping up aircraft production to meet current demand.

•

For a significant portion of titanium sponge purchases, the Company’s primary raw material for mill product which supports its long-term contracts, the Company has long-term supply agreements starting in 2012 to 2013 and lasting through 2021 that significantly reduce price volatility.

•

Long-term outlook for titanium: The Company anticipates that titanium will remain a key material used within the commercial aerospace and defense markets due to the continued increased use of titanium in airframes and in jet engines, as well as in artillery weapons systems and armored vehicles. Titanium is growing in its use due to the metal’s high strength, low weight, compatibility with composites, and noncorrosive qualities. As a result of the Company’s current position as a supplier on the long-term programs noted above, the Company anticipates that it will be in a position going forward to leverage these relationships as new opportunities related to titanium use within the commercial aerospace and defense markets arise.

•

The Company has an integrated business model. As an integrated supplier, the Company maintains a breadth of capabilities that span the production cycle for highly-engineered titanium and specialty metal components. Unlike other suppliers of titanium and various specialty metals, the Company provides its customers with solutions spanning the value stream, from titanium mill products to major assembly design, kitting, and system integration. As a result of the Company’s participation throughout the supply chain value stream, especially its unique fabrication capabilities, the Company believes that it offers significant structural advantages as aircraft production increases and continued design enhancements, as well as cost containment initiatives, drive demand for fabricated titanium parts. This demand and operating leverage should serve to drive the Company’s revenue growth and profitability during the coming period of anticipated build-rate expansion.

•

As of October 1, 2011, the date of the Company’s annual goodwill impairment test, the Company’s market capitalization was approximately 3% lower than net book value. However, the Company’s market capitalization fluctuated significantly in the last six months of 2011, with the beginning of October being the low point for that period.

•	The Titanium, U.S. Distribution, and European Distribution reporting units all exceeded prior year and forecasted results, while the Fabrication reporting unit performed below expectations.

Based on the above factors, it was determined that it was more-likely-than-not that an impairment had not occurred at the Company’s Titanium, Fabrication, U.S. Distribution, and European Distribution reporting units. While it was not determined that the Fabrication reporting unit was likely impaired, due to the Fabrication reporting unit’s lower than forecasted results, coupled with the Company’s market capitalization being lower than net book value as of the testing date, it was determined that the two-step impairment test under ASC 350 should be completed for this reporting unit only.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of the Fabrication reporting unit was calculated by averaging the fair values determined using a discounted cash flow model and a market approach. A discounted cash flow model is based on historical and projected financial information and provides a fair value estimate based upon the unit’s long-term operation and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples, such as EBITDA and revenue multiples, developed from a set of peer group companies to the tested reporting unit to determine the unit’s fair value. The Company considered the use of a cost approach, but determined such an approach was not appropriate.

Utilizing a discounted cash flow model, the Company estimates its cash flow projections using business and economic data available at the time the projection is calculated. A significant number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including overall business conditions, sales volumes and prices, costs of production, and working capital changes. The Company considers historical experience and available information at the time the reporting units’ fair values are estimated. Discount rates were developed using a Weighted-Average Cost of Capital (“WACC”) methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and reporting unit specific risk factors. The discount rate used in the 2011 discounted cash flow model for the Fabrication reporting unit was 14.0%.

The discounted cash flow model used for the October 1, 2011 Fabrication reporting unit impairment test was consistent with the prior year’s annual test. Significant assumptions that changed from the prior year included overall increases in projected operating profits and related cash flow projections due to overall improvements in the commercial aerospace and titanium markets. The test indicated that the Fabrication unit’s fair value significantly exceeded its carrying value.

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

The carrying amount of goodwill attributable to each segment at December 31, 2009, 2010, and 2011 was as follows:

	Titanium Group	Fabrication Group	Distribution Group	Total Goodwill
December 31, 2009	$2,548	$28,687	$9,833	$41,068
Translation adjustment	—	727	—	727

December 31, 2010	2,548	29,414	9,833	41,795
Additions (Note 3)	—	14,303	—	14,303
Translation adjustment	—	(234)	—	(234)

December 31, 2011	$2,548	$43,483	$9,833	$55,864

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Intangible assets.    Intangible assets consist of customer relationships and developed technologies as a result of the Company’s acquisitions. These finite-lived intangible assets are being amortized over a period of 20 years. The Company believes that this approach is appropriate because it provides a fair value estimate based on the expected long-term cash flows associated with the revenues generated from these customer relationships and developed technologies. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Amortization expense related to intangible assets subject to amortization was $1,091, $984, and $891 for the years ended December 31, 2011, 2010, and 2009. Estimated annual amortization expense is expected to be approximately $1,424 in each of the next five successive years.

There were no intangible assets attributable to our Titanium Group and Distribution Group at December 31, 2009, 2010, and 2011. The carrying amount of intangible assets attributable to our Fabrication Group at December 31, 2009, 2010, and 2011 was as follows:

Intangible Assets
December 31, 2009	$14,299
Amortization	(984)
Translation adjustment	751

December 31, 2010	14,066
Intangible assets acquired (Note 3)	9,803
Amortization	(1,091)
Translation adjustment	(202)

December 31, 2011	$22,576

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

The Company uses the completed contract accounting method for long-term contracts which results in the deferral of costs. This amount is included in “Inventories” on the Consolidated Balance Sheets. This amount was $8,880 in 2011 and $1,814 in 2010. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Sales under the completed contract accounting method totaled $22,757, $35,534, and $36,098 in 2011, 2010, and 2009, respectively.

Shipping and handling fees and costs:

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third-party shippers, are reported as a component of cost of sales.

Research and development:

Research and development costs are expensed as incurred. These costs totaled $3,392, $3,256, and $2,001 for the years ended December 31, 2011, 2010, and 2009, respectively.

Pensions:

The Company has a number of pension plans which cover substantially all employees. Most employees in the Titanium Group are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with applicable regulations, provide not only for benefits attributed to date, but also for those expected to be earned in the future. The Company’s policy is to fund pension costs at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, for U.S. plans plus additional amounts as may be approved from time to time.

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

On a quarterly basis, the Company evaluates the available evidence supporting the realization of deferred tax assets and makes adjustments for a valuation allowance, as necessary.

Tax benefits related to uncertain tax provisions taken or expected to be taken on a tax return are recorded when such benefits meet a more-likely-than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that either the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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

Cash flows resulting from the windfall tax benefits from tax deductions in excess of the compensation cost recognized (“excess tax benefits”) are classified as financing cash inflows. For the years ended December 31, 2011, 2010, and 2009, operating cash flows were decreased and financing cash flows were increased by $302, $380, and $39, respectively.

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $4,599, $3,847, and $4,399 for the years ended December 31, 2011, 2010, and 2009, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $2,060, $2,735, and $1,320 for the years ended December 31, 2011, 2010, and 2009, respectively. There was no compensation cost capitalized in inventory or fixed assets for the years ended December 31, 2011, 2010, and 2009.

New Accounting Standards:

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and apply retrospectively. Early adoption is permitted. The Company adopted the provisions of this ASU, as amended by ASU No. 2011-12, which deferred certain portions of ASU No. 2011-05, during the fourth quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The Company is evaluating the impact of this guidance.

Note 3—ACQUISITION:

On November 23, 2011, the Company purchased all of the outstanding common stock of Aeromet Advanced Forming, Ltd. for cash consideration of $35.8 million. Commensurate with the purchase, Aeromet Advanced Forming, Ltd. was renamed RTI Advanced Forming, Ltd. (“Advanced Forming”). Advanced Forming is located in Welwyn Garden City, Hertfordshire, England, and engages in hot forming, super plastic forming, diffusion bonding, and fabrication of titanium sheet and plate for the commercial aerospace and defense markets. Advanced Forming’s results for the period from November 23, 2011 to December 31, 2011 are included in the Fabrication Group segment. For this period, net sales totaled $2.1 million and operating income totaled $(0.1) million after the amortization of fair value adjustments, primarily related to the step up of inventories and plant and equipment, as well as amounts assigned to customer relationships and developed technologies. Pro forma financial information has not been included because the acquisition did not meet certain significance thresholds.

The purchase price allocation, which has not been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$5,186
Inventories	6,671
Plant and equipment	6,262
Intangible assets:
Customer relationships	5,913
Developed technologies	3,890
Goodwill	14,303
Liabilities assumed:
Current liabilities	2,613
Deferred tax liabilities	3,614
Other liabilities	186

Net assets acquired	$35,812

Goodwill is primarily attributable to expected synergies from providing titanium mill products from the Titanium Group and Advanced Forming’s assembled workforce and is not deductible for tax purposes. Customer relationships and developed technologies are being amortized over a period of 20 years.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

In December 2010, the Company issued $230 million in senior convertible notes (the “Notes”). The Notes can be settled in cash, stock, or any combination of cash and stock, at the discretion of the Company, i.e., a convertible note with an optional net-share settlement provision. Under the FASB’s authoritative guidance, EPS for convertible notes with an optional net share settlement provision is calculated under the “If Converted” method. Under the If Converted method, EPS is calculated as the more dilutive of EPS including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the Notes. For the year ended December 31, 2011 and 2010, diluted EPS was calculated by including interest expense related to the Notes and excluding the shares underlying the Notes.

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010, and 2009, were as follows:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$6,552	$3,417	$(67,239)

Denominator:
Basic weighted-average shares outstanding	30,017,677	29,916,465	25,029,976
Effect of dilutive shares	239,508	228,634	—

Diluted weighted-average shares outstanding	30,257,185	30,145,099	25,029,976

Earnings (loss) per share:
Basic	$0.22	$0.11	$(2.67)
Diluted	$0.22	$0.11	$(2.67)

For the years ended December 31, 2011, 2010, and 2009, options to purchase 251,404; 270,124; and 495,766 shares of Common Stock, at an average price of $47.95, $46.64 and $31.30, respectively, have been excluded from the calculations of diluted earnings (loss) per share because their effects were antidilutive.

Note 5—INCOME TAXES:

The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense (benefit):

	December 31, 2011			December 31, 2010			December 31, 2009
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(4,417)	$14,542	10,125	$(10,554)	$21,502	$10,948	$(2,270)	$(21,388)	$(23,658)
State	537	(1,091)	(554)	1,089	1,693	2,782	967	(944)	23
Foreign	1,077	(5,065)	(3,988)	1,829	(7,156)	(5,327)	1,965	(7,147)	(5,182)

Total	$(2,803)	$8,386	$5,583	$(7,636)	$16,039	$8,403	$662	$(29,479)	$(28,817)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2011	2010	2009
United States	$23,779	$34,623	$(74,039)
Foreign	(11,644)	(22,803)	(22,017)

Income (loss) before income taxes	$12,135	$11,820	$(96,056)

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2011	2010	2009
Statutory rate of 35% applied to income (loss) before income taxes	$4,247	$4,137	$(33,620)
Adjustments of tax reserves and prior years’ income taxes	1,643	(1,083)	2,619
Acquisition costs	649	—	—
Officers compensation	226	191	—
Effects of foreign operations	(1,115)	1,771	1,539
State income taxes, net of federal tax effects	(261)	1,729	(66)
Repeal of Medicare Part D subsidy	—	1,592	—
Other	194	66	711

Total provision	$5,583	$8,403	$(28,817)

Effective tax rate	46.0%	71.1%	30.0%

The effective tax rates in each year vary from the U.S. federal statutory rate of 35% principally due to the effects of foreign operations, adjustments to unrecognized tax benefits, state taxes and, in 2011, certain nondeductible business costs. The 2010 rate was influenced by the settlement of an income tax examination and repeal of the Medicare Part D subsidy that was previously exempt from tax. The effects of foreign operations include the impact of lower foreign statutory tax rates, certain statutory allowances, foreign exchange rate movements, and modest amounts of US foreign tax credits. These factors and the mix of domestic and foreign income or loss significantly influence each year’s overall effective tax rate.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2011	2010
Deferred tax assets:
Canadian tax loss carryforwards (expiring 2014 through 2031)	$34,409	$27,292
Postretirement benefit costs	16,398	15,898
U.S. Federal tax loss carryforwards (expiring 2031)	10,066	—
Employment costs	10,005	8,306
State tax loss carryforwards (expiring 2023 through 2031)	7,166	5,113
Inventories	5,753	11,931
Start-up costs	5,527	8,108
Pension costs	2,260	8,049
Duty drawback claims	1,622	1,757
Foreign tax credit carryforwards (expiring 2020)	1,012	—
Asset and asset-related impairment	—	410
Other	3,899	3,637

Total deferred tax assets	98,117	90,501
Valuation allowance	(4,313)	(4,332)

Deferred tax assets, net of valuation allowance	93,804	86,169
Deferred tax liabilities:
Property, plant and equipment	(37,394)	(19,648)
Convertible debt	(17,973)	(21,424)
Intangible assets	(5,482)	(3,019)
Other	(1,242)	(648)

Total deferred tax liabilities	(62,091)	(44,739)

Net deferred tax assets	$31,713	$41,430

The valuation allowances at December 31, 2011 and 2010 are entirely attributable to the state deferred tax assets pertaining to the asset and asset-related impairments and related state tax loss carryforwards that are not anticipated to generate a tax benefit.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s Canadian subsidiary has generated losses over the past several years. Although recent losses generally indicate a risk that tax carryforwards may be impaired, management believes firm sales contracts, including a $1 billion supply contract with a major aerospace manufacturer that will be substantially sourced from its Canadian subsidiary, will generate sufficient taxable income to permit utilization of the loss carryforwards. Following several years of production delays by the aerospace manufacturer, we have a firm production schedule and the ramp up to full production has begun. The magnitude of these firm contracts, certain favorable contract terms that mitigate the risk of raw material price fluctuations and outside processing costs, and the length of time over which the losses are available to offset future income has led management to conclude that it is more likely than not that sufficient taxable income will exist in future periods to realize the subsidiary’s net deferred tax asset of $27.5 million. Management regularly reviews assumptions underlying this assessment and will make adjustments in future periods to the extent necessary.A reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31 is as follows:

	Unrecognized Tax Benefits
	2011	2010	2009
Gross balance at January 1	$4,817	$5,577	$3,250
Prior period tax positions
Increases	—	1,292	1,952
Decreases	(14)	(2,546)	(174)
Current period tax positions	1,376	949	1,110
Lapse of Statute	(22)	—	(561)
Settlements with tax authorities	—	(455)	—

Gross balance at December 31	$6,157	$4,817	$5,577

Amount that would affect the effective tax rate if recognized	$5,835	$4,575	$5,278

The Company’s unrecognized tax benefits principally relate to the sale of products and provision of services by the U.S. companies to their foreign affiliates with annual adjustments reflected above increasing or decreasing the annual effective tax rate. Such previously unrecognized tax benefits may be adjusted within the next twelve months as additional data becomes available to permit an update of the Company’s most recently completed transfer pricing study. It is not possible to estimate a range of change that may occur in the next twelve months as a result of these events.

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statement of Operations for fiscal years 2011, 2010, and 2009, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2011, 2010, and 2009 were not material.

The Company’s U.S. Federal income tax returns for tax years 2006, 2008, and 2010 remain open to examination. Years 2006 and 2008 remain open to the extent that net operating losses have been carried back to those years. During the current year, the IRS has initiated an examination of tax year 2009. The Company’s Canadian subsidiary is currently under examination by the Canadian tax authorities for tax years 2006 through 2008.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—OTHER INCOME (EXPENSE):

Other income (expense) for the years ended December 31, 2011, 2010, and 2009 was $19, $(622), and $2,056 respectively. Other income (expense) consists primarily of foreign exchange gains and losses from the Company’s international operations and fair value adjustments related to the Company’s foreign currency forward contracts.

Note 7—EMPLOYEE BENEFIT PLANS:

The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participant’s years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other Company employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2011, 2010, and 2009, expenses related to 401(k) plans were approximately $1,519, $1,284, and $1,324, respectively.

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

	Pension Benefit Plans		Post-Retirement Benefit Plan
	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$130,275	$119,298	$42,955	$37,006
Service cost	2,047	1,806	746	711
Interest cost	7,177	7,078	2,361	2,200
Actuarial loss	12,982	10,017	141	4,752
Benefits paid	(8,794)	(7,924)	(2,833)	(2,695)
Plan participants’ contributions	—	—	825	814
Medicare retiree drug subsidy received	—	—	196	167

Projected benefit obligation at end of year	$143,687	$130,275	$44,391	$42,955

Change in plan assets:
Fair value of plan assets at beginning of year	$96,197	$91,056	$—	$—
Actual return on plan assets	7,289	10,055	—	—
Employer contributions	27,752	3,010	1,812	1,714
Medicare retiree drug subsidy received	—	—	196	167
Plan participants’ contributions	—	—	825	814
Benefits paid	(8,794)	(7,924)	(2,833)	(2,695)

Fair value of plan assets at end of year	$122,444	$96,197	$—	$—

Funded status	$(21,243)	$(34,078)	$(44,391)	$(42,955)

Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liabilities	$(413)	$(248)	$(3,003)	$(3,052)
Noncurrent liabilities	(20,830)	(33,830)	(41,388)	(39,903)

Net amount recognized	$(21,243)	$(34,078)	$(44,391)	$(42,955)

Accumulated benefit obligation	$138,223	$125,211	N/A	N/A

Amounts recognized in accumulated other comprehensive income consisted of:

	December 31,		December 31,
	2011	2010	2011	2010
Net actuarial loss (gain)	$70,987	$61,520	$6,086	$6,116
Prior service cost	1,460	1,861	3,118	4,330

Total, before tax effect	$72,447	$63,381	$9,204	$10,446

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Pension Benefit Plans		Post-Retirement Benefit Plan
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	4.90%	5.70%	4.90%	5.70%
Rate of increase to compensation levels	3.80%	3.80%	N/A	N/A
Measurement date	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Healthcare cost trend rate assumed for next year	N/A	N/A	7.17%	7.10%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that rate reaches ultimate trend rate	N/A	N/A	2026	2026
Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	5.70%	6.15%	5.70%	6.15%
Expected long-term return on plan assets	7.50%	7.50%	N/A	N/A
Rate of increase to compensation levels	3.80%	3.80%	N/A	N/A

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

A one quarter percent change in the expected rate of return on plan assets would have the following effect on the defined benefit plan:

	–.25%		+.25%
Effect on subsequent years periodic pension expense (in millions)	+$	0.6	–$	0.6

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

A one-quarter percentage point change in the discount rate of 4.90% used at December 31, 2011 would have the following effect on the defined benefit plans:

	–0.25%		+0.25%
Effect on total projected benefit obligation (PBO) (in millions)	+$	3.7	–$	3.7
Effect on subsequent years periodic pension expense (in millions)	+$	0.3	–$	0.3

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The components of net periodic pension and post-retirement benefit cost were as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2011	2010	2009	2011	2010	2009
Service cost	$2,047	$1,806	$1,591	$746	$711	$511
Interest cost	7,177	7,078	7,046	2,361	2,200	2,138
Expected return on plan assets	(7,791)	(7,478)	(7,717)	—	—	—
Prior service cost amortization	401	523	836	1,214	1,214	1,214
Amortization of actuarial loss	4,017	2,809	1,921	171	—	—

Net periodic benefit cost	$5,851	$4,738	$3,677	$4,492	$4,125	$3,863

The Company estimates that pension expense for the year ended December 31, 2012 will include expense of $5,815, resulting from the amortization of its related accumulated actuarial loss and prior service cost included in accumulated other comprehensive income at December 31, 2011.

The Company estimates that other post-retirement benefit expense for the year ended December 31, 2012 will include expense of $1,372, resulting from the amortization of its related accumulated actuarial loss and prior service cost included in accumulated other comprehensive income at December 31, 2011.

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2011 and 2010 were as follows:

Investment category (in $000’s)	2011	2010
U.S. government securities	$14,852	$13,300
Corporate bonds	34,130	23,637
Equities	68,419	53,282
Short-term investment funds	807	2,490
Real estate funds	2,584	1,888
Other investments — Timberlands	1,652	1,600

Total	$122,444	$96,197

The Company’s target asset allocation as of December 31, 2011 by asset category is as follows:

Investment Category	2011
Equity securities	55%
Debt and other short-term investments	43%
Cash	2%

Total	100%

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

The Company uses appropriate valuation techniques based on the available inputs to measure the fair value of plan investments. When available, the Company measures the fair value using Level 1 inputs as they generally provide the most reliable evidence of fair value. When Level 1 and Level 2 inputs are not available, the Company uses Level 3 inputs to fair value its plan assets. A summary of the plan investments, their fair value and their level within the fair value hierarchy is presented below.

As of December 31, 2011:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$—	$14,852	$—	$14,852
Corporate bonds	—	34,130	—	34,130
Equities	—	64,985	3,434	68,419
Short-term investment funds	807	—	—	807
Real estate funds	—	—	2,584	2,584
Other investments — Timberlands	—	—	1,652	1,652

Total assets	$807	$113,967	$7,670	$122,444

As of December 31, 2010:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$—	$13,300	$—	$13,300
Corporate bonds	—	23,637	—	23,637
Equities	—	50,384	2,898	53,282
Short-term investment funds	2,490	—	—	2,490
Real estate funds	—	—	1,888	1,888
Other investments — Timberlands	—	—	1,600	1,600

Total assets	$2,490	$87,321	$6,386	$96,197

Level 1 Fair Value Measurements:

Short-term Investment Funds — Short-term Investment Funds are carried at the reported net asset values.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Level 2 Fair Value Measurements:

Corporate Bonds and U.S. Government Securities — The plans hold certain U.S. government securities and corporate bonds in a limited partnership with the assets of other plan sponsors. The fair values of these securities held in the partnership are based upon quoted market prices.

Equities — The plans hold common stocks in a limited partnership with the assets of other plan sponsors. The fair values of these securities held in the partnership are based upon quoted market prices.

Level 3 Fair Value Measurements:

Equities (Private Equity Funds) and Real Estate Funds — The fair value of private equity funds and real estate funds are determined by the fair value of the underlying investments in the funds plus working capital adjusted for liabilities, currency translation and estimated performance incentives. Various methods of determining the fair value of the underlying assets in each fund are used which may include, but are not limited to, expected cash flows, multiples of earnings, discounted cash flow models, direct capitalization analyses, third-party appraisals and other market-based information. Valuations are reviewed utilizing available market data to determine whether or not any fair value adjustments are necessary.

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

The following table provides further details of the Level 3 fair value measurements using significant unobservable input:

	Private Equity Funds	Real Estate Funds	Timberlands	Total
December 31, 2009	$1,889	$1,176	$1,539	$4,604
Realized gains/losses	43	23	—	66
Unrealized gain/losses relating to investments still held at December 31, 2010	493	3	61	557
Purchases	684	848	—	1,532
Sales	(211)	(162)		(373)

December 31, 2010	2,898	1,888	1,600	6,386
Realized gains/losses	83	144	—	227
Unrealized gain/losses relating to investments still held at December 31, 2011	338	54	52	444
Purchases	679	911	—	1,590
Sales	(564)	(413)		(977)

December 31, 2011	$3,434	$2,584	$1,652	$7,670

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit Plans	Post-Retirement Benefit Plan (including Plan D subsidy)	Post-Retirement Benefit Plan (not including Plan D subsidy)
2012	$9,120	$3,003	$3,209
2013	9,082	3,319	3,547
2014	9,383	3,482	3,734
2015	9,372	3,231	3,504
2016	9,593	3,409	3,707
2017 to 2021	52,548	16,975	18,860

The Company contributed $27.8 million and $3.0 million to its qualified defined benefit pension plans in 2011 and 2010, respectively. In light of the current market conditions, the Company is currently assessing its future funding requirements. The Company expects to make cash contributions of approximately $12.0 million during 2012 to maintain its desired funding status.

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

Employee Stock Purchase Plan.    At the Company’s 2009 Annual Meeting of Shareholders, its shareholders approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employee participants to purchase shares of the Company’s Common Stock through payroll deductions. Employees purchase shares in each quarterly purchase period at a 5% discount to the fair market value of the Company’s Common Stock on the valuation date. Under current accounting guidance, the ESPP qualifies as a non-compensatory plan.

As of December 31, 2011, the Company had reserved 2.0 million shares of our Common Stock for future issuance under the ESPP.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—LEASES:

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office and manufacturing facilities, office equipment, and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $4,811, $5,602, and $4,584 in the years ended December 31, 2011, 2010, and 2009, respectively. Amounts recognized as capital lease obligations are reported as a component of long-term debt in the Consolidated Balance Sheets, and were not material.

The Company’s future minimum commitments under operating leases for years after 2011 are as follows:

Operating Leases
2012	$5,442
2013	4,332
2014	3,513
2015	2,919
2016	2,481
Thereafter	4,671

Total lease payments	$23,358

Note 9—UNEARNED REVENUE:

The Company reported a liability for unearned revenue of $31,690 and $28,358 as of December 31, 2011 and 2010, respectively. These amounts primarily represent payments received in advance from commercial aerospace, defense, and energy market customers on long-term orders, for which the Company has not recognized revenues.

Note 10—TRANSACTIONS WITH RELATED PARTIES:

The Company did not enter into any significant related-party transactions during the years ended December 31, 2011, 2010, and 2009.

Note 11—SEGMENT REPORTING:

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

	Years Ended December 31,
	2011	2010	2009
Net sales:
Titanium Group	$160,745	$142,920	$107,622
Intersegment sales	151,976	87,257	121,664

Total Titanium Group sales	312,721	230,177	229,286

Fabrication Group	150,500	134,418	106,231
Intersegment sales	61,604	52,589	57,378

Total Fabrication Group sales	212,104	187,007	163,609

Distribution Group	218,434	154,455	194,125
Intersegment sales	1,200	4,148	2,230

Total Distribution Group sales	219,634	158,603	196,355

Eliminations	(214,780)	(143,994)	(181,272)

Total consolidated net sales	$529,679	$431,793	$407,978

Operating income (loss):
Titanium Group before corporate allocations	$40,034	$27,217	$(57,849)
Corporate allocations	(11,058)	(8,813)	(10,236)

Total Titanium Group operating income (loss)	28,976	18,404	(68,085)

Fabrication Group before corporate allocations	3,113	4,453	(16,796)
Corporate allocations	(14,338)	(12,055)	(9,533)

Total Fabrication Group operating loss	(11,225)	(7,602)	(26,329)

Distribution Group before corporate allocations	18,598	10,039	14,716
Corporate allocations	(8,588)	(6,780)	(7,578)

Total Distribution Group operating income	10,010	3,259	7,138

Total consolidated operating income (loss)	$27,761	$14,061	$(87,276)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2011	2010	2009
Revenue by market information:
Titanium Group
Commercial aerospace	$78,769	$76,064	$46,309
Defense	45,598	36,430	43,109
Industrial and consumer	36,378	30,426	18,204

Total Titanium Group net sales	160,745	142,920	107,622
Fabrication Group
Commercial aerospace	$99,335	$73,446	$40,212
Defense	25,931	24,648	29,209
Industrial and consumer	25,234	36,324	36,810

Total Fabrication Group net sales	150,500	134,418	106,231
Distribution Group
Commercial aerospace	$128,620	$78,376	$93,250
Defense	80,112	67,493	92,080
Industrial and consumer	9,702	8,586	8,795

Total Distribution Group net sales	218,434	154,455	194,125

Total consolidated net sales	$529,679	$431,793	$407,978

Geographic location of trade sales:
United States	$347,396	$284,233	$261,300
France	52,669	40,683	49,475
England	42,015	44,124	34,100
Germany	38,976	24,516	27,246
Canada	10,589	9,399	14,074
Austria	7,993	2,518	2,954
Spain	7,702	5,236	6,510
Japan	4,582	7,821	1,657
Malaysia	3,787	3,252	17
Italy	3,660	5,828	4,335
Other countries	10,310	4,183	6,310

Total trade sales	$529,679	$431,793	$407,978

Capital expenditures:
Titanium Group	$34,454	$23,561	$72,583
Fabrication Group	2,837	4,233	9,243
Distribution Group	1,554	838	459

Total capital expenditures	$38,845	$28,632	$82,285

Depreciation and amortization:
Titanium Group	$13,545	$13,004	$12,694
Fabrication Group	8,162	8,324	7,636
Distribution Group	781	783	833

Total depreciation and amortization	$22,488	$22,111	$21,163

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2011	2010	2009
Property, plant, and equipment:
United States	$476,278	$435,009	$409,121
England	14,473	5,302	4,791
France	1,022	832	1,470
Canada	64,132	65,938	62,323
Less: Accumulated depreciation	(266,471)	(246,505)	(225,404)

Property, plant, and equipment, net	$289,434	$260,576	$252,301

Total assets:
Titanium Group	$356,391	$367,591	$365,725
Fabrication Group	296,598	246,830	239,847
Distribution Group	170,584	120,935	140,666
General corporate assets	309,365	371,498	108,497

Total consolidated assets	$1,132,938	$1,106,854	$854,735

In the years ended December 31, 2011, 2010, and 2009, export sales were $182,283, $147,560, and $146,678, respectively, principally to customers in Western Europe.

Substantially all of the Company’s sales and operating revenues are generated from its North American and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. For the years ended December 31, 2011 and 2010, Boeing, through multiple contracts with various Company subsidiaries covering varying periods, accounted for approximately 10.0% and 10.2%, respectively, of the Company’s consolidated sales. No single customer accounted for as much as 10% of consolidated net sales in 2009. For each of the years presented, Boeing, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s consolidated net sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products.

Note 12—COMMITMENTS AND CONTINGENCIES:

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2011, 2010, and 2009

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

the Company paid approximately $60, $145, and $792, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

Given the evolving nature of environmental laws, regulations, and remediation techniques, the Company’s ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company’s policy to recognize environmental costs in the financial statements when an obligation becomes probable and a reasonable estimate of exposure can be determined. When a single estimate cannot be reasonably made, but a range can be reasonably estimated, the Company accrues the amount it determines to be the most likely amount within that range.

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $721 to $2,193 in the aggregate. At December 31, 2011 and 2010, the amounts accrued for future environmental-related costs were $1,349 and $1,403 respectively. Of the total amount accrued at December 31, 2011, $85 is expected to be paid out within one year and is included as a component of other accrued liabilities on the Company’s Consolidated Balance Sheet. The remaining $1,264 is recorded as a component of other noncurrent liabilities in the Company’s Consolidated Balance Sheet. During the year ended December 31, 2011, activity related to the Company’s accrued environmental-related costs was not material. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows or the financial position of the Company.

Note 13—LONG-TERM DEBT:

Long-term debt consisted of:

	December 31,
	2011	2010
$230 million aggregate principal amount 3.0% convertible notes due December 2015	$186,961	$178,062
Other	20	45

Total debt	$186,981	$178,107

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

The Company determined similar straight-rate debt had an interest rate of 8.675% at the time the Notes were issued. As a result, the fair value of the liability component of the Notes was calculated to be $177.7 million and was recorded as long-term debt. The conversion component of the Notes has a fair value of $52.3 million and was recorded, net of deferred taxes, as additional paid-in capital. The debt component of the Notes will accrete to the Notes’ par value of $230.0 million over the Notes’ five-year term. Debt accretion is recorded in the Company’s Consolidated Statement of Operations as a component of interest expense. The Company is accreting the long-term debt balance to par value using the interest method.

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

On September 18, 2009, the Company repaid its $225 million term loan, the $13.1 million outstanding under its Canadian credit facility, and the $4.5 million outstanding on its Canadian interest-free loan agreement using the proceeds from its offering of 6.9 million shares of the Company’s common stock, which raised $127.4 million, as well as cash on hand. As part of the repayment of the $225 million term loan, the Company recorded a $4.9 million fee associated with the termination of its interest rate swap agreements and a $0.8 million charge associated with the write-off of deferred financing fees. Both charges were recorded as a component of interest expense.

The Company maintains a $150 million revolving credit facility under its Amended and Restated Credit Agreement (the “Credit Agreement”) which matures on September 27, 2012. Borrowings under the Credit Agreement bear interest at the option of the Company at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or a prime rate plus an applicable margin. In addition, the Company pays a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

based upon the Company’s consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement. At both December 31, 2011 and 2010, the Company had no borrowings outstanding under the Credit Agreement.

During the year ended December 31, 2011, the Company recorded long-term debt discount amortization of $8,900, as a component of interest expense. Interest expense from the amortization of debt issuance costs associated with the Notes was $1,120 for the year ended December 31, 2011.

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

The fair value of stock options granted over the past three years under the 2004 Plan and the predecessor plans was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

	2011	2010	2009
Risk-free interest rate	1.92%	2.26%	1.85%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	4.0	4.0	4.0
Expected volatility	67.00%	66.00%	58.00%

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the status of the Company’s stock options as of December 31, 2011 and the activity during the year then ended is presented below:

Stock Options	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	497,686	$31.66
Granted	86,048	28.47
Forfeited	(4,935)	26.11
Expired	(6,549)	49.49
Exercised	(13,653)	13.05

Outstanding at December 31, 2011	558,597	$31.66	6.16	$1,758

Exercisable at December 31, 2011	359,296	$35.64	4.97	$1,330

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009 was $14.70, $12.88, and $6.37 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009 was $172, $867, and $109, respectively. As of December 31, 2011, total unrecognized compensation cost related to nonvested stock option awards granted was $660. That cost is expected to be recognized over a weighted-average period of approximately nine months.

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010, and 2009 was $28.79, $25.73, and $14.57 per share, respectively.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2011 and the activity during the year then ended, is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2010	154,289	$28.00
Granted	68,938	28.79
Vested	(56,357)	31.23
Forfeited	(3,800)	24.15

Nonvested at December 31, 2011	163,070	$27.31

As of December 31, 2011, total unrecognized compensation cost related to nonvested restricted stock awards granted was $1,456. That cost is expected to be recognized over a weighted-average period of 14 months. The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010, and 2009 was $1,637, $1,911, and $3,324, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010, and 2009 was $178, $1,096, and $120, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2011, 2010, and 2009 was $294, $367, and $105, respectively. The actual tax benefit (expense) realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $2, $54, and $(409) for the years ended December 31, 2011, 2010, and 2009, respectively. The Company has elected to adopt the short-cut transition method for determining the windfall tax benefits related to share-based payment awards.

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

A summary of the Company’s performance share activity during the year ended December 31, 2011 is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2010	113,430	226,860
Granted	52,341	104,682
Forfeited	(5,000)	(10,000)

Outstanding at December 31, 2011	160,771	321,542

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying market conditions and the resulting fair value of the award. The four primary inputs for the Monte Carlo model are the risk-free rate, expected dividend yield, volatility of returns, and correlation of returns. The weighted-average grant-date fair value of performance shares awarded during the year ended December 31, 2011 was $43.68.

Note 15—GUARANTOR SUBSIDIARIES:

The Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several of RTI International Metals, Inc.’s (the “Parent’s”) 100% owned subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary would be automatically released from its guarantee of the Notes if either (i) it ceases to be a guarantor of the Parent’s Amended and Restated Credit Agreement or (ii) it ceases to be a subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

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

The following tables present Condensed Consolidating Financial Statements as of December 31, 2011 and 2010 and for the three years ended December 31, 2011:

Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$347,963	$357,546	$(175,830)	$529,679
Costs and expenses:
Cost of sales	—	296,066	308,771	(175,830)	429,007
Selling, general, and administrative expenses(1)	981	22,586	47,453	—	71,020
Research, technical, and product development expenses	—	3,232	160	—	3,392
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income (loss)	(981)	26,079	2,663	—	27,761
Other income (expense), net	(92)	(38)	149	—	19
Interest income (expense), net	(16,299)	1,797	(1,143)	—	(15,645)
Equity in earnings of subsidiaries	18,926	—	—	(18,926)	—

Income before income taxes	1,554	27,838	1,669	(18,926)	12,135
Provision for (benefit from) income taxes	(4,998)	10,257	324	—	5,583

Net income	$6,552	$17,581	$1,345	$(18,926)	$6,552

(1)	The parent company allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales(1)	$12,372	$253,754	$279,730	$(114,063)	$431,793
Costs and expenses:
Cost of sales	—	221,351	248,620	(114,063)	355,908
Selling, general, and administrative expenses(2)	9,300	9,966	44,314	—	63,580
Research, technical, and product development expenses	—	3,256	—	—	3,256
Asset and asset-related charges (income)	—	—	(5,012)	—	(5,012)

Operating income (loss)	3,072	19,181	(8,192)	—	14,061
Other expense, net	(52)	(91)	(479)	—	(622)
Interest income (expense), net	(2,650)	4,615	(3,584)	—	(1,619)
Equity in earnings (loss) of subsidiaries	5,701	—	—	(5,701)	—

Income (loss) before income taxes	6,071	23,705	(12,255)	(5,701)	11,820
Provision for (benefit from) income taxes	2,654	7,444	(1,695)	—	8,403

Net income (loss)	$3,417	$16,261	$(10,560)	$(5,701)	$3,417

(1)	During the year ended December 31, 2010, the parent company recorded net sales related to the March 2010 settlement of Airbus’ 2009 contractual obligations.

(2)	The parent company allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2009

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$250,618	$293,841	$(136,481)	$407,978
Costs and expenses:
Cost of sales	—	224,918	263,730	(136,481)	352,167
Selling, general, and administrative expenses(1)	(8,457)	23,311	48,636	—	63,490
Research, technical, and product development expenses	—	2,001	—	—	2,001
Asset and asset-related charges	—	—	68,897	—	68,897
Goodwill impairment	—	—	8,699	—	8,699

Operating income (loss)	8,457	388	(96,121)	—	(87,276)
Other income, net	1,734	139	183	—	2,056
Interest income (expense), net	(15,781)	11,051	(6,106)	—	(10,836)
Equity in earnings (loss) of subsidiaries, net	(58,484)	—	—	58,484	—

Income (loss) before income taxes	(64,074)	11,578	(102,044)	58,484	(96,056)
Provision for (benefit from) income taxes	3,165	1,611	(33,593)	—	(28,817)

Net income (loss)	$(67,239)	$9,967	$(68,451)	$58,484	$(67,239)

(1)	The parent company allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in SG&A for the parent company indicates that actual expenses were lower than budgeted expenses. A credit in parent company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$144,271	$12,571	$—	$156,842
Short-term investments	—	164,255	—	—	164,255
Receivables, net	351	55,499	59,707	(20,535)	95,022
Inventories, net	—	136,695	138,364	—	275,059
Deferred income taxes	17,177	1,399	98	—	18,674
Other current assets	9,351	883	2,034	(2,336)	9,932

Total current assets	26,879	503,002	212,774	(22,871)	719,784
Property, plant, and equipment, net	709	224,129	64,596	—	289,434
Investments	—	12,683	—	—	12,683
Goodwill	—	18,097	37,767	—	55,864
Other intangible assets, net	—	—	22,576	—	22,576
Deferred income taxes	—	26,567	27,485	(26,628)	27,424
Other noncurrent assets	4,697	36	440	—	5,173
Intercompany investments	938,825	71,231	180	(1,010,236)	—

Total assets	$971,110	$855,745	$365,818	$(1,059,735)	$1,132,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950	$38,456	$40,720	$(20,535)	$59,591
Accrued wages and other employee costs	7,485	11,978	7,797	—	27,260
Unearned revenue	—	—	31,690	—	31,690
Other accrued liabilities	4,294	12,101	6,026	(2,336)	20,085

Total current liabilities	12,729	62,535	86,233	(22,871)	138,626
Long-term debt	186,961	20	—	—	186,981
Intercompany debt	—	105,116	100,740	(205,856)	—
Liability for post-retirement benefits	—	41,388	—	—	41,388
Liability for pension benefits	6,777	13,376	677	—	20,830
Deferred income taxes	36,638	(40)	3,614	(26,606)	13,606
Other noncurrent liabilities	5,253	3,316	186	—	8,755

Total liabilities	248,358	225,711	191,450	(255,333)	410,186

Shareholders’ equity	722,752	630,034	174,368	(804,402)	722,752

Total liabilities and shareholders’ equity	$971,110	$855,745	$365,818	$(1,059,735)	$1,132,938

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$350,629	$26,322	$—	$376,951
Short-term investments	—	20,275	—	—	20,275
Receivables	382	39,313	35,519	(18,979)	56,235
Inventories, net	—	151,544	118,175	—	269,719
Deferred income taxes	21,430	1,419	42	—	22,891
Other current assets	16,489	811	1,069	(2,070)	16,299

Total current assets	38,301	563,991	181,127	(21,049)	762,370
Property, plant, and equipment, net	1,050	198,007	61,519	—	260,576
Goodwill	—	18,097	23,698	—	41,795
Other intangible assets, net	—	—	14,066	—	14,066
Deferred income taxes	—	24,371	21,765	(24,437)	21,699
Other noncurrent assets	6,168	36	144	—	6,348
Intercompany investments	898,943	71,231	180	(970,354)	—

Total assets	$944,462	$875,733	$302,499	$(1,015,840)	$1,106,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$36,441	$29,749	$(18,979)	$47,226
Accrued wages and other employee costs	5,603	7,656	8,692	—	21,951
Unearned revenue	—	—	28,358	—	28,358
Other accrued liabilities	2,612	11,037	16,600	(2,070)	28,179

Total current liabilities	8,230	55,134	83,399	(21,049)	125,714
Long-term debt	178,062	40	5	—	178,107
Intercompany debt	—	99,955	79,024	(178,979)	—
Liability for post-retirement benefits	—	39,903	—	—	39,903
Liability for pension benefits	7,128	26,025	677	—	33,830
Deferred income taxes	27,569	15	—	(24,437)	3,147
Other noncurrent liabilities	5,073	2,680	—	—	7,753

Total liabilities	226,062	223,752	163,105	(224,465)	388,454

Shareholders’ equity	718,400	651,981	139,394	(791,375)	718,400

Total liabilities and shareholders’ equity	$944,462	$875,733	$302,499	$(1,015,840)	$1,106,854

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$28,498	$21,099	$(34,762)	$—	$14,835

Investing activities:
Capital expenditures	—	(35,793)	(3,052)	—	(38,845)
Acquisitions/Investments in subsidiaries, net	(1,981)	1,735	(36,248)	682	(35,812)
Proceeds from disposal of property, plant, and equipment	—	—	20	—	20
Short-term investments and marketable securities, net	—	(160,409)	—	—	(160,409)

Cash used in investing activities	(1,981)	(194,467)	(39,280)	682	(235,046)

Financing activities:
Proceeds from exercise of employee stock options	367	—	—	—	367
Excess tax benefits from stock-based compensation activity	302	—	—	—	302
Parent company investments, net of distributions	—	(38,200)	38,882	(682)	—
Repayments on long-term debt	—	(20)	(5)	—	(25)
Intercompany debt, net	(26,892)	5,230	21,662	—	—
Purchase of common stock held in treasury	(294)	—	—	—	(294)

Cash provided by (used in) financing activities	(26,517)	(32,990)	60,539	(682)	350

Effect of exchange rate changes on cash and cash equivalents	—	—	(248)	—	(248)

Decrease in cash and cash equivalents	—	(206,358)	(13,751)	—	(220,109)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$144,271	$12,571	$—	$156,842

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$26,707	$28,776	$19,725	$—	$75,208

Investing activities:
Short-term investments, net	—	44,766	—	—	44,766
Investments in subsidiaries, net	(205,830)	(2,900)	—	208,730	—
Capital expenditures	—	(24,365)	(4,267)	—	(28,632)
Proceeds from disposal of property, plant, and equipment	—	—	4,011	—	4,011

Cash provided by (used in) investing activities	(205,830)	17,501	(256)	208,730	20,145

Financing activities:
Borrowings on long-term debt	230,000	—	—	—	230,000
Repayments on long-term debt	—	(20)	(16)	—	(36)
Purchase of common stock held in treasury	(367)	—	—	—	(367)
Intercompany debt, net	(44,736)	183,472	(138,736)	—	—
Parent company investments, net of distribution	—	75,375	133,355	(208,730)	—
Proceeds from exercise of employee stock options	1,095	—	—	—	1,095
Excess tax benefits from stock-based compensation activity	380	—	—	—	380
Financing fees	(7,249)	—	—	—	(7,249)

Cash provided by (used in) financing activities	179,123	258,827	(5,397)	(208,730)	223,823

Effect of exchange rate changes on cash and cash equivalents	—	—	1,559	—	1,559

Increase in cash and cash equivalents	—	305,104	15,631	—	320,735
Cash and cash equivalents at beginning of period	—	45,525	10,691	—	56,216

Cash and cash equivalents at end of period	$—	$350,629	$26,322	$—	$376,951

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2009

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(4,652)	$32,221	$5,430	$—	$32,999

Investing activities:
Capital expenditures	(33)	(60,468)	(21,784)	—	(82,285)
Proceeds from disposal of property, plant, and equipment	—	—	22	—	22
Short-term investments, net	—	(65,000)	—	—	(65,000)
Investments in subsidiaries, net	115,957	(12,907)	—	(103,050)	—

Cash provided by (used in) investing activities	115,924	(138,375)	(21,762)	(103,050)	(147,263)

Financing activities:
Proceeds from exercise of employee stock options	120	—	—	—	120
Excess tax benefits from stock-based compensation activity	39	—	—	—	39
Financing fees	(300)	—	—	—	(300)
Parent company investments, net of distributions	—	(135,331)	32,281	103,050	—
Borrowings on long-term debt	—	—	1,181	—	1,181
Repayments on long-term debt	(225,000)	(24)	(18,431)	—	(243,455)
Intercompany debt, net	(13,449)	14,720	(1,271)	—	—
Purchase of common stock held in treasury	(105)	—	—	—	(105)
Proceeds from equity offering, net	127,423	—	—	—	127,423

Cash provided by (used in) financing activities	(111,272)	(120,635)	13,760	103,050	(115,097)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,128	—	1,128

Decrease in cash and cash equivalents	—	(226,789)	(1,444)	—	(228,233)
Cash and cash equivalents at beginning of period	—	272,314	12,135	—	284,449

Cash and cash equivalents at end of period	$—	$45,525	$10,691	$—	$56,216

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 16—SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2011 and 2010:

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$120,850	$123,213	$143,671	$141,945
Gross profit	26,005	24,589	25,006	25,072
Operating income	9,416	6,081	7,693	4,571
Net income	2,342	2,128	2,067	15
Earnings per share:
Basic	$0.08	$0.07	$0.07	$—
Diluted	$0.08	$0.07	$0.07	$—

2010	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter
Net Sales	$107,885	$106,651	$102,593	$114,664
Gross profit	27,523	16,949	14,175	17,238
Operating income (loss)	11,680	2,093	(2,228)	2,516
Net income (loss)	11,398	10,239	(16,775)	(1,445)
Earnings (loss) per share:
Basic	$0.38	$0.34	$(0.56)	$(0.05)
Diluted	$0.38	$0.34	$(0.56)	$(0.05)

(1)	The Company recorded a provision for income taxes of $13.9 million, or (481.7)% of pre-tax income, for the three months ended September 30, 2010.

Note 17—SUBSEQUENT EVENT:

On February 13, 2012, the Company completed its acquisition of all of the issued and outstanding common stock of Remmele Engineering, Inc. (“Remmele”) for total consideration of approximately $182.0 million, including approximately $179.0 million in cash and $3.0 million in the assumption of equipment leases. Remmele provides precision machining and collaborative engineering, as well as other key technologies and services, for the aerospace and defense and medical device sectors. The acquisition broadens the Company’s product offerings and provides access to new markets. An allocation of the purchase price has not been presented because the acquisition closed on February 13, 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure controls and procedures

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management excluded RTI Advanced Forming, Ltd. (“Advanced Forming”) from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company on November 23, 2011. Advanced Forming is a wholly-owned subsidiary whose excluded aggregate assets represent 3.2% of total consolidated assets, and whose excluded net sales represent 0.4% of consolidated net sales as of and for the year ended December 31, 2011.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

In addition to the information concerning the executive officers of the Company set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2012 Proxy Statement, to be filed at a later date, and is incorporated here by reference.

Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2012 Proxy Statement and is incorporated here by reference. The Code of Ethical Business Conduct applies to all of our directors, officers and all employees, including our principal executive officer, principal financial officer, or persons performing similar functions.

Information concerning any material changes to procedures for security holders to recommend nominees for the Company’s Board of Directors is set forth under the caption “Other Information” in the 2012 Proxy Statement and is incorporated here by reference.

Information concerning the Audit Committee and its financial experts is set forth under the captions “Audit Committee” and “Audit Committee Report” in the 2012 Proxy Statement and is incorporated here by reference.

Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated here by reference.

Item 11.    Executive Compensation.

Information required by this item is set forth under the captions “Executive Compensation” and, solely with respect to information pertaining to the Compensation Committee, ”Corporate Governance” in the 2012 Proxy Statement and is incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2012 Proxy Statement and is incorporated here by reference.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (see Note (i) and Note (iii))	558,597	$31.46	1,255,669
Equity compensation plans not approved by security holders (see Note (ii))	—	—	—

	558,597	$31.66	1,255,669

Note (i):    The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals Inc., 2004 Stock Plan as of December 31, 2011. For more information, see Note 14 to the Consolidated Financial Statements. The Company’s 2004 Stock Plan replaced the Company’s prior plans and provides for grants of 2,500,000 shares over its 10-year term as determined by the plan administrator. The 2004 Stock Plan was approved by shareholder vote on April 30, 2004. In 2011, 2010, and 2009, 259,668, 280,263 and 467,161 shares, respectively, were awarded under the 2004 Stock Plan.

Note (ii):    Prior to December 31, 2004, RTI International Metals Inc., had one plan that had not been approved by its shareholders called the 2002 Non-employee Director Stock Option Plan. This plan has since been terminated and replaced by the 2004 Stock Plan. See above Note (i).

Note (iii):    The 2004 Stock Plan permits grants of stock options, stock appreciation rights, restricted stock, and other stock based awards that may include awards of performance shares and restricted stock units. A total of 2,500,000 shares are available for issue under the 2004 Stock Plan, but only 1,250,000 of those shares may be issued in the form of restricted stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the captions “Corporate Governance” and “Executive Compensation” in the 2012 Proxy Statement and is incorporated here by reference.

Item 14.    Principal Accountant Fees and Services.

Information required by this item is set forth under the caption “Proposal No. 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm for 2012” in the 2012 Proxy Statement and is incorporated here by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	The financial statements contained in Item 8 hereof;

2.	The financial statement schedule following the signatures hereto; and

3.	The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.

2.2	Stock Purchase Agreement by and among Aeromet International PLC, Aeromet Advanced Forming Limited and RTI Europe Limited, dated as of October 17, 2011, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the event dated October 17, 2011.

2.3	Stock Purchase Agreement by and among RTI International Metals, Inc., REI Delaware Holding, Inc., and REI Delaware Holding, LLC, dated as of January 9, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the event dated January 9, 2012.

2.4	Amendment No. 1 to Stock Purchase Agreement, dated February 13, 2012, by and among RTI International Metals, Inc., REI Delaware Holding, LLC, and REI Delaware Holding, Inc., filed herewith.

3.1	Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

3.2	Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935.

4.1	First Amended and Restated Credit Agreement dated September 8, 2008, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

4.2	First Amendment to the First Amended and Restated Credit Agreement, dated September 18, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

4.3	Second Amendment to the First Amended and Restated Credit Agreement, dated January 19, 2010, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

4.4	Third Amendment to First Amended and Restated Credit Agreement, dated December 7, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 8, 2010.

4.5	Assumption Agreement, dated March 1, 2010 by and between PNC Bank, NA and Wells Fargo Bank, NA, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated March 5, 2010.

Exhibit No.	Description

4.6	Form of Senior Debt Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.8 to the Company’s Form S-3ASR No. 333-171034, filed December 8, 2010.

4.7	Form of Subordinated Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.9 to the Company’s Form S-3ASR No. 333-171034, filed December 8, 2010.

4.8	Indenture, dated December 14, 2010 by and between RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

4.9	First Supplemental Indenture, dated December 14, 2010 by and between RTI International Metals, Inc., the Subsidiary Guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

4.10	Form of 3.000% Convertible Senior Notes due 2015, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

10.1*	RTI International Metals, Inc. Supplemental Pension Program effective August 1, 1987, as amended and restated October 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, and restated October 26, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.4*	RTI International Metals, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 19, 2002.

10.5*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.6*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005.

10.7*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form-10K for the year ended December 31, 2004.

10.8*	Form of Performance Share Award (2011 grants and prior) under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated January 25, 2008.

10.9*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan, as amended on January 26, 2012, filed herewith.

10.10*	RTI International Metals, Inc., Employee Stock Purchase Plan, incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement, Form 14A, dated February 23, 2009.

Exhibit No.	Description

10.11*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended July 29, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q for the quarterly period ended June 30, 2011.

10.12*	Pay philosophy and guiding principles covering executive compensation, filed herewith.

10.13*	Form of indemnification agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

10.14*	Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.15*	Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.16*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.17*	Employment Agreement, dated May 17, 2010, between the Company and James L. McCarley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated May 20, 2010.

10.18*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Stephen R. Giangiordano, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.19*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William T. Hull, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.20*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William F. Strome, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.21*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Chad Whalen, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.22	Master Supply Agreement, dated March 25, 2008, between RTI Hamilton, Inc., and Tronox LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated March 25, 2008.

10.23	Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

10.24	Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

10.25	Amended and Restated Procurement Frame Contract between EADS Deutschland GmbH and the Company dated July 20, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated July 22, 2010.

Exhibit No.	Description

21.1	Subsidiaries of the Company, filed herewith.

23.1	Consent of independent registered public accounting firm, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes management contract or compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ WILLIAM T. HULL
William T. Hull
Senior Vice President and Chief Financial Officer
(principal accounting officer)

Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

DANIEL I. BOOKER, Director;

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

ROKUS L. VAN IPEREN, Director;

BRYAN T. MOSS, Director;

JAMES A. WILLIAMS, Director

By:	/s/ DAWNE S. HICKTON	February 28, 2012
Dawne S. Hickton
As Attorney-in-Fact

	/s/ DAWNE S. HICKTON	February 28, 2012
Dawne S. Hickton
Vice Chair, President, Chief Executive Officer and Director

	/s/ WILLIAM T. HULL	February 28, 2012
William T. Hull
Senior Vice President and Chief Financial Officer (principal accounting officer)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of year	(Charged) credited to costs and expenses	(Charged) credited to other accounts	Balance at end of year
Year ended December 31, 2011:
Allowance for doubtful accounts	$(478)	$(394)	$—	$(872)
Valuation allowance for deferred income taxes	(4,332)	19	—	(4,313)
Year ended December 31, 2010:
Allowance for doubtful accounts	$(646)	$168	$—	$(478)
Valuation allowance for deferred income taxes	(4,066)	(266)	—	(4,332)
Year ended December 31, 2009:
Allowance for doubtful accounts	$(2,260)	$1,614	$—	$(646)
Valuation allowance for deferred income taxes	(1,032)	(4,066)	1,032	(4,066)

S-1