Form 10-Q
period 2012-03-31
RTI INTERNATIONAL METALS INC
filed 2012-05-09
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

☐  Yes             ☑  No

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 30, 2012 was 30,315,574.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$162,850	$120,850
Cost and expenses:
Cost of sales	127,145	94,845
Selling, general, and administrative expenses	21,622	17,458
Research, technical, and product development expenses	1,065	632
Asset and asset-related charges (income)	—	(1,501)

Operating income	13,018	9,416
Other expense	(268)	(569)
Interest income	82	225
Interest expense	(4,278)	(4,300)

Income before income taxes	8,554	4,772
Provision for income taxes	2,929	2,430

Net income	$5,625	$2,342

Earnings per share:
Basic	$0.19	$0.08

Diluted	$0.19	$0.08

Weighted-average shares outstanding:
Basic	30,090,101	29,995,803

Diluted	30,200,542	30,225,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Net income	$5,625	$2,342
Other comprehensive income:
Foreign currency translation	2,192	3,704
Unrealized loss on investments, net of tax of $0, and $(45)	—	(84)
Realized loss on investments, net of tax of $4, and $0	8	—
Benefit plan amortization, net of tax of $725 and $490	1,203	909

Other comprehensive income, net of tax	3,403	4,529

Comprehensive income	$9,028	$6,871

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$117,872	$156,842
Short-term investments	—	164,255
Receivables, less allowance for doubtful accounts of $954 and $872	107,177	95,022
Inventories, net	327,922	275,059
Deferred income taxes	19,395	18,674
Other current assets	10,975	9,932

Total current assets	583,341	719,784
Property, plant, and equipment, net	361,520	289,434
Marketable securities	—	12,683
Goodwill	140,236	55,864
Other intangible assets, net	59,527	22,576
Deferred income taxes	29,111	27,424
Other noncurrent assets	4,972	5,173

Total assets	$1,178,707	$1,132,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,463	$59,591
Accrued wages and other employee costs	19,878	27,260
Unearned revenues	40,889	31,690
Other accrued liabilities	21,833	20,085

Total current liabilities	151,063	138,626
Long-term debt	191,189	186,981
Liability for post-retirement benefits	41,806	41,388
Liability for pension benefits	15,097	20,830
Deferred income taxes	38,209	13,606
Other noncurrent liabilities	8,895	8,755

Total liabilities	446,259	410,186

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,066,254 and 30,948,209 shares issued; 30,286,879 and 30,198,780 shares outstanding	311	309
Additional paid-in capital	480,653	479,245
Treasury stock, at cost; 779,375 and 749,429 shares	(18,399)	(17,657)
Accumulated other comprehensive loss	(35,808)	(39,211)
Retained earnings	305,691	300,066

Total shareholders’ equity	732,448	722,752

Total liabilities and shareholders’ equity	$1,178,707	$1,132,938

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$5,625	$2,342
Adjustment for non-cash items included in net income:
Depreciation and amortization	8,734	5,582
Asset and asset-related charges (income)	—	(597)
Deferred income taxes	(1,915)	(1,233)
Stock-based compensation	1,378	1,402
Excess tax benefits from stock-based compensation activity	(61)	(102)
Gain on sale of property, plant and equipment	—	47
Amortization of discount on long-term debt	2,352	2,166
Other	(68)	116
Changes in assets and liabilities:
Receivables	4,750	(19,479)
Inventories	(31,130)	1,522
Accounts payable	5,504	(6,640)
Income taxes payable	1,659	(87)
Unearned revenue	8,230	(3,445)
Other current assets and liabilities	(14,430)	(2,395)
Other assets and liabilities	(3,587)	(2,974)

Cash used in operating activities	(12,959)	(23,775)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(185,633)	—
Maturity/sale of investments	176,809	5,000
Purchase of investments	(38)	(72,612)
Capital expenditures	(17,128)	(10,137)

Cash used in investing activities	(25,990)	(77,749)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	120	154
Excess tax benefits from stock-based compensation activity	61	102
Repayments on long-term debt	(97)	(3)
Purchase of common stock held in treasury	(742)	(283)

Cash used in financing activities	(658)	(30)

Effect of exchange rate changes on cash and cash equivalents	637	757

Decrease in cash and cash equivalents	(38,970)	(100,797)
Cash and cash equivalents at beginning of period	156,842	376,951

Cash and cash equivalents at end of period	$117,872	$276,154

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

The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2012.

Note 2—ORGANIZATION:

The Company is a leading producer and global supplier of advanced titanium mill products and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, medical device and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI,” and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

On February 13, 2012, the Company completed its acquisition of all of the issued and outstanding common stock of REI Delaware Holding, Inc., which directly owns all of the issued and outstanding capital stock of Remmele Engineering, Inc. (“Engineering”) and indirectly owns all of the issued and outstanding capital stock of REI Medical, Inc. (“REI Medical” and together with Engineering, “Remmele”) for total consideration of approximately $188.4 million, including approximately $185.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. The total purchase price included adjustments totaling $6.4 million for capital expenditures incurred during the negotiating period and working capital which increased the total consideration paid from the contractual purchase price of $182.0 million. Remmele provides precision machining and collaborative engineering, as well as other key technologies and services, for the aerospace and defense and medical device sectors. The acquisition broadens the Company’s product offerings and provides access to new markets. Refer to Note 3 for additional information on this acquisition.

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

The Fabrication Group is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, medical device, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

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

Note 3—ACQUISITIONS:

Remmele.    On February 13, 2012, the Company purchased all of the outstanding common stock of Remmele for cash consideration of $185.6 million and the assumption of capitalized equipment leases of $2.8 million. Remmele has four facilities in the Minneapolis, Minnesota area and engages in precision machining and collaborative engineering services, as well as supply sourcing, assembly/integration, and other key services and technologies for the aerospace and defense and medical device sectors. Remmele’s results for the period from February 13, 2012 to March 31, 2012 are included in the Fabrication Group segment. For this period, net sales totaled $17.1 million and operating income totaled $0.1 million which included the amortization of intangible assets for customer relationships, developed technologies, and backlog, as well as depreciation of acquired property, plant, and equipment and the sale of inventory recorded at fair value upon acquisition. For the three months ended March 31, 2012 and 2011, pro forma net sales would have been $175.5 million and $151.6 million and pro forma operating income would have been $13.5 million and $8.3 million, respectively, assuming that the acquisition occurred as of January 1, 2011.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The purchase price allocation, which has not been finalized, is as follows:

Fair value of assets acquired:
Current assets, excluding inventories	$19,736
Inventories	21,264
Property, plant, and equipment	65,639
Other assets	166
Intangible assets:
Customer relationships	19,300
Developed technologies	9,400
Backlog	1,100
Trade name	7,600
Goodwill	84,105
Fair value of liabilities assumed:
Current liabilities	15,489
Deferred tax liabilities	25,172
Capital leases, less current portion	2,016

Net assets acquired	$185,633

Goodwill is primarily attributable to Remmele’s assembled workforce and exposure to new customers for the Company’s products and is not deductible for tax purposes. Customer relationships and developed technologies are being amortized over a period of 12 to 15 years and backlog over a period of two years. Trade names are not amortized as the Company believes that these assets have an indefinite life as the Company currently intends to continue use of the Remmele name indefinitely.

RTI Advanced Forming.    The purchase price allocation with respect to the acquisition of RTI Advanced Forming in November 2011 has not been completed as the working capital adjustment has not been finalized. During the three months ended March 31, 2012, there were no material revisions to the previously-disclosed purchase price allocation.

Note 4—STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2012, and the activity during the three months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2011	558,597
Granted	83,706
Forfeited	—
Expired	(1,635)
Exercised	(5,351)

Outstanding at March 31, 2012	635,317

Exercisable at March 31, 2012	452,754

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2012
Risk-free interest rate	0.75%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	66.00%

The weighted-average grant date fair value of stock option awards granted during the three months ended March 31, 2012 was $13.49.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2012, and the activity during the three months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2011	163,070
Granted	56,173
Vested	(43,875)

Nonvested at March 31, 2012	175,368

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2012 was $24.62.

Performance Share Awards

A summary of the Company’s performance share award activity during the three months ended March 31, 2012 is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2011	160,771	321,542
Granted	61,230	122,460
Forfeited	(1,850)	(3,700)

Outstanding at March 31, 2012	220,151	440,302

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the three months ended March 31, 2012 was $35.59.

Note 5—INCOME TAXES:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

For the three months ended March 31, 2012, the estimated annual effective tax rate applied to ordinary income was 34.3% compared to a rate of 49.3% for the three months ended March 31, 2011. The Company’s effective income tax rate decreased 15 percentage points from 2011 principally due to the effects of foreign operations partially offset by adjustments to unrecognized tax benefits. Although these factors are present in both 2012 and 2011, the differing mix of foreign losses and domestic income between the periods and the level of expected annual operating results forecasted in each period had a substantial influence on the tax rates for each respective period.

Inclusive of discrete items, the Company recognized a provision for income taxes of $2,929 or 34.2% of pretax income, and $2,430, or 50.9% of pretax income, for federal, state, and foreign income taxes for the three months ended March 31, 2012 and 2011, respectively. Discrete items for each of the three months ended March 31, 2012 and 2011 were not material.

Note 6—EARNINGS PER SHARE:

Basic earnings per share was computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income attributable to common shareholders by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

At March 31, 2012, the Company had $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) outstanding. For the three months ended March 31, 2012 and 2011, 6.4 million potential shares of Common Stock related to the Notes have been excluded from the calculation of diluted earnings per share because their effects were antidilutive, as calculated under the “If Converted” method.

For the three months ended March 31, 2012 and 2011, options to purchase 412,230 and 338,374 shares of Common Stock, at an average price of $38.84 and $42.09, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

The Company’s restricted stock awards are considered participating securities. As such, the Company uses the two-class method to compute basic and diluted earnings per share. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income before allocation of earnings to participating securities	$5,625	$2,342
Less: Earnings allocated to participating securities	(32)	(13)

Net income attributable to common shareholders, after earnings allocated to participating securities	$5,593	$2,329

Denominator:
Basic weighted-average shares outstanding	30,090,101	29,995,803
Effect of dilutive securities	110,441	229,609

Diluted weighted-average shares outstanding	30,200,542	30,225,412

Earnings per share:
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 7—FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates fair value.

As of March 31, 2012, the Company did not have any financial assets or liabilities that were measured at fair value on either a recurring or a non-recurring basis.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$117,872	$117,872	$156,842	$156,842
Long-term debt	$192,003	$237,290	$186,981	$229,540

The fair value of long-term debt was estimated based on the quoted market price for the debt (Level 2).

Note 8—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 53% and 60% of the Company’s inventories at March 31, 2012 and December 31, 2011, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). As of March 31, 2012 and December 31, 2011, the current cost of inventories exceeded their carrying value by $62,801 and $63,826, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials and supplies	$100,180	$83,778
Work-in-process and finished goods	290,543	255,107
LIFO reserve	(62,801)	(63,826)

Total inventories	$327,922	$275,059

Note 9—GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company does not amortize goodwill; however, the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during the first three months of 2012, uncertainties or other factors that could result in a potential impairment in future periods include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace programs in which the Company currently participates, including the Joint Strike Fighter program, the Airbus family of aircraft, including the A380 and A350XWB programs, or the Boeing 747-8 program. In addition, the Company’s ability to ramp up its production in a cost efficient manner may also impact the results of a future impairment test.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Goodwill.    The carrying amount of goodwill attributable to each segment at December 31, 2011 and March 31, 2012 was as follows:

	Titanium Group	Fabrication Group	Distribution Group	Total
December 31, 2011	$2,548	$43,483	$9,833	$55,864
Acquisitions (Note 3)	—	84,105	—	84,105
Translation adjustment	—	256	—	256
Purchase price allocation adjustment	—	11	—	11

March 31, 2012	$2,548	$127,855	$9,833	$140,236

Intangibles.    Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Trade names are not amortized as the Company believes that these assets have an indefinite life as the Company currently intends to continue use of the Remmele name indefinitely. Other intangible assets are being amortized over the following periods:

Intangible Asset	Amortization Period
Customer relationships	15-20 years
Developed technology	12-20 years
Backlog	2 years

There were no intangible assets attributable to our Titanium and Distribution Groups at December 31, 2011 and March 31, 2012. The carrying amounts of intangible assets attributable to our Fabrication Group at December 31, 2011 and March 31, 2012 were as follows:

Intangible Assets
December 31, 2011	$22,576
Intangible assets acquired (Note 3)	37,400
Amortization	(558)
Translation adjustment	109

March 31, 2012	$59,527

Note 10—LONG-TERM DEBT:

Long-term debt consisted of:

	March 31, 2012	December 31, 2011
$230 million aggregate principal amount 3.0% convertible notes due December 2015	$189,313	$186,961
Capital leases	2,670	—
Other	20	20

Total debt	192,003	186,981
Less: Current portion of capital leases	(814)	—

Total long-term debt	$191,189	$186,981

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

During the three months ended March 31, 2012, the Company recorded long-term debt discount amortization of $2,352 as a component of interest expense. Interest expense from the amortization of debt issuance costs was $368 for the three months ended March 31, 2012. Additionally, the Company capitalized interest totaling $351 and $94 for the three months ended March 31, 2012 and 2011, respectively.

Note 11—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit cost for the three months ended March 31, 2012 and 2011 for those salaried and hourly covered employees were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
Service cost	$612	$512	$168	$187
Interest cost	1,773	1,794	525	590
Expected return on plan assets	(2,426)	(1,948)	—	—
Amortization of prior service cost	245	100	304	303
Amortization of actuarial loss	1,340	1,004	39	—

Net periodic benefit cost	$1,544	$1,462	$1,036	$1,080

During the three months ended March 31, 2012, the Company made cash contributions totaling $5.7 million to its qualified defined benefit pension plans. The Company expects to make additional cash contributions of at least $13.9 million during the remainder of 2012 in order to maintain its desired 95% funding status.

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

Duty Drawback Investigation

From January 1, 2001 through March 31, 2007 the Company maintained a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent, who matched the Company’s duty paid with the export shipments through filings with U.S. Customs and Border Protection (“U.S. Customs”), performed the recapture process. Under this program, the Company recognized a credit to Cost of Sales when it received notification from its agent that a claim had been filed and received by U.S. Customs. During this period the Company recognized a reduction to Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on the Company’s behalf.

During 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation related to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. In response, the Company revoked the authorized agent’s authority, fully cooperated with U.S. Customs to determine the extent to which any claims may have been invalid or may not have been supportable with adequate documentation, and suspended the filing of new duty drawback claims through the third quarter of 2007.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Concurrent with the U.S. Customs investigation, the Company performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result of the internal review, the Company recorded a contingent liability of $9.5 million as the Company’s best estimate of probable loss. Through December 31, 2011, the Company had repaid $6.7 million to U.S. Customs for invalid claims. As a result of these payments, the Company’s remaining contingent liability totaled $2.8 million as of December 31, 2011.

In April 2012, the Company’s pending protests of U.S. Customs’ denial of claims were effectively concluded in the Company’s favor thereby allowing it to reduce the Company’s previously recorded contingent liability $2.2 million. This liability reduction was recorded as a reduction to cost of sales during the three months ended March 31, 2012.

Additionally, the Company has been subjected to the imposition of penalties by U.S. Customs with respect to claims. In December 2009, the Company received pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. In April 2012, the Company received a final penalty notice from U.S. Customs that reduced the Company’s total liability for penalties to $0.9 million. This liability reduction was recorded as a reduction to cost of sales during the three months ended March 31, 2012.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2011 totaled $8.5 million. No additional claims were filed during the three months ended March 31, 2012. As a result of the investigation discussed above, the Company has not recognized credits to cost of sales upon the filing of any of these new claims. Instead, the Company intends to record these credits only when payment is received from U.S. Customs, until a consistent history of receipts against claims filed has been established. Through March 31, 2012 the Company has received payments totaling $2.2 million from U.S. Customs in satisfaction of claims filed since initiating its new duty drawback program.

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $662 to $2,134 in the aggregate. At March 31, 2012 and December 31, 2011, the amounts accrued for future environmental-related costs were $1,277 and $1,349, respectively. Of the total amount accrued at March 31, 2012, $13 was expected to be paid out within the next twelve months, and was included in the other accrued liabilities line of the balance sheet. The remaining $1,265 was recorded in other noncurrent liabilities. During the three months ended March 31, 2012, the Company made payments totaling $72 related to its environmental liabilities.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended March 31,
	2012	2011
Net sales:
Titanium Group	$38,733	$35,541
Intersegment sales	49,924	33,776

Total Titanium Group sales	88,657	69,317

Fabrication Group	61,771	38,102
Intersegment sales	20,876	13,305

Total Fabrication Group sales	82,647	51,407

Distribution Group	62,346	47,207
Intersegment sales	659	433

Total Distribution Group sales	63,005	47,640

Eliminations	71,459	47,514

Total consolidated net sales	$162,850	$120,850

Operating income (loss):
Titanium Group before corporate allocations	$12,645	$11,290
Corporate allocations	(3,607)	(2,551)

Total Titanium Group operating income	9,038	8,739

Fabrication Group before corporate allocations	3,151	2,020
Corporate allocations	(3,066)	(3,306)

Total Fabrication Group operating income (loss)	85	(1,286)

Distribution Group before corporate allocations	6,175	3,944
Corporate allocations	(2,280)	(1,981)

Total Distribution Group operating income	3,895	1,963

Total consolidated operating income	$13,018	$9,416

	March 31, 2012	December 31, 2011
Total assets:
Titanium Group	$352,688	$356,391
Fabrication Group	546,367	296,598
Distribution Group	182,663	170,584
General corporate assets	96,989	309,365

Total consolidated assets	$1,178,707	$1,132,938

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The Company is still evaluating the impact of this guidance.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$99,717	$121,244	$(58,111)	$162,850
Costs and expenses:
Cost of sales	—	81,749	103,507	(58,111)	127,145
Selling, general, and administrative expenses (1)	(102)	6,689	15,035	—	21,622
Research, technical, and product development expenses	95	816	154	—	1,065

Operating income	7	10,463	2,548	—	13,018
Other income (expense), net	(13)	280	(535)	—	(268)
Interest income (expense), net	(4,014)	174	(356)	—	(4,196)
Equity in earnings of subsidiaries	8,589	—	—	(8,589)	—

Income before income taxes	4,569	10,917	1,657	(8,589)	8,554
Provision for (benefit from) income taxes	(1,056)	3,042	943	—	2,929

Net income	$5,625	$7,875	$714	$(8,589)	$5,625

Comprehensive income	$9,028	$8,934	$2,906	$(11,840)	$9,028

(1)	The parent company allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses. A credit in parent company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$78,922	$82,102	$(40,174)	$120,850
Costs and expenses:
Cost of sales	—	64,652	70,367	(40,174)	94,845
Selling, general, and administrative expenses (1)	(415)	5,800	12,073	—	17,458
Research, technical, and product development expenses	—	632	—	—	632
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income	415	7,838	1,163	—	9,416
Other expense	(17)	(71)	(481)	—	(569)
Interest income (expense), net	(4,201)	363	(237)	—	(4,075)
Equity in earnings of subsidiaries	5,599	—	—	(5,599)	—

Income before income taxes	1,796	8,130	445	(5,599)	4,772
Provision for (benefit from) income taxes	(546)	2,854	122	—	2,430

Net income	$2,342	$5,276	$323	$(5,599)	$2,342

Comprehensive income	$6,871	$5,981	$4,028	$(10,009)	$6,871

(1)	The parent company allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in parent company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of March 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$98,277	$19,595	$—	$117,872
Receivables, net	209	62,508	83,678	(39,218)	107,177
Inventories, net	—	147,461	180,461	—	327,922
Deferred income taxes	17,177	1,400	818	—	19,395
Other current assets	5,737	1,770	5,395	(1,927)	10,975

Total current assets	23,123	311,416	289,947	(41,145)	583,341
Property, plant, and equipment, net	634	232,227	128,659	—	361,520
Goodwill	—	18,097	122,139	—	140,236
Other intangible assets, net	—	—	59,527	—	59,527
Deferred income taxes	—	25,995	29,897	(26,781)	29,111
Other noncurrent assets	4,329	36	607	—	4,972
Intercompany investments	952,885	71,231	180	(1,024,296)	—

Total assets	$980,971	$659,002	$630,956	$(1,092,222)	$1,178,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$41,118	$65,447	$(39,213)	$68,463
Accrued wages and other employee costs	3,160	6,738	9,980	—	19,878
Unearned revenue	—	15	40,874	—	40,889
Other accrued liabilities	6,711	8,424	8,630	(1,932)	21,833

Total current liabilities	10,982	56,295	124,931	(41,145)	151,063
Long-term debt	189,313	20	1,856	—	191,189
Intercompany debt	—	104,286	107,440	(211,726)	—
Liability for post-retirement benefits	—	41,806	—	—	41,806
Liability for pension benefits	6,227	8,193	677	—	15,097
Deferred income taxes	36,748	—	28,242	(26,781)	38,209
Other noncurrent liabilities	5,253	3,464	199	(21)	8,895

Total liabilities	248,523	214,064	263,345	(279,673)	446,259

Shareholders’ equity	732,448	444,938	367,611	(812,549)	732,448

Total liabilities and shareholders’ equity	$980,971	$659,002	$630,956	$(1,092,222)	$1,178,707

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$3,207	$(11,738)	$(4,428)	$—	$(12,959)

Investing activities:
Acquisition, net of cash acquired	(185,633)	—	—	—	(185,633)
Investments in subsidiaries, net	188,845	—	—	(188,845)	—
Capital expenditures	—	(15,652)	(1,476)	—	(17,128)
Investments, net	—	176,771	—	—	176,771

Cash provided by (used in) investing activities	3,212	161,119	(1,476)	(188,845)	(25,990)

Financing activities:
Proceeds from exercise of employee stock options	120	—	—	—	120
Excess tax benefits from stock-based compensation activity	61	—	—	—	61
Parent company investments/dividends, net	—	(194,545)	5,700	188,845	—
Repayments on long-term debt	—	—	(97)	—	(97)
Intercompany debt	(5,858)	(830)	6,688	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(6,419)	(195,375)	12,291	188,845	(658)
Effect of exchange rate changes on cash and cash equivalents	—	—	637	—	637

Increase (decrease) in cash and cash equivalents	—	(45,994)	7,024	—	(38,970)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$98,277	$19,595	$—	$117,872

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$3,391	$(2,162)	$(25,004)	$—	$(23,775)

Investing activities:
Investments, net	—	(67,612)	—	—	(67,612)
Capital expenditures	—	(9,437)	(700)	—	(10,137)

Cash used in investing activities	—	(77,049)	(700)	—	(77,749)

Financing activities:
Proceeds from exercise of employee stock options	154	—	—	—	154
Excess tax benefits from stock-based compensation activity	102	—	—	—	102
Repayments on long-term debt	—	—	(3)	—	(3)
Intercompany debt	(3,364)	(7,125)	10,489	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(3,391)	(7,125)	10,486	—	(30)
Effect of exchange rate changes on cash and cash equivalents	—	—	757	—	757

Decrease in cash and cash equivalents	—	(86,336)	(14,461)	—	(100,797)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$264,293	$11,861	$—	$276,154

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, as well as in other filings filed with or furnished to the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”). Except as may be required by applicable law, we undertake no duty to update our forward-looking information.

On February 13, 2012, we acquired REI Delaware Holding, Inc., which directly owns all of the issued and outstanding capital stock of Remmele Engineering, Inc. (“Engineering”) and indirectly owns all of the issued and outstanding capital stock of REI Medical, Inc. (“REI Medical” and together with Engineering, “Remmele”) Due to these acquisitions, additional risks and uncertainties may arise that could affect our financial performance and actual results and could cause actual results for fiscal 2012 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risk associated with combining businesses and/or with assimilating acquired companies.

Overview

Overview

We are a leading producer and global supplier of advanced titanium mill products and supplier of fabricated titanium and specialty metal components for the international aerospace, defense, medical device, energy, and industrial and consumer markets. The Company conducts business in three segments.

The Titanium Group melts, processes, and produces a complete range of titanium mill products that are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; Martinsville, Virginia; and Hermitage, Pennsylvania, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets.

The Fabrication Group is comprised of companies with significant hard and soft-metal expertise that extrude, fabricate, machine, and assemble titanium and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, oil and gas, power generation, medical device, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England; the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Sullivan, Missouri; Tamworth, England; and Rosny-Sur-Seine, France, the Distribution Group services a wide variety of commercial aerospace, defense, and industrial and consumer customers.

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended March 31, 2012 and 2011, approximately 56% and 49%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. The increase in sales to the Fabrication and Distribution Groups in 2012 was primarily due to strengthening demand for the Distribution Group’s titanium products, increasing its demand for mill products from the Titanium Group.

Trends and Uncertainties

We believe that overall titanium end-market demand continues to accelerate, notwithstanding the headwinds in the defense sector due to overall budget pressures and the pending impact to programs in which we participate if the sequestration of Department of Defense appropriations, effective in January 2013, is not rescinded by Congress. This demand is being driven largely by the commercial aircraft build rate increases announced by Airbus and Boeing, as well as strong jet engine market activity, both of which are contributing to the increasing order activity in our titanium mill product business. Furthermore, we continue to win incremental value-added packages in validation of our strategy to move further up the value chain. We believe that our recent acquisitions will further this move toward becoming an integrated supplier of advanced titanium products to our customers.

In the near-term, we will continue to be impacted by increasing titanium sponge prices as the underlying raw material input costs increase reflecting current supply versus demand imbalances. In the medium to long-term, we expect these costs to moderate as supply catches up with demand.

Results of Operations

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2012	2011
Titanium Group	$38.7	$35.6	$3.1	8.7%
Fabrication Group	61.8	38.1	23.7	62.2%
Distribution Group	62.4	47.2	15.2	32.2%

Total consolidated net sales	$162.9	$120.9	$42.0	34.7%

The increase in the Titanium Group’s net sales was primarily the result of an increase in prime mill product shipments to trade customers to 1.9 million pounds for the three months ended March 31, 2012 from 1.7 million pounds for the three months ended March 31, 2011, coupled with an increase in average realized selling prices to $17.74 per pound from $17.38 per pound during each respective period resulting in a $3.8 million increase to net sales. The strengthening shipment volume was driven by higher aircraft build rates by both Boeing and Airbus. Partially offsetting these increases were reduced net sales of $0.7 million due to lower ferro-alloy demand from our specialty steel customers.

The increase in the Fabrication Group’s net sales was primarily attributable to our two recent acquisitions, of Remmele in February 2012 and RTI Advance Forming in November 2011, which increased net sales by $24.2 million. Additionally, strong demand from our energy market customers resulted in a $2.5 million increase in net sales. These increases were partially offset $3.0 million due to production delays in the Boeing 787 Dreamliner® Pi Box program.

The increase in the Distribution Group’s net sales was primarily driven by higher sales volume, driven by increased demand for our titanium products, primarily in the commercial aerospace market. The increase in demand resulted in higher sales volumes and average realized selling prices, which increased net sales $7.8 million and $7.4 million, respectively.

Gross Profit.    Gross profit for our reportable segments for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012		2011		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	$	% of Sales	$	% of Sales
Titanium Group	$15.4	39.8%	$12.2	34.3%	$3.2	26.2%
Fabrication Group	10.3	16.7%	6.0	15.7%	4.3	71.7%
Distribution Group	10.0	16.0%	7.8	16.5%	2.2	28.2%

Total consolidated gross profit	$35.7	21.9%	$26.0	21.5%	$9.7	37.3%

Excluding the $3.0 million duty drawback accrual reversal, the Titanium Group’s gross profit increased $0.2 million. This increase was primarily due to higher sales of prime mill products, partially offset by a 2.9% increase in average cost per pound, which rose to $14.05 for the three months ended March 31, 2012 from $13.65 for the three months ended March 31, 2011, principally due to higher raw material costs. Furthermore, the Titanium Group was unfavorably impacted $0.6 million due to lower margins on sales of ferro-alloys to its specialty steel customers.

The increase in the Fabrication Group’s gross profit was primarily attributable to our two recent acquisitions, which benefitted gross profit $3.4 million. Additionally, improved production efficiencies and sales at our fabrication and forming facilities resulted in a $1.4 million increase in gross profit, partially offset by production delays in the Boeing 787 Dreamliner® Pi Box program.

The increase in the Distribution Group’s gross profit was principally related to increased sales volumes, which increased gross profit $1.5 million, primarily driven by higher customer demand in the commercial aerospace market. An increase in average realized selling prices, partially offset by a lower margin sales mix, increased gross profit $0.8 million.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	$	% of Sales	$	% of Sales
Titanium Group	$5.5	14.2%	$4.3	12.1%	$1.2	27.9%
Fabrication Group	10.0	16.2%	7.2	18.9%	2.8	38.9%
Distribution Group	6.1	9.8%	6.0	12.7%	0.1	1.7%

Total consolidated SG&A	$21.6	13.3%	$17.5	14.5%	$4.1	23.4%

The $4.1 million increase in SG&A expenses was primarily due to a $2.4 million increase in salary, benefit, and incentive-related expenses, driven principally by our two recent acquisitions. SG&A expenses also included acquisition-related expenses of $1.4 million. SG&A expenses decreased as a percentage of sales due to the leverage gained through the increase in net sales.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $1.1 million and $0.6 million for the three month periods ended March 31, 2012 and 2011, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations and new product development.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012		2011		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	$	% of Sales	$	% of Sales
Titanium Group	$9.0	23.3%	$8.7	24.4%	$0.3	3.4%
Fabrication Group	0.1	0.2%	(1.3)	(3.4)%	1.4	107.7%
Distribution Group	3.9	6.3%	2.0	4.2%	1.9	95.0%

Total consolidated operating income	$13.0	8.0%	$9.4	7.8%	$3.6	38.3%

Excluding the $3.0 million duty drawback accrual reversal, the Titanium Group’s operating income decreased $2.7 million. This decrease was primarily due to asset and asset-related charges (income) of $(1.5) million for the three months ended March 31, 2011. Asset and asset-related charges (income) consists of settlements related to the Company’s accrued contractual commitments at the Company’s canceled titanium sponge plant. Furthermore, increased SG&A unfavorably impacted the Titanium Group $1.2 million. These decreases were partially offset by increased gross profit, primarily attributable to higher sales volumes.

The increase in the Fabrication Group’s operating income was principally attributable to higher gross profit driven primarily by our two recent acquisitions. This increase was offset by increased SG&A related to the acquisitions.

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit due to increased sales, which were primarily driven by higher demand for our titanium products in the commercial aerospace market, partially offset by an increase in SG&A.

Other Expense.    Other expense for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.6 million, respectively. Other expense consists of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense.    Interest income for the three months ended March 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively. The decrease was principally related to lower overall cash and investment balances compared to the prior year period. Interest expense was $4.3 million for each of the three month periods ended March 31, 2012 and 2011 as there have not been significant changes to our debt structure.

Provision for Income Taxes.    We recognized a provision for income taxes of $2.9 million, or 34.2% of pretax income, and $2.4 million, or 50.9% of pretax income, for federal, state, and foreign income taxes for the three months ended March 31, 2012 and 2011, respectively. Discrete items included in each period were not material.

Our effective income tax rate decreased 15 percentage points from 2011 principally due to the effects of foreign operations, partially offset by adjustments to unrecognized tax benefits. Although these factors are relatively consistent in dollar terms in both 2012 and 2011, the level of expected annual operating results forecasted in each period had a substantial influence on the tax rates for each respective period.

Refer to Note 5 to accompanying Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated aggregate capital spending of approximately $160 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $3 million remaining on the Canton facility and expect it will begin operations in the 2012 to 2013 timeframe. We have capital expenditures of approximately $40 million remaining related to the Martinsville, Virginia facility which began forging operations in December 2011. We expect this facility will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate. We will continually evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

Provided we continue to meet our financial covenants under our Amended and Restated Credit Agreement (the “Credit Agreement”), we expect that our cash and cash equivalents of $117.9 million and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our operating needs and capital expansion plans.

These financial covenants are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.6 at March 31, 2012. If this ratio were to exceed 3.25 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 12.1 at March 31, 2012. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At March 31, 2012, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements.    There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash used in operating activities.    Cash used in operating activities for the three months ended March 31, 2012 and 2011 was $13.0 million and $23.8 million, respectively. This decrease is primarily due to decreased working capital, primarily due to reduction in accounts receivable and an increase in accounts payable and unearned revenue, partially offset by an increase in inventory, prior to the impact of the acquisition of Remmele.

Cash used in investing activities.    Cash used in investing activities for the three months ended March 31, 2012 and 2011 was $26.0 million and $77.7 million, respectively. For the three months ended March 31, 2012, investing activities consisted primarily of the purchase of Remmele, which included cash consideration of $185.6 million, the sale of available-for-sale investments activity which provided $176.8 million as we sold available-for-sale investments to fund the purchase of Remmele, and capital expenditures of $17.1 million. For the three months ended March 31, 2011, we had net investment purchases of $67.6 million and capital expenditures of $10.1 million.

Cash used in financing activities.    During both periods presented, there was limited financing activity.

Duty Drawback Investigation

From January 1, 2001 through March 31, 2007 we maintained a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent, who matched our duty paid with the export shipments through filings with U.S. Customs and Border Protection (“U.S. Customs”), performed the recapture process. Under this program, we recognized a credit to Cost of Sales when we received notification from our agent that a claim had been filed and received by U.S. Customs. During this period, we recognized a reduction to Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on our behalf.

During 2007, we received notice from U.S. Customs that we were under formal investigation with respect to $7.6 million of claims previously filed by the agent on our behalf. The investigation related to discrepancies in, and lack of supporting documentation for, claims filed through our authorized agent. In response, we revoked the authorized agent’s authority, fully cooperated with U.S. Customs to determine the extent to which any claims may have been invalid or may not have been supportable with adequate documentation, and suspended the filing of new duty drawback claims through the third quarter of 2007.

Concurrent with the U.S. Customs investigation, we performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result of our internal review, we recorded a contingent liability of $9.5 million as our best estimate of probable loss. Through December 31, 2011, we had repaid $6.7 million to U.S. Customs for invalid claims. As a result of these payments, our remaining contingent liability totaled $2.8 million as of December 31, 2011.

In April 2012, our pending protests of the U.S. Customs’ denial of claims were that effectively concluded in our favor thereby allowing us to reduce our previously recorded contingent liability $2.2 million. This liability reduction was recorded as a reduction to cost of sales during the three months ended March 31, 2012.

Additionally, we have been subjected to the imposition of penalties by U.S. Customs with respect to invalid claims. In December 2009, we received pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. In April 2012, we received a final penalty notice from U.S. Customs that reduced our previously recorded liability for penalties to $0.9 million. This liability reduction was recorded as a reduction to cost of sales during the three months ended March 31, 2012.

During the fourth quarter of 2007, we began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2011 totaled $8.5 million. No additional claims were filed during the three months ended March 31, 2012. As a result of the investigation discussed above, we have not recognized credits to cost of sales upon the filing of any of these new claims. Instead, we intend to record these credits only when payment is received from U.S. Customs, until a consistent history of receipts against claims filed has been established. Through March 31, 2012 we have received payments totaling $2.2 million from U.S. Customs in satisfaction of claims filed since initiating our new duty drawback program.

Backlog

Our order backlog for all markets was approximately $563 million as of March 31, 2012, compared to $476 million at December 31, 2011. Of the backlog at March 31, 2012, approximately $490 million is expected to be realized over the remainder of 2012. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.7 million to $2.1 million in the aggregate. For both March 31, 2012 and December 31, 2011, the amount accrued for future environmental-related costs was $1.3 million. Of the amount accrued at March 31, 2012, $1.3 million is recorded in other noncurrent liabilities. During the three months ended March 31, 2012, payments related to our environmental liabilities were $0.1 million.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. We are still evaluating the impact that this guidance will have on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 28, 2012.

Item 4.	Controls and Procedures.

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On February 13, 2012, we completed our acquisition of REI Delaware Holding Inc. (“Remmele”). See Note 3, “Acquisitions” in the Notes to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the acquisition. Remmele and its subsidiaries represent approximately 20% of the Company’s total assets as of March 31, 2012. Management’s evaluation and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012 excludes an evaluation of the internal control over financial reporting of Remmele and its subsidiaries, consistent with the SEC’s guidance for newly acquired businesses.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Duty Drawback Investigation

From January 1, 2001 through March 31, 2007 the Company maintained a program through an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for products shipped outside the U.S. by the Company or its customers. The agent, who matched the Company’s duty paid with the export shipments through filings with U.S. Customs and Border Protection (“U.S. Customs”), performed the recapture process. Under this program, the Company recognized a credit to Cost of Sales when it received notification from its agent that a claim had been filed and received by U.S. Customs. During this period the Company recognized a reduction to Cost of Sales totaling $14.5 million associated with the recapture of duty paid. This amount represents the total of all claims filed by the agent on the Company’s behalf.

During 2007, the Company received notice from U.S. Customs that it was under formal investigation with respect to $7.6 million of claims previously filed by the agent on the Company’s behalf. The investigation related to discrepancies in, and lack of supporting documentation for, claims filed through the Company’s authorized agent. In response, the Company revoked the authorized agent’s authority, fully with U.S. Customs to determine the extent to which any claims may have been invalid or may not have been supportable with adequate documentation, and the filing of new duty drawback claims through the third quarter of 2007.

Concurrent with the U.S. Customs investigation, the Company performed an internal review of the entire $14.5 million of drawback claims filed with U.S. Customs to determine to what extent any claims may have been invalid or may not have been supported with adequate documentation. As a result of the internal review, the Company recorded a contingent liability of $9.5 million as the Company’s best estimate of probable loss. Through December 31, 2011, the Company had repaid $6.7 million to U.S. Customs for invalid claims. As a result of these payments, the Company’s remaining contingent liability totaled $2.8 million as of December 31, 2011.

In April 2012, the Company’s pending protests of U.S. Customs’ denial of claims were effectively concluded in the Company’s favor thereby allowing it to reduce the Company’s previously recorded contingent liability $2.2 million. This liability reduction was recorded as a reduction to cost of sales during the three months ended March 31, 2012.

Additionally, the Company has been subjected to the imposition of penalties by U.S. Customs with respect to claims. In December 2009, the Company received pre-penalty notices from U.S. Customs imposing penalties in the amount of $1.7 million. In April 2012, the Company received a final penalty notice from U.S. Customs that reduced the Company’s total liability for penalties to $0.9 million. This liability reduction was recorded as a reduction to cost of sales during the three months ended March 31, 2012.

During the fourth quarter of 2007, the Company began filing new duty drawback claims through a new authorized agent. Claims filed through December 31, 2011 totaled $8.5 million. No additional claims were filed during the three months ended March 31, 2012. As a result of the investigation discussed above, the Company has not recognized credits to cost of sales upon the filing of any of these new claims. Instead, the Company intends to record these credits only when payment is received from U.S. Customs, until a consistent history of receipts against claims filed has been established. Through March 31, 2012 the Company has received payments totaling $2.2 million from U.S. Customs in satisfaction of claims filed since initiating its new duty drawback program.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. There are currently no material pending or threatened claims against the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 28, 2012, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” of this Report which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our Common Stock during the three months ended March 31, 2012.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
January 1 - 31, 2012	—	$—	—	$2,973
February 1 - 29, 2012	30,252	24.78	—	2,973
March 1 - 31, 2012	—	—	—	2,973

Total	30,252	$24.78	—

(1)	Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the Company’s 2004 Stock Plan.
(2)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. The number of shares of Common Stock surrendered to satisfy tax liabilities for the three months ended March 31, 2012 was 30,252. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended March 31, 2012. At March 31, 2012, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2012	RTI INTERNATIONAL METALS, INC.

	By	/s/ WILLIAM T. HULL
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