Form 10-Q
period 2012-06-30
RTI INTERNATIONAL METALS INC
filed 2012-08-06
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

☐  Yes             ☑  No

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of July 31, 2012 was 30,317,173.

RTI INTERNATIONAL METALS, INC AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us,” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$190,277	$123,213	$353,127	$244,063
Cost and expenses:
Cost of sales	153,781	98,624	280,926	193,469
Selling, general, and administrative expenses	23,458	17,618	45,080	35,076
Research, technical, and product development expenses	1,104	890	2,169	1,522
Asset and asset-related charges (income)	—	—	—	(1,501)

Operating income	11,934	6,081	24,952	15,497
Other income (expense), net	570	133	302	(436)
Interest income	33	355	115	580
Interest expense	(4,209)	(4,250)	(8,487)	(8,550)

Income before income taxes	8,328	2,319	16,882	7,091
Provision for income taxes	3,165	191	6,094	2,621

Net income	$5,163	$2,128	$10,788	$4,470

Earnings per share:
Basic	$0.17	$0.07	$0.36	$0.15

Diluted	$0.17	$0.07	$0.36	$0.15

Weighted-average shares outstanding:
Basic	30,126,774	30,019,933	30,107,998	30,008,108

Diluted	30,222,380	30,318,084	30,215,503	30,273,669

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$5,163	$2,128	$10,788	$4,470
Other comprehensive income:
Foreign currency translation	(2,577)	(114)	(385)	3,590
Unrealized loss on investments,net of tax of $0, $67, $0 and $22	—	124	—	40
Realized loss on investments,net of tax of $0, $0, $4, and $0	—	—	8	—
Benefit plan amortization, net of tax of $725, $490, $1,450 and $980	1,204	909	2,407	1,818

Other comprehensive income (loss), net of tax	(1,373)	919	2,030	5,448

Comprehensive income	$3,790	$3,047	$12,818	$9,918

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$99,525	$156,842
Short-term investments	—	164,255
Receivables, less allowance for doubtful accounts of $993 and $872	107,455	95,022
Inventories, net	349,432	275,059
Deferred income taxes	19,332	18,674
Other current assets	12,900	9,932

Total current assets	588,644	719,784
Property, plant, and equipment, net	365,788	289,434
Marketable securities	—	12,683
Goodwill	140,211	55,864
Other intangible assets, net	58,251	22,576
Deferred income taxes	29,239	27,424
Other noncurrent assets	5,407	5,173

Total assets	$1,187,540	$1,132,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable.	$64,278	$59,591
Accrued wages and other employee costs	25,135	27,260
Unearned revenues.	42,056	31,690
Other accrued liabilities	21,716	20,085

Total current liabilities	153,185	138,626
Long-term debt	193,727	186,981
Liability for post-retirement benefits	42,000	41,388
Liability for pension benefits	13,402	20,830
Deferred income taxes	38,817	13,606
Other noncurrent liabilities	8,969	8,755

Total liabilities	450,100	410,186

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,097,449 and 30,948,209 shares issued; 30,314,874 and 30,198,780 shares outstanding	311	309
Additional paid-in capital	481,855	479,245
Treasury stock, at cost; 782,575 and 749,429 shares	(18,399)	(17,657)
Accumulated other comprehensive loss	(37,181)	(39,211)
Retained earnings	310,854	300,066

Total shareholders’ equity	737,440	722,752

Total liabilities and shareholders’ equity	$1,187,540	$1,132,938

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$10,788	$4,470
Adjustment for non-cash items included in net income:
Depreciation and amortization	18,957	11,279
Asset and asset-related charges (income)	—	(597)
Deferred income taxes	(2,025)	(2,547)
Stock-based compensation	2,518	2,502
Excess tax benefits from stock-based compensation activity	(66)	(263)
Gain on sale of property, plant and equipment	(74)	39
Amortization of discount on long-term debt	4,738	4,361
Other	758	(122)
Changes in assets and liabilities:
Receivables	2,904	(9,069)
Inventories	(54,089)	12,501
Accounts payable	4,172	(10,345)
Income taxes payable	5,117	(81)
Unearned revenue	9,526	(6,779)
Other current assets and liabilities	(13,154)	2,040
Other assets and liabilities	(4,279)	(2,169)

Cash provided by (used in) operating activities	(14,209)	5,220

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(185,633)	—
Maturity/sale of investments	176,809	19,079
Purchase of investments	(38)	(154,772)
Capital expenditures	(34,901)	(18,646)

Cash used in investing activities.	(43,763)	(154,339)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options.	211	201
Excess tax benefits from stock-based compensation activity	66	263
Repayments on long-term debt	(298)	(5)
Purchase of common stock held in treasury	(742)	(283)

Cash provided by (used in) financing activities	(763)	176

Effect of exchange rate changes on cash and cash equivalents	1,418	305

Decrease in cash and cash equivalents	(57,317)	(148,638)
Cash and cash equivalents at beginning of period	156,842	376,951

Cash and cash equivalents at end of period	$99,525	$228,313

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

Note 2—ORGANIZATION:

The Company is a leading producer and global supplier of advanced titanium mill products and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, medical device, and industrial and consumer markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI,” and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

On February 13, 2012, the Company completed its acquisition of all of the issued and outstanding common stock of REI Delaware Holding, Inc., which directly owns all of the issued and outstanding capital stock of Remmele Engineering, Inc. (“Engineering”) and indirectly owns all of the issued and outstanding capital stock of REI Medical, Inc. (“REI Medical” and together with Engineering, “Remmele”) for total consideration of approximately $188.4 million, including approximately $185.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. The total purchase price included adjustments totaling $6.4 million for capital expenditures incurred during the negotiating period and working capital which increased the total consideration paid from the contractual purchase price of $182.0 million. Remmele provides precision machining and collaborative engineering, as well as other key technologies and services, for the aerospace and defense and medical device sectors, and is included in the Fabrication Group Segment. The acquisition broadens the Company’s product offerings and provides access to new markets. Refer to Note 3 for additional information on this acquisition.

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

The Fabrication Group is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

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

Note 3—ACQUISITIONS:

Remmele.    On February 13, 2012, the Company purchased all of the outstanding common stock of Remmele for total consideration of approximately $188.4 million, including approximately $185.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. The total purchase price included the contractual purchase price of $182.0 million and adjustments totaling $6.4 million for capital expenditures incurred during the negotiating period and working capital. Remmele has four facilities in the Minneapolis, Minnesota area and engages in precision machining and manufacturing engineering services, as well as supply sourcing, assembly and integration, and other key services and technologies for the commercial aerospace, defense, and medical device sectors, and is included in the Fabrication Group Segment.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The purchase price allocation, which has not been finalized, is as follows:

Fair value of assets acquired:
Current assets, excluding inventories	$19,736
Inventories	21,264
Property, plant, and equipment	65,639
Other assets	166
Intangible assets:
Customer relationships	19,300
Developed technologies	9,400
Backlog	1,100
Trade name	7,600
Goodwill	84,105
Fair value of liabilities assumed:
Current liabilities	15,489
Deferred tax liabilities.	25,172
Capital leases, less current portion	2,016

Net assets acquired	$185,633

Goodwill is primarily attributable to Remmele’s assembled workforce and exposure to new customers for the Company’s products. It is not deductible for tax purposes. Customer relationships and developed technologies are being amortized over a period of 12 to 15 years and backlog over a period of two years. Trade names are not amortized as the Company believes that these assets have an indefinite life as the Company currently intends to continue use of the Remmele name indefinitely.

The amount of Remmele’s net sales and earnings included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012, and the net sales and earnings of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales:
Actual – Remmele	$32,743	$—	$49,822	$—
Supplemental pro forma – consolidated	$190,277	$156,321	$365,790	$307,947
Net income:
Actual – Remmele	$613	$—	$663	$—
Earnings per share (diluted)	$0.02	$—	$0.02	$—

Supplemental pro forma – consolidated	$6,330	$3,335	$12,410	$4,279
Earnings per share (diluted)	$0.21	$0.11	$0.41	$0.14

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

RTI Advanced Forming.    On November 23, 2011 the Company purchased all of the outstanding common stock of Aeromet Advanced Forming, Ltd. for total cash consideration of $36.1 million. Commensurate with the purchase, Aeromet Advanced Forming, Ltd. was renamed RTI Advanced Forming, Ltd. (“Advanced Forming”). Advanced Forming is located in Welwyn Garden City, Hertfordshire, England, and engages in hot forming, super plastic forming, diffusion bonding, and fabrication of titanium sheet and plate for the commercial aerospace and defense markets, and is included in the Fabrication Group Segment. The net working capital adjustment with respect to the acquisition of RTI Advanced Forming was agreed to in July 2012. The adjustment resulted in additional consideration of $256, which is included in total cash consideration and will be paid during the three months ending September 30, 2012.

The purchase price allocation, which has been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$5,186
Inventories	6,671
Plant and equipment	6,262
Intangible assets:
Customer relationships	5,913
Developed technologies	3,890
Goodwill	14,559
Liabilities assumed:
Current liabilities	2,613
Deferred tax liabilities	3,614
Other liabilities	186

Net assets acquired	$36,068

Goodwill is primarily attributable to expected synergies from providing titanium mill products from the Titanium Group and Advanced Forming’s assembled workforce and is not deductible for tax purposes. Customer relationships and developed technologies are being amortized over a period of 20 years.

Note 4 – STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2012, and the activity during the six months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2011	558,597
Granted	83,706
Forfeited	(2,867)
Expired	(4,218)
Exercised	(7,851)

Outstanding at June 30, 2012	627,367

Exercisable at June 30, 2012	451,004

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

The weighted-average grant date fair value of stock option awards granted during the six months ended June 30, 2012 was $13.49.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2012, and the activity during the six months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2011	163,070
Granted	82,326
Vested	(60,017)
Forefeited	(3,200)

Nonvested at June 30, 2012	182,179

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2012 was $24.63.

Performance Share Awards

A summary of the Company’s performance share award activity during the six months ended June 30, 2012 is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2011	160,771	321,542
Granted	61,230	122,460
Vested	(66,047)	(132,094)
Forfeited	(4,500)	(9,000)

Outstanding at June 30, 2012	151,454	302,908

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the six months ended June 30, 2012 was $35.59.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 5—INCOME TAXES:

Management estimates the annual effective income tax rate quarterly based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, increased or decreased for the tax effect of discrete items.

For the six months ended June 30, 2012, the estimated annual effective tax rate applied to ordinary income was 35.4%, compared to a rate of 35.0% for the six months ended June 30, 2011. The Company’s effective income tax rate increased 0.4 percentage points from 2011 principally due to the effects of foreign operations, partially offset by adjustments to unrecognized tax benefits. Although these factors are present in both 2012 and 2011, the differing mix of foreign losses and domestic income between the periods and the level of expected annual operating results forecasted in each period influenced the tax rates for each respective period.

Inclusive of discrete items, the Company recognized a provision for income taxes of $6,094, or 36.1% of pretax income, and $2,621, or 37.0% of pretax income, for federal, state, and foreign income taxes for the six months ended June 30, 2012 and 2011, respectively. Discrete items for each of the six months ended June 30, 2012 and 2011 were $0.1 million.

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

At June 30, 2012, the Company had $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) outstanding. For the three and six months ended June 30, 2012 and 2011, 6.4 million potential shares of Common Stock related to the Notes have been excluded from the calculation of diluted earnings per share because their effects were antidilutive, as calculated under the “If Converted” method.

For the three and six months ended June 30, 2012, options to purchase 429,769 and 419,384 shares of Common Stock, at an average price of $38.15 and $38.55, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three and six months ended June 30, 2011, options to purchase 249,865 and 248,601 shares of Common Stock, at an average price of $48.18 and $48.31, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s restricted stock awards are considered participating securities. As such, the Company uses the two-class method to compute basic and diluted earnings per share. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income before allocation of earnings to participating securities.	$5,163	$2,128	$10,788	$4,470
Less: Earnings allocated to participating securities	(31)	(11)	(63)	(24)

Net income attributable to common shareholders, after earnings allocated to participating securities	$5,132	$2,117	$10,725	$4,446

Denominator:
Basic weighted-average shares outstanding	30,126,774	30,019,933	30,107,998	30,008,108
Effect of dilutive securities	95,606	298,151	107,505	265,561

Diluted weighted-average shares outstanding	30,222,380	30,318,084	30,215,503	30,273,669

Earnings per share:
Basic	$0.17	$0.07	$0.36	$0.15
Diluted.	$0.17	$0.07	$0.36	$0.15

Note 7—FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates fair value.

As of June 30, 2012, the Company did not have any financial assets or liabilities that were measured at fair value on either a recurring or a non-recurring basis.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$99,525	$99,525	$156,842	$156,842
Long-term debt (excluding capital leases)	$191,719	$233,738	$186,981	$229,540

The fair value of long-term debt was estimated based on the quoted market price for the debt (Level 2).

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 51% and 60% of the Company’s inventories at June 30, 2012 and December 31, 2011, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). As of June 30, 2012 and December 31, 2011, the current cost of inventories exceeded their carrying value by $62,801 and $63,826, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials and supplies	$118,604	$83,778
Work-in-process and finished goods	293,629	255,107
LIFO reserve	(62,801)	(63,826)

Total inventories	$349,432	$275,059

Note 9—GOODWILL AND OTHER INTANGIBLE ASSETS:

The carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during the first six months of 2012, uncertainties or other factors that could result in a potential impairment in future periods include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace or defense programs in which the Company currently participates, including the Joint Strike Fighter program, the Airbus family of aircraft, including the A380 and A350XWB programs, or the Boeing 747-8 program. In addition, the Company’s ability to ramp up its production in a cost efficient manner may also impact the results of a future impairment test.

Goodwill.    The carrying amount of goodwill attributable to each segment at December 31, 2011 and June 30, 2012 was as follows:

	Titanium Group	Fabrication Group	Distribution Group	Total
December 31, 2011	$2,548	$43,483	$9,833	$55,864
Acquisitions (Note 3)	—	84,105	—	84,105
Translation adjustment	—	(14)	—	(14)
Purchase price allocation adjustment	—	256	—	256

June 30, 2012	$2,548	$127,830	$9,833	$140,211

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Intangibles.    Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. Trade names are not amortized, as the Company believes that these assets have an indefinite life as the Company currently intends to continue use of the Remmele name indefinitely. Other intangible assets are being amortized over the following periods:

Intangible Asset	Amortization Period
Customer relationships	15-20 years
Developed technology	12-20 years
Backlog	2 years

There were no intangible assets attributable to our Titanium or Distribution Groups at December 31, 2011 and June 30, 2012. The carrying amounts of intangible assets attributable to the Company’s Fabrication Group at December 31, 2011 and June 30, 2012 were as follows:

Intangible Assets
December 31, 2011	$22,576
Intangible assets acquired (Note 3)	37,400
Amortization	(1,346)
Translation adjustment	(379)

June 30, 2012.	$58,251

Note 10—LONG-TERM DEBT:

Long-term debt consisted of:

	June 30, 2012	December 31, 2011
$230 million aggregate principal amount 3.0% convertible notes due December 2015	$191,699	$186,961
Capital leases	2,884	—
Other	20	20

Total debt	194,603	186,981
Less: Current portion of capital leases	(876)	—

Total long-term debt	$193,727	$186,981

During the three and six months ended June 30, 2012, the Company recorded long-term debt discount amortization of $2,386 and $4,738, respectively, as a component of interest expense. Interest expense from the amortization of debt issuance costs was $384 and $752, respectively, for the three and six months ended June 30, 2012. Additionally, the Company capitalized interest totaling $470 and $821 for the three and six months ended June 30, 2012, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

During the three and six months ended June 30, 2011, the Company recorded long-term debt discount amortization of $2,195 and $4,361, respectively, as a component of interest expense. Interest expense from the amortization of debt issuance costs was $280 and $560, respectively, for the three and six months ended June 30, 2011. Additionally, the Company capitalized interest totaling $164 and $258 for the three and six months ended June 30, 2011, respectively.

On May 23, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced its First Amended and Restated Credit Agreement, as amended. The Credit Agreement provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. The Company had no borrowings outstanding under either the Credit Agreement at June 30, 2012 or the First Amended and Restated Credit Agreement at June 30, 2011.

Note 11—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2012 and 2011 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$612	$511	$1,224	$1,023	$168	$186	$336	$373
Interest cost	1,773	1,794	3,546	3,588	525	591	1,050	1,181
Expected return on plan assets	(2,426)	(1,948)	(4,852)	(3,896)	—	—	—	—
Amortization of prior service cost	245	101	490	201	304	304	608	607
Amortization of actuarial loss	1,340	1,005	2,680	2,009	39	—	78	—

Net periodic benefit cost.	$1,544	$1,463	$3,088	$2,925	$1,036	$1,081	$2,072	$2,161

During the three and six months ended June 30, 2012, the Company made cash contributions totaling $1.6 million and $7.3 million, respectively, to its qualified defined benefit pension plans. The Company expects to make additional cash contributions of at least $12.3 million during the remainder of 2012 in order to maintain its desired 95% funding status.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Duty Drawback Investigation

As previously disclosed, the Company has been subject to investigation by U.S. Customs and Border Protection (“U.S. Customs”) since 2007 relating to $7.6 million of historic claims filed in connection with a duty recapture program. As part of this program, the Company utilized an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for Company or customer products shipped outside the United States. The Company had recorded a contingent liability of $9.5 million as its best estimate of probable loss in connection with the investigation, and repaid $6.7 million to U.S. Customs through the end of 2011 for invalid claims.

In April 2012, the Company received favorable rulings from U.S. Customs that effectively settled the ongoing claim protests and was issued a final penalty notice, which provided some penalty relief and reduced the Company’s liability for penalties to $0.9 million. As a result of this final penalty notice, the Company reduced its contingent liability $2.2 million with respect to the above-mentioned claims. The liability reduction was recorded during the three months ended March 31, 2012, and the penalty paid during the three months ended June 30, 2012.

The Company has filed $8.5 million of new duty drawback claims through a new authorized agent beginning in the fourth quarter of 2007 through the end of 2011. No additional claims have been filed during the six months ended June 30, 2012. As a result of the investigation discussed above, the Company only records these credits when payment is received from U.S. Customs, until a consistent history of receipts against claims filed has been established, at which time the Company may begin to recognize credits to cost of sales upon filing. Through June 30, 2012 the Company had received payments totaling $3.2 million from U.S. Customs in satisfaction of claims filed since initiating its new duty drawback program.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $662 to $2,134 in the aggregate. At June 30, 2012 and December 31, 2011, the amounts accrued for future environmental-related costs were $1,277 and $1,349, respectively. Of the total amount accrued at June 30, 2012, $13 was expected to be paid out within the next twelve months, and was included in the other accrued liabilities line of the balance sheet. The remaining $1,265 was recorded in other noncurrent liabilities. During the six months ended June 30, 2012, the Company made payments totaling $72 related to its environmental liabilities. There were no payments during the three months ended June 30, 2012.

Other Matters

The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.

Note 13—SEGMENT REPORTING:

The Company has three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group. Both the Fabrication Group and the Distribution Group utilize the Titanium Group as their primary source of titanium mill products. Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. General corporate assets include unallocated cash and deferred taxes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales:
Titanium Group …	$38,495	$36,414	$77,228	$71,955
Intersegment sales	48,448	38,192	98,372	71,968

Total Titanium Group sales	86,943	74,606	175,600	143,923
Fabrication Group.	84,300	32,152	146,071	70,254
Intersegment sales	21,519	15,249	42,395	28,554

Total Fabrication Group sales.	105,819	47,401	188,466	98,808
Distribution Group.	67,482	54,647	129,828	101,854
Intersegment sales	1,073	368	1,732	801

Total Distribution Group sales.	68,555	55,015	131,560	102,655
Eliminations	71,040	53,809	142,499	101,323

Total consolidated net sales	$190,277	$123,213	$353,127	$244,063

Operating income (loss):
Titanium Group before corporate allocations	$7,780	$11,819	$20,425	$23,109
Corporate allocations	(2,835)	(2,637)	(6,442)	(5,188)

Total Titanium Group operating income	4,945	9,182	13,983	17,921
Fabrication Group before corporate allocations	6,141	(1,826)	9,292	194
Corporate allocations	(3,858)	(3,418)	(6,924)	(6,724)

Total Fabrication Group operating income (loss)	2,283	(5,244)	2,368	(6,530)
Distribution Group before corporate allocations	6,621	4,190	12,796	8,134
Corporate allocations	(1,915)	(2,047)	(4,195)	(4,028)

Total Distribution Group operating income	4,706	2,143	8,601	4,106

Total consolidated operating income	$11,934	$6,081	$24,952	$15,497

	June 30, 2012	December 31, 2011
Total assets:
Titanium Group	$364,371	$356,391
Fabrication Group	549,006	296,598
Distribution Group	180,810	170,584
General corporate assets	93,353	309,365

Total consolidated assets	$1,187,540	$1,132,938

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

Note 15—GUARANTOR SUBSIDIARIES:

The Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several of RTI International Metals, Inc.’s (the “Parent’s”) 100% owned subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary would be automatically released from its guarantee of the Notes if either (i) it ceases to be a guarantor of the Parent’s Credit Agreement or (ii) it ceases to be a subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$148,017	$98,455	$(56,195)	$190,277
Costs and expenses:
Cost of sales	—	127,484	82,492	(56,195)	153,781
Selling, general, and administrative expenses	(933)	14,635	9,756	—	23,458
Research, technical, and product development expenses	—	1,208	(104)	—	1,104

Operating income	933	4,690	6,311	—	11,934
Other income (expense), net	(32)	1	601	—	570
Interest income (expense), net	(3,903)	(15)	(258)	—	(4,176)
Equity in earnings of subsidiaries	5,328	—	—	(5,328)	—

Income before income taxes	2,326	4,676	6,654	(5,328)	8,328
Provision for (benefit from) income taxes	(2,837)	2,926	3,076	—	3,165

Net income	$5,163	$1,750	$3,578	$(5,328)	$5,163

Comprehensive income	$3,790	$2,801	$1,001	$(3,802)	$3,790

The Parent Company allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses. A credit in Parent Company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$82,096	$84,802	$(43,685)	$123,213
Costs and expenses:
Cost of sales	—	68,359	73,950	(43,685)	98,624
Selling, general, and administrative expenses	(150)	5,869	11,899	—	17,618
Research, technical, and product development expenses	—	798	92	—	890

Operating income	150	7,070	(1,139)	—	6,081
Other income (expense), net	(16)	37	112	—	133
Interest income (expense), net	(4,138)	504	(261)	—	(3,895)
Equity in earnings of subsidiaries	4,832	—	—	(4,832)	—

Income before income taxes	828	7,611	(1,288)	(4,832)	2,319
Provision for (benefit from) income taxes	(1,300)	2,854	(1,363)	—	191

Net income	$2,128	$4,757	$75	$(4,832)	$2,128

Comprehensive income	$3,047	$5,638	$(40)	$(5,598)	$3,047

The Parent Company allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent Company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$247,734	$219,699	$(114,306)	$353,127
Costs and expenses:
Cost of sales	—	209,233	185,999	(114,306)	280,926
Selling, general, and administrative expenses	(1,035)	21,324	24,791	—	45,080
Research, technical, and product development expenses	95	2,024	50	—	2,169

Operating income	940	15,153	8,859	—	24,952
Other income (expense), net	(45)	281	66	—	302
Interest income (expense), net	(7,917)	159	(614)	—	(8,372)
Equity in earnings of subsidiaries	13,917	—	—	(13,917)	—

Income before income taxes	6,895	15,593	8,311	(13,917)	16,882
Provision for (benefit from) income taxes	(3,893)	5,968	4,019	—	6,094

Net income	$10,788	$9,625	$4,292	$(13,917)	$10,788

Comprehensive income	$12,818	$11,735	$3,907	$(15,642)	$12,818

The Parent Company allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent Company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$161,018	$166,904	$(83,859)	$244,063
Costs and expenses:
Cost of sales	—	133,011	144,317	(83,859)	193,469
Selling, general, and administrative expenses	(565)	11,669	23,972	—	35,076
Research, technical, and product development expenses	—	1,430	92	—	1,522
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income	565	14,908	24	—	15,497
Other income (expense), net	(33)	(34)	(369)	—	(436)
Interest income (expense), net	(8,339)	867	(498)	—	(7,970)
Equity in earnings of subsidiaries	10,431	—	—	(10,431)	—

Income before income taxes	2,624	15,741	(843)	(10,431)	7,091
Provision for (benefit from) income taxes	(1,846)	5,708	(1,241)	—	2,621

Net income	$4,470	$10,033	$398	$(10,431)	$4,470

Comprehensive income	$9,918	$11,619	$3,988	$(15,607)	$9,918

The Parent Company allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent Company SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of June 30, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$92,864	$6,661	$—	$99,525
Receivables, net	162	76,198	64,383	(33,288)	107,455
Inventories, net	—	178,140	171,292	—	349,432
Deferred income taxes	17,177	2,098	57	—	19,332
Other current assets	4,271	4,565	4,064	—	12,900

Total current assets	21,610	353,865	246,457	(33,288)	588,644
Property, plant, and equipment, net	543	301,438	63,807	—	365,788
Goodwill	—	102,202	38,009	—	140,211
Other intangible assets, net	—	36,436	21,815	—	58,251
Deferred income taxes	—	25,314	30,750	(26,825)	29,239
Other noncurrent assets	4,768	201	438	—	5,407
Intercompany investments	962,343	71,231	180	(1,033,754)	—

Total assets	$989,264	$890,687	$401,456	$(1,093,867)	$1,187,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021	$43,562	$52,983	$(33,288)	$64,278
Accrued wages and other employee costs	4,465	13,477	7,193	—	25,135
Unearned revenue	—	704	41,352	—	42,056
Other accrued liabilities	6,388	7,823	7,505	—	21,716

Total current liabilities	11,874	65,566	109,033	(33,288)	153,185
Long-term debt	191,699	2,028	—	—	193,727
Intercompany debt	—	111,916	100,929	(212,845)	—
Liability for post-retirement benefits	—	42,000	—	—	42,000
Liability for pension benefits	6,133	6,730	539	—	13,402
Deferred income taxes	36,857	25,172	3,613	(26,825)	38,817
Other noncurrent liabilities	5,261	3,491	217	—	8,969

Total liabilities	251,824	256,903	214,331	(272,958)	450,100

Shareholders’ equity	737,440	633,784	187,125	(820,909)	737,440

Total liabilities and shareholders’ equity	$989,264	$890,687	$401,456	$(1,093,867)	$1,187,540

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$8,555	$(8,194)	$(14,570)	$—	$(14,209)

Investing activities:
Investments in subsidiaries, net	184,545	—	—	(184,545)	—
Acquisitions, net of cash acquired	(185,633)	—	—	—	(185,633)
Capital expenditures	—	(32,370)	(2,531)	—	(34,901)
Investments, net	—	176,771	—	—	176,771

Cash provided by (used in) investing activities	(1,088)	144,401	(2,531)	(184,545)	(43,763)

Financing activities:
Proceeds from exercise of employee stock options	211	—	—	—	211
Excess tax benefits from stock-based compensation activity	66	—	—	—	66
Parent company investments	—	(194,545)	10,000	184,545	—
Repayments on long-term debt	—	(298)	—	—	(298)
Intercompany debt	(7,002)	7,229	(227)	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(7,467)	(187,614)	9,773	184,545	(763)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,418	—	1,418

Decrease in cash and cash equivalents	—	(51,407)	(5,910)	—	(57,317)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$92,864	$6,661	$—	$99,525

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$7,276	$19,421	$(21,477)	$—	$5,220

Investing activities:
Investments, net	—	(135,693)	—	—	(135,693)
Capital expenditures	—	(17,480)	(1,166)	—	(18,646)
Investment in subsidiaries	(1,375)	—	—	1,375	—

Cash used in investing activities	(1,375)	(153,173)	(1,166)	1,375	(154,339)

Financing activities:
Proceeds from exercise of employee stock options	201	—	—	—	201
Excess tax benefits from stock-based compensation activity	263	—	—	—	263
Parent company investment	—	—	1,375	(1,375)	—
Repayments on long-term debt	—	—	(5)	—	(5)
Intercompany debt	(6,082)	(1,834)	7,916	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(5,901)	(1,834)	9,286	(1,375)	176
Effect of exchange rate changes on cash and cash equivalents	—	—	305	—	305

Decrease in cash and cash equivalents	—	(135,586)	(13,052)	—	(148,638)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$215,043	$13,270	$—	$228,313

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

changes in defense spending, including the impact of sequestration on the U.S. Defense budget, and cancellation or changes in defense programs or initiatives, including the Joint Strike Fighter program,

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

On February 13, 2012, we acquired REI Delaware Holding, Inc., which directly owns all of the issued and outstanding capital stock of Remmele Engineering, Inc. (“Engineering”) and indirectly owns all of the issued and outstanding capital stock of REI Medical, Inc. (“REI Medical” and together with Engineering, “Remmele”). Due to these acquisitions, additional risks and uncertainties may arise that could affect our financial performance and actual results and could cause actual results for fiscal 2012 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risks associated with combining businesses and/or with assimilating acquired companies.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended June 30, 2012 and 2011, approximately 56% and 51%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. For the six months ended June 30, 2012 and 2011, approximately 56% and 50%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. The increase in sales to the Fabrication and Distribution Groups in 2012 was primarily due to strengthening demand for the Distribution Group’s titanium products, increasing its demand for mill products from the Titanium Group.

Trends and Uncertainties

Notwithstanding the uncertainties in the defense sector due to overall budget pressures and the pending impact to programs in which we participate if the sequestration of Department of Defense appropriations, effective in January 2013, is not rescinded by Congress, we believe that overall end-market titanium demand is continuing to accelerate, driven largely by rising commercial aircraft production by Airbus and Boeing and strong jet engine market activity, both of which are contributing to the increasing order activity in our titanium mill product business. Furthermore, we continue to win incremental value-added packages in validation of our strategy to move further up the value chain. We believe that our recent acquisitions will further this move toward becoming an integrated supplier of advanced titanium products to our customers.

In the near-term, we will continue to be impacted by higher titanium sponge pricing as our annual sponge pricing negotiations reflect increases in the underlying raw material inputs. In the medium to long-term, we expect these costs to moderate as supply catches up with demand.

Results of Operations

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Net Sales.     Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2012	2011
Titanium Group	$38.5	$36.4	$2.1	5.8%
Fabrication Group	84.3	32.2	52.1	161.8%
Distribution Group	67.5	54.6	12.9	23.6%

Total consolidated net sales	$190.3	$123.2	$67.1	54.5%

The increase in the Titanium Group’s net sales was primarily the result of an increase in prime mill product shipments to trade customers to 1.90 million pounds for the three months ended June 30, 2012 from 1.65 million pounds for the three months ended June 30, 2011, partially offset by a decrease in average realized selling price to $17.39 per pound from $18.05 per pound during each respective period, resulting in a $3.2 million increase to net sales. The strengthening shipment volume was driven by higher aircraft build rates by both Boeing and Airbus. Partially offsetting this increase was a reduction in net sales of $1.1 million due to lower ferro-alloy demand from our specialty steel customers.

The increase in the Fabrication Group’s net sales was primarily attributable to our two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011, which increased net sales $39.2 million. Additionally, strong demand from our energy market customers resulted in a $10.1 million increase in net sales. Net sales were further impacted by higher demand from our commercial aerospace customers, which increased net sales $6.3 million. These increases were partially offset by a decrease in demand from our defense market customers, which reduced net sales $3.5 million.

The increase in the Distribution Group’s net sales was primarily due to higher sales volume, driven by increased demand for our titanium products in the commercial aerospace and defense markets which increased net sales $17.0 million, partially offset by lower average realized selling prices due to a lower-priced sales mix, which reduced net sales $4.1 million.

Gross Profit.    Gross profit for our reportable segments for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$10.7	27.8%	$14.4	39.6%	$(3.7)	(25.7)%
Fabrication Group	15.4	18.3%	2.2	6.8%	13.2	600.0%
Distribution Group	10.4	15.4%	8.0	14.7%	2.4	30.0%

Total consolidated gross profit	$36.5	19.2%	$24.6	20.0%	$11.9	48.4%

The decrease in the Titanium Group’s gross profit was due to lower average realized selling prices coupled with a 2.6% increase in average cost per pound, which rose to $14.18 for the three months ended June 30, 2012 from $13.82 for the three months ended June 30, 2011, principally due to higher raw material costs. Additionally, the three months ended June 30, 2011 included an additional $1.1 million due to the settlement of the Tronox supply contract dispute.

The increase in the Fabrication Group’s gross profit was primarily attributable to our two recent acquisitions, which benefited gross profit $6.6 million. Additionally, improved production efficiencies and higher net sales resulted in a $6.6 million increase in gross profit.

The increase in the Distribution Group’s gross profit was principally related to increased sales volumes, which increased gross profit $2.4 million, primarily driven by higher customer demand in the Airbus program, JSF contract and commercial aerospace and defense markets.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$4.7	12.2%	$4.5	12.4%	$0.2	4.4%
Fabrication Group	13.0	15.4%	7.4	23.0%	5.6	75.7%
Distribution Group	5.8	8.6%	5.7	10.4%	0.1	1.8%

Total consolidated SG&A	$23.5	12.3%	$17.6	14.3%	$5.9	33.5%

The $5.9 million increase in SG&A expenses was primarily related to our recent acquisitions, which increased SG&A expenses $5.0 million. Additionally, SG&A expenses were impacted by a $0.5 million increase in salary, benefit, and incentive-related expenses at our legacy businesses and a $0.4 million increase in professional and consulting fees. SG&A expenses decreased as a percentage of sales due to the leverage gained through the increase in net sales.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $1.1 million and $0.9 million for the three month periods ended June 30, 2012 and 2011, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations and new product development.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$4.9	12.7%	$9.2	25.3%	$(4.3)	(46.7)%
Fabrication Group	2.3	2.7%	(5.3)	265.0%	7.6	143.4%
Distribution Group	4.7	7.0%	2.2	4.0%	2.5	113.6%

Total consolidated operating income	$11.9	6.3%	$6.1	5.0%	$5.8	95.1%

The decrease in the Titanium Group’s operating income was primarily attributable to lower gross profit, largely due to lower average realized selling prices and increased costs. Additionally, the three months ended June 30, 2011 included an additional $1.1 million due to the settlement of the Tronox supply contract dispute.

The increase in the Fabrication Group’s operating income was principally attributable to higher gross profit, partially offset by higher SG&A resulting from our two recent acquisitions.

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit due to increased sales, which were primarily driven by higher demand for our titanium products in the commercial aerospace and defense markets.

Other Income (Expense).    Other income (expense) for the three months ended June 30, 2012 and 2011 was $0.6 million and $0.1 million, respectively. Other income (expense) consists of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense.    Interest income was not material for the three months ended June 30, 2012 and was $0.4 million for the three months ended June 30, 2011. The decrease was principally related to lower overall cash and investment balances compared to the prior year period. Interest expense for the three months ended June 30, 2012 and 2011 was $4.2 and $4.3 million, respectively, as there have not been significant changes to our debt structure.

Provision for Income Taxes.    We recognized a provision for income taxes of $3.2 million, or 38.0% of pretax income, and $0.2 million, or 8.2% of pretax income, for federal, state, and foreign income taxes for the three months ended June 30, 2012 and 2011, respectively. Discrete items included in each period were $0.1 million.

Our effective income tax rate for the second quarter 2012 increased 31.0 percentage points compared to the second quarter 2011. This increase was principally due to the effect of a reduction to the annual effective tax rate between the first and second quarter of 2011. Consequently, the tax provision in the three months ended June 30, 2011 reflects a substantial reduction in year-to-date tax expense attributable to the lower annual effective tax rate. The effect of the discrete items resulted in a decrease of 1.2 percentage points.

Refer to Note 5 to accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2012	2011
Titanium Group	$77.2	$72.0	$5.2	7.2%
Fabrication Group	146.1	70.3	75.8	107.8%
Distribution Group	129.8	101.8	28.0	27.5%

Total consolidated net sales..	$353.1	$244.1	$109.0	44.7%

The increase in the Titanium Group’s net sales was primarily the result of an increase in prime mill product shipments to trade customers to 3.75 million pounds for the six months ended June 30, 2012 from 3.31 million pounds for the six months ended June 30, 2011, partially offset by a decrease in average realized selling prices to $17.56 per pound from $17.72 per pound during each respective period, resulting in a $7.1 million increase to net sales. The strengthening shipment volume was driven by higher aircraft build rates by both Boeing and Airbus. Partially offsetting these increases were reduced net sales of $1.9 million due to lower ferro-alloy demand from our specialty steel customers.

The increase in the Fabrication Group’s net sales was primarily attributable to our two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011, which increased net sales $63.5 million. Additionally, strong demand from our energy market customers resulted in a $12.7 million increase in net sales. Net sales were further impacted by higher demand from our commercial aerospace customers, which increased net sales $4.5 million. These increases were partially offset $4.9 million due to decreased demand from our defense market customers.

The increase in the Distribution Group’s net sales was primarily due to higher sales volume, driven by increased demand for our titanium products in the commercial aerospace and defense markets. The increase in demand resulted in higher sales volumes, which increased net sales $32.4 million, partially offset by lower average realized selling prices due to a lower-priced sales mix, which reduced net sales $4.4 million.

Gross Profit.    Gross profit for our reportable segments for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended June 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$26.1	33.8%	$26.6	36.9%	$(0.5)	(1.9)%
Fabrication Group	25.6	17.5%	8.1	11.5%	17.5	216.0%
Distribution Group	20.5	15.8%	15.9	15.6%	4.6	28.9%

Total consolidated gross profit	$72.2	20.4%	$50.6	20.7%	$21.6	42.7%

Excluding the $3.0 million duty drawback accrual reversal and the $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Group’s gross profit decreased $2.4 million. This decrease was primarily due to lower average realized selling prices coupled with a 2.8% increase in average cost per pound, which rose to $14.11 for the six months ended June 30, 2012 from $13.73 for the six months ended June 30, 2011, principally due to higher raw material costs. Furthermore, the Titanium Group was unfavorably impacted $0.4 million due to lower margins on sales of ferro-alloys to its specialty steel customers.

The increase in the Fabrication Group’s gross profit was primarily attributable to our two recent acquisitions, which benefited gross profit $10.3 million. Additionally, improved production efficiencies and higher sales resulted in a $7.2 million increase in gross profit.

The increase in the Distribution Group’s gross profit was principally related to increased sales volumes, which increased gross profit $4.6 million, primarily driven by higher customer demand in the Airbus and JSF programs.

Selling, General, and Administrative Expenses.    SG&A expenses for our reportable segments for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$10.2	13.2%	$8.8	12.2%	$1.4	15.9%
Fabrication Group	23.0	15.7%	14.6	20.8%	8.4	57.5%
Distribution Group	11.9	9.2%	11.7	11.5%	0.2	1.7%

Total consolidated SG&A	$45.1	12.8%	$35.1	14.4%	$10.0	28.5%

The $10.0 million increase in SG&A expenses was primarily related to our recently acquired businesses, which increased SG&A expenses $8.0 million. Additionally, SG&A expenses were impacted by a $1.1 million increase in salary, benefit, and incentive-related expenses at our legacy businesses and a $0.9 million increase in professional and consulting fees. SG&A expenses decreased as a percentage of sales due to the leverage gained through the increase in net sales.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $2.2 million and $1.5 million for the six month periods ended June 30, 2012 and 2011, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations and new product development.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended June 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$14.0	18.1%	$17.9	24.9%	$(3.9)	(21.8)%
Fabrication Group	2.4	1.6%	(6.5)	9.2%	8.9	136.9%
Distribution Group	8.6	6.6%	4.1	4.0%	4.5	109.8%

Total consolidated operating income	$25.0	7.1%	$15.5	6.3%	$9.5	61.3%

Excluding the $3.0 million duty drawback accrual reversal and the $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Group’s operating income decreased $5.8 million. The decrease was primarily attributable to lower gross profit, largely due to lower average realized selling prices and increased costs. The six months ended June 30, 2011 was also benefited $1.5 million due to the settlement of accrued contractual commitments at the Company’s canceled titanium sponge plant.

The increase in the Fabrication Group’s operating income was principally attributable to higher gross profit driven primarily by our two recent acquisitions, as well as improved operational efficiencies and higher net sales. These increases were partially offset by higher SG&A expenses related to the acquisitions.

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit due to increased sales, which were primarily driven by higher demand for our titanium products in the commercial aerospace and defense markets.

Other Income (Expense).    Other income (expense) for the six months ended June 30, 2012 and 2011 was $0.3 million and $(0.4) million, respectively. Other income (expense) consists of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense.    Interest income for the six months ended June 30, 2012 and 2011 was $0.1 million and $0.6 million, respectively. The decrease was principally related to lower overall cash and investment balances compared to the prior year period. Interest expense for the six months ended June 30, 2012 and 2011 was $8.5 million and $8.6 million, respectively, as there have not been significant changes to our debt structure.

Provision for Income Taxes.    We recognized a provision for income taxes of $6.1 million, or 36.1% of pretax income, and $2.6 million, or 37.0% of pretax income, for federal, state, and foreign income taxes for the six months ended June 30, 2012 and 2011, respectively. Discrete items included in each period were $0.1 million.

The 0.9 percentage point decrease from 2011 to 2012 was principally due to the effect of the discrete items included in each period, which decreased tax expense as a percentage of pretax income 1.3 percentage points, partially offset 0.4 percentage points due to an increase in our annual effective income tax rate, which was driven by the effect of foreign operations and adjustments to unrecognized tax benefits. Although these factors are present in both 2011 and 2012, the differing mix of foreign losses and domestic income between the periods and the level of expected annual operating results forecasted in each period influenced the tax rates for each respective period.

The effects of foreign operations, which includes the impact of lower foreign statutory income tax rates, certain statutory allowances, foreign exchange rate movements, and foreign tax credits accounted for 4.9 percentage points of the increase. Adjustments to unrecognized tax benefits decreased the rate by 3.5 percentage points. State income tax effects, changes in nondeductible officers’ compensation and change in other nondeductible expenses contributed an additional 1.0 percentage point decrease.

Refer to Note 5 to accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

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

On May 23, 2012, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our then existing First Amended and Restated Credit Agreement, as amended. The Credit Agreement provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under either the Credit Agreement at June 30, 2012 or under the First Amended and Restated Credit Agreement at June 30, 2011.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $99.5 million and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating needs and capital expansion plans.

These financial covenants are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was (1.7) at June 30, 2012. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 12.6 at June 30, 2012. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At June 30, 2012, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements.    There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash provided by (used in) operating activities.    Cash provided by (used in) operating activities for the six months ended June 30, 2012 and 2011 was $(14.2) million and $5.2 million, respectively. This decrease is primarily due to increased working capital, resulting from higher accounts receivable and inventories, partially offset by increases in accounts payable and unearned revenue.

Cash provided by (used in) investing activities.    Cash provided by (used in) investing activities for the six months ended June 30, 2012 and 2011 was $(43.8) million and $(154.3) million, respectively. For the six months ended June 30, 2012, investing activities consisted primarily of the purchase of Remmele, which included cash consideration of $185.6 million, available-for-sale investments activity which provided $176.8 million as we sold available-for-sale investments to fund the purchase of Remmele, and capital expenditures of $34.9 million. For the six months ended June 30, 2011, we had net investment purchases of $135.7 million and capital expenditures of $18.6 million.

Cash provided by (used in) financing activities.    During both periods presented, there was limited financing activity.

Duty Drawback Investigation

As previously disclosed, we have been subject to investigation by U.S. Customs and Border Protection (“U.S. Customs”) since 2007 relating to $7.6 million of historic claims filed in connection with a duty recapture program. As part of this program, we utilized an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for Company or customer products shipped outside the United States. We had recorded a contingent liability of $9.5 million as our best estimate of probable loss in connection with the investigation, and repaid $6.7 million to U.S. Customs through the end of 2011 for invalid claims.

In April 2012, we received favorable rulings from U.S. Customs that effectively settled our ongoing claim protests and were issued a final penalty notice, which provided some penalty relief and reduced our liability for penalties to $0.9 million. As a result of this final penalty notice, we reduced our contingent liability $2.2 million with respect to the above-mentioned claims. The liability reduction was recorded during the three months ended March 31, 2012, and the penalty paid during the three months ended June 30, 2012.

We have filed $8.5 million of new duty drawback claims through a new authorized agent beginning in the fourth quarter of 2007 through the end of 2011. No additional claims have been filed during the six months ended June 30, 2012. As a result of the investigation discussed above, we only record these credits when payment is received from U.S. Customs, until a consistent history of receipts against claims filed has been established, at which time we may begin to recognize credits to cost of sales upon filing. Through June 30, 2012 we have received payments totaling $3.2 million from U.S. Customs in satisfaction of claims filed since initiating our new duty drawback program.

Backlog

The Company’s order backlog for all markets was approximately $586 million as of June 30, 2012, compared to $476 million at December 31, 2011. Of the backlog at June 30, 2012, approximately $341 million is expected to be realized over the remainder of 2012. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.7 million to $2.1 million in the aggregate. For both June 30, 2012 and December 31, 2011, the amount accrued for future environmental-related costs was $1.3 million. Of the amount accrued at June 30, 2012, $1.3 million is recorded in other noncurrent liabilities. During the six months ended June 30, 2012, payments related to our environmental liabilities were $0.1 million. There were no payments during the three months ended June 30, 2012.

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On February 13, 2012, we completed our acquisition of Remmele. See Note 3, “Acquisitions” in the Notes to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the acquisition. Remmele and its subsidiaries represent approximately 19% of the Company’s total assets as of June 30, 2012. Management’s evaluation and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012 excludes an evaluation of the internal control over financial reporting of Remmele and its subsidiaries, consistent with the SEC’s guidance for newly acquired businesses.

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

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were no shares of Common Stock surrendered to satisfy tax liabilities for the three months ended June 30, 2012. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended June 30, 2012. At June 30, 2012, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2012	RTI INTERNATIONAL METALS, INC.

	By	/S/ WILLIAM T. HULL
William T. Hull
Senior Vice President and Chief Financial Officer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Second Supplemental Indenture, dated May 30, 2012 by and between RTI International Metals, Inc., REI Medical, Inc., Remmele Engineering, Inc. and the Bank of New York Mellon Trust Company, N.A., filed herewith.

10.1	Board of Directors Compensation Program, as amended April 26, 2012.

10.2	Second Amended and Restated Credit Agreement dated May 23, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated May 23, 2012.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document