Form 10-Q
period 2012-09-30
RTI INTERNATIONAL METALS INC
filed 2012-11-06
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

☐  Yes             ☑  No

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of October 26, 2012 was 30,327,939.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$189,075	$143,671	$542,202	$387,734
Cost and expenses:
Cost of sales	151,128	118,665	432,054	312,134
Selling, general, and administrative expenses	22,434	16,388	67,514	51,464
Research, technical, and product development expenses	1,012	925	3,181	2,447
Asset and asset-related charges (income)	1,617	—	1,617	(1,501)

Operating income	12,884	7,693	37,836	23,190
Other income (expense), net	32	198	334	(238)
Interest income	18	331	133	911
Interest expense	(4,708)	(4,173)	(13,195)	(12,723)

Income before income taxes	8,226	4,049	25,108	11,140
Provision for income taxes	2,601	1,982	8,695	4,603

Net income	$5,625	$2,067	$16,413	$6,537

Earnings per share:
Basic	$0.19	$0.07	$0.54	$0.22

Diluted	$0.19	$0.07	$0.54	$0.22

Weighted-average shares outstanding:
Basic	30,137,187	30,025,607	30,117,204	30,013,464

Diluted	30,247,372	30,251,411	30,232,304	30,278,456

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$5,625	$2,067	$16,413	$6,537
Other comprehensive income (loss):
Foreign currency translation	4,508	(8,212)	4,123	(4,622)
Unrealized loss on investments, net of tax of $0, $(52), $0 and $(31)	—	(100)	—	(60)
Realized loss on investments, net of tax of $0, $0, $4, and $0	—	—	8	—
Benefit plan amortization, net of tax of $725, $489, $2,175 and $1,468	1,201	909	3,608	2,727

Other comprehensive income (loss), net of tax	5,709	(7,403)	7,739	(1,955)

Comprehensive income (loss)	$11,334	$(5,336)	$24,152	$4,582

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$73,389	$156,842
Short-term investments	3,998	164,255
Receivables, less allowance for doubtful accounts of $946 and $872	117,455	89,359
Inventories, net	378,218	275,059
Deferred income taxes	19,644	18,674
Other current assets	10,725	9,932

Total current assets	603,429	714,121
Property, plant, and equipment, net	367,818	289,434
Marketable securities	—	12,683
Goodwill	138,247	55,864
Other intangible assets, net	57,664	22,576
Deferred income taxes	32,197	27,424
Other noncurrent assets	5,113	5,173

Total assets	$1,204,468	$1,127,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,079	$59,591
Accrued wages and other employee costs	29,730	27,260
Unearned revenues	38,633	26,027
Other accrued liabilities	27,458	20,085

Total current liabilities	165,900	132,963
Long-term debt	196,079	186,981
Liability for post-retirement benefits	42,220	41,388
Liability for pension benefits	2,555	20,830
Deferred income taxes	38,731	13,606
Other noncurrent liabilities	8,908	8,755

Total liabilities	454,393	404,523

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,106,934 and 30,948,209 shares issued; 30,324,359 and 30,198,780 shares outstanding	311	309
Additional paid-in capital	483,156	479,245
Treasury stock, at cost; 782,575 and 749,429 shares	(18,399)	(17,657)
Accumulated other comprehensive loss	(31,472)	(39,211)
Retained earnings	316,479	300,066

Total shareholders’ equity	750,075	722,752

Total liabilities and shareholders’ equity	$1,204,468	$1,127,275

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$16,413	$6,537
Adjustment for non-cash items included in net income:
Depreciation and amortization	29,405	16,697
Asset and asset-related charges (income)	1,617	(597)
Deferred income taxes	(2,860)	2,268
Stock-based compensation	3,658	3,528
Excess tax benefits from stock-based compensation activity	(100)	(263)
Amortization of discount on long-term debt	7,192	6,613
Other	675	1,463
Changes in assets and liabilities:
Receivables	(11,799)	(31,582)
Inventories	(81,086)	12,415
Accounts payable	10,424	9,241
Income taxes payable	8,893	(18)
Unearned revenue	11,581	(11,765)
Other current assets and liabilities	(6,844)	(6,862)
Other assets and liabilities	(13,442)	(21,182)

Cash used in operating activities	(26,273)	(13,507)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(182,811)	—
Maturity/sale of investments	176,809	53,454
Purchase of investments	(4,037)	(200,846)
Capital expenditures	(47,879)	(25,954)

Cash used in investing activities	(57,918)	(173,346)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	335	252
Excess tax benefits from stock-based compensation activity	100	263
Repayments on long-term debt	(543)	(25)
Purchase of common stock held in treasury	(742)	(283)

Cash provided by (used in) financing activities	(850)	207

Effect of exchange rate changes on cash and cash equivalents	1,588	(564)

Decrease in cash and cash equivalents	(83,453)	(187,210)
Cash and cash equivalents at beginning of period	156,842	376,951

Cash and cash equivalents at end of period	$73,389	$189,741

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

On February 13, 2012, the Company completed its acquisition of all of the issued and outstanding common stock of Remmele Holding, Inc. (formerly “REI Delaware Holding, Inc.”) (“Remmele”), which directly owns all of the issued and outstanding capital stock of RTI Remmele Engineering, Inc. (formerly “Remmele Engineering, Inc.”) (“Engineering”) and indirectly owns all of the issued and outstanding capital stock of RTI Remmele Medical, Inc. (formerly “REI Medical, Inc.”) (“REI Medical”) for total consideration of approximately $185.4 million, including approximately $182.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. Remmele provides precision machining and collaborative engineering, as well as other key technologies and services, for the aerospace and defense and medical device sectors. The acquisition broadens the Company’s product offerings and provides access to new markets. Refer to Note 3 for additional information on this acquisition.

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

Note 3—ACQUISITIONS:

Remmele.    On February 13, 2012, the Company purchased all of the outstanding common stock of Remmele for total consideration of approximately $185.4 million, including approximately $182.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. Remmele has four facilities in the Minneapolis, Minnesota area and engages in precision machining and manufacturing engineering services, as well as supply sourcing, assembly and integration, and other key services and technologies for the commercial aerospace, defense, and medical device sectors, and is included in the Fabrication Group Segment. The net working capital adjustment with respect to the acquisition of Remmele was finalized in August 2012. The adjustment resulted in a cash refund to RTI of $3.0 million, which is included in total cash consideration and was received during the three months ended September 30, 2012.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The purchase price allocation, which has not been finalized, is as follows:

Fair value of assets acquired:
Current assets, excluding inventories	$17,491
Inventories	21,264
Property, plant, and equipment	65,639
Other assets	1,780
Intangible assets:
Customer relationships	19,300
Developed technologies	9,400
Backlog	1,100
Trade name	7,600
Goodwill	81,658
Fair value of liabilities assumed:
Current liabilities	15,489
Deferred tax liabilities	25,172
Capital leases, less current portion	2,016

Net assets acquired	$182,555

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

The amount of Remmele’s net sales and earnings included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012, and the net sales and earnings of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
Actual – Remmele	$33,272	$—	$83,094	$—
Supplemental pro forma – consolidated	$189,075	$174,329	$554,865	$482,276
Net income:
Actual – Remmele	$1,158	$—	$1,821	$—
Earnings per share (diluted)	$0.04	$—	$0.06	$—

Supplemental pro forma – consolidated	$6,312	$3,763	$18,722	$8,042
Earnings per share (diluted)	$0.21	$0.12	$0.62	$0.27

RTI Advanced Forming.    On November 23, 2011 the Company purchased all of the outstanding common stock of Aeromet Advanced Forming, Ltd. for cash consideration of $36.1 million. Commensurate with the purchase, Aeromet Advanced Forming, Ltd. was renamed RTI Advanced Forming, Ltd. (“Advanced Forming”). Advanced Forming is located in Welwyn Garden City, Hertfordshire, England, and engages in hot forming, super plastic forming, diffusion bonding, and fabrication of titanium sheet and plate for the commercial aerospace and defense markets, and is included in the Fabrication Group Segment. The net working capital adjustment with

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

respect to the acquisition of RTI Advanced Forming was agreed to in July 2012. The adjustment resulted in additional consideration to the seller of $0.3 million, which is included in total cash consideration and was paid during the three months ended September 30, 2012.

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

Note 4 – STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2012, and the activity during the nine months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2011	558,597
Granted	83,706
Forfeited	(4,447)
Expired	(5,584)
Exercised	(15,037)

Outstanding at September 30, 2012	617,235

Exercisable at September 30, 2012	447,034

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The weighted-average grant date fair value of stock option awards granted during the nine months ended September 30, 2012 was $13.49.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2012, and the activity during the nine months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2011	163,070
Granted	82,326
Vested	(60,017)
Forefeited	(3,200)

Nonvested at September 30, 2012	182,179

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2012 was $24.63.

Performance Share Awards

A summary of the Company’s performance share awards as of September 30, 2012, and the activity during the nine months then ended, is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2011	160,771	321,542
Granted	61,230	122,460
Vested	(66,047)	(132,094)
Forfeited	(7,197)	(14,394)

Outstanding at September 30, 2012	148,757	297,514

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the nine months ended September 30, 2012 was $35.59.

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

For the nine months ended September 30, 2012, the estimated annual effective tax rate applied to ordinary income was 33.7%, compared to a rate of 32.8% for the nine months ended September 30, 2011. The Company’s effective income tax rate increased 0.9 percentage points from 2011 principally due to the effects of foreign operations partially offset by adjustments to unrecognized tax benefits. Although these factors are present in both 2012 and 2011, the differing mix of foreign losses and domestic income between the periods and the level of expected annual operating results forecasted in each period increased the rate in 2012.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Inclusive of discrete items, the Company recognized a provision for income taxes of $8,695, or 34.6% of pretax income, and $4,603, or 41.3% of pretax income, for federal, state, and foreign income taxes for the nine months ended September 30, 2012 and 2011, respectively. Discrete items for the nine months ended September 30, 2012 totaled $233 and were principally due to normal adjustments for tax returns filed during the period. Discrete items for the nine months ended September 30, 2011 totaled $949 and were principally due to the reversal of tax benefits associated with the manufacturing deduction which was reduced when the 2010 net operating loss was carried back to obtain a refund of 2008 federal tax payments.

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

At September 30, 2012, the Company had $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “Notes”) outstanding. For the three and nine months ended September 30, 2012 and 2011, 6.4 million potential shares of Common Stock related to the Notes have been excluded from the calculation of diluted earnings per share because their effects were antidilutive, as calculated under the “If Converted” method.

For the three and nine months ended September 30, 2012, options to purchase 425,383 and 421,036 shares of Common Stock at an average price of $38.26 and $38.46, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive. For the three and nine months ended September 30, 2011, options to purchase 257,804 and 250,309 shares of Common Stock at an average price of $47.41 and $48.08, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company’s restricted stock awards are considered participating securities. As such, the Company uses the two-class method to compute basic and diluted earnings per share. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income before allocation of earnings to participating securities	$5,625	$2,067	$16,413	$6,537
Less: Earnings allocated to participating securities	(34)	(11)	(97)	(35)

Net income attributable to common shareholders, after earnings allocated to participating securities	$5,591	$2,056	$16,316	$6,502

Denominator:
Basic weighted-average shares outstanding	30,137,187	30,025,607	30,117,204	30,013,464
Effect of dilutive securities	110,185	225,804	115,100	264,992

Diluted weighted-average shares outstanding	30,247,372	30,251,411	30,232,304	30,278,456

Earnings per share:
Basic	$0.19	$0.07	$0.54	$0.22
Diluted	$0.19	$0.07	$0.54	$0.22

Note 7—FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates fair value.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$73,389	$73,389	$156,842	$156,842
Long-term debt (excluding capital leases)	$194,153	$241,914	$186,981	$229,540

The fair value of long-term debt was estimated based on the quoted market prices for the debt (Level 2).

Note 8—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 51% and 60% of the Company’s inventories at September 30, 2012 and December 31, 2011, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

(including depreciation). As of September 30, 2012 and December 31, 2011, the current cost of inventories exceeded their carrying value by $62,801 and $63,826, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	September 30,	December 31,
	2012	2011
Raw materials and supplies	$133,640	$83,778
Work-in-process and finished goods	307,379	255,107
LIFO reserve	(62,801)	(63,826)

Total inventories	$378,218	$275,059

Note 9—GOODWILL AND OTHER INTANGIBLE ASSETS:

The carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during the first nine months of 2012, uncertainties or other factors that could result in a potential impairment in future periods include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace or defense programs in which the Company currently participates, including the Joint Strike Fighter program, the Airbus family of aircraft, including the A380 and A350XWB programs, and the Boeing 747-8 program. In addition, the Company’s ability to ramp up its production in a cost efficient manner may also impact the results of a future impairment test.

Goodwill.    The carrying amount of goodwill attributable to each segment at December 31, 2011 and September 30, 2012 was as follows:

	Titanium Group	Fabrication Group	Distribution Group	Total
December 31, 2011	$2,548	$43,483	$9,833	$55,864
Acquisitions (Note 3)	—	81,658	—	81,658
Translation adjustment	—	469	—	469
Purchase price allocation adjustment	—	256	—	256

September 30, 2012	$2,548	$125,866	$9,833	$138,247

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

There were no intangible assets attributable to our Titanium and Distribution Groups at December 31, 2011 and September 30, 2012. The carrying amounts of intangible assets attributable to the Company’s Fabrication Group at December 31, 2011 and September 30, 2012 were as follows:

Intangible Assets
December 31, 2011	$22,576
Intangible assets acquired (Note 3)	37,400
Amortization	(2,737)
Translation adjustment	425

September 30, 2012	$57,664

Note 10—LONG-TERM DEBT:

Long-term debt consisted of:

	September 30, 2012	December 31, 2011
$230 million aggregate principal amount 3.0% convertible notes due December 2015	$194,153	$186,961
Capital leases	2,867	—
Other	—	20

Total debt	197,020	186,981
Less: Current portion of capital leases	(941)	—

Total long-term debt	$196,079	$186,981

During the three and nine months ended September 30, 2012, the Company recorded, as a component of interest expense, long-term debt discount amortization of $2,454 and $7,192, respectively. Interest expense from the amortization of debt issuance costs was $325 and $1,077, respectively, for the three and nine months ended September 30, 2012. Additionally, the Company capitalized interest totaling $821 for the nine months ended September 30, 2012. The Company did not capitalize interest for the three months ended September 30, 2012.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

During the three and nine months ended September 30, 2011, the Company recorded, as a component of interest expense, long-term debt discount amortization of $2,252 and $6,613, respectively. Interest expense from the amortization of debt issuance costs was $280 and $840, respectively, for the three and nine months ended September 30, 2011. Additionally, the Company capitalized interest totaling $281 and $539 for the three and nine months ended September 30, 2011, respectively.

On May 23, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced its First Amended and Restated Credit Agreement, as amended. The Credit Agreement provides for a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. The Company had no borrowings outstanding under the Credit Agreement at September 30, 2012 or under the First Amended and Restated Credit Agreement at September 30, 2011.

Note 11—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2012 and 2011 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$613	$512	$1,837	$1,535	$167	$187	$503	$560
Interest cost	1,774	1,794	5,320	5,382	526	590	1,576	1,771
Expected return on plan assets	(2,428)	(1,947)	(7,280)	(5,843)	—	—	—	—
Amortization of prior service cost	245	100	735	301	303	303	911	910
Amortization of actuarial loss	1,341	1,004	4,021	3,013	40	—	118	—

Net periodic benefit cost	$1,545	$1,463	$4,633	$4,388	$1,036	$1,080	$3,108	$3,241

During the three and nine months ended September 30, 2012, the Company made cash contributions totaling $10.8 million and $18.1 million, respectively, to its qualified defined benefit pension plans and does not expect to make additional contributions during the remainder of 2012.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Duty Drawback Investigation

As previously disclosed the Company has been subject to investigation by the U.S. Customs and Border Protection (“U.S. Customs”) since 2007 relating to $7.6 million of historic claims filed in connection with a duty recapture program. As part of this program, the Company utilized an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for Company or customer products shipped outside the United States. The Company had recorded a contingent liability of $9.5 million as its best estimate of probable loss in connection with the investigation, and repaid $6.7 million to U.S. Customs through the end of 2011 for invalid claims.

In April 2012, the Company received favorable rulings from U.S. Customs that effectively settled the Company’s ongoing claim protests and was issued a final penalty notice, which provided some penalty relief and reduced the Company’s liability for penalties to $0.9 million. As a result of this final penalty notice, the Company reduced its contingent liability $2.2 million with respect to the above-mentioned claims. The liability reduction was recorded during the three months ended March 31, 2012, and the penalty paid during the three months ended June 30, 2012.

The Company has filed $8.5 million of new duty drawback claims through a new authorized agent beginning in the fourth quarter of 2007 through the end of 2011. No additional claims have been filed during the nine months ended September 30, 2012. As a result of the investigation discussed above, the Company only records these credits when payment is received from U.S. Customs, until a consistent history of receipts against claims filed has been established, at which time the Company may begin to recognize credits to cost of sales upon filing. Through September 30, 2012 the Company has received payments totaling $3.2 million from U.S. Customs in satisfaction of claims filed since initiating its new duty drawback program.

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $662 to $2,134 in the aggregate. At September 30, 2012 and December 31, 2011, the amounts accrued for future environmental-related costs were $1,277 and $1,349, respectively. Of the total amount accrued at September 30, 2012, $85 was expected to be paid out within the next twelve months, and was included in the other accrued liabilities line of the balance sheet. The remaining $1,192 was recorded in other noncurrent liabilities. During the nine months ended September 30, 2012, the Company made payments totaling $72 related to its environmental liabilities. There were no payments during the three months ended September 30, 2012.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
Titanium Group	$42,806	$45,028	$120,034	$116,983
Intersegment sales	42,968	42,709	141,340	114,677

Total Titanium Group sales	85,774	87,737	261,374	231,660
Fabrication Group	87,931	40,220	234,002	110,474
Intersegment sales	20,144	13,916	62,539	42,470

Total Fabrication Group sales	108,075	54,136	296,541	152,944
Distribution Group	58,338	58,423	188,166	160,277
Intersegment sales	972	255	2,704	1,056

Total Distribution Group sales	59,310	58,678	190,870	161,333
Eliminations	64,084	56,880	206,583	158,203

Total consolidated net sales	$189,075	$143,671	$542,202	$387,734

Operating income (loss):
Titanium Group before corporate allocations	$4,632	$7,366	$25,057	$30,475
Corporate allocations	(2,669)	(2,428)	(9,111)	(7,616)

Total Titanium Group operating income	1,963	4,938	15,946	22,859
Fabrication Group before corporate allocations	9,696	1,647	18,988	1,841
Corporate allocations	(3,619)	(3,146)	(10,543)	(9,870)

Total Fabrication Group operating income (loss)	6,077	(1,499)	8,445	(8,029)
Distribution Group before corporate allocations	6,645	6,139	19,441	14,273
Corporate allocations	(1,801)	(1,885)	(5,996)	(5,913)

Total Distribution Group operating income	4,844	4,254	13,445	8,360

Total consolidated operating income	$12,884	$7,693	$37,836	$23,190

	September 30, 2012	December 31, 2011
Total assets:
Titanium Group	$380,761	$356,391
Fabrication Group	570,294	290,935
Distribution Group	182,021	170,584
General corporate assets	71,392	309,365

Total consolidated assets	$1,204,468	$1,127,275

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other – Testing Indefinite – Lived Intangible Assets for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for indefinite-lived intangible asset impairment. Depending on the outcome of this analysis, the quantitative process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

Note 15—GUARANTOR SUBSIDIARIES:

The Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several of RTI International Metals, Inc.’s (the “Parent’s”) 100% owned subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary would be automatically released from its guarantee of the Notes if either (i) it ceases to be a guarantor under the Parent’s Credit Agreement or (ii) it ceases to be a direct or indirect subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$131,132	$110,148	$(52,205)	$189,075
Costs and expenses:
Cost of sales	—	114,706	88,627	(52,205)	151,128
Selling, general, and administrative expenses	(1,442)	12,048	11,828	—	22,434
Research, technical, and product development expenses	—	1,000	12	—	1,012
Asset and asset-related charges (income)	—	1,617	—	—	1,617

Operating income	1,442	1,761	9,681	—	12,884
Other income (expense), net	(3)	20	15	—	32
Interest income (expense), net	(4,358)	36	(368)	—	(4,690)
Equity in earnings of subsidiaries	7,460	—	—	(7,460)	—

Income before income taxes	4,541	1,817	9,328	(7,460)	8,226
Provision for (benefit from) income taxes	(1,084)	705	2,980	—	2,601

Net income	$5,625	$1,112	$6,348	$(7,460)	$5,625

Comprehensive income	$11,334	$2,163	$10,856	$(13,019)	$11,334

The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$97,118	$95,330	$(48,777)	$143,671
Costs and expenses:
Cost of sales	—	85,942	81,500	(48,777)	118,665
Selling, general, and administrative expenses	(793)	5,707	11,474	—	16,388
Research, technical, and product development expenses	—	874	51	—	925

Operating income	793	4,595	2,305	—	7,693
Other income (expense)	(39)	34	203	—	198
Interest income (expense), net	(4,074)	479	(247)	—	(3,842)
Equity in earnings of subsidiaries	4,179	—	—	(4,179)	—

Income before income taxes	859	5,108	2,261	(4,179)	4,049
Provision for (benefit from) income taxes	(1,208)	2,465	725	—	1,982

Net income	$2,067	$2,643	$1,536	$(4,179)	$2,067

Comprehensive income (loss)	$(5,336)	$3,436	$(6,676)	$3,240	$(5,336)

The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$378,866	$329,847	$(166,511)	$542,202
Costs and expenses:
Cost of sales	—	323,939	274,626	(166,511)	432,054
Selling, general, and administrative expenses	(2,477)	33,372	36,619	—	67,514
Research, technical, and product development expenses	95	3,024	62	—	3,181
Asset and asset-related charges (income)	—	1,617	—	—	1,617

Operating income	2,382	16,914	18,540	—	37,836
Other income (expense), net	(48)	301	81	—	334
Interest income (expense), net	(12,275)	195	(982)	—	(13,062)
Equity in earnings of subsidiaries	21,377	—	—	(21,377)	—

Income before income taxes	11,436	17,410	17,639	(21,377)	25,108
Provision for (benefit from) income taxes	(4,977)	6,673	6,999	—	8,695

Net income	$16,413	$10,737	$10,640	$(21,377)	$16,413

Comprehensive income	$24,152	$13,898	$14,763	$(28,661)	$24,152

The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$258,136	$262,234	$(132,636)	$387,734
Costs and expenses:
Cost of sales	—	218,953	225,817	(132,636)	312,134
Selling, general, and administrative expenses	(1,358)	17,376	35,446	—	51,464
Research, technical, and product development expenses	—	2,304	143	—	2,447
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income	1,358	19,503	2,329	—	23,190
Other expense	(72)	—	(166)	—	(238)
Interest income (expense), net	(12,413)	1,346	(745)	—	(11,812)
Equity in earnings of subsidiaries	14,610	—	—	(14,610)	—

Income before income taxes	3,483	20,849	1,418	(14,610)	11,140
Provision for (benefit from) income taxes	(3,054)	8,173	(516)	—	4,603

Net income	$6,537	$12,676	$1,934	$(14,610)	$6,537

Comprehensive income (loss)	$4,582	$15,055	$(2,688)	$(12,367)	$4,582

The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet As of September 30, 2012
	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$69,907	$3,482	$—	$73,389
Short-term investments	—	3,998	—	—	3,998
Receivables, net	126	80,480	66,322	(29,473)	117,455
Inventories, net	—	189,837	188,381	—	378,218
Deferred income taxes	17,176	2,401	67	—	19,644
Other current assets	4,021	4,070	4,014	(1,380)	10,725

Total current assets	21,323	350,693	262,266	(30,853)	603,429
Property, plant, and equipment, net	1,336	301,681	64,801	—	367,818
Goodwill	—	99,754	38,493	—	138,247
Other intangible assets, net	—	35,795	21,869	—	57,664
Deferred income taxes	—	26,313	32,818	(26,934)	32,197
Other noncurrent assets	4,442	2,781	470	(2,580)	5,113
Intercompany investments	981,646	71,231	180	(1,053,057)	—

Total assets	$1,008,747	$888,248	$420,897	$(1,113,424)	$1,204,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,003	$46,543	$52,006	$(29,473)	$70,079
Accrued wages and other employee costs	5,177	15,629	8,924	—	29,730
Unearned revenue	—	505	38,128	—	38,633
Other accrued liabilities	11,128	9,192	8,518	(1,380)	27,458

Total current liabilities	17,308	71,869	107,576	(30,853)	165,900
Long-term debt	194,153	1,926	—	—	196,079
Intercompany debt	—	112,535	106,684	(219,219)	—
Liability for post-retirement benefits	—	42,220	—	—	42,220
Liability for pension benefits	4,976	—	159	(2,580)	2,555
Deferred income taxes	36,967	25,172	3,526	(26,934)	38,731
Other noncurrent liabilities	5,268	3,430	210	—	8,908

Total liabilities	258,672	257,152	218,155	(279,586)	454,393

Shareholders’ equity	750,075	631,096	202,742	(833,838)	750,075

Total liabilities and shareholders’ equity	$1,008,747	$888,248	$420,897	$(1,113,424)	$1,204,468

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$144,271	$12,571	$—	$156,842
Short-term investments	—	164,255	—	—	164,255
Receivables, net	351	55,499	54,044	(20,535)	89,359
Inventories, net	—	136,695	138,364	—	275,059
Deferred income taxes	17,177	1,399	98	—	18,674
Other current assets	9,351	883	2,034	(2,336)	9,932

Total current assets	26,879	503,002	207,111	(22,871)	714,121
Property, plant, and equipment, net	709	224,129	64,596	—	289,434
Investments	—	12,683	—	—	12,683
Goodwill	—	18,097	37,767	—	55,864
Other intangible assets, net	—	—	22,576	—	22,576
Deferred income taxes	—	26,567	27,485	(26,628)	27,424
Other noncurrent assets	4,697	36	440	—	5,173
Intercompany investments	938,825	71,231	180	(1,010,236)	—

Total assets	$971,110	$855,745	$360,155	$(1,059,735)	$1,127,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950	$38,456	$40,720	$(20,535)	$59,591
Accrued wages and other employee costs	7,485	11,978	7,797	—	27,260
Unearned revenue	—	—	26,027	—	26,027
Other accrued liabilities	4,294	12,101	6,026	(2,336)	20,085

Total current liabilities	12,729	62,535	80,570	(22,871)	132,963
Long-term debt	186,961	20	—	—	186,981
Intercompany debt	—	105,116	100,740	(205,856)	—
Liability for post-retirement benefits	—	41,388	—	—	41,388
Liability for pension benefits	6,777	13,376	677	—	20,830
Deferred income taxes	36,638	(40)	3,614	(26,606)	13,606
Other noncurrent liabilities	5,253	3,316	186	-	8,755

Total liabilities	248,358	225,711	185,787	(255,333)	404,523

Shareholders’ equity	722,752	630,034	174,368	(804,402)	722,752

Total liabilities and shareholders’ equity	$971,110	$855,745	$360,155	$(1,059,735)	$1,127,275

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$15,560	$(15,922)	$(25,911)	$—	$(26,273)

Investing activities:
Investments in subsidiares, net	181,533	—		(181,533)	—
Acquisitions, net of cash acquired	(182,811)	—	—	—	(182,811)
Capital expenditures	(897)	(43,736)	(3,246)	—	(47,879)
Investments, net	—	172,772	—	—	172,772

Cash provided by (used in) investing activities	(2,175)	129,036	(3,246)	(181,533)	(57,918)

Financing activities:
Proceeds from exercise of employee stock options	335	—	—	—	335
Excess tax benefits from stock-based compensation activity	100	—	—	—	100
Parent company investments, net	—	(194,783)	13,250	181,533	—
Repayments on long-term debt	—	(543)	—	—	(543)
Intercompany debt, net	(13,078)	7,848	5,230	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(13,385)	(187,478)	18,480	181,533	(850)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,588	—	1,588

Decrease in cash and cash equivalents	—	(74,364)	(9,089)	—	(83,453)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$69,907	$3,482	$—	$73,389

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$10,334	$13,778	$(37,619)	$—	$(13,507)

Investing activities:
Capital expenditures	—	(23,326)	(2,628)	—	(25,954)
Investments, net	—	(147,392)	—	—	(147,392)
Investment in subsidiaries	(4,025)	—	—	4,025	—

Cash used in investing activities	(4,025)	(170,718)	(2,628)	4,025	(173,346)

Financing activities:
Proceeds from exercise of employee stock options	252	—	—	—	252
Excess tax benefits from stock-based compensation activity	263	—	—	—	263
Parent company investments, net	—	—	4,025	(4,025)	—
Repayments on long-term debt	—	(20)	(5)	—	(25)
Intercompany debt, net	(6,541)	(15,958)	22,499	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(6,309)	(15,978)	26,519	(4,025)	207
Effect of exchange rate changes on cash and cash equivalents	—	—	(564)	—	(564)

Decrease in cash and cash equivalents	—	(172,918)	(14,292)	—	(187,210)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$177,711	$12,030	$—	$189,741

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

changes in defense spending including the impact of sequestration on the U.S. Defense budget, and cancellation or changes in defense programs or initiatives, including the Joint Strike Fighter program,

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

On February 13, 2012, we acquired Remmele Holding, Inc. (formerly “REI Delaware Holding, Inc.”) (“Remmele”), which directly owns all of the issued and outstanding capital stock of RTI Remmele Engineering, Inc, (formerly “Remmele Engineering, Inc.”) (“Engineering”) and indirectly owns all of the issued and outstanding capital stock of RTI Remmele Medical, Inc. (formerly “REI Medical, Inc.”) (“REI Medical”). Due to this acquisition, additional risks and uncertainties may arise that could affect our financial performance and actual results and could cause actual results for fiscal 2012 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risks associated with combining businesses and/or with assimilating acquired companies.

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

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the three months ended September 30, 2012 and 2011, approximately 50% and 49%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups. For each of the nine month periods ended September 30, 2012 and 2011, approximately 50% of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

The defense sector continues to face uncertainties due to overall budget pressures and the pending sequestration of Department of Defense appropriations, which is effective in January 2013 if it is not rescinded by Congress. Notwithstanding these pressures, we believe that overall end-market titanium demand continues to accelerate, driven largely by rising commercial aircraft production by Airbus and Boeing and strong jet engine market activity, both of which are contributing to the increased order activity in our titanium mill product business. Furthermore, we continue to win incremental value-added packages which supports our strategy to move further up the value chain. We expect that our recent acquisitions will further this move toward becoming an integrated supplier of advanced titanium products to our customers.

In the near-term, we expect our overall raw material pricing will moderate as increases in the underlying raw material inputs moderate.

Results of Operations

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2012	2011
Titanium Group	$42.8	$45.0	$(2.2)	(4.9)%
Fabrication Group	87.9	40.2	47.7	118.7%
Distribution Group	58.4	58.5	(0.1)	(0.2)%

Total consolidated net sales	$189.1	$143.7	$45.4	31.6%

The decrease in the Titanium Group’s net sales was primarily the result of a decrease in average realized selling prices to $16.73 per pound from $17.32 per pound, primarily due to a change in product mix. This decrease was partially offset by an increase in prime mill product shipments to trade customers to 2.26 million pounds for the three months ended September 30, 2012 from 2.22 million pounds for the three months ended September 30, 2011. These changes resulted in a $0.8 million decrease to net sales. The decrease in average realized selling prices was primarily due to a lower priced sales mix during the current quarter, as forged products generally carry lower overall sales prices compared to flat products. Additionally, lower ferro titanium demand from our specialty steel customers reduced net sales $1.4 million.

The increase in the Fabrication Group’s net sales was primarily attributable to our two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011, which increased net sales $40.1 million. Additionally, strong demand from our energy market customers resulted in a $14.5 million increase in net sales. These increases were partially offset by decreased demand from our defense and commercial aerospace customers, which reduced net sales $3.4 million and $3.5 million, respectively.

The decrease in the Distribution Group’s net sales was driven by lower sales volume, which decreased net sales $1.6 million, primarily due to lower demand for our non-titanium products. This decrease was partially offset by higher average realized selling prices, which increased net sales by $1.5 million.

Gross Profit.    Gross profit for our reportable segments for the three months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$9.0	21.0%	$10.0	22.2%	$(1.0)	(10.0)%
Fabrication Group	18.9	21.5%	5.0	12.4%	13.9	278.0%
Distribution Group	10.0	17.1%	10.0	17.1%	—	0.0%

Total consolidated gross profit	$37.9	20.0%	$25.0	17.4%	$12.9	51.6%

The decrease in the Titanium Group’s gross profit was primarily due to lower average realized selling prices, partially offset by higher sales of prime mill products and a 1.0% reduction in average cost per pound, which fell to $14.36 for the three months ended September 30, 2012 from $14.50 for the three months ended September 30, 2011, principally due to increased operational efficiency. The Titanium Group’s gross profit was also negatively impacted $0.8 million as a result of decreased production due to an electrical transformer fire at its Canton, Ohio facility.

The increase in the Fabrication Group’s gross profit was primarily attributable to our two recent acquisitions, which benefited gross profit $7.7 million. Additionally, improved production efficiencies and higher net sales to our energy market customers resulted in a $6.2 million increase in gross profit.

The Distribution Group’s gross profit for the three months ended September 30, 2012 was comparable to the three months ended September 30, 2011, as higher realized selling prices were offset by lower volumes.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$4.4	10.3%	$4.2	9.3%	$0.2	4.8%
Fabrication Group	12.8	14.6%	6.5	16.2%	6.3	96.9%
Distribution Group	5.2	8.9%	5.7	9.7%	(0.5)	(8.8)%

Total consolidated SG&A	$22.4	11.8%	$16.4	11.4%	$6.0	36.6%

The $6.0 million increase in SG&A expenses was primarily related to our recent acquisitions, which increased SG&A expenses $5.0 million. Additionally, SG&A expenses were impacted by a $0.4 million increase in salary, benefit, and incentive-related expense, and a $0.6 million increase in professional fees.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $1.0 million and $0.9 million for the three month periods ended September 30, 2012 and 2011, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations and new product development.

Asset and Asset-Related Charges (Income).    Asset and asset-related charges (income) totaled $1.6 million for the three months ended September 30, 2012 and consisted of the impairment of assets related to a fire in an electrical transformer at our Canton, Ohio facility. There were no asset and asset-related charges (income) during the three months ended September 30, 2011.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the three months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$2.0	4.7%	$4.9	10.9%	$(2.9)	(59.2)%
Fabrication Group	6.1	6.9%	(1.5)	(3.7)%	7.6	506.7%
Distribution Group	4.8	8.2%	4.3	7.4%	0.5	11.6%

Total consolidated operating income	$12.9	6.8%	$7.7	5.4%	$5.2	67.5%

Excluding the $1.6 million impairment charge in the current year associated with an electrical transformer fire at our Canton, Ohio facility, the Titanium Group’s operating income decreased $1.3 million principally due to reduced gross profit, primarily as a result of decreased production associated with the electrical transformer fire, which reduced gross profit $0.8 million, and lower average realized selling prices.

The increase in the Fabrication Group’s operating income was primarily attributable to higher gross profit, partially offset by higher SG&A expenses, both resulting from our two recent acquisitions.

The increase in the Distribution Group’s operating income was primarily driven by a reduction in SG&A expenses.

Other Income.    Other income was $0.1 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. Other income consists of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense.    Interest income for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.4 million, respectively. The decrease was principally related to lower overall cash and investment balances compared to the prior year period. Interest expense for the three months ended September 30, 2012 and 2011 was $4.7 million and $4.2 million, respectively. The increase in interest expense is primarily related to the capital leases acquired as part of the acquisition of Remmele.

Provision for Income Taxes.    We recognized a provision for income taxes of $2.6 million, or 31.6% of pretax income, and $2.0 million, or 49.0% of pretax income, for federal, state, and foreign income taxes for the three months ended September 30, 2012 and 2011, respectively. Discrete items for the three months ended September 30, 2012 were not material. Discrete items totaling $0.8 million for the three months ended September 30, 2011 were principally due to the reversal of tax benefits associated with the manufacturing deduction, which was reduced when net operating losses were carried back to obtain a refund of previously paid federal taxes.

The 17.4 percentage point decrease in our tax expense as a percentage of pretax income was primarily due to the effect of discrete items.

Refer to Note 5 to accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percents)	2012	2011
Titanium Group	$120.0	$117.0	$3.0	2.6%
Fabrication Group	234.0	110.5	123.5	111.8%
Distribution Group	188.2	160.2	28.0	17.5%

Total consolidated net sales	$542.2	$387.7	$154.5	39.9%

The increase in the Titanium Group’s net sales was primarily the result of an 8.3% increase in prime mill product shipments to trade customers to 6.00 million pounds for the nine months ended September 30, 2012 from 5.54 million pounds for the nine months ended September 30, 2011, partially offset by a decrease in average realized selling prices to $17.25 per pound from $17.56 per pound, resulting in a $6.3 million increase to net sales. The strengthening volume was driven by higher aircraft build rates by both Boeing and Airbus. Partially offsetting this increase were reduced net sales of $3.3 million due to lower ferro titanium demand from our specialty steel customers.

The increase in the Fabrication Group’s net sales was primarily attributable to our two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011, which increased net sales $103.5 million. Additionally, strong demand from our energy market and commercial aerospace customers resulted in a $27.9 million and $5.3 million increase in net sales, respectively. These increases were partially offset by $13.2 million due to decreased demand from our defense market customers.

The increase in the Distribution Group’s net sales was primarily driven by increased demand for our titanium products in the commercial aerospace and defense markets. The increase in demand resulted in higher sales volumes, which increased net sales $29.8 million, partially offset by lower average realized selling prices, which reduced net sales $1.8 million.

Gross Profit.    Gross profit for our reportable segments for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended September 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$35.0	29.2%	$36.6	31.3%	$(1.6)	(4.4)%
Fabrication Group	44.5	19.0%	13.1	11.9%	31.4	239.7%
Distribution Group	30.6	16.3%	25.9	16.2%	4.7	18.1%

Total consolidated gross profit	$110.1	20.3%	$75.6	19.5%	$34.5	45.6%

Excluding the $3.0 million benefit from the duty drawback accrual reversal in the current year and the $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Group’s gross profit decreased $3.5 million. This decrease was primarily due to higher sales of prime mill products at lower average realized selling prices, partially offset by a 1.2% increase in average cost per pound, which rose to $14.21 for the nine months ended September 30, 2012 from $14.04 for the nine months ended September 30, 2011, principally due to higher raw material costs. The Titanium Group’s gross profit was also negatively impacted $0.8 million due to decreased production due to an electrical transformer fire at our Canton, Ohio facility. Furthermore, the Titanium Group was unfavorably impacted $1.5 million due to lower margins on sales of ferro titanium to its specialty steel customers.

The increase in the Fabrication Group’s gross profit was primarily attributable to our two recent acquisitions, which benefited gross profit $18.0 million. Additionally, improved production efficiencies and higher sales resulted in a $13.4 million increase in gross profit.

The increase in the Distribution Group’s gross profit was principally related to increased sales volumes, which increased gross profit $4.7 million, driven primarily by higher commercial aerospace demand.

Selling, General, and Administrative Expenses.    SG&A expenses for our reportable segments for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$14.6	12.2%	$13.0	11.1%	$1.6	12.3%
Fabrication Group	35.8	15.3%	21.2	19.2%	14.6	68.9%
Distribution Group	17.1	9.1%	17.3	10.8%	(0.2)	(1.2)%

Total consolidated SG&A	$67.5	12.4%	$51.5	13.3%	$16.0	31.1%

The $16.0 million increase in SG&A expenses was primarily related to our recently acquired businesses, which increased SG&A expenses $13.0 million. Additionally, SG&A expenses were impacted by a $3.0 million increase in salary, benefit, and incentive-related expenses at our legacy businesses. SG&A expenses decreased as a percentage of sales due to the leverage gained through the increase in net sales

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $3.2 million and $2.4 million for the nine month periods ended September 30, 2012 and 2011, respectively. This spending reflects our continued focus on productivity and quality enhancements to our operations and new product development.

Asset and Asset-Related Charges (Income).    Asset and asset-related charges (income) totaled $1.6 million for the nine months ended September 30, 2012, and consisted of the impairment of assets related to a fire in an electrical transformer at our Canton, Ohio facility. Asset and asset-related charges (income) totaled ($1.5) million for the nine months ended September 30, 2011, and consisted of favorable settlements related to the accrued contractual commitments associated with our cancelled titanium sponge plant, offset in part by the write-down of sponge-plant related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended
	September 30,
	2012		2011
(In millions except percents)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Group	$15.9	13.3%	$22.9	19.6%	$(7.0)	(30.6)%
Fabrication Group	8.4	3.6%	(8.0)	(7.2)%	16.4	205.0%
Distribution Group	13.5	7.2%	8.3	5.2%	5.2	62.7%

Total consolidated operating income	$37.8	7.0%	$23.2	6.0%	$14.6	62.9%

Excluding the $3.0 million benefit from the duty drawback accrual reversal and the $1.6 million impairment charge associated with an electrical transformer fire at our Canton, Ohio facility in the current year, as well as the $1.1 million benefit from the settlement of the Tronox supply contract dispute and the $1.5 million benefit due to the settlement of accrued contractual commitments at the Company’s canceled titanium sponge plant in 2011, the Titanium Group’s operating income decreased $5.8 million. The decrease was primarily attributable to lower gross profit, largely due to lower average realized selling prices, increased raw material costs, and decreased production due to the electrical transformer fire. Increased SG&A unfavorably impacted the Titanium Group $1.6 million.

The increase in the Fabrication Group’s operating income was principally attributable to higher gross profit driven by our two recent acquisitions and increased sales, partially offset by higher SG&A expenses related to the acquisitions.

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit resulting from increased sales volume, which was primarily driven by higher demand for our titanium products in the commercial aerospace and defense markets.

Other Income (Expense).    Other income (expense) for the nine months ended September 30, 2012 and 2011 was $0.3 million and $(0.2) million, respectively. Other income (expense) consists of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense.    Interest income for each of the nine months ended September 30, 2012 and 2011 was $0.1 million and $0.9 million, respectively. The decrease was principally related to lower overall cash and investment balances compared to the prior year period. Interest expense for the nine months ended September 30, 2012 and 2011 was $13.2 million and $12.7 million, respectively. The increase in interest expense is primarily related to capital leases acquired as part of the Remmele acquisition.

Provision for Income Taxes.    We recognized a provision for income taxes of $8.7 million, or 34.6% of pretax income, and $4.6 million, or 41.3% of pretax income, for federal, state, and foreign income taxes for the nine months ended September 30, 2012 and 2011, respectively. Discrete items for the nine months ended September 30, 2012 totaled $0.2 million and were principally due to normal adjustments for tax returns filed during the period. Discrete items for the nine months ended September 30, 2011 totaled $0.9 million and were principally due to the reversal of tax benefits associated with the manufacturing deduction, which was reduced when the 2010 net operating loss was carried back to obtain a refund of 2008 federal tax payments.

The 6.7 percentage point decrease in our tax expense as a percentage of pretax income from 2011 to 2012 was principally due to a lower amount of discrete items included in the current year, which reduced our tax expense as a percentage of pretax income 7.6 percentage points. This effect was partially offset by a 0.9 percentage point increase in our annual effective income tax rate, which was driven by the effect of foreign operations and adjustments to unrecognized tax benefits. Although these factors are present in both 2012 and 2011, the differing mix of foreign losses and domestic income between the periods and the level of expected annual operating results forecasted in each period increased the rate in 2012.

Refer to Note 5 to accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

In connection with our long-term mill product supply agreements for the Joint Strike Fighter (“JSF”) program and the Airbus family of commercial aircraft, including the A380 and A350XWB programs, we are constructing a new titanium forging and rolling facility in Martinsville, Virginia, and new melting facilities in Canton and Niles, Ohio, with anticipated aggregate capital spending of approximately $160 million. The Niles melting facility is substantially complete, whereas we have capital spending of approximately $3 million remaining on the Canton facility and expect it will begin operations in the 2012 to 2013 timeframe. We have remaining capital expenditures of approximately $35 million related to the Martinsville, Virginia facility, which began forging operations in December 2011. We expect this facility will enable us to enhance our throughput and shorten lead times on certain products, primarily titanium sheet and plate. We continue to evaluate market conditions as we move forward with these capital projects to ensure our operational capabilities are matched to our anticipated demand.

On May 23, 2012, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our then existing First Amended and Restated Credit Agreement, as amended. The Credit Agreement provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement at September 30, 2012 or under the First Amended and Restated Credit Agreement at September 30, 2011.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $73.3 million, our available-for-sale investments of $4.0 million, and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating needs and capital expansion plans.

These financial covenants are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.8 to 1 at September 30, 2012. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 13.3 to 1 at September 30, 2012. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At September 30, 2012, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements.    There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash used in operating activities.    Cash used in operating activities for the nine months ended September 30, 2012 and 2011 was $26.3 million and $13.5 million, respectively. This increase is primarily due to increased working capital, resulting from higher accounts receivable and inventories, partially offset by increases in accounts payable and unearned revenue.

Cash used in investing activities.    Cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $57.9 million and $173.3 million, respectively. For the nine months ended September 30, 2012, investing activities consisted primarily of the purchase of Remmele, which included net cash consideration of $182.6 million, net available-for-sale investments activity which provided $172.8 million as we sold available-for-sale investments to fund the purchase of Remmele, and capital expenditures of $47.9 million. For the nine months ended September 30, 2011, we had net investment purchases of $147.4 million and capital expenditures of $26.0 million.

Cash provided by (used in) financing activities.    During both periods presented, there was limited financing activity.

Duty Drawback Investigation

As previously disclosed, we have been subject to investigation by the U.S. Customs and Border Protection (“U.S. Customs”) since 2007 relating to $7.6 million of historic claims filed in connection with a duty recapture program. As part of this program, we utilized an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for Company or customer products shipped outside the United States. We had recorded a contingent liability of $9.5 million as our best estimate of probable loss in connection with the investigation, and repaid $6.7 million to U.S. Customs through the end of 2011 for invalid claims.

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

We have filed $8.5 million of new duty drawback claims through a new authorized agent beginning in the fourth quarter of 2007 through the end of 2011. No additional claims have been filed during the nine months ended September 30, 2012. Furthermore, we have exported products over the past three years that may give rise to additional duty drawback claims of up to $8.0 million. As a result of the investigation discussed above, we only record these credits when payment is received from U.S. Customs until a consistent history of receipts against claims filed has been established, at which time we may begin to recognize credits to cost of sales upon filing. Through September 30, 2012 we have received payments totaling $3.2 million from U.S. Customs in satisfaction of claims filed since initiating our new duty drawback program.

Backlog

The Company’s order backlog for all markets was approximately $576 million as of September 30, 2012, compared to $476 million at December 31, 2011. The backlog as of September 30, 2012 includes approximately $77 million related to the recent acquisition of Remmele. Of the backlog at September 30, 2012, approximately $172 million is expected to be realized over the remainder of 2012. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs is in a range from $0.7 million to $2.1 million in the aggregate. For both September 30, 2012 and December 31, 2011, the amount accrued for future environmental-related costs was $1.3 million. Of the amount accrued at September 30, 2012, $1.2 million is recorded in other noncurrent liabilities. During the nine months ended September 30, 2012, payments related to our environmental liabilities were $0.1 million. Payments during the nine months ended September 30, 2011 were not material.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other – Testing Indefinite – Lived Intangible Assets for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for indefinite-lived intangible asset impairment. Depending on the outcome of this analysis, the quantitative process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the new guidance to have a material impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 28, 2012.

Item 4.	Controls and Procedures.

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On February 13, 2012, we completed our acquisition of Remmele. See Note 3, “Acquisitions” in the Notes to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the acquisition. Remmele and its subsidiaries represent approximately 19% of the Company’s total assets as of September 30, 2012. Management’s evaluation and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012 excludes an evaluation of the internal control over financial reporting of Remmele and its subsidiaries, consistent with the SEC’s guidance for newly acquired businesses.

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

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were no shares of Common Stock surrendered to satisfy tax liabilities for the three months ended September 30, 2012. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended September 30, 2012. At September 30, 2012, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2012	RTI INTERNATIONAL METALS, INC.

	By	/S/ WILLIAM T. HULL
William T. Hull
Senior Vice President and Chief Financial Officer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document