Form 10-K
period 2012-12-31
RTI INTERNATIONAL METALS INC
filed 2013-02-22
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  ☐        No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $686 million as of June 30, 2012. The closing price of the Company’s common stock (“Common Stock”) on June 29, 2012, as reported on the New York Stock Exchange, was $22.63.

The number of shares of Common Stock outstanding at January 31, 2013 was 30,441,990.

Documents Incorporated by Reference:

Selected Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.    Business

The Company

The Company is a leading producer and global supplier of titanium mill products, and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, medical device, and other markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI”, and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

On February 13, 2012, the Company completed its acquisition of all of the issued and outstanding common stock of Remmele Holding, Inc. (formerly REI Delaware Holding, Inc.) (“Remmele”), which directly owns all of the issued and outstanding capital stock of RTI Remmele Engineering, Inc. (formerly Remmele Engineering, Inc.) and indirectly owns all of the issued and outstanding capital stock of RTI Remmele Medical, Inc. (formerly REI Medical, Inc.). Remmele provides precision machining and collaborative engineering, as well as other key technologies and services, for the aerospace and defense and medical device sectors.

Industry Overview

Titanium’s physical characteristics include a high strength-to-weight ratio, performance in extreme temperatures, and superior corrosion and erosion resistance. Relative to other metals, it is particularly effective in extremely harsh conditions. Given these properties, the scope of potential uses for titanium would be much broader than its current uses, but for its higher cost of production as compared to other metals. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace components and in airframe construction. Traditionally, a majority of the U.S. titanium industry’s output has been used in aerospace applications. The cyclical nature of the aerospace and defense industries have been the principal cause of the fluctuations in the demand for titanium-related products. In more recent years, increasing quantities of the industry’s output have been used in non-aerospace applications, such as the global chemical processing industry, oil and gas exploration and production, geothermal energy production, medical products, consumer products, and non-aerospace military applications such as heavy artillery and armoring.

The U.S. titanium industry’s reported shipments were approximately 100 million pounds and 86 million pounds in 2011 and 2010, respectively, and are estimated to be approximately 90 million pounds in 2012. The decline in shipments during 2012 was due, in part, to destocking in the commercial aerospace industry, as companies worked through excess titanium inventory. Notwithstanding the current uncertainty in the defense industry related to the future of various defense programs, including the Lockheed Martin F-35 Joint Strike Fighter (“JSF”), demand for titanium is currently expected to increase in 2013 due to the ongoing aircraft build-rate increases expected from both Boeing and Airbus, as well as the continued ramp up of the Boeing 787 Dreamliner® program and continued development of the Airbus A350XWB program.

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

The following is a summary of the Company’s proportional sales to each of the three primary markets it serves and a discussion of events occurring within those markets:

	2012	2011	2010
Commercial Aerospace	55%	58%	53%
Defense	23%	29%	30%
Energy, Medical, and Other	22%	13%	17%

Commercial Aerospace

Historically, growth in the commercial aerospace market was the result of increased world-wide air travel, which drove not only increased aircraft production but also larger aircraft with higher titanium content than previous models. More recently and into the future, growth in the commercial aerospace market is expected to be driven instead by changes in global demographics resulting in increased world-wide travel, coupled with the need for more fuel efficient aircraft due to higher energy costs and increased competition, as well as an expected replacement cycle of older aircraft. The leading manufacturers of commercial aircraft, Airbus and Boeing, reported an aggregate of 9,055 aircraft on order at the end of 2012, a 10% increase from the prior year. This increase was primarily driven by strong orders for the single aisle 737 MAX and A320neo aircraft. This order backlog represents approximately seven years of production, at current build rates, for both Airbus and Boeing. According to Aerospace Market News, reported deliveries of large commercial aircraft by Airbus and Boeing totaled:

	2012	2011	2010
Deliveries	1,189	1,011	972

Further, The Airline Monitor forecasts deliveries of large commercial jets for Airbus and Boeing of approximately:

	2015	2014	2013
Forecasted deliveries	1,380	1,360	1,270

Airbus is producing the largest commercial aircraft, the A380, and Boeing is accelerating deliveries of the new 787 Dreamliner®. Additionally, Airbus is continuing development of the A350XWB to compete with Boeing’s 787 model. The A350XWB is currently expected to go into service in late 2014. All three of these aircraft use substantially more titanium per aircraft than on any other current commercial aircraft. As production of these aircraft increases, titanium demand is expected to grow to levels significantly above previous peak levels.

Defense

Military aircraft make extensive use of titanium and other specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F-22, F-18, F-15, and JSF, and European fighters such as the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the C-17 and A400M also use significant quantities of these metals.

The JSF is set to become the fighter for the 21st century with production currently expected to exceed 3,000 aircraft over the life of the program. In 2007, the Company was awarded a long-term contract extension from Lockheed Martin to supply up to eight million pounds annually of titanium mill product to support full-rate production of the JSF through 2020. The products supplied by the Company include sheet, plate, billet, and ingot. Under the contract, the Company is currently supplying approximately two million pounds annually. While the JSF program is the subject of ongoing budget discussions due to continuing defense budget pressures and the potential sequestration of the defense budget, the current Secretary of Defense has affirmed his commitment to this program. Nonetheless, over the next several years, the program is expected to consume approximately two million pounds per year.

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

Energy, Medical, & Other

Sales to the energy, medical device, and other markets consist primarily of shipments to the energy and medical device sectors from the Fabrication Group and continued shipments of ferro titanium to the specialty steel industry from the Titanium Group.

In the energy sector, demand for the Company’s products for oil and natural gas extraction, including deepwater drilling exploration and production, continued to increase in 2012. Demand for these products has grown due to increased oil and gas development from deepwater and difficult-to-reach locations around the globe. As the complexity of oil and gas exploration and production increases, the expected scope of potential uses for titanium-based structures and components is expected to increase, as well.

In the medical device sector, the Company collaboratively engineers innovative, precision-machined solutions with its customers in the minimally invasive surgical device and implantable device markets. The market for medical devices is focused primarily on North America, Western Europe, and Japan. Demand for these products is expected to increase as populations age and the healthcare industry continues to focus on cost containment.

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

Titanium Group

The Titanium Group’s products consist primarily of titanium mill products and ferro titanium alloys (for use in steel and other industries). Its titanium furnaces (as well as other processing equipment) and products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and jet engines. Attaining such certifications is often time consuming and expensive and can serve as a barrier to entry into the titanium mill product market. With operations in Niles and Canton, Ohio; Hermitage, Pennsylvania; and Martinsville, Virginia; the Titanium Group manufactures mill products that are fabricated into parts and utilized in aircraft structural sections such as landing gear, fasteners, tail sections, wing support and carry-through structures, and various engine components including rotor blades, vanes and discs, rings, and engine casings. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Titanium Group’s mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, energy, medical device, and other markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. In 2012, approximately 53% of the Titanium Group’s products were sold to the Company’s Fabrication and Distribution Groups, compared to 49% in 2011 and 38% in 2010, where value-added services are performed on such parts prior to their ultimate shipment to the customer. The increase in sales to the Fabrication and Distribution Groups in 2012 resulted from continued strengthening demand for the Distribution Group’s titanium products, as well as the Company’s expansion of its engineering, precision machining, and fabrication capabilities, which increased demand for mill products from the Titanium Group.

Fabrication Group

The Fabrication Group is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are engineered parts and assemblies, primarily serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other markets. With operations in Minneapolis, Minnesota; Washington, Missouri; Houston, Texas; Laval, Canada; and Welwyn Garden City, England; the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure. The Titanium Group serves as the primary source of mill products for the Fabrication Group.

Distribution Group

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Sullivan, Missouri; Staffordshire, England; and Rosny-Sur-Seine, France; the Distribution Group is in close proximity to its wide variety of commercial aerospace, defense, energy, medical device, and other customers. The Titanium Group serves as the primary source of mill products for the Distribution Group.

Integrated Strategy

The Company believes that by providing its customers with a full-range of products and technologies, from mill products to assembled and kitted titanium components, it provides significant value to its customers.

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

The Company’s consolidated net sales represented by each Group for each of the past three years are summarized in the following table:

	2012		2011		2010
(dollars in millions)	$	%	$	%	$	%
Titanium Group	$159.6	21.6%	$160.7	30.3%	$142.9	33.1%
Fabrication Group	335.3	45.4%	150.5	28.4%	134.4	31.1%
Distribution Group	243.7	33.0%	218.5	41.3%	154.5	35.8%

Total consolidated net sales	$738.6	100.0%	$529.7	100.0%	$431.8	100.0%

Operating income (loss) contributed by each Group for each of the past three years is summarized in the following table:

	2012		2011		2010
(dollars in millions)	$	%	$	%	$	%
Titanium Group	$26.2	47.6%	$29.0	104.3%	$18.4	130.5%
Fabrication Group	12.5	22.7%	(11.2)	(40.3)%	(7.6)	(53.9)%
Distribution Group	16.3	29.7%	10.0	36.0%	3.3	23.4%

Total consolidated operating income (loss)	$55.0	100.0%	$27.8	100.0%	$14.1	100.0%

The Company’s total consolidated assets identified with each Group as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2012	2011	2010
Titanium Group	$421.1	$356.4	$367.6
Fabrication Group	573.6	291.0	246.9
Distribution Group	181.4	170.6	120.9
General Corporate (1)	83.6	309.3	371.5

Total consolidated assets	$1,259.7	$1,127.3	$1,106.9

(1)	Consists primarily of unallocated cash and short-term investments.

The Company’s long-lived assets by geographic area as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2012	2011	2010
United States	$472.4	$280.4	$243.8
Canada	64.7	67.7	73.1
England	37.7	37.1	5.5
France.	0.8	0.5	0.4

Total consolidated long-lived assets	$575.6	$385.7	$322.8

Exports

The Company’s exports consist primarily of titanium mill products, extrusions, and machined extrusions used in the aerospace markets. The Company’s export sales as a percentage of total net sales for each of the past three years were as follows:

	2012	2011	2010
Export sales	34%	34%	34%

Such sales were made primarily to Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K (the “Annual Report”).

Backlog

The Company’s order backlog for all markets was approximately $554 million as of December 31, 2012, as compared to $476 million at December 31, 2011. A large portion of the increase is attributable to the Company’s acquisition of Remmele in 2012. Of the backlog at December 31, 2012, approximately $504 million is likely to be realized in 2013. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Raw Materials

The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and various alloying agents. The Company sources its raw materials from a number of domestic and foreign titanium suppliers under long-term contracts and other negotiated transactions. Currently, all of the Company’s titanium sponge requirements are sourced from foreign suppliers. Requirements for titanium sponge, scrap, alloys, and other metallics vary depending upon the exacting specification of the end market application. The Company’s cold-hearth and electron beam melting process provides it with the flexibility to consume a wider range of metallics, thereby reducing its need for purchased titanium sponge.

The Company currently has supply agreements in place for certain critical raw materials. These supply agreements are with suppliers located in, or for products produced in, Japan and the United States, and allow the Company to purchase certain quantities of raw materials at either annually negotiated prices or, in some cases, fixed prices that may be subject to certain underlying input cost adjustments. Purchases made under these contracts are denominated in U.S. Dollars; however, in some cases, the contract provisions include potential price adjustments based on the extent that the Yen to U.S. Dollar exchange rate falls outside of a specified range. These contracts expire at various periods through 2021. The Company acquires the balance of its raw materials opportunistically on the spot market as needed. The Company believes it has adequate sources of supply for titanium sponge, titanium scrap, alloying agents, and other raw materials to meet its short and medium-term needs.

Business units in the Fabrication and Distribution Groups obtain the majority of their titanium mill product requirements from the Titanium Group. Other metallic requirements are generally sourced from the best available supplier at competitive market prices.

Competition and Other Market Factors

The titanium metals industry is a highly-competitive and cyclical global business. Titanium competes with other materials, including certain stainless steel, other nickel-based high-temperature and corrosion resistant alloys, and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry, although it would either need to acquire intermediate product from an existing source or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end-use applications, especially in the aerospace industry, require rigorous testing, approvals, and customer certification prior to purchase, which requires a manufacturer to expend significant time and capital and possess extensive technical expertise, given the complexity of the specifications often required by customers.

Consumers of titanium products in the aerospace industry tend to be very large and highly concentrated. Boeing, Airbus, Lockheed Martin, Bombardier, and Embraer manufacture airframes. General Electric, Pratt & Whitney, Rolls Royce, and Snecma build jet engines. Direct purchase from these companies, and their family of specialty subcontractors, account for a majority of aerospace products manufactured for large commercial aerospace and defense applications.

Producers of titanium mill products are primarily located in the U.S., Japan, Russia, Europe, and China. The Company participates directly in the titanium mill product business primarily through its Titanium Group. The

Company’s principal competitors in the aerospace titanium mill product market are Allegheny Technologies Incorporated (“ATI”) and Precision Castparts Corporation (“PCP”), through its recent acquisition of Titanium Metals Corp. (“TIE”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (RU: “VSMO”), based in Russia. The Company competes with these companies primarily on the basis of price, quality of products, technical support, and the availability of products to meet customers’ delivery schedules.

The Fabrication and Distribution Groups compete with other companies primarily on the basis of price, quality, timely delivery, and customer service. The Company’s principal competitors in the aerospace titanium fabricated component market are GKN Aerospace PLC (LSE: “GKN”), Triumph Group Inc. (“TGI”), LMI Aerospace (“LMIA”), PCP through its acquisition of Primus International, Inc., and Ducommun Inc. (“DCO”). In the energy production market, the Company competes with 2H Offshore, Oil States International, Inc. (“OIS”), Ameriforge Group, Inc., and Sheffield Offshore Services. In the medical device market, the Company competes with Norwood Medical, Accellent, and Mountainside Medical. The Company believes that the business units in its Fabrication and Distribution Groups are well-positioned to continue to compete and grow due to the range of goods and services offered, their demonstrated expertise, and the increasing synergy with the Titanium Group for product and technical support.

Trade and Legislative Factors

Imports of titanium mill products from countries that are subject to the normal trade relations (“NTR”) tariff rate are subject to a 15% tariff, whereas the countries not subject to the NTR tariff rate are subject to a 45% tariff. Additionally, a 15% tariff exists on unwrought titanium products entering the U.S., including titanium sponge. Currently, the Company imports titanium sponge from Kazakhstan and Japan, which is subject to this 15% tariff. Competitors of the Company that do not import titanium sponge are not subject to the additional 15% tariff in the cost of their products. In the past, the Company has sought relief from this tariff through the Offices of the U.S. Trade Representative but has been unsuccessful in having the tariff removed. The Company believes the U.S. trade laws as currently applied to the domestic titanium industry create a competitive disadvantage to the Company.

U.S. Customs and Border Protection (“U.S. Customs”) administers a duty drawback program whereby duty paid on imported items can be recovered. In the event materials on which duty has been paid are used in the manufacture of products in the United States and such manufactured products are then exported, duties previously paid may be refunded as drawbacks, provided that various requirements are met. The Company participates in the U.S. Customs’ duty drawback program.

The United States Government is required by 10 U.S.C. §2533b, “Requirement to buy strategic materials critical to national security from American sources” (the “Specialty Metals Clause”), to use domestically-melted titanium for certain military applications. The law, which dates back to the Berry Amendment of 1973, is important to the Company in that it supports the domestic specialty metals industry. The Specialty Metals Clause was comprehensively revised in the 2007 Defense Authorization Act (the “2007 Act”); however, the subject was reopened in the 2007-2008 legislative session as a result of universal dissatisfaction with the implementation of the 2007 Act by the Department of Defense. Consequently, new provisions under the National Defense Authorization Act for Fiscal Year 2008 (“2008 Act”) reflect a compromise on domestic source requirements for specialty metals.

The 2008 Act provided an important clarification for the specialty metals industry, in that it affirmed that the Specialty Metals Clause does apply to commercial off-the-shelf-items such as: specialty metals mill products like titanium bar, billet, slab, and sheet; forgings and castings of specialty metals (unless incorporated into a commercial off-the-shelf item or subassembly); and fasteners (unless incorporated into commercial off-the-shelf end items or subassemblies). The 2008 Act does provide for a de minimis exception whereby defense agencies may accept an item containing up to 2% noncompliant metal, based on the total weight of all of the specialty metals in an item. This exception might apply, for example, to small specialty metal parts in a jet engine if the source of the parts cannot be ascertained. The 2008 Act revised the rules for granting compliance waivers when compliant materials are not available such that the Department of Defense was required to reexamine previously granted waivers (which the specialty metals industry had challenged as overly broad) and amend them, if necessary, to comply with the 2008 Act. The 2008 Act also required greater “transparency” in the use of the waiver process and required the Department of Defense to report to Congress on the first and second anniversaries of the legislation concerning the types of items that were being procured under the new commercial off-the-shelf exception.

The Company believes that the compromises contained in the 2008 Act provided a fair and workable solution bridging the biggest concerns on both sides of the debate. The Company, together with the specialty metals industry as a whole, continues to monitor the application and enforcement of the 2008 Act to affirm that the Specialty Metals Clause continues to ensure a reliable, domestic source for products critical to national security.

Environmental Liabilities

The Company is subject to various environmental laws and regulations as well as certain health and safety laws and regulations that are subject to frequent modifications and revisions. While historically the cost of compliance for these matters has not had a material adverse impact on the Company, it is not possible to accurately predict the ultimate effect changing environmental health and safety laws and regulations may have on the Company in the future. The Company continually evaluates its obligations for environmental-related costs on a quarterly basis and makes adjustments as necessary. For further information on the Company’s environmental liabilities, see Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

The principal goals of the Company’s research programs are advancing technical expertise in the production of titanium mill and fabricated products, and developing innovative solutions to customer needs through new and improved mill and value-added products. The Company’s research, technical, and product development expenses for each of the past three years were as follows:

	2012	2011	2010
(dollars in millions)
Research, technical and product development expenses	$4.2	$3.4	$3.3

Patents and Trademarks

The Company possesses a substantial body of technical know-how and trade secrets. The Company considers its expertise, trade secrets, and patent portfolio to be important to the conduct of its business, although no individual item is currently considered to be material to either the Company’s business as a whole or to an individual reporting segment. The Company’s Titanium Group holds eight patents covering various manufacturing processes, most of which have not yet been commercialized. The Company’s Fabrication Group holds seven patents related to its energy business. With the exception of one patent expiring in 2013, all of the Company’s patents have been issued between 2000 and 2011.

Employees

At December 31, 2012, the Company and its subsidiaries had 2,362 employees, 886 of whom were classified as administrative and sales personnel. Of the total number of employees, 716 employees were in the Titanium Group, 1,430 in the Fabrication Group, 145 in the Distribution Group, and 71 in RTI Corporate.

The United Steelworkers of America (“USW”) represents 354 of the hourly, clerical, and technical employees at the Company’s plant in Niles, Ohio. On March 8, 2012, the Company and the USW extended its current union contract through June 30, 2018. The Company’s facility in Washington, Missouri has 155 hourly employees who are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor contract with the IAMAW expires on February 19, 2015. No other Company employees are currently represented by a union.

Executive Officers of the Registrant

Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2012.

Name	Age	Title
Dawne S. Hickton	55	Vice Chair, President and Chief Executive Officer
James L. McCarley	49	Executive Vice President of Operations
Stephen R. Giangiordano	55	Executive Vice President of Technology and Innovation
William T. Hull	55	Senior Vice President and Chief Financial Officer
William F. Strome	57	Senior Vice President of Finance and Administration
Chad Whalen	38	Vice President, General Counsel and Secretary

Biographies

Ms. Hickton was appointed Vice Chair, President and Chief Executive Officer in October 2009. She had served as Vice Chair and Chief Executive Officer since April 2007, Senior Vice President and Chief Administrative Officer since July 2005, Corporate Secretary since April 2004, and Vice President and General Counsel since June 1997. Prior to joining the Company, Ms. Hickton had been an Assistant Professor of Law at The University of Pittsburgh School of Law, and was employed at U.S. Steel Corporation from 1983 through 1994.

Mr. McCarley was appointed Executive Vice President of Operations in May 2010. He had served as the Chief Executive Officer of General Vortex Energy, Inc., a private developer of engine and combustion technologies, from September 2009 to May 2010. From 1987 to 2009, Mr. McCarley served in a variety of management positions at Wyman Gordon, a division of Precision Castparts Corporation, a global manufacturer of complex metal components, most recently as Division President of Wyman Gordon – West from 2008 to 2009 and Vice President & General Manager from 2006 to 2008.

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

Item 1A.    Risk Factors.

Our business is subject to various risks and uncertainties. Any of these individual risks described below, or any number of these risks occurring simultaneously, could have a material effect on our Consolidated Financial Statements, business, or results of operations. You should carefully consider these factors, as well as the other information contained in this document, when evaluating your investment in our securities.

We are subject to risks associated with global economic and political uncertainties.

Like other companies, we are susceptible to macroeconomic downturns in the United States and abroad that may affect our performance and the performance of our customers and suppliers. Further, the lingering effects of the global financial crisis that began in 2008 may have an impact on our business and financial condition in ways that we currently cannot predict. That crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. In addition to the impact that the global financial crisis has already had, we may face significant financial and operational challenges if conditions in the financial markets do not improve or if they worsen. For example, an extension of the credit crisis to other industries (for example, the availability of financing for the purchase of commercial aircraft) could adversely impact overall demand for our products, which could have a negative effect on our revenues.

In addition, our ability to access the traditional bank and capital markets may be severely restricted, which could have an adverse impact on our ability to react to changing economic and business conditions. In addition, we are subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in policy resulting from the current political environment, including fluctuations in global currencies, could have an adverse impact on the financial condition and the level of business activity of the defense industry or other market segments in which we participate. This may reduce our customers’ demand for our products and/or depress pricing of those products, resulting in a material adverse impact on our business, prospects, results of operations, revenues, and cash flows.

A substantial amount of revenue is derived from the commercial aerospace and defense industries and a limited number of customers.

Nearly 78% of our current annual revenue is derived from the commercial aerospace and defense industries. Of this amount, Boeing, through multiple contracts with various company subsidiaries covering varying periods, accounted for approximately 12% of our consolidated net sales in 2012. Within those industries are a relatively small number of consumers of titanium products. Those industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services.

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

Some of our customers are particularly sensitive to the level of government spending on defense-related products. Government programs are dependent upon the continued availability of appropriations, which are approved on an annual basis. Sudden reductions in defense spending could occur due to economic or political changes, such as the impact of sequestration, which could result in a downturn in demand for defense-related titanium products. Further, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations.

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

We have signed several long-term contracts in recent years to produce titanium mill products and complex engineered assemblies for several new aircraft programs, including the Boeing 787, the JSF and the Airbus family of aircraft, including the A380, the A350XWB and the A400M military transport. In order to meet the delivery requirements of these contracts, we have invested in significant capital expansion projects. Because of the global economic slowdown and production problems experienced by many of our customers, we have experienced significant delays in these programs. Further delays due to the problems associated with the Boeing 787’s lithium-ion batteries or for other reasons, program cancellations, or a loss of one or more customers associated with these programs, could have a material adverse impact on our business, prospects, results of operations, revenues, cash flows, and financial standing.

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

As of December 31, 2012, we had goodwill of $137.3 million and other intangible assets of $56.5 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any impairment is expensed immediately through the Consolidated Statement of Operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations.

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

Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. The ability or inability to meet our financial expectations could be directly impacted by our customers’ abilities or inabilities to meet their own financial expectations. A continued downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other domestic as well as global economic, environmental or political factors. A continued slowdown in demand by, or complete loss of business from, these customers could have a material impact on our results of operations and financial position, including, but not limited to, impairment of goodwill and long-lived assets, which could be material.

We may be subject to competitive pressures.

The titanium metals industry is highly-competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Our Russian competitor, in particular, has significantly greater capacity than us and others in our industry. Additionally, our industry has recently seen rapid consolidation, including the PCP acquisition of Titanium Metals Corp., and Primus International, Inc., and the ATI acquisition of Ladish Co., Inc. Not only do we face competition for a limited number of customers with other producers of titanium products, but we also must compete with producers of other generally less expensive materials of construction including stainless steel, nickel-based high temperature and corrosion resistant alloys, and composites.

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

We own twenty-six natural gas wells which provide some but not all of the non-electrical energy required by our Niles, Ohio operations. Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas, or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes, or the inability to extend expiring energy supply contracts on favorable economical terms.

We may not be able to recover the carrying value of our long-lived assets, which could require us to record asset impairment charges.

As of December 31, 2012, we had net property, plant, and equipment of $376.0 million. We operate in a highly competitive and highly cyclical industry. In addition, we have invested heavily in new machinery and facilities in order to win new long-term supply agreements related to next-generation aircraft such as the Boeing 787, the Airbus family of commercial aircraft, and the JSF program. If we were unable to realize the benefits under these agreements, for whatever reason, we could be required to record material asset and asset related impairment charges in future periods which could adversely affect our results of operations.

Many of our products must be manufactured to stringent quality standards and are used in critical aircraft components and medical devices.

Given the critical nature of many of the end uses for our products, including specifically their use in critical rotating parts of gas turbine engines and their use in medical devices, a quality issue could have a material adverse impact on our reputation in the marketplace. While we maintain product liability insurance, including aircraft grounding liability, of $500 million, should a quality or warranty claim exceed this coverage, or should our coverage be denied, such liability could have a material adverse impact on Consolidated Financial Statements.

Healthcare Legislation may impact our business.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and Health Care Education and Affordability Reconciliation Act (the “Act”) was passed and signed into law. Among other things, the Act includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the Act become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have issued and are continuing to issue the necessary enabling regulations and guidance with respect to the Act. Due to the breadth and complexity of the Act, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the Act on our business. Depending on how and when the provisions of the Act are implemented, our results of operations, financial position and cash flows could be materially adversely affected.

Our business could be harmed by strikes or work stoppages.

Approximately 354 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the United Steelworkers of America. Our current labor agreement with this union expires June 30, 2018. Approximately 155 hourly employees at our RTI Tradco facility in Washington, Missouri are represented by the International Association of Machinists and Aerospace Workers. Our current labor agreement with this union was approved on February 15, 2011, and expires February 19, 2015.

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

We are subject to, and could incur, substantial costs and liabilities under environmental, health, and safety laws.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Manufacturing Facilities

The Company has approximately 2.3 million square feet of manufacturing facilities, exclusive of distribution facilities and office space. Set forth below are the Company’s principal manufacturing plants, the principal products produced at each location, and each plant’s aggregate capacities.

Facilities

Location	Owned / Leased	Products Produced	Annual Rated Capacity
Titanium Group
Niles, OH	Owned	Ingot (million pounds)	49.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Canton, OH	Leased	Ferro titanium and specialty alloys (million pounds)	16.0
Hermitage, PA	Owned	Metal processing (million pounds)	5.0
Martinsville, VA	Owned	Titanium forging (million pounds)	10.5

Fabrication Group
Washington, MO	Owned	Hot and superplastically formed parts (thousand press hours)	50.0
Laval, Canada	Owned	Machining/assembly of aerospace parts (thousand man hours)	400.0
Houston, TX	Leased	Extruded, hot stretch formed products (million pounds)	4.2
Houston, TX	Owned	Machining/fabricating oil/gas products (thousand man hours)	200.0
Welwyn Garden City, England	Leased	Hot and superplastically formed parts (thousand man hours)	60.0
Coon Rapids, MN	Owned	Machining/assembly of medical devices (thousand machine hours)	212.0
Big Lake, MN	Owned	Machining/assembly of medical devices (thousand machine hours)	436.0
Big Lake, MN	Owned	Machining/assembly of aerospace and defense parts (thousand man hours)	203.0
New Brighton, MN	Owned	Machining/assembly of aerospace and defense parts (thousand man hours)	192.0

Distribution Group
Staffordshire, England	Leased	Cut parts and components (thousand man hours)	45.0
Rosny-Sur-Seine, France	Leased	Cut parts and components (thousand man hours)	16.0
Sullivan, MO	Leased	Cut parts and components (thousand man hours)	23.0
Garden Grove, CA	Leased	Metal warehousing and distribution	N/A
Windsor, CT	Leased	Metal warehousing and distribution	N/A

In addition to the leased facilities noted above, the Company leases certain buildings and property at the Washington, Missouri operation, as well as its corporate headquarters in Pittsburgh, Pennsylvania. All other facilities are owned. The plants have been constructed at various times over a long period. Many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

Item 3.    Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. There are currently no material pending or threatened claims against the Company.

Item 4.    Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Range of High and Low Stock Prices of Common Stock

	2012		2011
Quarter	High	Low	High	Low
First	$27.60	$21.62	$31.71	$24.91
Second	$26.96	$20.29	$39.82	$28.07
Third	$26.00	$21.12	$38.96	$21.55
Fourth	$27.82	$22.17	$29.51	$20.07

Principal market for Common Stock: New York Stock Exchange

Holders of record of Common Stock at January 31, 2013: 569

The Company has not historically paid dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

There were no repurchases of our Common Stock during the three months ended December 31, 2012 under (i) the Company’s $15 million share repurchase program approved by the Board of Directors on April 30, 1999, or (ii) a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan.

Item 6.     Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Net sales	$738,608	$529,679	$431,793	$407,978	$609,900
Operating income (loss)	55,030	27,761	14,061	(87,276)	87,392
Income (loss) before income taxes	36,768	12,135	11,820	(96,056)	87,975
Net income (loss)	23,515	6,552	3,417	(67,239)	55,695
Basic earnings (loss) per share(1)	$0.78	$0.22	$0.11	$(2.67)	$2.42
Diluted earnings (loss) per share(1)	$0.77	$0.22	$0.11	$(2.67)	$2.41

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Working capital	$474,051	$585,690	$636,656	$387,761	$559,601
Total assets	1,259,727	1,127,275	1,106,854	854,735	1,029,203
Long-term debt	198,337	186,981	178,107	81	238,550
Total shareholders’ equity	745,569	722,752	718,400	679,206	601,934

(1)	Adjusted for retrospective application of the provisions of the earnings per share accounting guidance which became effective for the Company on January 1, 2009. For further information, see Note 4 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the condensed Consolidated Financial Statements and condensed Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” other words of similar meaning, or other statements contained herein that are not historical facts. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this Annual Report, the following factors and risks should also be considered, including, without limitation:

•	global economic and political uncertainties,

•	a significant portion of our revenue is concentrated within the commercial aerospace and defense industries and the limited number of potential customers within those industries,

•	the future availability and prices of raw materials,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives, including the JSF program,

•	our ability to successfully integrate newly acquired businesses,

•

long-term supply agreements and the impact if another party to a long-term supply agreement fails to fulfill its requirements under existing contracts or successfully manage its future development and production schedule,

•	the impact of the current titanium inventory overhang throughout our supply chain,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	the impact of the Boeing 787 Dreamliner® lithium-ion battery investigation, including any potential production delays,

•	competition in the titanium industry,

•	our ability to attract and retain key personnel,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	legislative challenges to the Specialty Metals Clause, which requires that titanium for U.S. defense programs be produced in the U.S.,

•	labor matters,

•	risks related to international operations,

•	our ability to execute on new business awards,

•	potential costs for violations of applicable environmental, health, and safety laws,

•	our order backlog and the conversion of that backlog into revenue,

•	fluctuations in our income tax obligations and effective income tax rate, and

•	demand for our products

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, as well as in other filings filed with or furnished to the SEC, copies of which are available from the SEC or may be obtained upon request from the Company. Except as may be required by applicable law, we undertake no duty to update our forward-looking information.

Overview

We are a leading producer and global supplier of titanium mill products and a supplier of fabricated titanium and specialty metal components for the international aerospace, defense, energy, medical device and other markets. The Company conducts business in three segments.

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, energy, medical device, and other applications. With operations in Niles, Ohio; Canton, Ohio; Hermitage, Pennsylvania; and Martinsville, Virginia, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, ingot, bloom, billet, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its specialty steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting and other production processes, and the application of titanium in new markets.

The Fabrication Group is comprised of companies with significant soft and hard-metal expertise that extrude, form, fabricate, machine, precision machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, primarily serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other markets. With operations in Minneapolis, Minnesota; Houston, Texas; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England; the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, engineered systems for deepwater oil and gas exploration and production infrastructure, and components for the production of minimally invasive and implantable medical devices.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Sullivan, Missouri; Tamworth, England; and Rosny-Sur-Seine, France; the Distribution Group services a wide variety of commercial aerospace, defense, energy, medical device, and other customers.

Both the Fabrication and Distribution Groups access the Titanium Group as their primary source of titanium mill products. For the years ended December 31, 2012, 2011, and 2010, approximately 53%, 49%, and 38%, respectively, of the Titanium Group’s sales were to the Fabrication and Distribution Groups.

Trends and Uncertainties

The defense sector continues to face uncertainties due to overall budget pressures and the pending sequestration of Department of Defense appropriations. Additionally, we believe the recent concern over the reliability of lithium ion batteries deployed on the Boeing 787, a major consumer of titanium, could lead to potential production delays if a solution is not quickly identified. These issues are placing pressure on the market for titanium products.

Notwithstanding these pressures, we believe that overall end-market titanium demand will continue to accelerate over the next several years, driven largely by commercial aircraft production by Boeing and Airbus and strong jet engine market activity. In addition, our recent acquisitions are furthering our move toward becoming an integrated supplier of advanced titanium products. We continue to win incremental, value-add packages in both the commercial aerospace and defense markets, and have diversified into the medical device markets, supporting our strategy to move further up the value chain.

Executive Summary

In 2012, we generated record revenues of $738.6 million, with our Fabrication Group contributing almost half of that revenue. This performance demonstrates our continuing emergence as an integrated supplier of advanced titanium products.

During the year, we completed the integration of both RTI Advanced Forming, acquired in November 2011, and Remmele Engineering, acquired in February 2012. RTI Advanced Forming expanded our hot and superplastic forming capabilities into commercial aerospace. Remmele Engineering brought important collaborative engineering, precision machining, and robotic manufacturing capabilities to RTI in the commercial aerospace, defense, and medical device markets.

Within our Titanium Group, we attained the first commercial approval of our forging and grinding facility in Martinsville, Virginia. This facility adds new productivity and capacity to our Titanium Group in support of our strategic customers, such as Airbus and their new assembly facility in Mobile, Alabama. We also completed early contract negotiations with our union at our Niles, Ohio facility. The new agreement, which runs through 2018, includes favorable terms for both parties that allow us to focus on reducing costs and improving productivity in a stable labor market.

In early February 2013, we announced an updated organizational structure to best align our resources to support our continuing growth. We reorganized into two segments, the Titanium Segment and the Engineered Products and Services Segment. We expect that the new structure will allow us to better communicate our entire offering of products to our customers, and positions management to maximize our engineering expertise, manufacturing capacity, and production capabilities as we take titanium further down the supply chain. We will begin reporting in the new two segment structure with our first quarter of 2013 financial results.

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2012	2011
Titanium Group	$159.6	$160.7	$(1.1)	(0.7)%
Fabrication Group	335.3	150.5	184.8	122.8%
Distribution Group	243.7	218.5	25.2	11.5%

Total consolidated net sales	$738.6	$529.7	$208.9	39.4%

The decrease in the Titanium Group’s net sales was primarily the result of a $0.10 per pound decrease in average realized selling prices to $17.43 per pound, lower ferro-alloy demand from our specialty steel customers, and a reduction in demand for the outside processing of titanium forgings. Partially offsetting these decreases was a 2.6% increase in prime mill product shipments to 7.9 million pounds for the year ended December 31, 2012 from 7.7 million pounds for the year ended December 31, 2011. The increased volume was primarily driven by higher aircraft build rates by both Boeing and Airbus.

The increase in the Fabrication Group’s net sales was primarily attributable to our two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011, which increased net sales $144.1 million. Additionally, strong demand from our energy market and commercial aerospace customers due to increasing oil and gas exploration and aircraft build rates, resulted in a $43.6 million and $9.7 million increase in net sales, respectively. These increases were partially offset by a decline in our military shipments for the F-15, F-22, and various helicopter programs.

The increase in the Distribution Group’s net sales was primarily the result of higher sales volumes, driven by increased demand for our titanium products in the commercial aerospace and defense markets. These volume improvements resulted in higher net sales of $19.9 million. Furthermore, the Distribution Group was favorably impacted $5.3 million due to higher average selling prices caused by a favorable product mix during 2012.

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2012 and 2011 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2012		2011
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Group	$49.8	31.2%	$48.5	30.2%	$1.3	2.7%
Fabrication Group	61.5	18.3%	17.9	11.9%	43.6	243.6%
Distribution Group	39.2	16.1%	34.3	15.7%	4.9	14.3%

Total consolidated gross profit	$150.5	20.4%	$100.7	19.0%	$49.8	49.5%

Excluding the $3.0 million benefit from the duty drawback accrual reversal in 2012 and the $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Group’s gross profit decreased $0.6 million. The Titanium Group’s gross profit was negatively impacted by $2.1 million primarily due to lower average realized selling prices and the impact of the electrical transformer fire at our Canton, Ohio facility. This decrease was partially offset by higher sales volumes of prime mill products, with average costs per pound remaining flat from the prior year at $13.99.

The increase in the Fabrication Group’s gross profit was primarily attributable to our two recent acquisitions, which benefited gross profit $25.0 million. Additionally, the incremental margins on increased sales volumes for the energy market and commercial aerospace customers, due to increasing oil and gas exploration and aircraft build rates, resulted in an $18.6 million increase in gross profit.

The increase in the Distribution Group’s gross profit was principally due to higher margin sales mix and higher volumes, driven primarily by higher commercial aerospace demand.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2012		2011
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Group	$19.3	12.1%	$17.8	11.1%	$1.5	8.4%
Fabrication Group	48.7	14.5%	28.9	19.2%	19.8	68.5%
Distribution Group	23.0	9.4%	24.3	11.1%	(1.3)	(5.3)%

Total consolidated SG&A	$91.0	12.3%	$71.0	13.4%	$20.0	28.2%

The $20.0 million increase in SG&A expenses was primarily related to our two recent acquisitions, which increased SG&A expenses $19.1 million. Additionally, SG&A expenses were impacted by moderate increases in salary, benefit and incentive related expense and higher professional fees. SG&A expenses decreased as a percentage of sales due to the leverage gained through the increase in net sales.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses for the Company were $4.2 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively. This spending, primarily related to our Titanium Group, reflected the Company’s continued efforts to make productivity and quality improvements to current manufacturing processes, as well as new product development.

Asset and Asset-related Charges (Income).    Asset and asset-related charges (income) for the years ended December 31, 2012 and 2011 were $0.4 million and $(1.5) million, respectively. In 2012, these charges related to the impairment of assets destroyed in a fire in an electrical transformer at our Canton, Ohio facility in September, net of related insurance recoveries. In 2011, asset and asset-related charges (income) consisted of favorable settlements related to the accrued contractual commitments associated with our indefinitely delayed titanium sponge plant, offset in part by the write-down of sponge plant-related assets related to these settlements as our contractors were able to return these assets to their vendors for refunds.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the years ended December 31, 2012 and 2011 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2012		2011
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Group	$26.2	16.4%	$29.0	18.0%	$(2.8)	(9.7)%
Fabrication Group	12.5	3.7%	(11.2)	(7.4)%	23.7	211.6%
Distribution Group	16.3	6.7%	10.0	4.6%	6.3	63.0%

Total consolidated operating income	$55.0	7.4%	$27.8	5.2%	$27.2	97.8%

Excluding the $3.0 million benefit from the duty drawback accrual reversal in 2012 and $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Group’s operating income decreased $4.7 million. The decrease was attributable to lower gross profit, largely due to lower average realized selling prices and the impact of the electrical transformer fire at our Canton, Ohio facility, and the 2011 benefit from asset and asset-related charges (income). Increased SG&A unfavorably impacted the Titanium Group $1.5 million.

The Fabrication Group’s operating income increased compared to the prior year due to the favorable impact of the two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011. The Fabrications Group’s operating income also benefited from higher sales to the energy and commercial aerospace markets.

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit resulting from higher margin sales mix and higher volumes, driven primarily by strengthening commercial aerospace demand. Decreased SG&A favorably impacted the Distribution Group $1.3 million.

Other Income (Expense).    Other income (expense) for the year ended December 31, 2012 was $(0.5) million and was not material for the year ended December 31,2011. Other income (expense) consisted primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.    Interest income for the years ended December 31, 2012 and 2011 was $0.1 million and $1.2 million, respectively. The decrease was principally related to lower average cash and investment balances, compared to the prior year.

Interest expense was $17.9 million and $16.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in interest expense is partially attributable to our new capitalized leases, which accounted for $0.2 million of interest expense in 2012, and increased principal accretion on our 3.0% Convertible Senior Notes (the “Notes”) due December 2015. Included in interest expense for the years ended December 31, 2012 and 2011, is $9.7 million and $8.9 million of debt discount amortization and $1.1 million and $1.1 million of debt issuance cost amortization, respectively, associated with the Notes.

Provision for (Benefit from) Income Tax.    We recognized income tax expense of $13.3 million, or 36.0% of pretax income in 2012, compared to $5.6 million, or 46.0% of pretax income in 2011, for federal, state, and foreign income taxes. Our effective income tax rate decreased 10.0 percentage points from 2011, principally due to the effects of adjustments to prior year income taxes and the higher level of pretax income in 2012.

Adjustments to prior years’ income taxes accounted for 9.9 percentage points of the decrease. Non-deductible acquisition costs and compensation together with other miscellaneous items contributed to another 8.3 percentage point reduction. These reductions were partially offset by the effects of foreign operations and state taxes which increased the rate by 8.2 percentage points.

Reconciliation of the 2011 effective income tax rate to the 2012 effective income tax rate:

2011 effective income tax rate		46.0%
Changes in effective income tax rate:
Effects of foreign operations	5.5
State taxes	2.7
Adjustments to prior years’ income taxes	(9.9)
Non-deductible acquisition costs/officer compensation	(6.1)
Other	(2.2)	(10.0)

2012 effective income tax rate		36.0%

Refer to Note 5 to our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2011 and 2010 are summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2011	2010
Titanium Group	$160.7	$142.9	$17.8	12.5%
Fabrication Group	150.5	134.4	16.1	12.0%
Distribution Group	218.5	154.5	64.0	41.4%

Total consolidated net sales	$529.7	$431.8	$97.9	22.7%

Excluding the $15.4 million payment recognized in 2010 related to the resolution of certain Airbus 2009 contractual obligations, the Titanium Group’s net sales increased $33.2 million. This increase was primarily the result of an increase in prime mill product shipments to trade customers to 7.7 million pounds in 2011 from

6.6 million pounds in 2010, coupled with an increase in average realized selling prices to $17.53 per pound in 2011 compared to $16.05 per pound in 2010. The increasing build rates by both Boeing and Airbus drove the increased mill product volume. The primary driver for the increase in average realized selling prices was that the 2011 mix combined a higher percentage of flat products which generally carry higher overall prices relative to forged products. Additionally, ferro-alloy net sales increased by $3.5 million due to higher demand from our specialty steel customers.

Excluding the $4.2 million of nonrecurring engineering funds recognized in 2010 related to the Boeing 787 Dreamliner® program, the Fabrication Group’s net sales increased $20.3 million. This increase was principally due to increased demand in the commercial aerospace market, led by the Boeing 787 Dreamliner® program, which increased net sales by $24.7 million. Additionally, net sales to our military customers increased $4.7 million due to strong demand from the F-15, F-18, and various helicopter programs. The Fabrication Group also benefited from the acquisition of RTI Advanced Forming, Ltd. in the November 2011 which increased net sales by $2.1 million. These increases were partially offset by a decrease in sales to our energy market customers of $11.2 million, principally due to the slowdown in drilling permitting in the Gulf of Mexico during 2011 and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010.

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

Excluding the $15.4 million payment recognized in 2010 related to the resolution of certain Airbus 2009 contractual obligations and the $8.3 million charge in 2010 associated with the disputed Tronox supply contract, the Titanium Group’s gross profit increased $24.8 million. The increase in the Titanium Group’s gross profit was primarily due to its ability to control its production costs, as average cost per pound rose to $13.98 per pound in 2011 from $13.45 per pound in 2010, or 3.9%, while average selling price per pound rose 9.2%. Higher volume and a favorable mix helped offset raw material cost pressures during 2011. Furthermore, the Titanium Group was favorably impacted $0.8 million due to increased ferro-alloy sales to our specialty steel customers. These increases were partially offset by a reduction in third-party sales of Titanium Group-sourced inventory through our Fabrication and Distribution Group facilities.

The decrease in gross profit for the Fabrication Group was primarily driven by a reduction in sales to our energy market customers, principally due to material delivery delays by our suppliers, the slowdown in permitting in the Gulf of Mexico, and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010, which combined to reduce gross profit by $11.2 million. The decrease was partially offset by improved production efficiencies and delivery performance, resulting in an $8.4 million improvement as Fabrication Group deliveries related to the Boeing 787 Dreamliner® Pi Box program continued to slowly ramp up.

The increase in the Distribution Group’s gross profit was principally related to increased sales volume, which increased gross profit $13.5 million, primarily driven by higher customer demand in the commercial aerospace market. This increase was partially offset by a lower margin sales mix in 2011, which decreased gross profit $2.4 million, and higher operating expenses, which decreased gross profit $1.6 million.

Selling, General, and Administrative Expenses.    SG&A for our reportable segments for the years ended December 31, 2011 and 2010 are summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011		2010
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Group	$17.8	11.1%	$14.1	9.9%	$3.7	26.2%
Fabrication Group	28.9	19.2%	28.0	20.8%	0.9	3.2%
Distribution Group	24.3	11.1%	21.5	13.9%	2.8	13.0%

Total consolidated SG&A	$71.0	13.4%	$63.6	14.7%	$7.4	11.6%

The decrease in SG&A as a percent of sales was primarily due to the leverage gained through the increase in sales, partially offset by increases in salary, benefit, and incentive-related expenses of $5.3 million driven by increases in our cash incentive compensation program, and acquisition-related expenses of $2.1 million.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses for the Company were $3.4 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively. This spending, primarily related to our Titanium Group and Fabrication Group, reflected the Company’s continued efforts to develop advanced titanium products as well as to make productivity and quality improvements to manufacturing processes.

Asset and Asset-related Charges (Income).    Asset and asset-related charges (income) for the years ended December 31, 2011 and 2010 were $(1.5) million and $(5.0) million, respectively. Asset and asset-related income consisted of favorable settlements related to the accrued contractual commitments associated with our cancelled titanium sponge plant, offset in part by the write-down of sponge plant-related assets related to those settlements as our contractors were able to return these assets to their vendors for refunds.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the years ended December 31, 2011 and 2010 is summarized in the following table:

	2011		2010		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Group	$29.0	18.0%	$18.4	12.9%	$10.6	57.6%
Fabrication Group	(11.2)	(7.4)%	(7.6)	(5.7)%	(3.6)	(47.4)%
Distribution Group	10.0	4.6%	3.3	2.1%	6.7	203.0%

Total consolidated operating income (loss)	$27.8	5.2%	$14.1	3.3%	$13.7	97.2%

Excluding the $15.4 million payment recognized in 2010 related to the resolution of certain Airbus 2009 contractual obligations and the $8.3 million charge in 2010 associated with the disputed Tronox supply contract, the Titanium Group’s operating income increased $17.7 million. The increase was primarily due to higher gross profit, largely due to higher volumes and higher average realized selling prices, which were partially offset by increased SG&A expenses.

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

The increase in the Distribution Group’s operating income was principally attributable to higher gross profit due to increased sales, which were primarily driven by higher customer demand in the commercial aerospace market, partially offset by an increase in SG&A expenses in 2011.

Other Income (Expense).    Other income (expense) for the years ended December 31, 2011 and 2010 was not material. Other income (expense) consisted primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.    Interest income for the years ended December 31, 2011 and 2010 was $1.2 million and $0.5 million, respectively. The increase was principally related to higher average cash and investment balances in 2011 compared to 2010.

Interest expense was $16.8 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. Changes in our effective interest rate between the periods were primarily attributable to the duration for which we had debt outstanding during each year as we issued the Notes on December 14, 2010. Interest on the Notes was recorded using the Interest Method. At the time of issuance, we determined a similar straight-rate debt instrument had an interest rate of 8.675%. As a result, during the year ended December 31, 2010, we recorded interest expense of $0.7 million, including debt discount amortization of $0.4 million and amortization of debt issuance costs of $0.1 million associated with the Notes. Interest expense for the year ended December 31, 2011 included $8.9 million of debt discount amortization and amortization of debt issuance costs of $1.1 million associated with the Notes.

Provision for Income Tax.    We recognized income tax expense of $5.6 million, or 46.0% of pretax income, in 2011 compared to income tax expense of $8.4 million, or 71.1% of pretax income, in 2010 for federal, state, and foreign income taxes. Our effective income tax rate decreased 25.1 percentage points from 2010, principally due to the effects of foreign operations, state tax effects, and certain items present in 2010 that did not reoccur in 2011.

The effects of foreign operations, which included the impact of lower foreign statutory tax rates, certain statutory allowances, foreign exchange rate movements, and a modest amount of U.S. foreign tax credits, accounted for 24.2 percentage points of the decrease. State tax effects, reflecting changes in the mix of domestic income, normal revisions to state apportionment factors, and favorable adjustments to 2010 tax expense upon filing the 2010 state tax returns contributed to another 16.8 percentage point reduction. Tax reserve adjustments and the repeal of the Medicare subsidy in 2010 contributed a 9.2 percentage point increase. Nondeductible acquisition costs and officer’s compensation increased the year-over-year rate by another 5.6 percentage points.

Reconciliation of the 2010 effective income tax rate to the 2011 effective income tax rate:

2010 effective income tax rate		71.1%
Changes in effective income tax rate:
Effects of foreign operations	(24.2)
State taxes	(16.8)
Tax reserves/law changes	9.2
Non-deductible officer compensation	5.6
Other	1.1	(25.1)

2011 effective income tax rate		46.0%

Refer to Note 5 to our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.

Duty Drawback Investigation

As previously disclosed, we had been subject to investigation by U.S. Customs and Border Protection (“U.S. Customs”) since 2007 relating to $7.6 million of historic claims filed in connection with a duty recapture program. As part of this program, we utilized an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for our own or customer products shipped outside the United States. We had recorded a contingent liability of $9.5 million as our best estimate of probable loss in connection with the investigation, and repaid $6.7 million to U.S. Customs through the end of 2011 for invalid claims.

During 2012, we received favorable rulings from U.S. Customs that effectively settled our ongoing claim protests. We were issued a final penalty notice, which provided some penalty relief and reduced our liability for penalties to $0.9 million. As a result of this final penalty notice, we reduced our contingent liability $2.2 million with respect to the above-mentioned claims.

We have filed $11.4 million of new duty drawback claims through a new authorized agent beginning in the fourth quarter of 2007 through the end of 2012. Furthermore, we have exported products over the past several years that may give rise to additional duty drawback claims of up to $12.5 million. As a result of the investigation discussed above, we only record these credits when payment is received from U.S. Customs, until a consistent history of receipts against claims filed has been established, at which time we may begin to recognize credits to cost of sales upon filing. Through December 31, 2012, we have received payments totaling $3.2 million from U.S. Customs in satisfaction of claims filed since initiating our new duty drawback program.

Liquidity and Capital Resources

On February 13, 2012, we completed our purchase of all of the issued and outstanding capital stock of Remmele Engineering, Inc. (“Remmele”) for total consideration of approximately $185.4 million, including approximately $182.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. The purchase was financed through cash and other highly-liquid investments on hand.

On May 23, 2012, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our then existing First Amended and Restated Credit Agreement, as amended. The Credit Agreement provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement during the year ended December 31, 2012 or under the First Amended and Restated Credit Agreement during the year ended December 31, 2011, respectively.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $97.2 million and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating needs for the next 12 months.

The financial covenants and ratios under our Credit Agreement are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.55 at December 31, 2012. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 14.7 at December 31, 2012. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of December 31, 2012, we were in compliance with our financial covenants under the Credit Agreement.

Cash provided by operating activities.    Cash provided by operating activities for the years ended December 31, 2012 and 2011 was $8.1 million and $14.8 million, respectively. This decrease was primarily due to the increase in raw material inventories of $63.5 million at our Titanium Group facilities due to a combination of favorable scrap metal pricing and our growing backlog at the end of 2012, as well as increases in work in process inventories at our Fabrication Group facilities of $38.7 million in response to the continued ramp up of the Boeing 787 Dreamliner® Pi Box program. Increases in inventories were offset by increases in net income of $17.1 million, accounts payable of $25.8 million, and depreciation of $18.7 million primarily related to the assets acquired in the Remmele acquisition and assets placed in service at our forging facility in Martinsville, Virginia.

Cash provided by operating activities for the years ended December 31, 2011 and 2010 was $14.8 million and $75.2 million, respectively. This decrease was primarily due to the increase in our working capital, principally accounts receivable, as well as our pension contributions of $27.8 million in 2011 compared to $3.0 million in 2010.

Cash provided by (used in) investing activities.    Cash provided by (used in) investing activities for the years ended December 31, 2012 and 2011 was $(67.6) and $(235.0) million, respectively. The change in investing outflows was due primarily to inflows of $180.8 million related to sales of short-term investments and marketable securities in 2012 compared to net short-term investment and marketable security-related purchases of $160.4 million in 2011. This activity was primarily offset by our Remmele acquisition of $182.6 million and capital expenditures of $61.5 million during 2012.

Cash provided by (used in) investing activities for the years ended December 31, 2011 and 2010 was $(235.0) million and $20.1 million, respectively. The decrease was primarily attributable to the investing of excess cash into short-term investments and marketable securities, and the purchase of Aeromet Advanced Forming, plc., for approximately $35.8 million in 2011.

Cash provided by (used in) financing activities.    Cash provided by (used in) financing activities for the years ended December 31, 2012 and 2011 was $(1.4) million and $0.4 million, respectively. The financing outflow during 2012 was primarily driven by financing fees of $0.8 million related to the Credit Agreement and payments of $0.7 million related to capital leases at our Remmele facilities, of which there were none in 2011.

Cash provided by (used in) financing activities for the years ended December 31, 2011 and 2010 was $0.4 million and $223.8 million, respectively. The decrease was primarily due to the issuance of the Notes in December 2010, which generated $222.8 million, net of related fees.

Cash balances at foreign subsidiaries.    At December 31, 2012, of our cash and cash equivalents of $97.2 million, approximately $10.0 million was held at our foreign subsidiaries. Management believes that these balances represent the funds necessary for each affiliate’s ongoing operations and at this time, has no intention, nor a foreseeable need, to repatriate these cash balances. Repatriation of these cash balances could result in additional U.S. Federal tax obligations.

Backlog.    Our order backlog for all markets was approximately $554 million as of December 31, 2012, compared to $476 million at December 31, 2011. Of the backlog at December 31, 2012, approximately $504 million is likely to be realized during 2013. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments, and other post-retirement benefit obligations as of December 31, 2012 (in millions):

	Contractual Obligations
	2013	2014	2015	2016	2017	Thereafter	Total
Notes(1)	$6.9	$6.9	$236.9	$—	$—	$—	$250.7
Operating leases(2)	5.4	5.0	4.3	4.0	3.5	4.0	26.2
Capital leases(2)	1.1	1.1	0.6	0.2	0.1	—	3.1

Total contractual obligations	$13.4	$13.0	$241.8	$4.2	$3.6	$4.0	$280.0

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term supply agreements(3)(4)(5)	$116.0	$117.0	$112.6	$116.2	$52.0	$157.5	$671.3
Purchase obligations(6)	76.9	1.0	—	—	—	—	77.9
Standby letters of credit(7)	1.0	—	—	—	—	—	1.0

Total commercial commitments	$193.9	$118.0	$112.6	$116.2	$52.0	$157.5	$750.2

	Pension and Post-Retirement Benefits
	2013	2014	2015	2016	2017	Thereafter	Total
Other post-retirement benefits(8)(9)	$3.0	$3.1	$3.0	$3.1	$3.2	$32.5	$47.9

	Tax Obligations
	2013	2014	2015	2016	2017	Thereafter	Total
Uncertain tax positions(10)	$—	$—	$—	$—	$—	$7.4	$7.4

(1)	Commitments for the Notes include principal and interest payable through the Notes’ maturity. See Note 13 to the Company’s accompanying Consolidated Financial Statements.
(2)	See Note 8 to the Company’s accompanying Consolidated Financial Statements.
(3)	Amounts represent commitments for which contractual terms exceed twelve months.
(4)	In February 2007, the Company entered into a new contract for the long-term supply of titanium sponge, the primary raw material for our Titanium Group, with a Japanese supplier. This agreement, which began in 2009, runs through 2016 and provides the Company with supply of up to 13.5 million pounds of titanium sponge annually. For the remaining term of this agreement the Company has agreed to purchase a certain minimum of titanium sponge annually, ranging from 7.0 million to 9.0 million pounds. Future obligations were determined based on current prices as prices are negotiated annually. Purchases under the contract are denominated in U.S. Dollars.
(5)	In December 2009, the Company entered into two new contracts with two Japanese suppliers for the long-term supply of titanium sponge for delivery between 2012 and 2021. The contracts provide the Company with the supply of up to 19.2 million pounds of titanium sponge annually. The price of the titanium sponge is fixed, subject to certain underlying input cost adjustments and potential price adjustments based on the Yen to U.S. Dollar exchange rate. Future obligations were determined based on the fixed price and minimum volumes.
(6)	Amounts primarily represent purchase commitments under purchase orders.
(7)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.
(8)	The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when billed. However, these estimates are based on current benefit plan coverage and are not contractual commitments in as much as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2013 through 2022 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.
(9)	Commitments for pension plans are not presented due to the uncertain nature of the amounts and timing of future contributions
(10)	These amounts are included in the “Thereafter” column as it cannot be reasonably estimated when these amounts may be settled.

Other non-current liabilities on the Consolidated Balance Sheet is primarily composed of liabilities for workers’ compensation, environmental remediation, asset retirement obligations, and long-term tax reserves. These amounts are not included within the above table due to the uncertain nature regarding the timing of the settlement of these obligations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Credit Agreements

Borrowings under the Credit Agreement bear interest at our option at a rate equal to the LIBOR Rate plus an applicable margin or a prime rate plus an applicable margin. In addition, we pay a facility fee in connection with the Credit Agreement. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement matures on May 23, 2017.

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-02, “Intangibles — Goodwill and Other — Testing Indefinite — Lived Intangible Assets for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for indefinite-lived intangible asset impairment. Depending on the outcome of this analysis, the quantitative process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet — Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles require management to make estimates and assumptions that have a material impact on the amounts recorded for assets and liabilities and resulting revenue and expenses. Management estimates are based on historical evidence and other available information, which in management’s opinion provide the most reasonable and likely result under the current facts and circumstances. Under different facts and circumstances expected results may differ materially from the facts and circumstances applied by management.

Of the accounting policies described in Note 2 of our accompanying Consolidated Financial Statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of carrying values of accounts receivable, inventories, property, plant, and equipment, intangible assets, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities, and income taxes would be most critical if management estimates were incorrect. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Inventories.    Inventories are valued at cost as determined by the last-in, first out (“LIFO”), first-in, first-out (“FIFO”), and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. At December 31, 2012 and 2011, respectively 51% and 55% of our inventory was valued utilizing the LIFO costing methodology. The remaining inventories are valued at cost determined by a combination of the FIFO and weighted-average cost methods.

Goodwill and Intangible Assets.    In the case of goodwill and intangible assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value or acceleration of the amortization period may be required. Intangible assets were originally valued at fair value at the date of acquisition with the assistance of outside experts.

Management evaluates the recoverability of goodwill by first determining, through a qualitative analysis, whether there have been any events or changes in circumstances that would indicate a potential impairment. If the qualitative analysis indicates that it is more-likely-than-not that an impairment has occurred, management compares the fair value of each reporting unit with its carrying value, including goodwill. The fair values of the reporting units are determined using either a discounted cash flow analysis based on historical and projected financial information, a market valuation approach, or a combination of these two approaches. A discounted cash flow analysis provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples such as EBITDA and revenue multiples developed from a set of peer group companies to each reporting unit to determine its fair value.

During our annual qualitative assessment performed as of October 1, 2012, the following key factors were considered:

•

We have a strong backlog and rely heavily on long-term contracts and pricing which extends out over the next decade. We currently have long-term agreements in place with both Boeing and Airbus, both of whom currently have a production backlog of approximately eight years and are ramping up aircraft production to meet current demand.

•

For a significant portion of titanium sponge purchases, the primary raw material for the mill product which support our long-term contracts, we have long-term supply agreements lasting through 2021 that significantly reduce price volatility.

•

The long-term outlook for titanium is strong. We anticipate that titanium will remain a key material used within the commercial aerospace and defense markets due to the continued increased use of titanium in airframes and in jet engines, as well as in artillery weapons systems and armored vehicles. Titanium use is growing due to the metal’s high strength, low weight, compatibility with composites, and noncorrosive qualities. As a result of our current position as a supplier on the long-term programs noted above, we anticipate that we will be in a position going forward to leverage these relationships as new opportunities arise related to titanium use within the commercial aerospace and defense markets.

•

We have an integrated business model. As an integrated supplier, we maintain a breadth of capabilities that span the production cycle for highly-engineered titanium and specialty metal components. Unlike most other suppliers of titanium and various specialty metals, we provide our customers with solutions spanning the value stream, from titanium mill products to major assembly design, kitting, and system integration. As a result of our participation throughout the supply chain value stream, especially our unique fabrication capabilities, we believe that we offer significant structural advantages as aircraft production increases and continued design enhancements, as well as cost containment initiatives, drive demand for fabricated titanium parts. This demand and operating leverage should serve to drive revenue growth and profitability during the coming period of anticipated build-rate expansion. We are beginning to see this integrated strategy benefit not only the commercial aerospace and defense markets, but also the medical device and energy markets.

•

As of October 1, 2012, the date of our annual goodwill impairment test, our market capitalization was approximately 4% below net book value. At December 31, 2012, our market capitalization exceeded our book value by 12%.

•

The Fabrication, U.S. Distribution, and European Distribution reporting units all exceeded prior year and forecasted results. The Titanium Group’s performance was slightly below prior year results and approximated forecasted results. The results still exceeded those used in previous two-step impairment tests, and therefore we do not believe that this is an indication of impairment.

Based on the above factors, it was determined that further testing of the recoverability of our goodwill was not required at our Titanium, Fabrication, U.S. Distribution, and European Distribution reporting units.

Concurrent with the acquisition of Remmele, the Medical Device Fabrication reporting unit was formed. Due to the lack of a historical goodwill passing margin, we elected to perform a two-step impairment test rather than a qualitative assessment of the recoverability of goodwill. The results of the two-step impairment indicated the Medical Device Fabrication reporting unit’s fair value exceeded its carrying value by approximately 8% as of October 1, 2012. The fair value was determined using a discounted cash flow analysis using an assumed discount rate of 11%. For further details of our annual goodwill impairment test, refer to Note 2 to the accompanying Consolidated Financial Statements.

Long-Lived Assets.    Management evaluates the recoverability of property, plant, and equipment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be fully recoverable in accordance with the FASB’s authoritative guidance. Changes in circumstances may include technological changes, changes in our business model, capital structure, economic conditions, or operating performance. If applicable, our evaluation would be based upon, among other items, our assumptions about the estimated undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. Management applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows associated with the assets, and the fair value of the asset.

Management evaluates the recovery of indefinite-lived intangible assets by first determining, through a qualitative analysis, whether there have been any events or changes in circumstances that would indicate a potential impairment. If the qualitative analysis indicates that it is more-likely-than-not that an impairment has incurred, management compares the fair value of the indefinite lived intangible asset to its carrying value and then measures the impairment, if any. As of October 1, 2012, our only indefinite-lived intangible asset other than goodwill was the Remmele trade name. Our qualitative analysis indicated further testing of the recoverability of the value of the trade name was not required. Our analysis included examining Remmele’s customer attrition rates and gross margins, as well as other factors to determine if there were any indicators that the value of the trade name was not recoverable.

Income Taxes.    The likelihood of realization of deferred tax assets is reviewed by management quarterly, giving consideration to all the current facts and circumstances. Based upon this review, management records the appropriate valuation allowance to reduce the value of the deferred tax assets to the amount more likely than not to be realized. Should management determine in a future period that an additional valuation allowance is required because of unfavorable changes in the facts and circumstances, there would be a corresponding charge to income tax expense.

Tax benefits related to uncertain tax provisions taken or expected to be taken on a tax return are recorded when such benefits meet a more-likely-than-not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that either the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitations has expired. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Employee Benefit Plans.    Included in our accounting for defined benefit pension plans are assumptions on future discount rates, the expected return on assets, and the rate of future compensation changes. Discount rates are also utilized in our accounting for our post retirement medical plan. We consider current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term assumptions in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions or higher or lower withdrawal rates. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate was determined by taking into consideration a dedicated bond portfolio model in order to select a discount rate that best matches the expected payment streams of the future payments. Under this model, a hypothetical bond portfolio is constructed with cash flows that are expected to settle in the same timeline as the benefit payment stream from the plans. The portfolio is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on the bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio. The discount rate used to determine our future benefit obligation was 4.10% and 4.90% at December 31, 2012 and 2011, respectively.

The discount rate is a significant factor in determining the amounts reported. A one-quarter percent change in the discount rate of 4.10% used at December 31, 2012 would have the following effect on the defined benefit plans:

	–.25%	+.25%
Effect on total projected benefit obligation (PBO) (in millions)	$4.3	$(4.3)
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)

A one quarter percent change in the discount rate of 4.10% used at December 31, 2012 would have the following effect on the postretirement medical plan:

	–.25%	+.25%
Effect on total net periodic benefit cost (in millions)	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation (in millions)	$1.3	$(1.3)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an expected rate of return of 7.5% in both 2012 and 2011. A one-quarter percent change in the expected rate of return would have the following effect on the defined benefit plans:

	–.25%	+.25%
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)

A one percent change in the trend rate of 6.78% used at December 31, 2012 would have the following effect on the postretirement medical plan:

	–1.00%	+1.00%
Effect on total service cost and interest cost components (in millions)	$(0.2)	$0.2
Effect on accumulated postretirement benefit obligation (in millions)	$(1.6)	$1.6

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2012 and 2011 were as follows:

Investment category (in millions)	2012	2011
U.S. government securities	$22.0	$14.8
Corporate bonds	37.5	34.1
Equities	81.4	68.4
Short-term investment funds	0.6	0.8
Real estate funds	3.5	2.6
Other investments — Timberlands	1.7	1.7

Total	$146.7	$122.4

The Company’s target asset allocation as of December 31, 2012 by asset category is as follows:

Investment Category	2012
Equity securities	55%
Debt securities and other short-term investments	43%
Cash	2%

Total	100%

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension Benefit Plans	Post-Retirement Benefit Plan (including Plan D subsidy)	Post-Retirement Benefit Plan (not including Plan D subsidy)
2013	$9.9	$2.9	$3.0
2014	9.6	3.0	3.1
2015	9.8	2.8	3.0
2016	10.1	2.9	3.1
2017	10.4	3.0	3.2
2018 to 2022	57.4	17.9	19.4

During the years ended December 31, 2012 and 2011, we made cash contributions totaling $18.2 million and $27.8 million, respectively, to our Company-sponsored pension plans. In light of current market conditions, we are assessing our future funding requirements. We expect to make a cash contribution of approximately $5.1 million during 2013 to maintain our desired funding status.

Environmental Liabilities.    We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During each of the years ended 2012, 2011, and 2010, respectively, the Company paid approximately $0.1 million against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligations for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Based on available information, we believe that our share of possible environmental-related costs is in a range from $0.7 million to $2.1 million in the aggregate. At each of December 31, 2012 and 2011, the amount accrued for future environmental-related costs was $1.3 million. Of the total amount accrued at December 31, 2012, approximately $0.1 million is expected to be paid out within one year and is included as a component of other accrued liabilities in our Consolidated Balance Sheet. The remaining $1.2 million is recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheet.

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

Interest Rate Risk

Our outstanding borrowings at December 31, 2012 are at a fixed annual interest rate of 3.0%; therefore we are not subject to material risk arising from the fluctuation of interest rates.

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

In addition to these transaction risks, we are subject to foreign currency exchange exposure for our non-U.S. Dollar denominated assets and liabilities of our foreign subsidiaries whose functional currency is the U.S. Dollar. From time to time, we may use forward exchange contracts to manage these translation risks. We had no foreign currency forward exchange contracts outstanding at December 31, 2012.

Item 8.    Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

RTI International Metals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting and appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 22, 2013

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$738,608	$529,679	$431,793
Cost and expenses:
Cost of sales	588,077	429,007	355,908
Selling, general, and administrative expenses	90,970	71,020	63,580
Research, technical, and product development expenses	4,164	3,392	3,256
Asset and asset-related charges (income)	367	(1,501)	(5,012)

Operating income	55,030	27,761	14,061
Other income (expense), net	(484)	19	(622)
Interest income	148	1,151	492
Interest expense	(17,926)	(16,796)	(2,111)

Income before income taxes	36,768	12,135	11,820
Provision for income taxes	13,253	5,583	8,403

Net income	$23,515	$6,552	$3,417

Earnings per share:
Basic	$0.78	$0.22	$0.11

Diluted	$0.77	$0.22	$0.11

Weighted-average shares outstanding:
Basic	30,127,275	30,017,677	29,916,465

Diluted	30,257,688	30,257,185	30,145,099

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net income	$23,515	$6,552	$3,417
Other comprehensive income (loss):
Foreign currency translation, net of tax of $1,567, $(1,101) and $3,222	2,558	(1,876)	5,981
Unrealized gain (loss) on investments, net of tax of $0, $(19), and $(8)	—	(35)	(15)
Realized loss on investments net of tax of $4, $0, and $0	8	—	—
Benefit plan amortization, net of tax of $(4,921), $(2,861), and $(2,552)	(8,077)	(4,963)	(4,740)

Other comprehensive income (loss), net of tax	(5,511)	(6,874)	1,226

Comprehensive income (loss)	$18,004	$(322)	$4,643

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$97,190	$156,842
Short-term investments	—	164,255
Receivables, less allowance for doubtful accounts of $762 and $872	108,767	89,359
Inventories, net	405,289	275,059
Deferred income taxes	28,899	18,674
Other current assets	10,709	9,932

Total current assets	650,854	714,121
Property, plant, and equipment, net	375,996	289,434
Marketable securities	—	12,683
Goodwill	137,251	55,864
Other intangible assets, net	56,495	22,576
Deferred income taxes	33,287	27,424
Other noncurrent assets	5,844	5,173

Total assets	$1,259,727	$1,127,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,656	$59,591
Accrued wages and other employee costs	34,433	27,260
Unearned revenues	26,164	21,495
Other accrued liabilities	22,550	20,085

Total current liabilities	176,803	128,431
Long-term debt	198,337	186,981
Liability for post-retirement benefits	45,066	41,388
Liability for pension benefits	20,711	20,830
Deferred income taxes	51,452	13,606
Unearned revenues	9,991	4,532
Other noncurrent liabilities	11,798	8,755

Total liabilities	514,158	404,523

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,136,899 and 30,948,209 shares issued; 30,354,324 and 30,198,780 shares outstanding	311	309
Additional paid-in capital	484,798	479,245
Treasury stock, at cost; 782,575 and 749,249 shares	(18,399)	(17,657)
Accumulated other comprehensive loss	(44,722)	(39,211)
Retained earnings	323,581	300,066

Total shareholders’ equity	745,569	722,752

Total liabilities and shareholders’ equity	$1,259,727	$1,127,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$23,515	$6,552	$3,417
Adjustment for non-cash items:
Depreciation and amortization	41,170	22,488	22,111
Asset and asset-related charges (income)	367	(597)	(2,738)
Deferred income taxes, net	3,355	8,386	16,039
Stock-based compensation	4,797	4,599	3,847
Excess tax benefits from stock-based compensation activity	(196)	(302)	(380)
(Gain) loss on disposal of property, plant, and equipment, net	(4)	70	(1,362)
Amortization of debt issuance costs	1,403	1,471	762
Amortization of discount on long-term debt	9,683	8,900	393
Amortization of premiums paid for short-term investments and marketable securities, net	—	2,012	—
Bad debt expense	67	135	193
Changes in assets and liabilities:
Receivables	(3,079)	(32,440)	7,235
Inventories	(108,934)	160	(2,972)
Accounts payable	32,133	6,271	2,126
Income taxes payable	3,767	67	223
Unearned revenue	9,141	180	7,328
Liability for pension benefits	(12,295)	(22,066)	1,618
Other current assets and liabilities, net	(3,016)	5,262	16,621
Other noncurrent assets and liabilities, net	6,192	3,687	747

Cash provided by operating activities	8,066	14,835	75,208

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(182,811)	(35,812)	—
Maturity/sale of investments	180,808	149,411	45,000
Capital expenditures	(61,538)	(38,845)	(28,632)
Purchase of investments	(4,037)	(309,820)	(234)
Proceeds from disposal of property, plant, and equipment	10	20	4,011

Cash provided by (used in) investing activities	(67,568)	(235,046)	20,145

FINANCING ACTIVITIES:
Proceeds from employee stock activity	729	367	1,096
Excess tax benefits from stock-based compensation activity	196	302	380
Purchase of common stock held in treasury	(742)	(294)	(367)
Borrowings on long-term debt	—	—	230,000
Repayments on long-term debt	(758)	(25)	(37)
Financing fees	(823)	—	(7,249)

Cash provided by (used in) financing activities	(1,398)	350	223,823
Effect of exchange rate changes on cash and cash equivalents	1,248	(248)	1,559

Increase (decrease) in cash and cash equivalents	(59,652)	(220,109)	320,735
Cash and cash equivalents at beginning of period	156,842	376,951	56,216

Cash and cash equivalents at end of period	$97,190	$156,842	$376,951

Supplemental cash flow information:
Cash paid for interest	$7,496	$7,148	$588

Cash paid (refund received) for income taxes	$5,333	$(10,191)	$(8,141)

Non-cash investing and financing activities:
Issuance of common stock for restricted stock awards	$2,028	$1,985	$1,712

Capital leases	$575	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(In thousands, except share and per share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at December 31, 2009	30,010,998	$307	$439,361	$(16,996)	$290,097	$(33,563)	$679,206
Net income	—	—	—	—	3,417	—	3,417
Other comprehensive income	—	—	—	—	—	1,226	1,226
Shares issued for directors’ compensation	16,763	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	3,847	—	—	—	3,847
Treasury stock purchased at cost	(14,053)	—	—	(367)	—	—	(367)
Exercise of employee options	62,757	1	1,096	—	—	—	1,097
Forfeiture of restricted stock awards	(7,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	54	—	—	—	54
Shares issued for employee stock purchase plan	5,084	—	131	—	—	—	131
Equity component of convertible debt, net of deferred taxes	—	—	29,788	—	—	—	29,788

Balance at December 31, 2010	30,123,519	$309	$474,277	$(17,363)	$293,514	$(32,337)	$718,400
Net income	—	—	—	—	6,552	—	6,552
Other comprehensive loss	—	—	—	—	—	(6,874)	(6,874)
Shares issued for directors’ compensation	14,273	—	—	—	—	—	—
Shares issued for restricted stock award plans	54,665	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	4,599	—	—	—	4,599
Treasury stock purchased at cost	(10,423)	—	—	(294)	—	—	(294)
Exercise of employee options	13,653	—	178	—	—	—	178
Forfeiture of restricted stock awards	(3,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	2	—	—	—	2
Shares issued for employee stock purchase plan	6,893	—	189	—	—	—	189

Balance at December 31, 2011	30,198,780	$309	$479,245	$(17,657)	$300,066	$(39,211)	$722,752
Net income	—	—	—	—	23,515	—	23,515
Other comprehensive loss	—	—	—	—	—	(5,511)	(5,511)
Shares issued for directors’ compensation	26,153	—	—	—	—	—	—
Shares issued for restricted stock award plans	56,173	1	—	—	—	—	1
Shares issued for performance award plans	54,315	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,797	—	—	—	4,797
Treasury stock purchased at cost	(29,946)	—	—	(742)	—	—	(742)
Exercise of employee options	41,422	—	494	—	—	—	494
Forfeiture of restricted stock awards	(3,200)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	27	—	—	—	27
Shares issued for employee stock purchase plan	10,627	—	235	—	—	—	235

Balance at December 31, 2012	30,354,324	$311	$484,798	$(18,399)	$323,581	$(44,722)	$745,569

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

The Company is a leading producer and global supplier of advanced titanium mill products and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, medical device, and other markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI,” and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

On February 13, 2012, the Company completed its acquisition of all of the issued and outstanding common stock of Remmele Holding, Inc. (formerly REI Delaware Holding, Inc.) (“Remmele”), which directly owns all of the issued and outstanding capital stock of RTI Remmele Engineering, Inc. (formerly Remmele Engineering, Inc.) and indirectly owns all of the issued and outstanding capital stock of RTI Remmele Medical, Inc. (formerly REI Medical, Inc.) for total consideration of approximately $185.4 million, including approximately $182.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. Remmele provides precision machining and collaborative engineering, as well as other key technologies and services, for the aerospace and defense and medical device sectors. The acquisition broadens the Company’s product offerings and provides access to new markets. Refer to Note 3 for additional information on this acquisition.

The Company conducts business in three segments: the Titanium Group, the Fabrication Group, and the Distribution Group.

The Titanium Group melts, processes, and produces a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, energy, medical device, and other applications. With operations in Niles, Ohio; Canton, Ohio; Hermitage, Pennsylvania; and Martinsville, Virginia, the Titanium Group has overall responsibility for the production of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Group produces ferro titanium alloys for its steel-making customers. The Titanium Group also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Fabrication Group is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other markets. With operations located in Minneapolis, Minnesota; Washington, Missouri; Houston, Texas; Laval, Canada; and Welwyn Garden City, England, the Fabrication Group provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The Distribution Group stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of titanium, steel, and other specialty metal products, primarily nickel-based specialty alloys. With operations in Garden Grove, California; Windsor, Connecticut; Sullivan, Missouri; Tamworth, England; and Rosny-Sur-Seine, France, the Distribution Group is in close proximity to its wide variety of commercial aerospace, defense, energy, medical device, and other customers.

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

Use of estimates:

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, inventories, property, plant, and equipment, intangible assets, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities, and income taxes.

Fair value:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, marketable securities, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates the fair value of these instruments and groupings.

The Financial Accounting Standards Board (the “FASB”) defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data and which requires the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its short-term investments and marketable securities.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company held no assets or liabilities measured at fair value on a recurring basis as of December 31, 2012. Listed below are the Company’s assets and liabilities, and their respective fair values, which were measured at fair value on a recurring basis as of December 31, 2011. For the Company’s short-term investments and marketable securities, fair value was determined based on the closing price reported on the active market on which the individual securities are traded. There were no transfers between levels during the year ended December 31, 2012.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2011:
Short-term investments:
Short-term municipal bond fund	$—	$20,542	$—	$20,542
Commercial paper	112,893	—	—	112,893
Corporate notes and bonds	30,820	—	—	30,820

Total short-term investments	143,713	20,542	—	164,255

Marketable securities:
Corporate notes and bonds	4,181	—	—	4,181
U.S. government agencies	8,502	—	—	8,502

Total marketable securities	12,683	—	—	12,683

Total	$156,396	$20,542	$—	$176,938

As of both December 31, 2012 and 2011, the Company did not have any financial assets or liabilities that were measured at fair value on a non-recurring basis.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$97,190	$97,190	$156,842	$156,842
Long-term debt	$198,337	$249,113	$186,981	$229,540
Current portion of long-term debt	$957	$957	$—	$—

The fair value of long-term debt was estimated based on the quoted market price for the debt (Level 2).

Cash, cash equivalent, short-term investments, and marketable securities:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Available-for-sale securities

Investments in marketable securities that were held for an indefinite period were classified as available-for-sale and were recorded at fair value based on market quotes using the specific identification method, with unrealized gains and losses recorded as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities were determined on a specific identification basis. The Company considered these investments to be available-for-sale as they could be sold to fund other investment opportunities as they arise.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Cash, cash equivalents, short-term investments, and marketable securities consisted of the following:

	December 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$37,473	$18,015
Cash equivalents:
Commercial paper	32,642	6,998
Money market mutual funds	27,075	131,829

Total cash and cash equivalents	97,190	156,842

Short-term investments and marketable securities:
Short-term municipal bond fund	—	20,542
Commercial paper	—	112,893
Corporate notes and bonds	—	35,001
U.S. government agencies	—	8,502

Total short-term investments and marketable securities	—	176,938

Total cash, cash equivalents, short-term investments, and marketable securities	$97,190	$333,780

The Company’s short-term investments and marketable securities at December 31, 2011 are summarized in the table below. There were no investments or marketable securities owned by the Company as of December 31, 2012.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2011:
Short-term municipal bond fund	$20,501	$41	$—	$20,542
Commercial paper	112,925	1	33	112,893
Corporate notes and bonds	35,060	—	59	35,001
U.S. government agencies	8,502	1	1	8,502

Total	$176,988	$43	$93	$176,938

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

	December 31,
	2012	2011
Trade and commercial customers	$109,529	$90,231
Less: Allowance for doubtful accounts	(762)	(872)

Total receivables	$108,767	$89,359

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 51% and 55% of the Company’s inventories as of December 31, 2012 and 2011, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. The Company’s FIFO inventory value approximates current costs. There were no LIFO decrements for the year ended December 31, 2012. LIFO decrements did not have a material impact on cost of sales for the year ended December 31, 2011.

Inventories consisted of the following:

	December 31,
	2012	2011
Raw materials and supplies	$162,944	$83,778
Work-in-process and finished goods	300,943	255,107
LIFO reserve	(58,598)	(63,826)

Total inventories	$405,289	$275,059

Property, plant, and equipment:

The cost of property, plant, and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the years ended December 31, 2012 and 2011, the Company capitalized $821 and $975, respectively, of interest expense related to its major capital expansion projects.

Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2012	2011
Land	$17,965	$11,862
Buildings and improvements	121,016	99,384
Machinery and equipment	414,633	327,258
Computer hardware and software, furniture and fixtures, and other	64,349	60,607
Construction-in-progress	56,087	56,794

	$674,050	$555,905
Less: Accumulated depreciation	(298,054)	(266,471)

Total property, plant, and equipment, net	$375,996	$289,434

Depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $37,410, $21,397, and $21,127, respectively. Depreciation is generally recorded over the following useful lives:

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

The Company recorded an asset impairment of $1,167 for the year ended December 31, 2012 as a result of the electrical transformer fire at the Titanium Group’s Canton, Ohio facility. This impairment charge was partially offset by $1,250 for insurance proceeds. The net impairment charge is included in the Consolidated Statement of Operations as asset and asset related charges (income).

Goodwill and intangible assets:

In the case of goodwill and intangible assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value or acceleration of the amortization period may be required. Intangible assets were originally valued at fair value at the date of acquisition with the assistance of outside experts.

The Company performs its goodwill impairment testing at the reporting unit level. The Company’s six reporting units, which are one level below its operating segments, where appropriate, are as follows: 1) the Titanium reporting unit; 2) the Fabrication reporting unit; 3) the Medical Device Fabrication reporting unit; 4) the U.S. Distribution reporting unit; 5) the Europe Distribution reporting unit; and 6) the Energy Fabrication reporting unit. As of December 31, 2012 and 2011, the Energy Fabrication reporting unit had no goodwill.

The carrying value of goodwill at the Company’s six reporting units as of the Company’s October 1, 2012 annual impairment test was as follows:

Goodwill
Titanium reporting unit	$2,548
Fabrication reporting unit	62,090
Medical Device Fabrication reporting unit	62,946
U.S. Distribution reporting unit	6,856
Europe Distribution reporting unit	2,977
Energy Fabrication reporting unit	—

Total Goodwill	$137,417

Management evaluates the recoverability of goodwill by first determining, through a qualitative analysis, whether there have been any events or changes in circumstances that would indicate a potential impairment. If the qualitative analysis indicates that it is more-likely-than-not that an impairment has occurred, management compares the fair value of each reporting unit with its carrying value. The fair values of the reporting units are determined using either a discounted cash flow analysis based on historical and projected financial information, a market valuation approach, or a combination of these two approaches. A discounted cash flow analysis provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples such as EBITDA and revenue multiples developed from a set of peer group companies to each reporting unit to determine its fair value.

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

•

For a significant portion of titanium sponge purchases, the Company’s primary raw material for mill product which supports its long-term contracts, the Company has long-term supply agreements lasting through 2021 that significantly reduce price volatility.

•

The long-term outlook for titanium is strong. The Company anticipates that titanium will remain a key material used within the commercial aerospace and defense markets due to the continued increased use of titanium in airframes and in jet engines, as well as in artillery weapons systems and armored vehicles. Titanium use growing due to the metal’s high strength, low weight, compatibility with composites, and noncorrosive qualities. As a result of the Company’s current position as a supplier on the long-term agreements noted above, the Company anticipates that it will be in a position going forward to leverage these relationships as new opportunities arise related to titanium use within the commercial aerospace and defense markets.

•

The Company has an integrated business model. As an integrated supplier, the Company maintains a breadth of capabilities that span the production cycle for highly-engineered titanium and specialty metal components. Unlike other suppliers of titanium and various specialty metals, the Company provides its customers with solutions spanning the value stream, from titanium mill products to major assembly design, kitting, and system integration. As a result of the Company’s participation throughout the supply chain value stream, especially its unique fabrication capabilities, the Company believes that it offers significant structural advantages as aircraft production increases and continued design enhancements, as well as cost containment initiatives, drive demand for fabricated titanium parts. This demand and operating leverage should serve to drive the Company’s revenue growth and profitability during the coming period of build-rate expansion. The Company is beginning to see this integrated strategy benefit not only the commercial aerospace and defense markets, but also the medical device and energy markets.

•

As of October 1, 2012, the date of the Company’s annual goodwill impairment test, the Company’s market capitalization was approximately 4% lower than net book value. At December 31, 2012, the Company’s market capitalization exceeded its book value by 12%.

•

The Fabrication, U.S. Distribution, and European Distribution reporting units all exceeded prior year and forecasted results. The Titanium Group’s performance was slightly below prior year results and approximated forecasted results. The results still exceeded those used in previous 2-step impairment tests, and therefore the Company does not believe that this is an indication of impairment.

Based on the above factors, it was determined that further testing of the recoverability of the Company’s goodwill was not required at the Company’s Titanium, Fabrication, U.S. Distribution, and European Distribution reporting units.

Concurrent with the acquisition of Remmele, the Medical Device Fabrication reporting unit was formed. Due to the lack of a historical goodwill passing margin, the Company elected to perform a two-step impairment test rather than a qualitative assessment of the recoverability of goodwill. The results of the two-step impairment test indicated the Medical Device Fabrication reporting unit’s fair value exceeded its carrying value by approximately 8% as of October 1, 2012. The fair value was determined using a discounted cash flow analysis using an assumed discount rate of 11%.

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

The carrying amount of goodwill attributable to each segment at December 31, 2010, 2011, and 2012 was as follows:

	Titanium Group	Fabrication Group	Distribution Group	Total
December 31, 2010	$2,548	$29,414	$9,833	$41,795
Additions (Note 3)	—	14,303	—	14,303
Translation adjustment	—	(234)	—	(234)

December 31, 2011	2,548	43,483	9,833	55,864
Additions (Note 3)	—	81,084	—	81,084
Translation adjustment	—	303	—	303

December 31, 2012	$2,548	$124,870	$9,833	$137,251

At December 31, 2012 and 2011, the Fabrication Group had accumulated goodwill impairment losses of $8,899. Neither the Titanium Group nor the Distribution Group had accumulated impairment losses.

Intangible assets.    Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. The Company has one indefinite-lived intangible asset, the Remmele trade name, which it does not amortize. The Company intends to utilize the Remmele trade name indefinitely. Other intangible assets are being amortized over the following periods:

Customer Relationships	15-20 years
Developed Technology	12-20 years
Backlog	2 years

Amortization expense was $3,760, $1,091, and $984 for the years ended December 31, 2012, 2011, and 2010, respectively. Estimated annual amortization expense expected in each of the next five successive years is as follows:

Amortization
2013	$4,863
2014	4,382
2015	4,313
2016	4,313
2017	4,313

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

There were no intangible assets attributable to the Titanium Group or Distribution Group at December 31, 2010, 2011, and 2012. The carrying amount of intangible assets attributable to the Fabrication Group at December 31, 2010, 2011, and 2012, as well as a summary of intangible assets, by class, at December 31, 2012 and 2011, is presented below:

Intangible Assets
December 31, 2010	$14,066
Intangible assets acquired (Note 3)	9,803
Amortization	(1,091)
Translation adjustment	(202)

December 31, 2011	22,576
Intangible assets acquired (Note 3)	37,400
Amortization	(3,760)
Translation adjustment	279

December 31, 2012	$56,495

	December 31,
	2012	2011
Backlog	$1,100	$—
Accumulated amortization	(481)	—

Backlog, net	619	—

Customer relationships	41,413	22,113
Effects of currency translation	3,183	2,761
Accumulated amortization	(8,754)	(6,167)

Customer relationships, net	35,842	18,707

Developed technology	13,290	3,890
Accumulated amortization	(856)	(21)

Developed technology, net	12,434	3,869

Remmele trade name	7,600	—

Total intangible assets, net	$56,495	$22,576

Management evaluates the recovery of indefinite-lived intangible assets by first determining, through a qualitative analysis, whether there have been any events or changes in circumstances that would indicate a potential impairment. If the qualitative analysis indicates that it is more-likely-than-not that an impairment has incurred, management compares the fair value of the indefinite lived intangible asset to its carrying value and then measures the impairment, if any. As of October 1, 2012, the Company’s only indefinite-lived intangible asset other than goodwill was the Remmele trade name. The qualitative analysis indicated further testing of the recoverability of the value of the trade name was not required. The analysis included examining Remmele’s customer attrition rates and gross margins, as well as other factors to determine if there were any indicators that the value of the trade name was not recoverable.

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

The Company uses the completed contract accounting method for most of its long-term contracts resulting in the deferral of costs. This amount is included in “Inventories” on the Consolidated Balance Sheets. This amount was $21,837 in 2012 and $8,880 in 2011. Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Net sales under the completed contract accounting method totaled $66,025, $22,757, and $35,534 in 2012, 2011, and 2010, respectively.

The Company recognizes revenue only upon the acceptance of a definitive agreement or purchase order and upon delivery in accordance with the delivery terms in the agreement or purchase order, and the price to the buyer is fixed and determinable and collection is reasonably assured.

Shipping and handling fees and costs:

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third-party shippers, are reported as a component of cost of sales. Shipping and handling expenses were immaterial for the years ended December 31, 2012, 2011, and 2010, respectively.

Research and development:

Research and development costs are expensed as incurred. These costs totaled $4,164, $3,392, and $3,256 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company accounts for its defined benefit pension plans in accordance with the FASB’s authoritative guidance, which requires amounts recognized in the financial statements to be determined on an actuarial basis, rather than as contributions are made to the plans, and requires recognition of the funded status of the Company’s plans in its Consolidated Balance Sheet. In addition, it also requires actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been recognized to be recorded as a component of accumulated other comprehensive loss.

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

Tax benefits related to uncertain tax provisions taken or expected to be taken on a tax return are recorded when such benefits meet a more-likely-than-not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that either the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation has expired. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Foreign currencies:

For the Company’s foreign subsidiaries in the United Kingdom and France, whose functional currency is the U.S. Dollar, monetary assets and liabilities are remeasured at current rates, non-monetary assets and liabilities are remeasured at historical rates, and revenues and expenses are translated at average rates on a monthly basis throughout the year. Resulting differences from the remeasurement process are recognized in income and reported as other income (expense).

The functional currency of the Company’s Canadian subsidiary is the Canadian Dollar. Assets and liabilities are translated at year-end exchange rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders’ equity and are included in comprehensive income (loss).

Transactions and balances denominated in currencies other than the functional currency of the transacting entity are remeasured at current rates when the transaction occurs and at each balance sheet date. Transaction gains and losses are included in net income for the period.

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive loss, net of tax, on the Company’s balance sheet at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Unrealized gain (loss) on available for sale investments	$—	$(8)
Foreign currency translation	12,990	10,432
Actuarial losses on benefit plans	(57,712)	(49,635)

Total accumulated other comprehensive loss	$(44,722)	$(39,211)

Stock-based compensation:

Stock-based compensation is accounted for as required by the FASB’s authoritative guidance. The Company has applied the modified-prospective-transition method. The Company utilizes a “graded vesting” approach to recognize compensation expense over the vesting period of stock awards. For employees who have reached retirement age, the Company recognizes compensation expense at the date of grant. For employees approaching retirement eligibility, the Company amortizes compensation expense over the period from the grant date through the retirement eligibility date.

Cash flows resulting from the windfall tax benefits from tax deductions in excess of the compensation cost recognized (“excess tax benefits”) are classified as financing cash inflows. For the years ended December 31, 2012, 2011, and 2010, operating cash flows were decreased and financing cash flows were increased by $196, $302, and $380, respectively.

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $4,797, $4,599, and $3,847 for the years ended December 31, 2012, 2011, and 2010, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $1,727, $2,060, and $2,735 for the years ended December 31, 2012, 2011, and 2010, respectively. There was no stock-based compensation cost capitalized in inventory or fixed assets for the years ended December 31, 2012, 2011, and 2010.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

New Accounting Standards:

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other — Testing Indefinite — Lived Intangible Assets for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for indefinite-lived intangible asset impairment. Depending on the outcome of this analysis, the quantitative process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

The purchase price allocation, which has been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$17,491
Inventories	21,264
Plant and equipment	68,772
Other Assets	1,780
Intangible assets:
Customer relationships	19,300
Developed technologies	9,400
Backlog	1,100
Trade Name	7,600
Goodwill	80,828
Liabilities assumed:
Current liabilities	15,489
Deferred tax liabilities	27,475
Other liabilities	2,016

Net assets acquired	$182,555

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Goodwill is primarily attributable to Remmele’s assembled workforce and exposure to new customers for the Company’s products. It is not deductible for tax purposes. Customer relationships and developed technologies are being amortized over a period of 12 to 15 years and backlog over a period of two years. Trade names are not amortized as the Company believes that these assets have an indefinite life as the Company intends to continue use of the Remmele name indefinitely.

The amount of Remmele’s net sales and earnings included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2012, and the pro forma net sales and earnings of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Years Ended December 31,
	2012	2011
Net sales:
Actual — Remmele	$118,977	$—
Supplemental pro forma — consolidated	$751,271	$655,829

Net income:
Actual — Remmele	$2,713	$—
Earnings per share (diluted)	$0.09	$—
Supplemental pro forma — consolidated	$26,543	$7,221
Earnings per share (diluted)	$0.87	$0.24

RTI Advanced Forming.    On November 23, 2011, the Company purchased all of the outstanding common stock of Aeromet Advanced Forming, Ltd. for cash consideration of $36.1 million. Commensurate with the purchase, Aeromet Advanced Forming, Ltd. was renamed RTI Advanced Forming, Ltd. (“Advanced Forming”). Advanced Forming is located in Welwyn Garden City, Hertfordshire, England, and engages in hot forming, super plastic forming, diffusion bonding, and fabrication of titanium sheet and plate for the commercial aerospace and defense markets.

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

Pro forma financial information has not been prepared for the acquisition of RTI Advanced Forming as the acquisition was not material to the Consolidated Financial Statements.

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

The Company has outstanding $230 million in senior convertible notes (the “Notes”). The Notes can be settled in cash, stock, or any combination of cash and stock, at the discretion of the Company (i.e., a convertible note with an optional net-share settlement provision). Under the FASB’s authoritative guidance, EPS for convertible notes with an optional net-share settlement provision is calculated under the “If Converted” method. Under the “If Converted” method, EPS is calculated as the more dilutive of EPS including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the Notes. For the years ended December 31, 2012, 2011, and 2010, diluted EPS was calculated by including interest expense related to the Notes and excluding the shares underlying the Notes.

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, were as follows:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income before allocation of earnings to participating securities	$23,515	$6,552	$3,417
Less: Earnings allocated to participating securities	(139)	(35)	(19)

Net income available to common shareholders	$23,376	$6,517	$3,398

Denominator:
Basic weighted-average shares outstanding	30,127,275	30,017,677	29,916,465
Effect of dilutive shares	130,413	239,508	228,634

Diluted weighted-average shares outstanding	30,257,688	30,257,185	30,145,099

Earnings per share:
Basic	$0.78	$0.22	$0.11
Diluted	$0.77	$0.22	$0.11

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

For the years ended December 31, 2012, 2011, and 2010, options to purchase 421,700, 251,404, and 270,124 shares of Common Stock, at an average price of $38.43, $47.95, and $46.64, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

Note 5—INCOME TAXES:

The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense (benefit):

	December 31, 2012			December 31, 2011			December 31, 2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$3,606	$11,275	$14,881	$(4,417)	$14,542	$10,125	$(10,554)	$21,502	$10,948
State	2,376	(2,209)	167	537	(1,091)	(554)	1,089	1,693	2,782
Foreign	3,916	(5,711)	(1,795)	1,077	(5,065)	(3,988)	1,829	(7,156)	(5,327)

Total	$9,898	$3,355	$13,253	$(2,803)	$8,386	$5,583	$(7,636)	$16,039	$8,403

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2012	2011	2010
United States	$42,213	$23,779	$34,623
Foreign	(5,445)	(11,644)	(22,803)

Income before income taxes	$36,768	$12,135	$11,820

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2012	2011	2010
Statutory rate of 35% applied to income (loss) before income taxes	$12,869	$4,247	$4,137
Adjustments of tax reserves and prior years’ income taxes	1,322	1,643	(1,083)
Acquisition costs	63	649	—
Officers compensation	350	226	191
Effects of foreign operations	(1,363)	(1,115)	1,771
State income taxes, net of federal tax effects	209	(261)	1,729
Repeal of Medicare Part D subsidy	—	—	1,592
Other	(197)	194	66

Total provision	$13,253	$5,583	$8,403

Effective tax rate	36.0%	46.0%	71.1%

The effective tax rates in each year vary from the U.S. federal statutory rate of 35% principally due to the effects of foreign operations, adjustments to unrecognized tax benefits, state taxes and, in 2011, certain nondeductible business costs. The 2010 rate was influenced by the settlement of an income tax examination and repeal of the Medicare Part D subsidy that was previously exempt from tax. The effects of foreign operations

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

include the impact of lower foreign statutory tax rates, certain statutory allowances, foreign exchange rate movements, and modest amounts of US foreign tax credits. These factors and the mix of domestic and foreign income or loss as well as the level of income significantly influence each year’s overall effective tax rate.

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2012	2011
Deferred tax assets:
Canadian tax loss carryforwards (expiring 2014 through 2032)	$41,389	$34,409
Postretirement benefit costs	18,066	16,398
U.S. Federal tax loss carryforwards	—	10,066
Employment costs	11,654	10,005
State tax loss carryforwards (expiring 2023 through 2032)	7,133	7,166
Inventories	12,022	5,753
Start-up costs	4,650	5,527
Pension costs	3,835	2,260
Duty drawback claims	1,786	1,622
Foreign tax credit carryforwards	—	1,012
Other	6,059	4,072

Total deferred tax assets	106,594	98,290
Valuation allowance	(4,439)	(4,313)

Deferred tax assets, net of valuation allowance	102,155	93,977
Deferred tax liabilities:
Property, plant and equipment	(58,965)	(37,394)
Convertible debt	(13,504)	(17,973)
Intangible assets	(18,718)	(5,482)
Other	(918)	(1,415)

Total deferred tax liabilities	(92,105)	(62,264)

Net deferred tax assets	$10,050	$31,713

The valuation allowances at December 31, 2012 and 2011 are entirely attributable to the state deferred tax assets pertaining to the related state tax loss carryforwards that are not anticipated to generate a tax benefit.

The Company’s Canadian subsidiary has generated losses over the past several years. Although recent losses generally indicate a risk that tax carryforwards may be impaired, management believes firm sales contracts, including a significant supply contract with a major aerospace manufacturer that will be substantially sourced from its Canadian subsidiary, will generate sufficient taxable income to permit utilization of the loss carryforwards. Following several years of production delays, the Company has a firm production schedule and the ramp up to full production has begun. The magnitude of these firm contracts, certain favorable contract terms that mitigate the risk of raw material price fluctuations and outside processing costs, and the length of time over which the losses are available to offset future income has led management to conclude that it is more likely than not that sufficient taxable income will exist in future periods to realize the subsidiary’s net deferred tax asset of $33.3 million. Management regularly reviews assumptions underlying this assessment and will make adjustments in future periods to the extent necessary.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31 is as follows:

	Unrecognized Tax Benefits
	2012	2011	2010
Gross balance at January 1	$6,157	$4,817	$5,577
Prior period tax positions
Increases	1,556	—	1,292
Decreases	(30)	(14)	(2,546)
Current period tax positions	1,478	1,376	949
Lapse of Statute	—	(22)	—
Settlements with tax authorities	—	—	(455)

Gross balance at December 31	$9,161	$6,157	$4,817

Amount that would affect the effective tax rate if recognized	$7,451	$5,835	$4,575

The Company’s unrecognized tax benefits principally relate to the sale of products and provision of services by the U.S. companies to their foreign affiliates. The current year increase in prior period positions reflected above primarily relates to certain proposed adjustments by the IRS in their examination of the Company’s 2009 tax return which affect the time period in which such amounts should be reflected in its tax returns.

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statement of Operations for fiscal years 2012, 2011, and 2010, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2012 and 2011 were not material.

The Company’s U.S. Federal income tax returns for tax years 2006, 2008, 2010 and 2011 remain open to examination, though any examination of 2006 and 2008 is limited to the extent that net operating losses have been carried back to those years. The examination of 2009 is expected to be concluded in 2013. The examination of the Company’s Canadian tax returns for the period 2006 through 2008 by the Canadian tax authority is continuing. It is reasonably possible that the total amount of unrecognized tax benefits could be decreased within the next twelve months by approximately $3 million.

Note 6—OTHER INCOME (EXPENSE), NET:

Other income (expense), net, for the years ended December 31, 2012, 2011, and 2010 was $(484), $19, and $(622), respectively. Other income (expense), net, consists primarily of foreign exchange gains and losses from the Company’s international operations.

Note 7—EMPLOYEE BENEFIT PLANS:

The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participants’ years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2012, 2011, and 2010, expenses related to 401(k) plans were approximately $3,390, $1,519, and $1,284, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

As of the signing of the Labor Agreement with USW at the Niles, Ohio plant on December 1, 2004, all new hourly, clerical and technical employees covered by the Labor Agreement are covered by a defined contribution pension plan rather than a defined benefit plan. Effective January 1, 2006, all new salaried nonrepresented employees in the Titanium Group are covered by a defined contribution pension plan rather than a defined benefit plan. As a result of these changes, no future hires will be covered by defined benefit pension plans. The signing of the new labor agreement on March 8, 2012 resulted in benefit enhancements which resulted in a $6,748 increase in the Company’s projected benefit obligation.

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

	Pension Benefit Plans		Post-Retirement Benefit Plan
	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$143,687	$130,275	$44,391	$42,955
Service cost	2,450	2,047	671	746
Interest cost	7,093	7,177	2,102	2,361
Actuarial loss	16,750	12,982	2,558	141
Amendment	6,748	—	—	—
Settlements	(695)	—	—	—
Benefits paid	(8,551)	(8,794)	(2,837)	(2,833)
Plan participants’ contributions	—	—	928	825
Medicare retiree drug subsidy received	—	—	121	196

Projected benefit obligation at end of year	$167,482	$143,687	$47,934	$44,391

Change in plan assets:
Fair value of plan assets at beginning of year	$122,444	$96,197	$—	$—
Actual return on plan assets	14,678	7,289	—	—
Employer contributions	18,846	27,752	1,788	1,812
Medicare retiree drug subsidy received	—	—	121	196
Settlements	(695)	—	—	—
Plan participants’ contributions	—	—	928	825
Benefits paid	(8,551)	(8,794)	(2,837)	(2,833)

Fair value of plan assets at end of year	$146,722	$122,444	$—	$—

Funded status	$(20,760)	$(21,243)	$(47,934)	$(44,391)

Amounts recognized in the Consolidated Balance Sheets consisted of:
Noncurrent assets	$691	$—	$—	$—
Current liabilities	(740)	(413)	(2,868)	(3,003)
Noncurrent liabilities	(20,711)	(20,830)	(45,066)	(41,388)

Net amount recognized	$(20,760)	$(21,243)	$(47,934)	$(44,391)

Accumulated benefit obligation	$161,482	$138,223	N/A	N/A

Amounts recognized in accumulated other comprehensive loss consisted of:

	December 31,		December 31,
	2012	2011	2012	2011
Net actuarial loss	$77,032	$70,987	$8,486	$6,086
Prior service cost	7,227	1,460	1,904	3,118

Total, before tax effect	$84,259	$72,447	$10,390	$9,204

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Activity related to amounts recognized in accumulated other comprehensive loss is as follows:

		2012
	12/31/2011	Amortization	Activity	12/31/2012
Pension Benefit Plans:
Actuarial losses	$70,987	(5,734)	11,779	$77,032
Prior service cost	1,460	(980)	6,747	7,227

Postretirement Medical Plan:
Actuarial losses	6,086	(157)	2,557	8,486
Prior service cost	3,118	(1,214)	—	1,904

	Pension Benefit Plans		Post-Retirement Benefit Plan
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	4.10%	4.90%	4.10%	4.90%
Rate of increase to compensation levels	3.80%	3.80%	N/A	N/A
Measurement date	12/31	12/31	12/31	12/31
Health cost trend rate assumed for next year	N/A	N/A	6.78%	7.17%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that rate reaches ultimate trend rate	N/A	N/A	2026	2026

Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	4.90%	5.70%	4.90%	5.70%
Expected long-term return on plan assets	7.50%	7.50%	N/A	N/A
Rate of increase to compensation levels	3.80%	3.80%	N/A	N/A

The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of each plan’s asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

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

A one-quarter percentage point change in the discount rate of 4.10% used at December 31, 2012 would have the following effect on the defined benefit plans:

	–.25%		+.25%
Effect on total projected benefit obligation (PBO) (in millions)	+$	4.3	–$	4.3
Effect on subsequent years periodic pension expense (in millions)	+$	0.3	–$	0.3

A one-quarter percent change in the discount rate of 4.10% used at December 31, 2012 would have the following effect on the postretirement medical plan:

	–.25%		+.25%
Effect on total net periodic benefit cost (in millions)	+$	0.1	–$	0.1
Effect on accumulated postretirement benefit obligation (in millions)	+$	1.3	–$	1.3

A one percent change in the trend rate of 6.78% used at December 31, 2012 would have the following effect on the postretirement medical plan:

	–1.00%		+1.00%
Effect on total service cost and interest cost components (in millions)	–$	0.2	+$	0.2
Effect on accumulated postretirement benefit obligation (in millions)	–$	1.6	+$	1.6

The components of net periodic pension and post-retirement benefit cost were as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2012	2011	2010	2012	2011	2010
Service cost	$2,450	$2,047	$1,806	$671	$746	$711
Interest cost	7,093	7,177	7,078	2,102	2,361	2,200
Expected return on plan assets	(9,707)	(7,791)	(7,478)	—	—	—
Prior service cost amortization	980	401	523	1,214	1,214	1,214
Amortization of actuarial loss	5,361	4,017	2,809	157	171	—
Settlement charges	373	—	—	—	—	—

Net periodic benefit cost	$6,550	$5,851	$4,738	$4,144	$4,492	$4,125

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

	Pension Benefit Plans 2013	Post-Retirement Benefit Plan 2013
Amortization of actuarial loss	$7,160	$352
Amortization of prior service cost	990	1,214

Total recognized from accumulated other comprehensive loss	$8,150	$1,566

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of the Company’s defined benefit pension plans’ assets as of December 31, 2012 and 2011 were as follows:

Investment category:	2012	2011
U.S. government securities	$22,034	$14,852
Corporate bonds	37,487	34,130
Equities	81,445	68,419
Short-term investment funds	597	807
Real estate funds	3,468	2,584
Other investments — Timberlands	1,691	1,652

Total	$146,722	$122,444

The Company’s target asset allocation as of December 31, 2012 by asset category is as follows:

Investment category:	2012
Equity securities	55%
Debt and other short-term investments	43%
Cash	2%

Total	100%

The Company’s investment policy for the defined benefit pension plans includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges, shown above, by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. Within these broad investment categories, the Company’s investment policy places certain restrictions on the types and amounts of plan investments. For example, no individual stock may account for more than 5% of total equities, no single corporate bond issuer rated below AA may equal more than 10% of the total bond portfolio, non-investment grade bonds may not exceed 10% of the total bond portfolio, and private equity and real estate investments may not exceed 8% of total plan assets.

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

As of December 31, 2012:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment category:
U.S. government securities	$—	$22,034	$—	$22,034
Corporate bonds	—	37,487	—	37,487
Equities	3,613	73,794	4,038	81,445
Short-term investment funds	597	—	—	597
Real estate funds	—	—	3,468	3,468
Other investments — Timberlands	—	—	1,691	1,691

Total assets	$4,210	$133,315	$9,197	$146,722

As of December 31, 2011:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment category:
U.S. government securities	$—	$14,852	$—	$14,852
Corporate bonds	—	34,130	—	34,130
Equities	—	64,985	3,434	68,419
Short-term investment funds	807	—	—	807
Real estate funds	—	—	2,584	2,584
Other investments — Timberlands	—	—	1,652	1,652

Total assets	$807	$113,967	$7,670	$122,444

Level 1 Fair Value Measurements:

Short-term Investment Funds — Short-term Investment Funds are carried at the reported net asset values.

Equities — The fair value of equities are based upon quoted market prices.

Level 2 Fair Value Measurements:

Corporate Bonds and U.S. Government Securities — The plans hold certain U.S. government securities and corporate bonds in a limited partnership with the assets of other plan sponsors. The fair values of these securities held in the partnership are based upon quoted market prices.

Equities — The plans hold common stocks in a limited partnership with the assets of other plan sponsors. The fair values of these securities held in the partnerships are based upon quoted market prices.

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

The following table provides further details of the Level 3 fair value measurements using significant unobservable input:

	Private Equity Funds	Real Estate Funds	Timberlands	Total
December 31, 2010	$2,898	$1,888	$1,600	$6,386
Realized gains/losses	83	144	—	227
Unrealized gain/losses relating to investments still held at December 31, 2011	338	54	52	444
Purchases	679	911	—	1,590
Sales	(564)	(413)		(977)

December 31, 2011	3,434	2,584	1,652	7,670
Realized gains/losses	301	109	—	410
Unrealized gain/losses relating to investments still held at December 31, 2012	267	279	39	585
Purchases	861	925	—	1,786
Sales	(825)	(429)	—	(1,254)

December 31, 2012	$4,038	$3,468	$1,691	$9,197

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit Plans	Post-Retirement Benefit Plan (including Plan D subsidy)	Post-Retirement Benefit Plan (not including Plan D subsidy)
2013	$9,933	$2,868	$3,031
2014	9,577	2,969	3,150
2015	9,798	2,769	2,965
2016	10,106	2,850	3,064
2017	10,397	3,008	3,241
2018 to 2022	57,366	17,899	19,356

The Company contributed $18.2 million and $27.8 million to its qualified defined benefit pension plans in 2012 and 2011, respectively. In light of the current market conditions, the Company is currently assessing its future funding requirements. The Company expects to make cash contributions of approximately $5.1 million during 2013 to maintain its desired funding status.

Supplemental pension plan.    Company officers who participate in the incentive compensation plan are eligible for the Company’s supplemental pension plan which entitles participants to receive additional pension benefits based upon their annual bonuses paid under the incentive compensation plan. Participation in this plan is subject to approval by the Company’s Board of Directors.

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

Employee Stock Purchase Plan.    At the Company’s 2009 Annual Meeting of Shareholders, its shareholders approved the Employee Stock Purchase Plan (the “ESPP”), which authorized the issuance of 2.0 million shares of the Company’s Common Stock for purchase by eligible employee participants through payroll deductions. Employees purchase shares in each quarterly purchase period at a 5% discount to the fair market value of the Company’s Common Stock on the valuation date. Under current accounting guidance, the ESPP qualifies as a non-compensatory plan.

Approximately 23 thousand shares have been purchased under the ESPP since its inception. As of December 31, 2012, more than 1.9 million shares of the Company’s Common Stock remained available for future purchase under the ESPP.

Note 8—LEASES:

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office and manufacturing facilities, office equipment, and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $5,840, $4,811, and $5,602 in the years ended

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

December 31, 2012, 2011, and 2010, respectively. Capital lease obligations totaled $2,650 at December 31, 2012. Of this amount, $957 was recorded as a component of other current liabilities and $1,693 was recorded as a component of long term debt on the Company’s Consolidated Balance Sheet.

The Company’s future minimum commitments under operating and capital leases for years after 2012 are as follows:

	Operating Leases	Capital Leases
2013	$5,364	$1,093
2014	4,969	1,064
2015	4,360	632
2016	3,973	226
2017	3,557	37
Thereafter	4,022	—

Total lease payments	$26,245	$3,052

Note 9—UNEARNED REVENUE:

The Company reported liabilities of $36,155 and $26,027 for unearned revenue balances as of December 31, 2012 and 2011, respectively. These balances represented payments received in advance, primarily from energy market customers on long-term orders to fund working capital requirements. Amounts expected to be realized within one year, which represent the majority of the balance, are recorded as current liabilities. The remaining amount is recorded as a non-current liability. Unearned revenue balances are presented in the following table:

	December 31,
	2012	2011
Current unearned revenue	$26,164	$21,495
Non-current unearned revenue	9,991	4,532

Total unearned revenue	$36,155	$26,027

Note 10—TRANSACTIONS WITH RELATED PARTIES:

The Company did not enter into any significant related-party transactions during the years ended December 31, 2012, 2011, and 2010.

Note 11—SEGMENT REPORTING:

The Company’s chief operating decision maker is the Vice Chair, President, and Chief Executive Officer. The Company has three reportable segments: the Titanium Group, the Fabrication Group, and the Distribution Group. Refer to Note 1 for a description of each reportable segment.

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

	Years Ended December 31,
	2012	2011	2010
Net sales:
Titanium Group	$159,571	$160,745	$142,920
Intersegment sales	178,405	151,976	87,257

Total Titanium Group sales	337,976	312,721	230,177

Fabrication Group	335,299	150,500	134,418
Intersegment sales	80,366	61,604	52,589

Total Fabrication Group sales	415,665	212,104	187,007

Distribution Group	243,738	218,434	154,455
Intersegment sales	3,773	1,200	4,148

Total Distribution Group sales	247,511	219,634	158,603

Eliminations	(262,544)	(214,780)	(143,994)

Total consolidated net sales	$738,608	$529,679	$431,793

Operating income (loss):
Titanium Group before corporate allocations	$38,308	$40,034	$27,217
Corporate allocations	(12,077)	(11,058)	(8,813)

Total Titanium Group operating income	26,231	28,976	18,404

Fabrication Group before corporate allocations	27,010	3,113	4,453
Corporate allocations	(14,493)	(14,338)	(12,055)

Total Fabrication Group operating income (loss)	12,517	(11,225)	(7,602)

Distribution Group before corporate allocations	24,274	18,598	10,039
Corporate allocations	(7,992)	(8,588)	(6,780)

Total Distribution Group operating income	16,282	10,010	3,259

Total consolidated operating income	$55,030	$27,761	$14,061

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2012	2011	2010
Revenue by market information:
Titanium Group
Commercial aerospace	$83,880	$78,769	$76,064
Defense	46,633	45,598	36,430
Energy, medical, and other	29,058	36,378	30,426

Total Titanium Group net sales	159,571	160,745	142,920
Fabrication Group
Commercial aerospace	$164,358	$99,335	$73,446
Defense	45,411	25,931	24,648
Energy, medical, and other	125,530	25,234	36,324

Total Fabrication Group net sales	335,299	150,500	134,418
Distribution Group
Commercial aerospace	$154,988	$128,620	$78,376
Defense	77,744	80,112	67,493
Energy, medical, and other	11,006	9,702	8,586

Total Distribution Group net sales	243,738	218,434	154,455

Total consolidated net sales	$738,608	$529,679	$431,793

Geographic location of trade sales:
United States	$489,049	$347,396	$284,233
France	73,291	52,669	40,683
England	53,010	42,015	44,124
Germany	40,011	38,976	24,516
Spain	16,285	7,702	5,236
Canada	12,794	10,589	9,399
Italy	11,575	3,660	5,828
Malaysia	9,626	3,787	3,252
Japan	9,389	4,582	7,821
Austria	7,162	7,993	2,518
Other countries	16,416	10,310	4,183

Total trade sales	$738,608	$529,679	$431,793

Capital expenditures:
Titanium Group	$43,371	$34,454	$23,561
Fabrication Group	16,797	2,837	4,233
Distribution Group	1,370	1,554	838

Total capital expenditures	$61,538	$38,845	$28,632

Depreciation and amortization:
Titanium Group	$17,723	$13,545	$13,004
Fabrication Group	22,692	8,162	8,324
Distribution Group	755	781	783

Total depreciation and amortization	$41,170	$22,488	$22,111

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2012	2011	2010
Property, plant, and equipment:
United States	$591,797	$476,278	$435,009
England	16,017	14,473	5,302
France	1,312	1,022	832
Canada	64,924	64,132	65,938
Less: Accumulated depreciation	(298,054)	(266,471)	(246,505)

Property, plant, and equipment, net	$375,996	$289,434	$260,576

Total assets:
Titanium Group	$421,050	$356,391	$367,591
Fabrication Group	573,646	290,935	246,830
Distribution Group	181,394	170,584	120,935
General corporate assets	83,637	309,365	371,498

Total consolidated assets	$1,259,727	$1,127,275	$1,106,854

In the years ended December 31, 2012, 2011, and 2010, export sales were $249,599, $182,283, and $147,560, respectively, principally to customers in Western Europe.

Substantially all of the Company’s sales and operating revenues are generated from its North American and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. For the years ended December 31, 2012, 2011, and 2010, Boeing, through multiple contracts with various Company subsidiaries covering varying periods, accounted for approximately 11.5%, 10.0%, and 10.2%, respectively, of the Company’s consolidated sales. For each of the years presented, Boeing, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s consolidated net sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products.

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2012, 2011, and 2010

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

the Company paid approximately $72, $60, and $145, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $662 to $2,134 in the aggregate. At December 31, 2012 and 2011, the amounts accrued for future environmental-related costs were $1,277 and $1,349, respectively. Of the total amount accrued at December 31, 2012, $85 is expected to be paid out within one year and is included as a component of other accrued liabilities on the Company’s Consolidated Balance Sheet. The remaining $1,192 is recorded as a component of other noncurrent liabilities in the Company’s Consolidated Balance Sheet.

The following table summarizes the changes in the Company’s environmental liabilities for the year ended December 31, 2012:

Environmental Liabilities
Balance at December 31, 2011	$1,349
Environmental-related expense	—
Cash paid	(72)

Balance at December 31, 2012	$1,277

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 13—LONG-TERM DEBT:

Long-term debt consisted of:

	December 31,
	2012	2011
Notes	$196,644	$186,961
Capital leases	2,650	—
Other	—	20

Total debt	$199,294	$186,981
Less: Current portion of capital leases	(957)	—

Total long-term debt	$198,337	$186,981

Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, at a rate of 3.000% per year. The Notes are general unsecured obligations of the Company. The Notes are guaranteed by six of the Company’s subsidiaries (the “Subsidiary Guarantors”), which are the same subsidiaries that guarantee the Company’s obligations under its existing credit facility. Each subsidiary guarantee is a joint and several, fully unconditional guarantee of the Company’s obligations under the indenture and the Notes. Refer to Note 15 for additional information about the Subsidiary Guarantors.

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

The FASB’s authoritative guidance requires convertible notes that may be settled in cash to be separated into a liability component and an equity component. The fair value of the liability component is determined by calculating the present value of the cash flows of the convertible note using the interest rate of a bond of similar size and rating without a conversion feature (i.e., straight-debt rate). The fair value of the equity component is the difference between the proceeds from the issuance and the fair value of the liability.

The Company determined similar straight-debt rates were 8.675% at the time the Notes were issued. As a result, the fair value of the liability component of the Notes was calculated to be $177.7 million and was recorded as long-term debt. The conversion component of the Notes had a fair value of $52.3 million and was recorded, net of deferred taxes, as additional paid-in capital. The debt component of the Notes will accrete to the Notes’ par value of $230.0 million over the Notes’ five-year term. Debt accretion is recorded in the Company’s Consolidated Statement of Operations as a component of interest expense. The Company is accreting the long-term debt balance to par value using the interest method.

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

During the years ended December 31, 2012 and 2011, the Company recorded long-term debt discount amortization of $9,683 and $8,900, as a component of interest expense. Interest expense from the amortization of debt issuance costs associated with the Notes was $1,120, $1,120 and $47 for the years ended December 31, 2012, 2011, and 2010, respectively.

On May 23, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced its First Amended and Restated Credit Agreement, as amended. The Credit Agreement provides for a revolving credit facility of $150 million and matures on May 23, 2017. Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement.

The Company’s leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.55 at December 31, 2012. If this ratio were to exceed 3.50 to 1, the Company would be in default under the Credit Agreement.

The Company’s coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 14.7 at December 31, 2012. If this ratio were to fall below 2.0 to 1, the Company would be in default under the Credit Agreement.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of December 31, 2012, the Company was in compliance with all financial covenants under the Credit Agreement.

The Company had no borrowings outstanding under the Credit Agreement at December 31, 2012 or under the First Amended and Restated Credit Agreement at December 31, 2011.

Note 14—STOCK-BASED COMPENSATION:

The 2004 Stock Plan (“2004 Plan”), which was approved by a vote of the Company’s shareholders at the 2004 Annual Meeting of Shareholders, replaced two predecessor plans, the 1995 Stock Plan (“1995 Plan”) and the 2002 Non-Employee Director Stock Option Plan (“2002 Plan”).

The 2004 Plan limits the number of shares available for issuance to 2,500,000 (plus any shares covered by stock options already outstanding under the 1995 Plan and 2002 Plan that expire or are terminated without being exercised and any shares delivered in connection with the exercise of any outstanding awards under the 1995 Plan and 2002 Plan) during its ten-year term, and limits the number of shares available for grants of restricted stock to 1,250,000. While the 2004 Plan allows for the issuance of shares from treasury, the Company currently issues authorized, unissued shares for awards under the 2004 Plan. The 2004 Plan expires after ten years and requires that the exercise price of stock options, stock appreciation rights, and other similar instruments awarded under the 2004 Plan be not less than the fair market value of the Company’s stock on the date of the grant award.

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

Stock Options

The fair value of stock options granted over the past three years was estimated at the date of grant using the Black-Scholes option-pricing model based upon the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.75%	1.92%	2.26%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	5.0	4.0	4.0
Expected volatility	66.00%	67.00%	66.00%

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

A summary of the status of the Company’s stock options as of December 31, 2012 and the activity during the year then ended is presented below:

Stock Options	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	558,597	$31.66
Granted	83,706	24.62
Forfeited	(4,447)	25.41
Expired	(5,584)	35.88
Exercised	(41,422)	11.97

Outstanding at December 31, 2012	590,850	$31.86	5.89	2,500

Exercisable at December 31, 2012	420,649	$34.25	4.88	2,176

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011, and 2010 was $13.49, $14.70, and $12.88 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011, and 2010 was $525, $172, and $867, respectively. As of December 31, 2012, total unrecognized compensation cost related to nonvested stock option awards granted was $610. That cost is expected to be recognized over a weighted-average period of approximately nine months.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Restricted Stock

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011, and 2010 was $24.63, $28.79, and $25.73 per share, respectively.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2012, and the activity during the year then ended, is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2011	163,070	$27.31
Granted	82,326	24.63
Vested	(60,017)	31.48
Forfeited	(3,200)	25.33

Nonvested at December 31, 2012	182,179	$24.76

As of December 31, 2012, total unrecognized compensation cost related to nonvested restricted stock awards granted was $1,507. That cost is expected to be recognized over a weighted-average period of 13 months. The total fair value of restricted stock awards vested during the years ended December 31, 2012, 2011, and 2010 was $1,507, $1,637, and $1,911, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2012, 2011, and 2010 was $494, $178, and $1,096, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2012, 2011, and 2010 was $742, $294, and $367, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $27, $2, and $54 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company has elected to adopt the short-cut transition method for determining the windfall tax benefits related to share-based payment awards.

Performance Share Awards

The Company also maintains a performance share award for executive officers and certain key managers. The purpose of the performance share awards is to more closely align the compensation of the Company’s executives and key managers with the interests of the Company’s shareholders. These performance share awards will earn shares of the Company’s Common Stock in amounts ranging from 0% to 200% of the target number of shares based upon the total shareholder return of the Company compared to the total shareholder return of a designated peer group over a pre-determined performance period.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the Company’s performance share activity during the year ended December 31, 2012 is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2011	160,771	321,542
Granted	61,230	122,460
Vested	(66,047)	(132,094)
Expired	(41,700)	(83,400)
Forfeited	(7,197)	(14,394)

Outstanding at December 31, 2012	107,057	214,114

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying market conditions and the resulting fair value of the award. The four primary inputs for the Monte Carlo model are the risk-free rate, expected dividend yield, volatility of returns, and correlation of returns within the designated peer group. The risk-free rate for periods over the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used. Expected volatility and correlation of returns are based on historical performance of the Company’s stock. The weighted-average grant-date fair value of performance shares awarded during the years ended December 31, 2012, 2011, and 2010 was $35.59, $43.68, and $38.79.

Note 15—GUARANTOR SUBSIDIARIES:

The Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several of RTI International Metals, Inc.’s (the “Parent’s”) 100% owned subsidiaries. Each Guarantor Subsidiary would be automatically released from its guarantee of the Notes if either (i) it ceases to be a guarantor of the Parent’s Credit Agreement or (ii) it ceases to be a subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of December 31, 2012 and 2011 and for the three years ended December 31, 2012:

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$503,018	$448,091	$(212,501)	$738,608
Costs and expenses:
Cost of sales	—	426,083	374,495	(212,501)	$588,077
Selling, general, and administrative expenses(1)	(3,101)	45,316	48,755	—	$90,970
Research, technical, and product development expenses	95	4,007	62	—	4,164
Asset and asset-related charges (income)	—	367	—	—	367

Operating income (loss)	3,006	27,245	24,779	—	$55,030
Other income (expense), net	(63)	38	(459)	—	(484)
Interest income (expense), net	(16,639)	205	(1,344)	—	(17,778)
Equity in earnings of subsidiaries	30,907	5,419	2,138	(38,464)	—

Income before income taxes	17,211	32,907	25,114	(38,464)	36,768
Provision for (benefit from) income taxes	(6,304)	10,726	8,831	—	13,253

Net income	$23,515	$22,181	$16,283	$(38,464)	$23,515

Comprehensive income	$18,004	$14,650	$18,841	$(33,491)	$18,004

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses. A credit in parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$347,963	$357,546	$(175,830)	$529,679
Costs and expenses:
Cost of sales	—	296,066	308,771	(175,830)	429,007
Selling, general, and administrative expenses(1)	981	22,586	47,453	—	71,020
Research, technical, and product development expenses	—	3,232	160	—	3,392
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income (loss)	(981)	26,079	2,663	—	27,761
Other income (expense), net	(92)	(38)	149	—	19
Interest income (expense), net	(16,299)	1,797	(1,143)	—	(15,645)
Equity in earnings (loss) of subsidiaries(2)	18,926	6,128	(1,055)	(23,999)	—

Income before income taxes	1,554	33,966	614	(23,999)	12,135
Provision for (benefit from) income taxes	(4,998)	10,257	324	—	5,583

Net income	$6,552	$23,709	$290	$(23,999)	$6,552

Comprehensive income (loss)	$(322)	$19,646	$(1,586)	$(18,060)	$(322)

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

(2)	Amounts in equity in earnings (loss) of subsidiaries have been revised to conform to current year presentation, which reflects the Company’s legal structure. Previously, the Company did not present equity in earnings (loss) of subsidiaries in the guarantor or non-guarantor subsidiaries columns. These amounts have been revised in 2011 to present $6,128 and $(1,055), respectively, as equity in earnings (loss) of subsidiaries. This change had no impact on covenants or other obligations under the Notes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales(1)	$12,372	$253,754	$279,730	$(114,063)	$431,793
Costs and expenses:
Cost of sales	—	221,351	248,620	(114,063)	355,908
Selling, general, and administrative expenses(2)	9,300	9,966	44,314	—	63,580
Research, technical, and product development expenses	—	3,256	—	—	3,256
Asset and asset-related charges (income)	—	—	(5,012)	—	(5,012)

Operating income (loss)	3,072	19,181	(8,192)	—	14,061
Other expense, net	(52)	(91)	(479)	—	(622)
Interest income (expense), net	(2,650)	4,615	(3,584)	—	(1,619)
Equity in earnings (loss) of subsidiaries(3)	5,701	2,617	(2,282)	(6,036)	—

Income (loss) before income taxes	6,071	26,322	(14,537)	(6,036)	11,820
Provision for (benefit from) income taxes	2,654	7,444	(1,695)	—	8,403

Net income (loss)	$3,417	$18,878	$(12,842)	$(6,036)	$3,417

Comprehensive income (loss)	$4,643	$16,038	$(6,861)	$(9,177)	$4,643

(1)	During the year ended December 31, 2010, the Parent recorded net sales related to the March 2010 settlement of certain Airbus 2009 contractual obligations.

(2)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

(3)	Amounts in equity in earnings (loss) of subsidiaries have been revised to conform to current year presentation, which reflects the Company’s legal structure. Previously, the Company did not present equity in earnings (loss) of subsidiaries in the guarantor or non-guarantor subsidiaries columns. These amounts have been revised in 2010 to present $2,617 and $(2,282), respectively, as equity in earnings (loss) of subsidiaries. This change had no impact on covenants or other obligations under the Notes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,283	$9,907	$—	$97,190
Receivables, net	126	72,773	63,089	(27,221)	108,767
Inventories, net	—	221,174	184,115	—	405,289
Deferred income taxes	26,478	2,351	70	—	28,899
Other current assets	5,410	2,072	3,227	—	10,709

Total current assets	32,014	385,653	260,408	(27,221)	650,854
Property, plant, and equipment, net	1,327	308,467	66,202	—	375,996
Goodwill	—	98,925	38,326	—	137,251
Other intangible assets, net	—	35,152	21,343	—	56,495
Deferred income taxes	—	32,757	33,433	(32,903)	33,287
Other noncurrent assets	4,117	892	835	—	5,844
Intercompany investments	984,901	26,814	3,736	(1,015,451)	—

Total assets	$1,022,359	$888,660	$424,283	$(1,075,575)	$1,259,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$70,086	$49,614	$(27,221)	$93,656
Accrued wages and other employee costs	6,519	16,368	11,546	—	34,433
Unearned revenue	—	689	25,475	—	26,164
Other accrued liabilities	3,669	9,197	9,684	—	22,550

Total current liabilities	11,365	96,340	96,319	(27,221)	176,803
Long-term debt	196,644	1,693	—	—	198,337
Intercompany debt	—	118,229	104,084	(222,313)	—
Liability for post-retirement benefits	—	45,066	—	—	45,066
Liability for pension benefits	6,419	14,133	159	—	20,711
Deferred income taxes	54,222	26,658	3,475	(32,903)	51,452
Unearned revenue	—	—	9,991	—	9,991
Other noncurrent liabilities	8,140	3,434	224	—	11,798

Total liabilities	276,790	305,553	214,252	(282,437)	514,158

Shareholders’ equity	745,569	583,107	210,031	(793,138)	745,569

Total liabilities and shareholders’ equity	$1,022,359	$888,660	$424,283	$(1,075,575)	$1,259,727

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$144,271	$12,571	$—	$156,842
Short-term investments	—	164,255	—	—	164,255
Receivables, net	351	55,499	54,044	(20,535)	89,359
Inventories, net	—	136,695	138,364	—	275,059
Deferred income taxes	17,177	1,399	98	—	18,674
Other current assets	9,351	883	2,034	(2,336)	9,932

Total current assets	26,879	503,002	207,111	(22,871)	714,121
Property, plant, and equipment, net	709	224,129	64,596	—	289,434
Investments	—	12,683	—	—	12,683
Goodwill	—	18,097	37,767	—	55,864
Other intangible assets, net	—	—	22,576	—	22,576
Deferred income taxes	—	26,567	27,485	(26,628)	27,424
Other noncurrent assets	4,697	36	440	—	5,173
Intercompany investments(1)	938,825	21,400	1,598	(961,823)	—

Total assets	$971,110	$805,914	$361,573	$(1,011,322)	$1,127,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950	$38,456	$40,720	$(20,535)	$59,591
Accrued wages and other employee costs	7,485	11,978	7,797	—	27,260
Unearned revenue	—	—	21,495	—	21,495
Other accrued liabilities	4,294	12,101	6,026	(2,336)	20,085

Total current liabilities	12,729	62,535	76,038	(22,871)	128,431
Long-term debt	186,961	20	—	—	186,981
Intercompany debt	—	105,116	100,740	(205,856)	—
Liability for post-retirement benefits	—	41,388	—	—	41,388
Liability for pension benefits	6,777	13,376	677	—	20,830
Deferred income taxes	36,638	(40)	3,614	(26,606)	13,606
Unearned revenue	—	—	4,532	—	4,532
Other noncurrent liabilities	5,253	3,316	186	—	8,755

Total liabilities	248,358	225,711	185,787	(255,333)	404,523

Shareholders’ equity	722,752	580,203	175,786	(755,989)	722,752

Total liabilities and shareholders’ equity	$971,110	$805,914	$361,573	$(1,011,322)	$1,127,275

(1)	Amounts in intercompany investments have been revised to conform to current year presentation, which reflects the Company’s legal structure. Previously, the Company reported $71,231 and $180 as intercompany investments in the guarantor subsidiaries and non-guarantor subsidiaries columns, respectively. These amounts have been revised to $21,400 and $1,598, respectively. This change had no impact on covenants or other obligations under the Notes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$21,972	$2,957	$(16,863)	$—	$8,066

Investing activities:
Capital expenditures	(970)	(54,715)	(5,853)	—	(61,538)
Investments in subsidiaries, net	178,633			(178,633)	—
Acquisitions, net of cash acquired	(182,811)	—	—	—	(182,811)
Proceeds from disposal of property, plant, and equipment	—	—	10	—	10
Short-term investments and marketable securities, net	—	176,771	—	—	176,771

Cash provided by (used in) investing activities	(5,148)	122,056	(5,843)	(178,633)	(67,568)

Financing activities:
Proceeds from exercise of employee stock options	729	—	—	—	729
Excess tax benefits from stock-based compensation activity	196	—	—	—	196
Parent company investments, net of distributions	—	(194,783)	16,150	178,633	—
Repayments on long-term debt	—	(758)	—	—	(758)
Intercompany debt, net	(16,184)	13,540	2,644	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)
Financing fees	$(823)	—	—	—	$(823)

Cash provided by (used in) financing activities	(16,824)	(182,001)	18,794	178,633	(1,398)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,248	—	1,248

Decrease in cash and cash equivalents	—	(56,988)	(2,664)	—	(59,652)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$87,283	$9,907	$—	$97,190

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$28,498	$21,099	$(34,762)	$—	$14,835

Investing activities:
Capital expenditures	—	(35,793)	(3,052)	—	(38,845)
Investments in subsidiaries, net	(35,812)	—	—	—	(35,812)
Acquisitions, net of cash acquired	33,831	1,735	(36,248)	682	—
Proceeds from disposal of property, plant, and equipment	—	—	20	—	20
Short-term investments and marketable securities, net	—	(160,409)	—	—	(160,409)

Cash provided by (used in) investing activities	(1,981)	(194,467)	(39,280)	682	(235,046)

Financing activities:
Proceeds from exercise of employee stock options	367	—	—	—	367
Excess tax benefits from stock-based compensation activity	302	—	—	—	302
Parent company investments, net of distributions	—	(38,200)	38,882	(682)	—
Repayments on long-term debt	—	(20)	(5)	—	(25)
Intercompany debt, net	(26,892)	5,230	21,662	—	—
Purchase of common stock held in treasury	(294)	—	—	—	(294)

Cash provided by (used in) financing activities	(26,517)	(32,990)	60,539	(682)	350

Effect of exchange rate changes on cash and cash equivalents	—	—	(248)	—	(248)

Decrease in cash and cash equivalents	—	(206,358)	(13,751)	—	(220,109)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$144,271	$12,571	$—	$156,842

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$26,707	$28,776	$19,725	$—	$75,208

Investing activities:
Short-term investments, net	—	44,766	—	—	44,766
Investments in subsidiaries, net	(205,830)	(2,900)	—	208,730	—
Capital expenditures	—	(24,365)	(4,267)	—	(28,632)
Proceeds from disposal of property, plant, and equipment	—	—	4,011	—	4,011

Cash provided by (used in) investing activities	(205,830)	17,501	(256)	208,730	20,145

Financing activities:
Borrowings on long-term debt	230,000	—	—	—	230,000
Repayments on long-term debt	—	(20)	(17)	—	(37)
Purchase of common stock held in treasury	(367)	—	—	—	(367)
Intercompany debt, net	(44,737)	183,472	(138,735)	—	—
Parent company investments, net of distribution	—	75,375	133,355	(208,730)	—
Proceeds from exercise of employee stock options	1,096	—	—	—	1,096
Excess tax benefits from stock-based compensation activity	380	—	—	—	380
Financing fees	(7,249)	—	—	—	(7,249)

Cash provided by (used in) financing activities	179,123	258,827	(5,397)	(208,730)	223,823

Effect of exchange rate changes on cash and cash equivalents	—	—	1,559	—	1,559

Increase in cash and cash equivalents	—	305,104	15,631	—	320,735
Cash and cash equivalents at beginning of period	—	45,525	10,691	—	56,216

Cash and cash equivalents at end of period	$—	$350,629	$26,322	$—	$376,951

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 16—SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2012 and 2011:

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$162,850	$190,277	$189,075	$196,406
Gross profit	35,705	36,496	37,947	40,383
Operating income	13,018	11,934	12,884	17,194
Net income	5,625	5,163	5,625	7,102
Earnings per share:
Basic	$0.19	$0.17	$0.19	$0.23
Diluted	$0.19	$0.17	$0.19	$0.23

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$120,850	$123,213	$143,671	$141,945
Gross profit	26,005	24,589	25,006	25,072
Operating income	9,416	6,081	7,693	4,571
Net income	2,342	2,128	2,067	15
Earnings per share:
Basic	$0.08	$0.07	$0.07	$—
Diluted	$0.08	$0.07	$0.07	$—

Note 17—SUBSEQUENT EVENT:

On February 6, 2013, the Company announced a restructuring of its management organization, including the structure of its reportable segments. The new structure combines the global operations of the Company into two business segments: the Titanium Segment and the Engineered Products and Services Segment. The Titanium Segment combines the Company’s former Titanium and Distribution Groups. The Engineered Products and Services Segment is the Company’s former Fabrication Group, including the aerospace and defense, medical device, and energy operations of the two most recent acquisitions, Remmele and Advanced Forming. The Company will begin reporting in the new two segment format with the first quarter of 2013.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure controls and procedures

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

In addition to the information concerning the executive officers of the Company set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2013 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2013 Proxy Statement, to be filed at a later date, and is incorporated herein by reference. The Code of Ethical Business Conduct applies to all directors, officers, and all employees, including its principal executive officer, principal financial officer, or persons performing similar functions.

Information concerning any material changes to procedures for security holders to recommend nominees for the Company’s Board of Directors is set forth under the caption “Other Information” in the 2013 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Information concerning the Audit Committee and its financial experts is set forth under the captions “Audit Committee” and “Audit Committee Report” in the 2013 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Item 11.    Executive Compensation.

Information required by this item is set forth under the captions “Executive Compensation” and, solely with respect to information pertaining to the Compensation Committee, “Corporate Governance” in the 2013 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2013 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (see Note (i) and Note (iii))	590,580	$31.86	1,102,527
Equity compensation plans not approved by security holders (see Note (ii))	—	—	—

	590,580	$31.86	1,102,527

Note (i):    The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals, Inc., 2004 Stock Plan (the “2004 Plan”) as of December 31, 2012. For more information, see Note 14 to the Consolidated Financial Statements. The Company’s 2004 Stock Plan replaces the 1995 Stock Plan and the 2002 Non-Employee Director Stock Option Plan (the “2002 Plan”) and provides for grants of up to 2,500,000 shares over its 10-year term as determined by the plan administrator. The 2004 Plan was approved by shareholder vote on April 30, 2004. In 2012, 2011, and 2010, 288,492, 259,668, and 280,263 shares, respectively, were awarded under the 2004 Plan.

Note (ii):    Prior to December 31, 2004, RTI had one plan that had not been approved by its shareholders, the 2002 Plan. The 2002 plan was terminated and replaced by the 2004 Plan. See above Note (i).

Note (iii):    The 2004 Plan permits grants of stock options, stock appreciation rights, restricted stock, and other stock based awards that may include awards of restricted stock units. There are a total of 2,500,000 shares available for grant under the 2004 Plan, but only 1,250,000 shares may be issued in the form of restricted stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the captions “Corporate Governance” and “Executive Compensation” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Information required by this item is set forth under the caption “Proposal No. 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm for 2013” in the 2013 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	The financial statements contained in Item 8 hereof;

2.	The financial statement schedule following the signatures hereto; and

3.	The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.

2.2	Stock Purchase Agreement by and among Aeromet International PLC, Aeromet Advanced Forming Limited and RTI Europe Limited, dated as of October 17, 2011, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the event dated October 17, 2011.

2.3	Stock Purchase Agreement by and among RTI International Metals, Inc., REI Delaware Holding, Inc., and REI Delaware Holding, LLC, dated as of January 9, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the event dated January 9, 2012.

2.4	Amendment No. 1 to Stock Purchase Agreement, dated February 13, 2012, by and among RTI International Metals, Inc., REI Delaware Holding, LLC, and REI Delaware Holding, Inc., incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on form 10-K for the year ended December 31, 2011.

3.1	Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

3.2	Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935.

4.1	Form of Senior Debt Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.8 to the Company’s Form S-3ASR No. 333-171034, filed December 8, 2010.

4.2	Form of Subordinated Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.9 to the Company’s Form S-3ASR No. 333-171034, filed December 8, 2010.

4.3	Indenture, dated December 14, 2010 by and between RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

4.4	First Supplemental Indenture, dated December 14, 2010 by and between RTI International Metals, Inc., the Subsidiary Guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

Exhibit No.	Description

4.5	Form of 3.000% Convertible Senior Notes due 2015, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

4.6	Second Amended and Restated Credit Agreement dated May 23, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated May 23, 2012.

4.7	Second Supplemental Indenture, dated May 30, 2012 by and between RTI International Metals, Inc., REI Medical, Inc., Remmele Engineering, Inc. and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2012.

10.1*	RTI International Metals, Inc. Supplemental Pension Program effective August 1, 1987, as amended and restated October 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, and restated October 26, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.4*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.5*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005.

10.6*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.7*	Form of Performance Share Award (2011 grants and prior) under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated January 25, 2008.

10.8*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan, as amended on January 26, 2012, incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

10.9*	RTI International Metals, Inc., Employee Stock Purchase Plan, incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement on Form DEF14A, dated February 23, 2009.

10.10*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended April 26, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.11*	Pay philosophy and guiding principles covering executive compensation, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.12*	Form of indemnification agreement, filed herewith.

Exhibit No.	Description

10.13*	Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.14*	Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.15*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.16*	Employment Agreement, dated May 17, 2010, between the Company and James L. McCarley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated May 20, 2010.

10.17*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Stephen R. Giangiordano, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.18*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William T. Hull, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.19*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William F. Strome, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.20*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Chad Whalen, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.21*	Employment Agreement, dated February 21, 2013, between the Company and Patricia A. O’Connell, filed herewith.

10.22	Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

10.23	Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

10.24	Amended and Restated Procurement Frame Contract between EADS Deutschland GmbH and the Company dated July 20, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated July 22, 2010.

21.1	Subsidiaries of the Company, filed herewith.

23.1	Consent of independent registered public accounting firm, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101**	The following financial statements from The Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”); (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan, contract, or arrangement
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ WILLIAM T. HULL
William T. Hull Senior Vice President and Chief Financial Officer (principal accounting officer)

Dated: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

DANIEL I. BOOKER, Director;

RONALD L. GALLATIN, Director;

CHARLES C. GEDEON, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

ROKUS L. VAN IPEREN, Director;

BRYAN T. MOSS, Director;

JAMES A. WILLIAMS, Director

By:	/s/ DAWNE S. HICKTON	February 22, 2013
Dawne S. Hickton
As Attorney-in-Fact

	/s/ DAWNE S. HICKTON	February 22, 2013
Dawne S. Hickton
Vice Chair, President, Chief Executive Officer and Director

	/s/ WILLIAM T. HULL	February 22, 2013
William T. Hull
Senior Vice President and Chief Financial Officer (principal accounting officer)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of year	(Charged) credited to costs and expenses	(Charged) credited to other accounts	Balance at end of year
Year ended December 31, 2012:
Allowance for doubtful accounts	$(872)	$110	$—	$(762)
Valuation allowance for deferred income taxes	(4,313)	(126)	—	(4,439)
Year ended December 31, 2011:
Allowance for doubtful accounts	$(478)	$(394)	$—	$(872)
Valuation allowance for deferred income taxes	(4,332)	19	—	(4,313)
Year ended December 31, 2010:
Allowance for doubtful accounts	$(646)	$168	$—	$(478)
Valuation allowance for deferred income taxes	(4,066)	(266)	—	(4,332)

S-1