Form 10-Q
period 2013-03-31
RTI INTERNATIONAL METALS INC
filed 2013-05-07
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

☐  Yes             ☑  No

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 26, 2013 was 31,332,304.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$187,470	$154,569
Cost and expenses:
Cost of sales	149,381	120,545
Selling, general, and administrative expenses	24,908	20,833
Research, technical, and product development expenses	1,001	1,065

Operating income	12,180	12,126
Other income (expense), net	559	(268)
Interest income	31	82
Interest expense	(4,796)	(4,278)

Income before income taxes	7,974	7,662
Provision for income taxes	2,470	2,608

Net income attributable to continuing operations	$5,504	$5,054

Net income attributable to discontinued operations, net of tax	151	571

Net income	$5,655	$5,625

Earnings per share attributable to continuing operations:
Basic	$0.18	$0.17

Diluted	$0.18	$0.17

Earnings per share attributable to discontinued operations:
Basic	$—	$0.02

Diluted	$—	$0.02

Weighted-average shares outstanding:
Basic	30,230,641	30,090,101

Diluted	30,504,177	30,200,542

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Net income	$5,655	$5,625
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(1,514) and $1,180	(2,812)	2,192
Realized loss on investments, net of tax of $0 and $4	—	8
Benefit plan amortization, net of tax of $4,175 and $725	6,824	1,203

Other comprehensive income, net of tax	4,012	3,403

Comprehensive income	$9,667	$9,028

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$58,015	$97,190
Receivables, less allowance for doubtful accounts of $712 and $722	114,075	106,578
Inventories, net	421,402	394,165
Deferred income taxes	28,962	28,899
Assets of discontinued operations	14,971	14,741
Other current assets	11,115	10,709

Total current assets	648,540	652,282
Property, plant, and equipment, net	371,299	375,949
Goodwill	135,341	135,870
Other intangible assets, net	55,228	56,495
Deferred income taxes	29,624	33,287
Other noncurrent assets	5,197	5,844

Total assets	$1,245,229	$1,259,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,587	$91,661
Accrued wages and other employee costs	21,826	34,096
Unearned revenues	24,991	26,164
Liabilities of discontinued operations	2,821	2,332
Other accrued liabilities	25,379	22,550

Total current liabilities	154,604	176,803
Long-term debt	200,663	198,337
Liability for post-retirement benefits	43,729	45,066
Liability for pension benefits	15,229	20,711
Deferred income taxes	51,400	51,452
Unearned revenues	9,922	9,991
Other noncurrent liabilities	12,129	11,798

Total liabilities	487,676	514,158

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,300,737 and 31,136,899 shares issued; 30,498,948 and 30,354,324 shares outstanding	313	311
Additional paid-in capital	487,512	484,798
Treasury stock, at cost; 801,789 and 782,575 shares	(18,798)	(18,399)
Accumulated other comprehensive loss	(40,710)	(44,722)
Retained earnings	329,236	323,581

Total shareholders’ equity	757,553	745,569

Total liabilities and shareholders’ equity	$1,245,229	$1,259,727

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$5,655	$5,625
Adjustment for non-cash items included in net income:
Depreciation and amortization	11,000	8,734
Goodwill impairments	484	—
Deferred income taxes	2,838	(1,915)
Stock-based compensation	1,708	1,378
Excess tax benefits from stock-based compensation activity	(236)	(61)
Amortization of discount on long-term debt	2,562	2,352
Amortization of debt issuance costs	325	368
Other	(41)	(68)
Changes in assets and liabilities:
Receivables	(9,994)	4,750
Inventories	(28,351)	(31,130)
Accounts payable	(6,583)	5,504
Income taxes payable	416	1,659
Unearned revenue	(1,042)	8,230
Other current assets and liabilities	(10,447)	(14,798)
Other assets and liabilities	983	(3,587)

Cash used in operating activities	(30,723)	(12,959)

INVESTING ACTIVITIES:
Capital expenditures	(9,160)	(17,128)
Acquisitions, net of cash acquired	—	(185,633)
Maturity/sale of investments	—	176,809
Purchase of investments	—	(38)

Cash used in investing activities	(9,160)	(25,990)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,239	120
Excess tax benefits from stock-based compensation activity	236	61
Repayments on long-term debt	(220)	(97)
Purchase of common stock held in treasury	(399)	(742)

Cash provided by (used in) financing activities	856	(658)

Effect of exchange rate changes on cash and cash equivalents	(148)	637

Decrease in cash and cash equivalents	(39,175)	(38,970)
Cash and cash equivalents at beginning of period	97,190	156,842

Cash and cash equivalents at end of period	$58,015	$117,872

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

The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2013. Certain prior year amounts have been reclassified to conform to current year presentation. Refer to Notes 2 and 3 for more information on current year presentation.

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

Effective January 1, 2013, the Company conducts business in two segments: the Titanium Segment and the Engineered Products and Services Segment. The new structure better reflects the Company’s transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns its resources to support the Company’s long-term growth strategy.

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; Hermitage, Pennsylvania; Martinsville, Virginia; Garden Grove, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steel-making customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Engineered Products and Services Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Engineered Products and Services Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The Engineered Products and Services Segment utilizes the Titanium Segment as its primary source of titanium mill products.

Note 3—DISCONTINUED OPERATIONS:

The Company evaluates each of its subsidiaries on an ongoing basis to ensure that its resources are being utilized to optimize and advance the strategic vision of the Company as a whole. In an effort to continue to align the resources of the Company with its long-term growth strategy, as of March 31, 2013, the Company planned to sell or otherwise dispose of two of its non-core distribution service centers whose results were reported in the former Distribution Group prior to January 1, 2013. An evaluation of the Company’s non-core businesses resulted in a goodwill impairment of $484. One of the non-core businesses qualified for held-for-sale accounting at March 31, 2013. The operations of the subsidiary held for sale have been presented as results from discontinued operations on the Company’s Condensed Consolidated Statements of Operations and the related assets and liabilities of discontinued operations have been presented separately on the Company’s Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations. The Company’s financial statements and the notes thereto have been conformed to exclude amounts attributable to the discontinued operation. Management is continuing to evaluate alternatives for the other subsidiary and as a result it does not qualify for held-for-sale accounting as of March 31, 2013. Its results are reported in the Titanium Segment.

The Company’s results from discontinued operations are summarized below:

	Three Months Ended March 31,
	2013	2012
Net sales	$6,657	$8,281
Income before income taxes	244	892
Provision for income taxes	93	321
Net income from discontinued operations	151	571

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Assets and liabilities of discontinued operations were comprised of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
ASSETS
Accounts receivable, net	$2,805	$2,189
Inventories, net	10,932	11,124
Property, plant and equipment, net	44	47
Goodwill	1,190	1,381

Total assets of discontinued operations	$14,971	$14,741

LIABILITIES
Accounts payable	$2,621	$1,995
Accrued wages and other employment costs	184	337
Other liabilities	16	—

Total liabilities of discontinued operations	$2,821	$2,332

Note 4—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss at March 31, 2013 and December 31, 2012 were as follows:

	Foreign Currency Translation	Actuarial Losses on Benefit Plans	Total
Balance at December 31, 2012	$12,990	$(57,712)	$(44,722)
Other comprehensive income (loss) before reclassifications, net of tax	(2,812)	3,943	1,131
Amounts reclassified from other comprehensive loss, net of tax	—	2,881	2,881

Accumulated other comprehensive loss at March 31, 2013	$10,178	$(50,888)	$(40,710)

Benefit plan losses of $2,881, net of tax, were reclassified from accumulated other comprehensive income to net periodic pension expense during the first quarter of 2013.

Impact of benefit plan items	Amounts Reclassified from Accumulated Other Comprehensive Loss
Actuarial losses	$2,429
Special termination benefits	2,214
Tax expense	(1,762)

Total reclassifications	$2,881

These amounts have been used in the calculation of net periodic benefit cost for the three months ended March 31, 2013. Refer to Note 12 for further information about the Company’s benefit plans.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 5—STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2013, and the activity during the three months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2012	590,850
Granted	96,331
Forfeited	(6,721)
Expired	(4,267)
Exercised	(72,274)

Outstanding at March 31, 2013	603,919

Exercisable at March 31, 2013	424,899

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2013
Risk-free interest rate	0.87%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	65.00%

The weighted-average grant date fair value of stock option awards granted during the three months ended March 31, 2013 was $15.81.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2013, and the activity during the three months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2012	182,179
Granted	88,282
Vested	(49,069)
Forefeited	(5,098)

Nonvested at March 31, 2013	216,294

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2013 was $29.13.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share awards as of March 31, 2013, and the activity during the three months then ended, is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2012	107,057	214,114
Granted	72,164	144,328
Forfeited	(5,967)	(11,934)

Outstanding at March 31, 2013.	173,254	346,508

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the three months ended March 31, 2013 was $41.02.

Note 6—INCOME TAXES:

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

For the three months ended March 31, 2013, the estimated annual effective tax rate applied to ordinary income from continuing operations was 28.0%, compared to a rate of 34.1% for the three months ended March 31, 2012. The Company’s effective income tax rate decreased 6.1 percentage points from 2012 principally due to a change in the mix of foreign and domestic income between the periods and the benefit of the Manufacturing Deduction not present in 2012.

Inclusive of discrete items, the company recorded a provision for income taxes of $2,470, or 31.0% of pretax income from continuing operations, and $2,608, or 34.0% of pretax income from continuing operations, for federal, state, and foreign income taxes for the three months ended March 31, 2013 and 2012, respectively. Discrete items for the three months ended March 31, 2013 totaled $238 and were primarily due to adjustments to prior years’ taxes. Discrete items for the three months ended March 31, 2012 were not material.

Note 7—EARNINGS PER SHARE:

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

At March 31, 2013, the Company had $230 million aggregate principal amount of 3.0% Convertible Senior Notes due 2015 (the “2015 Notes”) outstanding. For both the three months ended March 31, 2013 and 2012, 6.4 million potential shares of Common Stock related to the 2015 Notes have been excluded from the calculation of diluted earnings per share because their effects were antidilutive, as calculated under the “If Converted” method.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

For each of the three months ended March 31, 2013 and 2012, options to purchase 310,317 and 412,230 shares of Common Stock at an average price of $44.06 and $38.84, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income from continuing operations before allocation of earnings to participating securities	$5,504	$5,054
Less: Earnings allocated to participating securities	(38)	(29)

Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	$5,466	$5,025

Net income from discontinued operations before allocation of earnings to participating securities	$151	$571
Less: Earnings allocated to participating securities	(1)	(3)

Net income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$150	$568

Denominator:
Basic weighted-average shares outstanding	30,230,641	30,090,101
Effect of dilutive securities	273,536	110,441

Diluted weighted-average shares outstanding	30,504,177	30,200,542

Earnings per share attributable to continuing operations:
Basic	$0.18	$0.17
Diluted	$0.18	$0.17
Earnings per share attributable to discontinued operations:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Note 8—FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates fair value.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$58,015	$58,015	$97,190	$97,190
Current portion of long-term debt	$973	$973	$957	$957
Long-term debt	$200,663	$270,856	$198,337	$249,113

The fair value of long-term debt was estimated based on the quoted market prices for the debt (Level 2).

Note 9—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 53% and 51% of the Company’s inventories at March 31, 2013 and December 31, 2012, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). As of March 31, 2013 and December 31, 2012, the current cost of inventories exceeded their carrying value by $62,621 and $58,598, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials and supplies	$156,987	$162,944
Work-in-process and finished goods	327,036	289,819
LIFO reserve	(62,621)	(58,598)

Total inventories	$421,402	$394,165

Note 10—GOODWILL AND OTHER INTANGIBLE ASSETS:

The carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

Uncertainties or other factors that could result in a potential impairment include continued long-term production delays or a significant decrease in expected demand related to the Boeing 787 Dreamliner® program, as well as any cancellation of one of the other major aerospace or defense programs in which the Company currently participates, including the Joint Strike Fighter program, the Airbus family of aircraft, including the A380 and A350XWB programs, and the Boeing 747-8 program. In addition, the Company’s ability to ramp up its production in a cost efficient manner may also impact the results of a future impairment test.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Goodwill.    The carrying amount of goodwill attributable to each segment at December 31, 2012 and March 31, 2013 was as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2012	$10,020	$125,850	$135,870
Impairment (Note 3)	(293)	—	(293)
Translation adjustment	53	(289)	(236)
Purchase price allocation adjustment	—	—	—

March 31, 2013	$9,780	$125,561	$135,341

Intangibles.    Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets are reduced, a write-down or acceleration of the amortization period may be required. Trade names are not amortized, as the Company believes that these assets have an indefinite life as the Company currently intends to continue use of the Remmele name indefinitely. Other intangible assets are being amortized over the following periods:

Intangible Asset	Amortization Period
Customer relationships	15-20 years
Developed technology	12-20 years
Backlog	2 years

There were no intangible assets attributable to the Titanium Segment at December 31, 2012 and March 31, 2013. The carrying amounts of intangible assets attributable to the Company’s Engineered Products and Services Segment at December 31, 2012 and March 31, 2013 were as follows:

Intangible Assets
December 31, 2012	$56,495
Amortization	(787)
Translation adjustment	(480)

March 31, 2013	$55,228

Note 11—LONG-TERM DEBT:

Long-term debt consisted of:

	March 31, 2013	December 31, 2012
$230 million aggregate principal amount 3.0% convertible notes due December 2015	$199,206	$196,644
Capital leases	2,430	2,650

Total debt	201,636	199,294
Less: Current portion of capital leases	(973)	(957)

Total long-term debt	$200,663	$198,337

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

During the three months ended March 31, 2013 and 2012, the Company recorded, as a component of interest expense, long-term debt discount amortization of $2,562 and $2,352, respectively. Interest expense from the amortization of debt issuance costs were $325 and $368 for the three months ended March 31, 2013 and 2012, respectively. No interest was capitalized for the three months ended March 31, 2013. The Company capitalized interest totaling $351 for the three months ended March 31, 2012.

Note 12—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2013 and 2012 for those salaried and hourly covered employees were as follows:

	Pension Benefits		Other Post- Retirement Benefits
	2013	2012	2013	2012
Service cost	$691	$612	$216	$168
Interest cost	1,666	1,773	477	525
Expected return on plan assets	(2,584)	(2,426)	—	—
Amortization of prior service cost	248	245	303	304
Amortization of actuarial loss	1,790	1,340	88	39
Special termination benefits	2,052	—	162	—

Net periodic benefit cost	$3,863	$1,544	$1,246	$1,036

The Company recorded an expense of $2,214 in net periodic benefit cost during the three months ended March 31, 2013 as a result of a voluntary early retirement program initiated during the quarter.

The Company made no contributions to its qualified defined benefit plans during the three months ended March 31, 2013. The Company expects to make contributions of up to $7.5 million during the remainder of 2013 in order to maintain its desired funding status.

Note 13—COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the Company’s opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on its Condensed Consolidated Financial Statements. Given the critical nature of many of the aerospace end uses for the Company’s products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $500 million, which includes grounding liability.

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $662 to $2,134 in the aggregate. At both March 31, 2013 and December 31, 2012, the amount accrued for future environmental-related costs was $1,277. Of the total amount accrued at March 31, 2013, $85 was expected to be paid within the next twelve months, and was included as a component of other accrued liabilities on the Company’s condensed consolidated balance sheet. The remaining $1,192 was recorded as a component of other noncurrent liabilities. During the three months ended March 31, 2013, the Company made no payments related to its environmental liabilities.

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

Note 14—SEGMENT REPORTING:

The Company has two reportable segments: the Titanium Segment and the Engineered Products and Services Segment. The Engineered Products and Services Segment utilizes the Titanium Segment as its primary source of titanium mill products. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes.

A summary of financial information by reportable segment is as follows:

	Three Months Ended March 31,
	2013	2012
Net sales:
Titanium Segment	$98,860	$89,271
Intersegment sales	16,270	22,073

Total Titanium Segment sales	115,130	111,344
Engineered Products and Services Segment	88,610	65,298
Intersegment sales	15,843	20,595

Total Engineered Products and Services Segment sales	104,453	85,893
Eliminations	32,113	42,668

Total consolidated net sales	$187,470	$154,569

Operating income:
Titanium Segment before corporate allocations	$15,887	$17,555
Corporate allocations	(4,900)	(5,725)

Total Titanium Segment operating income	10,987	11,830
Engineered Products and Services Segment before corporate allocations	6,875	3,524
Corporate allocations	(5,682)	(3,228)

Total Engineered Products and Services Segment operating income	1,193	296

Total consolidated operating income	$12,180	$12,126

	March 31, 2013	December 31, 2012
Total assets:
Titanium Segment	$588,275	$576,786
Engineered Products and Services Segment	595,803	584,563
General corporate assets	46,180	83,637
Assets of discontinued operations	14,971	14,741

Total consolidated assets	$1,245,229	$1,259,727

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 15—NEW ACCOUNTING STANDARDS:

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income—Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU added disclosure requirements for amounts reclassified out of accumulated other comprehensive income for interim and annual reporting periods. The amendments in this ASU are effective prospectively for all reporting periods beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption of this guidance during the three months ended March 31, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarified the types of instruments to which ASU 2011-11 applied. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the three months ended March 31, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other—Testing Indefinite—Lived Intangible Assets for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for indefinite-lived intangible asset impairment. Depending on the outcome of this analysis, the quantitative process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet—Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the three months ended March 31, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

Note 16—GUARANTOR SUBSIDIARIES:

The 2015 Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several of RTI International Metals, Inc.’s (the “Parent’s”) 100% owned subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary would be automatically released from its

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

guarantee of the 2015 Notes if either (i) it ceased to be a guarantor under the Parent’s Credit Agreement or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the 2015 Notes.

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

The following tables present Condensed Consolidating Financial Statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$136,173	$101,732	$(50,435)	$187,470
Costs and expenses:
Cost of sales	—	113,462	86,354	(50,435)	149,381
Selling, general, and administrative expenses (1)	1,213	11,708	11,987	—	24,908
Research, technical, and product development expenses	—	1,001	—	—	1,001

Operating income	(1,213)	10,002	3,391	—	12,180
Other income (expense), net	4,277	(2,384)	(1,334)	—	559
Interest income (expense), net	(4,417)	29	(377)	—	(4,765)
Equity in earnings of subsidiaries	5,862	(373)	106	(5,595)	—

Income before income taxes	4,509	7,274	1,786	(5,595)	7,974
Provision for (benefit from) income taxes	(995)	2,775	690	—	2,470

Net income attributable to continuing operations	$5,504	$4,499	$1,096	$(5,595)	$5,504

Net income attributable to discontinued operations,net of tax	$151	$—	$151	$(151)	$151

Net income	$5,655	$4,499	$1,247	$(5,746)	$5,655

Comprehensive income	$9,667	$10,673	$(1,565)	$(9,108)	$9,667

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$99,717	$112,963	$(58,111)	$154,569
Costs and expenses:
Cost of sales	—	81,749	96,907	(58,111)	120,545
Selling, general, and administrative expenses (1)	(102)	6,689	14,246	—	20,833
Research, technical, and product development expenses	95	816	154	—	1,065

Operating income	7	10,463	1,656	—	12,126
Other income (expense)	(13)	280	(535)	—	(268)
Interest income (expense), net	(4,014)	174	(356)	—	(4,196)
Equity in earnings of subsidiaries (2)	8,018	1,444	1,203	(10,665)	—

Income before income taxes	3,998	12,361	1,968	(10,665)	7,662
Provision for (benefit from) income taxes	(1,056)	3,042	622	—	2,608

Net income attributable to continuing operations	$5,054	$9,319	$1,346	$(10,665)	$5,054

Net income attributable to discontinued operations, net of tax	$571	$—	$571	$(571)	$571

Net income	$5,625	$9,319	$1,917	$(11,236)	$5,625

Comprehensive income	$9,028	$10,378	$4,109	$(14,487)	$9,028

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

(2)	Amounts in equity in earnings of subsidiaries have been revised to conform to current year presentation, which reflects the Company’s legal structure. Previously, the Company did not present equity in earnings of subsidiaries in the guarantor or non-guarantor subsidiaries columns. These amounts have been revised for 2012 to present $1,444 and $1,203, respectively, as equity in earnings of subsidiaries. This change had no impact on covenants or other obligations under the Notes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of March 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$50,601	$7,414	$—	$58,015
Receivables, net	1,049	76,104	63,454	(26,532)	114,075
Inventories, net	—	239,272	182,130	—	421,402
Deferred income taxes	26,478	2,437	47	—	28,962
Assets of discontinued operations	—	—	14,971	—	14,971
Other current assets	5,355	2,483	3,277	—	11,115

Total current assets	32,882	370,897	271,293	(26,532)	648,540
Property, plant, and equipment, net	1,464	303,604	66,231	—	371,299
Goodwill	—	98,925	36,416	—	135,341
Other intangible assets, net	—	34,511	20,717	—	55,228
Deferred income taxes	—	28,939	34,030	(33,345)	29,624
Other noncurrent assets	3,792	201	1,204	—	5,197
Intercompany investments	1,001,827	26,441	5,130	(1,033,398)	—

Total assets	$1,039,965	$863,518	$435,021	$(1,093,275)	$1,245,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,355	$57,013	$47,751	$(26,532)	$79,587
Accrued wages and other employee costs	3,487	12,091	6,248	—	21,826
Unearned revenue	—	1,237	23,754	—	24,991
Liabilities of discontinued operations	—	—	2,821	—	2,821
Other accrued liabilities	8,879	7,156	9,344	—	25,379

Total current liabilities	13,721	77,497	89,918	(26,532)	154,604
Long-term debt	199,206	1,457	—	—	200,663
Intercompany debt	—	109,444	119,403	(228,847)	—
Liability for post-retirement benefits	—	43,729	—	—	43,729
Liability for pension benefits	6,678	8,392	159	—	15,229
Deferred income taxes	54,665	26,657	3,423	(33,345)	51,400
Unearned revenue	—	—	9,922	—	9,922
Other noncurrent liabilities	8,142	3,785	202	—	12,129

Total liabilities	282,412	270,961	223,027	(288,724)	487,676

Shareholders’ equity	757,553	592,557	211,994	(804,551)	757,553

Total liabilities and shareholders’ equity	$1,039,965	$863,518	$435,021	$(1,093,275)	$1,245,229

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,283	$9,907	$—	$97,190
Receivables, net	126	72,773	60,859	(27,180)	106,578
Inventories, net	—	221,174	172,991	—	394,165
Deferred income taxes	26,478	2,351	70	—	28,899
Assets of discontinued operations	—	—	14,782	(41)	14,741
Other current assets	7,030	2,072	3,227	(1,620)	10,709

Total current assets	33,634	385,653	261,836	(28,841)	652,282
Property, plant, and equipment, net	1,327	308,467	66,155	—	375,949
Goodwill	—	98,925	36,945	—	135,870
Other intangible assets, net	—	35,152	21,343	—	56,495
Deferred income taxes	—	32,757	33,433	(32,903)	33,287
Other noncurrent assets	4,117	892	835	—	5,844
Intercompany investments	983,281	26,814	3,736	(1,013,831)	—

Total assets	$1,022,359	$888,660	$424,283	$(1,075,575)	$1,259,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$70,086	$47,619	$(27,221)	$91,661
Accrued wages and other employee costs	6,519	16,368	11,209	—	34,096
Unearned revenue	—	689	25,475	—	26,164
Liabilities of discontinued operations	—	—	3,952	(1,620)	2,332
Other accrued liabilities	3,669	9,197	9,684	—	22,550

Total current liabilities	11,365	96,340	97,939	(28,841)	176,803
Long-term debt	196,644	1,693	—	—	198,337
Intercompany debt	—	118,229	102,464	(220,693)	—
Liability for post-retirement benefits	—	45,066	—	—	45,066
Liability for pension benefits	6,419	14,133	159	—	20,711
Deferred income taxes	54,222	26,658	3,475	(32,903)	51,452
Unearned revenue	—	—	9,991	—	9,991
Other noncurrent liabilities	8,140	3,434	224	—	11,798

Total liabilities	276,790	305,553	214,252	(282,437)	514,158

Shareholders’ equity	745,569	583,107	210,031	(793,138)	745,569

Total liabilities and shareholders’ equity	$1,022,359	$888,660	$424,283	$(1,075,575)	$1,259,727

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$6,727	$(21,290)	$(16,160)	$—	$(30,723)

Investing activities:
Investments in subsidiares, net	(2,300)	—	—	2,300	—
Capital expenditures	(220)	(6,420)	(2,520)	—	(9,160)

Cash provided by (used in) investing activities	(2,520)	(6,420)	(2,520)	2,300	(9,160)
Financing activities:
Proceeds from exercise of employee stock options	1,239	—	—	—	1,239
Excess tax benefits from stock-based compensation activity	236	—	—	—	236
Parent company investments, net	—	34	2,266	(2,300)	—
Repayments on long-term debt	—	(220)	—	—	(220)
Intercompany debt, net	(5,283)	(8,786)	14,069	—	—
Purchase of common stock held in treasury	(399)	—	—	—	(399)

Cash provided by (used in) financing activities	(4,207)	(8,972)	16,335	(2,300)	856
Effect of exchange rate changes on cash and cash equivalents	—	—	(148)	—	(148)

Decrease in cash and cash equivalents	—	(36,682)	(2,493)	—	(39,175)
Cash and cash equivalents at beginning of period	—	87,283	9,907	—	97,190

Cash and cash equivalents at end of period	$—	$50,601	$7,414	$—	$58,015

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$3,207	$(11,738)	$(4,428)	$—	$(12,959)

Investing activities:
Acquisitions, net of cash acquired	(185,633)	—	—	—	(185,633)
Investments in subsidiares, net	188,845	—	—	(188,845)	—
Capital expenditures	—	(15,652)	(1,476)	—	(17,128)
Investments, net	—	176,771	—	—	176,771

Cash provided by (used in) investing activities	3,212	161,119	(1,476)	(188,845)	(25,990)

Financing activities:
Proceeds from exercise of employee stock options	120	—	—	—	120
Excess tax benefits from stock-based compensation activity	61	—	—	—	61
Parent company investments/dividends, net	—	(194,545)	5,700	188,845	—
Repayments on long-term debt	—	—	(97)	—	(97)
Intercompany debt, net	(5,858)	(830)	6,688	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(6,419)	(195,375)	12,291	188,845	(658)
Effect of exchange rate changes on cash and cash equivalents	—	—	637	—	637

Increase (decrease) in cash and cash equivalents	—	(45,994)	7,024	—	(38,970)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$98,277	$19,595	$—	$117,872

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 17—SUBSEQUENT EVENTS:

In April 2013, the Company issued $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”). The 2019 Notes are fully and unconditionally guaranteed by the 100%-owned Guarantor Subsidiaries, which are the same subsidiaries that guarantee the 2015 Notes and the Company’s obligations under its existing credit facility.

Commensurate with the receipt of the proceeds from the 2019 Notes, the Company purchased, through individually negotiated private transactions, approximately $115.6 million aggregate principal amount of the Company’s 2015 Notes for $133.4 million, including $1.3 million of accrued interest. As a result of these repurchases, approximately $114.4 million aggregate principal related to the 2015 Notes remains outstanding. The Company expects to record a pre-tax loss on debt extinguishment of approximately $14 million during the three months ended June 30, 2013.

Additionally, in April 2013, the Company completed the sale of its RTI Pierce Spafford subsidiary for approximately $13 million. Refer to Note 3 for additional information on this divestiture.

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

•	the impact of the current titanium inventory overhang throughout our supply chain,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	the impact of Boeing 787 Dreamliner® lithium-ion battery investigation, including any potential production delays,

•	competition in the titanium industry,

•	our ability to attract and retain key personnel,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	legislative challenges to the Specialty Metals Clause, which requires that titanium for U.S. defense programs be produced in the U.S.,

•	labor matters,

•	risks related to international operations,

•	our ability to execute on new business awards,

•	potential costs for violations of applicable environmental, health, and safety laws,

•	our order backlog and the conversion of that backlog into revenue,

•	fluctuations in our income tax obligations and effective income tax rate, and

•	demand for our products.

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, as well as in other filings filed with or furnished to the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”). Any forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we caution you not to unduly rely on them. Except as may be required by applicable law, we undertake no duty to update our forward-looking information.

Overview

Overview

We are a leading producer and global supplier of advanced titanium mill products and supplier of fabricated titanium and specialty metal components for the international aerospace, defense, medical device, energy, and other consumer and industrial markets.

As of January 1, 2013, we conduct our operations in two segments. Historic results have been conformed to reflect the two-segment format. The new structure better reflects our transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns our resources to support our long-term growth strategy.

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; Hermitage, Pennsylvania; Martinsville, Virginia; Garden Grove, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steel-making customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Engineered Products and Services Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Engineered Products and Services Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The Engineered Products and Services Segment utilizes the Titanium Segment as their primary source of titanium mill products. For the three months ended March 31, 2013 and 2012, approximately 14% and 20%, respectively, of the Titanium Segment’s sales were to the Engineered Products and Services Segment.

Trends and Uncertainties

The defense sector continues to face uncertainties due to overall budget pressures and the impact of sequestration of Department of Defense appropriations. Additionally, Boeing is progressing with its schedule for production of the 787 platform, a major consumer of titanium. Production delays or a failure to meet this ramp, either on our part or in another part of the supply chain, could place pressure on the market for titanium products.

Notwithstanding these pressures, we believe that overall end-market titanium demand will continue to accelerate over the next several years, driven largely by commercial aircraft production by Airbus and Boeing and strong jet engine market activity. In addition, our recent acquisitions are furthering our move toward becoming an integrated supplier of advanced titanium products. We continue to win incremental, value-add packages in both the commercial aerospace and defense markets, and have diversified into the medical device and energy production markets, supporting our strategy to move further up the value chain.

Results of Operations

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percentages)	2013	2012
Titanium Segment	$98.9	$89.3	$9.6	10.8%
Engineered Products and Services Segment	88.6	65.3	23.3	35.7%

Total consolidated net sales	$187.5	$154.6	$32.9	21.3%

The increase in the Titanium Segment’s net sales was primarily the result of a 26.3% increase in shipments of prime mill products to 2.4 million pounds from 1.9 million pounds for the three months ended March 31, 2013 and March 31, 2012, respectively. The Titanium Segment’s sales also included a $0.05 per pound increase in average realized selling prices. These increases were driven by higher aircraft build rates by both Boeing and Airbus.

The increase in the Engineered Products and Services Segment’s net sales was primarily attributable to the acquisition of Remmele in February 2012, which provided incremental net sales of $15.6 million during the three months ended March 31, 2013. Additionally, strong demand from our energy market customers and higher Boeing 787 Dreamliner® Pi Box shipments increased net sales by $5.1 and $2.6 million, respectively, for the three months ended March 31, 2013.

Gross Profit.    Gross profit for our reportable segments for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013		2012
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$21.5	21.7%	$23.1	25.9%	$(1.6)	(6.9)%
Engineered Products and Services Segment	16.6	18.7%	10.9	16.7%	5.7	52.3%

Total consolidated gross profit	$38.1	20.3%	$34.0	22.0%	$4.1	12.1%

The decrease in the Titanium Segment’s gross profit was primarily attributable to a $1.6 million expense associated with our recent voluntary early retirement option and an unfavorable product mix. Our costs per pound for the three months ended March 31, 2013 were flat as compared to the three months ended March 31, 2012.

The increase in the Engineered Products and Services Segment’s gross profit was primarily attributable to the February 2012 acquisition of Remmele, which benefitted gross profit $4.2 million, and higher Boeing 787 Dreamliner® Pi Box shipments, which contributed an additional $1.6 million in gross profit during the three months ended March 31, 2013.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$9.5	9.6%	$10.4	11.6%	$(0.9)	(8.7)%
Engineered Products and Services Segment	15.4	17.4%	10.4	15.9%	5.0	48.1%

Total consolidated SG&A	$24.9	13.3%	$20.8	13.5%	$4.1	19.7%

The $4.1 million increase in SG&A expenses was primarily driven by the acquisition of Remmele in February 2012, which added $2.2 million for the three months ended March 31, 2013, and the impact of our recent voluntary early retirement option and other related charges, which increased SG&A $1.4 million, as well as increased salary, benefit and incentive-related expenses for the three months ended March 31, 2013.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses were $1.0 million and $1.1 million for the three month periods ended March 31, 2013 and 2012, respectively. This spending reflects our continued focus on productivity and quality enhancements to our current manufacturing processes, as well as new product development.

Operating Income.    Operating income for our reportable segments for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013		2012
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$11.0	11.1%	$11.8	13.2%	$(0.8)	(6.8)%
Engineered Products and Services Segment	1.2	1.4%	0.3	0.5%	0.9	300.0%

Total consolidated operating income	$12.2	6.5%	$12.1	7.8%	$0.1	0.8%

The decrease in the Titanium Segment’s operating income was primarily attributable to the $2.2 million charge associated with our voluntary early retirement option, partially offset by higher average realized selling prices, and favorably impacted by decreased SG&A costs during the quarter.

The increase in the Engineered Products and Services Segment’s operating income was principally attributable to higher gross profit driven primarily by our acquisition of Remmele and higher shipments to our energy market and commercial aerospace customers, partially offset by higher SG&A expenses during the three months ended March 31, 2013.

Other Income (Expense), Net.    Other income (expense), net, was $0.6 million and $(0.3) million for the three months ended March 31, 2013 and 2012, respectively. Other income consisted of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense.    Interest income was not material for each of the three months ended March 31, 2013 and 2012. Interest expense for the three months ended March 31, 2013 and 2012 was $4.8 million and $4.3 million, respectively. The increase in interest expense was primarily related to the increase in principal accretion of the 3.000% Convertible Senior Notes due 2015 (the “2015 Notes”), which is accounted for using the interest method.

Provision for Income Taxes.    We recognized a provision for income taxes of $2.5 million, or 31.0% of pretax income, and $2.6 million, or 34.0% of pretax income, for federal, state, and foreign income taxes on continuing operations for the three months ended March 31, 2013 and 2012, respectively. Discrete items for the three months ended March 31, 2013 totaled $238 and were primarily due to adjustments to prior years’ taxes. Discrete items for the three months ended March 31, 2012 were not material.

The decrease from 34.0% to 31.0% was primarily comprised of an additional 2.5 percentage point benefit due to a change in the mix of foreign and domestic income between the periods and a 3.2 percentage point benefit associated with the Manufacturing Deduction not present in 2012, which were offset by a 3.4 percentage point increase attributable to adjustments to prior year taxes’ and other items.

Refer to Note 6 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

In April 2013, we issued $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”). Interest on the 2019 Notes is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2013, at a rate of 1.625% per annum. The 2019 Notes are the Company’s senior unsecured obligations.

Commensurate with the receipt of the proceeds from the 2019 Notes, we repurchased, through individually negotiated private transactions, approximately $115.6 million aggregate principal amount of our 3.000% Senior Convertible Notes (the “2005 Notes”) for $133.4 million, including $1.3 million of accrued interest. As a result of these repurchases, approximately $114.4 million aggregate principal related to the 2015 Notes remains outstanding. We expect to record a pre-tax charge of approximately $14 million during the three months ended June 30, 2013 related to the repurchase of the 2015 Notes.

Additionally, we maintain a $150 million revolving credit facility under our Second Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement at March 31, 2013 or under the First Amended and Restated Credit Agreement, which was in place at March 31, 2012.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $58.0 million, the proceeds from the 2019 Notes, and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating needs and capital expansion plans.

The financial covenants contained in our Credit Agreement are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.9 to 1 at March 31, 2013. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 14.6 to 1 at March 31, 2013. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At March 31, 2013, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements.    There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash used in operating activities.    Cash used in operating activities for the three months ended March 31, 2013 and 2012 was $30.7 million and $13.0 million, respectively. This increase was primarily due to increased working capital, resulting from increased accounts receivable and inventories to support the ongoing commercial aerospace ramp, along with a decrease in accounts payable.

Cash used in investing activities.    Cash used in investing activities for the three months ended March 31, 2013 and 2012 was $9.2 million and $26.0 million, respectively. For the three months ended March 31, 2013, investing activities consisted entirely of capital expenditures of $9.2 million. For the three months ended March 31, 2012, investing activities consisted primarily of the purchase of Remmele, which included net cash consideration of $185.6 million, net available-for-sale investments activity which provided $176.8 million as we sold available-for-sale investments to fund the purchase of Remmele, and capital expenditures of $17.1 million.

Cash provided by (used in) financing activities.    During both periods presented, financing activities consisted of normal stock-based compensation activity and scheduled payments on capital leases.

Backlog

The Company’s order backlog for all markets was approximately $569 million as of March 31, 2013, compared to $554 million at December 31, 2012. Of the backlog at March 31, 2013, approximately $506 million is expected to be realized over the remainder of 2013. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs range from $0.7 million to $2.1 million in the aggregate. At both March 31, 2013 and December 31, 2012, the amount accrued for future environmental-related costs was $1.3 million. Of the amount accrued at March 31, 2013, $1.2 million is recorded in other noncurrent liabilities. During the three months ended March 31, 2013, there were no payments related to our environmental liabilities.

New Accounting Standards

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. We do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. We do not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income—Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU added disclosure requirements for amounts reclassified out of accumulated other comprehensive income for interim and annual reporting periods. The amendments in this ASU are effective prospectively for all reporting periods beginning after December 15, 2012. The adoption of this guidance during the three months ended March 31, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarified the types of instruments to which ASU 2011-11 applied. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the three months ended March 31, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other—Testing Indefinite—Lived Intangible Assets for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for indefinite-lived intangible asset impairment. Depending on the outcome of this analysis, the quantitative process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet—Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the three months ended March 31, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 22, 2013.

Item 4.	Controls and Procedures.

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 22, 2013, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” of this Report which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our Common Stock during the three months ended March 31, 2013.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
January 1—31, 2013	14,116	$28.28	—	$2,973
February 1—28, 2013	—	—	—	2,973
March 1—31, 2013	—	—	—	2,973

Total	14,116	$24.78	—

(1)	Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the Company’s 2004 Stock Plan.

(2)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were 14,116 shares of Common Stock surrendered to satisfy tax liabilities for the three months ended March 31, 2013. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended March 31, 2013. At March 31, 2013, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2013	RTI INTERNATIONAL METALS, INC.

	By	/S/ WILLIAM T. HULL
William T. Hull
Senior Vice President and Chief Financial Officer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	RTI International Metals, Inc. Board of Directors Compensation Program, as amended April 25, 2013, filed herewith.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document