Form 10-K/A
period 2012-12-31
RTI INTERNATIONAL METALS INC
filed 2013-09-24
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On September 17, 2013, the Audit Committee of the Board of Directors of RTI International Metals, Inc. (the “Company,” sometimes referred to as “we”, “us” or “our”), upon the identification by and recommendation of management and the concurrence of PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded that the previously issued Consolidated Financial Statements for the year ended December 31, 2012 contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Reports on Form 10-Q for each of the three months ended March 31, 2012, June 30, 2012, September 30, 2012 and March 31, 2013, should no longer be relied upon because of errors in those financial statements, and that we would restate these financial statements to make the necessary accounting corrections.

This Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) amends and restates our Annual Report on Form 10-K of the Company for the year ended December 31, 2012 (the “Original Form 10-K”) as originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2013 (the “Original Filing Date”). This Amendment amends and restates the Company’s Consolidated Financial Statements and related disclosures in Item 8 for the year ended December 31, 2012 (including restated financial information as of and for the interim periods contained therein), and revises, where necessary, financial and related information for annual periods prior to 2012, as well as certain disclosures within the Business section of Item 1, Risk Factors in Item 1A, Selected Financial Data in Item 6, Management’s Discussion and Analysis in Item 7, Financial Statements and Supplementary Data in Item 8, Controls and Procedures in Item 9A, and Exhibits and Financial Statement Schedules in Item 15.

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 19, 2013, the Company historically recognized revenues for certain of its long-term contracts upon the delivery of products or the performance of services. In July 2013, the Company undertook a review of these contracts, and determined that for certain of these contracts this treatment was incorrect. This amended filing presents the Condensed Consolidated Financial Statements as if these contracts were accounted for using the percentage-of-completion accounting model under Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, as well as other related adjustments. ASC 605-35 requires that management continually update estimates of projected revenues and costs for each contract to determine the appropriate amount of revenue and costs to recognize in each period. For certain contracts, since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates are not available for historical periods and it is not practicable to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when the Company believed it would have been able to estimate its remaining revenues and costs at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered.

The correction of this error has no impact on total contract revenues or total contract profitability over the term of the contract, and has no impact on total contract cash flows; however, it will change the timing of revenue and profitability recognition during the course of the contract period. See Note 2 to the Company’s Audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A for additional information.

The following tables present the Company’s restated Unaudited Condensed Consolidated Financial Statements for the interim periods in 2012, the three months ended March 31, 2011, and the three months ended June 30, 2011, and revised Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2011, and the three and nine months ended September 30, 2011. Additionally, the following tables have been adjusted to present the results of the Company’s former RTI Pierce Spafford facility, which was divested in April 2013, as a discontinued operation.

i

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net Sales	$162,850	$(810)	$162,040	$(8,281)	$153,759
Cost and Expenses:
Cost of sales	127,145	897	128,042	(6,600)	121,442
Selling, general, and administrative expenses	21,622	—	21,622	(789)	20,833
Research, technical, and product development expenses	1,065	—	1,065		1,065

Operating income	13,018	(1,707)	11,311	(892)	10,419
Other income, net	(268)	—	(268)		(268)
Interest income	82	—	82		82
Interest expense	(4,278)	—	(4,278)		(4,278)

Income before income taxes	8,554	(1,707)	6,847	(892)	5,955
Provision for income taxes	2,929	(586)	2,343	(321)	2,022

Net income attributable to continuing operations	5,625	(1,121)	4,504	(571)	3,933

Net income attributable to discontinued operations, net of tax	—	—	—	571	571

Net income	$5,625	$(1,121)	$4,504	$—	$4,504

Earnings per share attributable to continuing operations:
Basic	$0.19	$(0.04)	$0.15	$(0.02)	$0.13

Diluted	$0.19	$(0.04)	$0.15	$(0.02)	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$0.02	$0.02

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$190,277	$1,971	$192,248	$(7,968)	$184,280
Cost and expenses:
Cost of sales	153,781	2,997	156,778	(6,471)	150,307
Selling, general and administrative expenses	23,458	—	23,458	(780)	22,678
Research, technical, and product development expenses	1,104	—	1,104	—	1,104

Operating income	11,934	(1,026)	10,908	(717)	10,191
Other income, net	570	—	570	—	570
Interest income	33	—	33	—	33
Interest expense	(4,209)	—	(4,209)	—	(4,209)

Income before income taxes	8,328	(1,026)	7,302	(717)	6,585
Provision for income taxes	3,165	(382)	2,783	(264)	2,519

Net income attributable to continuing operations	5,163	(644)	4,519	(453)	4,066
Net income attributable to discontinued operations, net of tax	—	—	—	453	453

Net income	$5,163	$(644)	$4,519	$—	$4,519

Earnings per share attributable to continuing operations:
Basic	$0.17	$(0.02)	$0.15	$(0.01)	$0.13

Diluted	$0.17	$(0.02)	$0.15	$(0.01)	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$0.01	$0.01

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$353,127	$1,161	$354,288	$(16,249)	$338,039
Cost and expenses:
Cost of sales	280,926	3,894	284,820	(13,071)	271,749
Selling, general and administrative expenses	45,080	—	45,080	(1,569)	43,511
Research, technical, and product development expenses	2,169	—	2,169	—	2,169

Operating income	24,952	(2,733)	22,219	(1,609)	20,610
Other income, net	302	—	302	—	302
Interest income	115	—	115	—	115
Interest expense	(8,487)	—	(8,487)	—	(8,487)

Income before income taxes	16,882	(2,733)	14,149	(1,609)	12,540
Provision for income taxes	6,094	(968)	5,126	(585)	4,541

Net income attributable to continuing operations	10,788	(1,765)	9,023	(1,024)	7,999
Net income attributable to discontinued operations, net of tax	—	—	—	1,024	1,024

Net income	$10,788	$(1,765)	$9,023	$—	$9,023

Earnings per share attributable to continuing operations:
Basic	$0.36	$(0.06)	$0.30	$(0.03)	$0.26

Diluted	$0.36	$(0.06)	$0.30	$(0.03)	$0.26

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.03	$0.03

Diluted	$—	$—	$—	$0.03	$0.03

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$189,075	$439	$189,514	$(7,228)	$182,286
Cost and expenses:
Cost of sales	151,128	3,689	154,817	(5,941)	148,876
Selling, general and administrative expenses	22,434	—	22,434	(709)	21,725
Research, technical, and product development expenses	1,012	—	1,012	—	1,012
Asset and asset-related charges	1,617	—	1,617	—	1,617

Operating income	12,884	(3,250)	9,634	(578)	9,056
Other income, net	32	—	32	(16)	16
Interest income	18	—	18	—	18
Interest expense	(4,708)	—	(4,708)	—	(4,708)

Income before income taxes	8,226	(3,250)	4,976	(594)	4,382
Provision for income taxes	2,601	(1,049)	1,552	(205)	1,347

Net income attributable to continuing operations	5,625	(2,201)	3,424	(389)	3,035
Net income attributable to discontinued operations, net of tax	—	—	—	389	389

Net income	$5,625	$(2,201)	$3,424	$—	$3,424

Earnings per share attributable to continuing operations:
Basic	$0.19	$(0.07)	$0.12	$(0.01)	$0.10

Diluted	$0.19	$(0.07)	$0.12	$(0.01)	$0.10

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$0.01	$0.01

v

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$542,202	$1,600	$543,802	$(23,477)	$520,325
Cost and expenses:
Cost of sales	432,054	7,583	439,637	(19,012)	420,625
Selling, general and administrative expenses	67,514	—	67,514	(2,278)	65,236
Research, technical, and product development expenses	3,181	—	3,181	—	3,181
Asset and asset-related charges	1,617	—	1,617	—	1,617

Operating income	37,836	(5,983)	31,853	(2,187)	29,666
Other income, net	334	—	334	(16)	318
Interest income	133	—	133	—	133
Interest expense	(13,195)	—	(13,195)	—	(13,195)

Income before income taxes	25,108	(5,983)	19,125	(2,203)	16,922
Provision for income taxes	8,695	(2,017)	6,678	(790)	5,888

Net income attributable to continuing operations	16,413	(3,966)	12,447	(1,413)	11,034
Net income attributable to discontinued operations, net of tax	—	—	—	1,413	1,413

Net income	$16,413	$(3,966)	$12,447	$—	$12,447

Earnings per share attributable to continuing operations:
Basic	$0.54	$(0.13)	$0.41	$(0.05)	$0.37

Diluted	$0.54	$(0.13)	$0.41	$(0.05)	$0.36

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.05	$0.05

Diluted	$—	$—	$—	$0.05	$0.05

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2011
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$120,850	$(1,139)	$119,711	$(7,911)	$111,800
Cost and expenses:
Cost of sales	94,845	(58)	94,787	(6,299)	88,488
Selling, general and administrative expenses	17,458	—	17,458	(907)	16,551
Research, technical, and product development expenses	632	—	632	—	632
Asset and asset-related charges	(1,501)	—	(1,501)	—	(1,501)

Operating income	9,416	(1,081)	8,335	(705)	7,630
Other income, net	(569)	—	(569)	47	(522)
Interest income	225	—	225	—	225
Interest expense	(4,300)	—	(4,300)	—	(4,300)

Income before income taxes	4,772	(1,081)	3,691	(658)	3,033
Provision for income taxes	2,430	(658)	1,772	(236)	1,536

Net income attributable to continuing operations	2,342	(423)	1,919	(422)	1,497
Net income attributable to discontinued operations, net of tax	—	—	—	422	422

Net income	$2,342	$(423)	$1,919	$—	$1,919

Earnings per share attributable to continuing operations:
Basic	$0.08	$(0.01)	$0.06	$(0.01)	$0.05

Diluted	$0.08	$(0.01)	$0.06	$(0.01)	$0.05

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$0.01	$0.01

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2011
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$123,213	$2,900	$126,113	$(8,106)	$118,007
Cost and expenses:
Cost of sales	98,624	1,536	100,160	(6,336)	93,824
Selling, general and administrative expenses	17,618	—	17,618	(807)	16,811
Research, technical, and product development expenses	890	—	890	—	890

Operating income	6,081	1,364	7,445	(963)	6,482
Other income, net	133	—	133	—	133
Interest income	355	—	355	—	355
Interest expense	(4,250)	—	(4,250)	—	(4,250)

Income before income taxes	2,319	1,364	3,683	(963)	2,720
Provision for income taxes	191	757	948	(345)	603

Net income attributable to continuing operations	2,128	607	2,735	(618)	2,117
Net income attributable to discontinued operations, net of tax	—	—	—	618	618

Net income	$2,128	$607	$2,735	$—	$2,735

Earnings per share attributable to continuing operations:
Basic	$0.07	$0.02	$0.09	$(0.02)	$0.07

Diluted	$0.07	$0.02	$0.09	$(0.02)	$0.07

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$0.02	$0.02

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Net sales	$244,063	$1,761	$245,824	$(16,017)	$229,807
Cost and expenses:
Cost of sales	193,469	1,478	194,947	(12,635)	182,312
Selling, general and administrative expenses	35,076	—	35,076	(1,714)	33,362
Research, technical, and product development expenses	1,522	—	1,522	—	1,522
Asset and asset-related charges	(1,501)	—	(1,501)	—	(1,501)

Operating income	15,497	283	15,780	(1,668)	14,112
Other income, net	(436)	—	(436)	47	(389)
Interest income	580	—	580	—	580
Interest expense	(8,550)	—	(8,550)	—	(8,550)

Income before income taxes	7,091	283	7,374	(1,621)	5,753
Provision for income taxes	2,621	99	2,720	(581)	2,139

Net income attributable to continuing operations	4,470	184	4,654	(1,040)	3,614
Net income attributable to discontinued operations, net of tax	—	—	—	1,040	1,040

Net income	$4,470	$184	$4,654	$—	$4,654

Earnings per share attributable to continuing operations:
Basic	$0.15	$0.01	$0.15	$(0.03)	$0.12

Diluted	$0.15	$0.01	$0.15	$(0.03)	$0.12

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.03	$0.03

Diluted	$—	$—	$—	$0.03	$0.03

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Net sales	$143,671	$676	$144,347	$(7,494)	$136,853
Cost and expenses:
Cost of sales	118,665	1,291	119,956	(5,954)	114,002
Selling, general and administrative expenses	16,388	—	16,388	(772)	15,616
Research, technical, and product development expenses	925	—	925	—	925

Operating income	7,693	(615)	7,078	(768)	6,310
Other income, net	198	—	198	—	198
Interest income	331	—	331	—	331
Interest expense	(4,173)	—	(4,173)	—	(4,173)

Income before income taxes	4,049	(615)	3,434	(768)	2,666
Provision for income taxes	1,982	(208)	1,774	(275)	1,499

Net income attributable to continuing operations	2,067	(407)	1,660	(493)	1,167
Net income attributable to discontinued operations, net of tax	—	—	—	493	493

Net income	$2,067	$(407)	$1,660	$—	$1,660

Earnings per share attributable to continuing operations:
Basic	$0.07	$(0.01)	$0.05	$(0.02)	$0.04

Diluted	$0.07	$(0.01)	$0.05	$(0.02)	$0.04

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$0.02	$0.02

x

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Net sales	$387,734	$2,437	$390,171	$(23,511)	$366,660
Cost and expenses:
Cost of sales	312,134	2,769	314,903	(18,589)	296,314
Selling, general and administrative expenses	51,464	—	51,464	(2,486)	48,978
Research, technical, and product development expenses	2,447	—	2,447	—	2,447
Asset and asset-related charges	(1,501)	—	(1,501)	—	(1,501)

Operating income	23,190	(332)	22,858	(2,436)	20,422
Other income, net	(238)	—	(238)	47	(191)
Interest income	911	—	911	—	911
Interest expense	(12,723)	—	(12,723)	—	(12,723)

Income before income taxes	11,140	(332)	10,808	(2,389)	8,419
Provision for income taxes	4,603	(109)	4,494	(856)	3,638

Net income attributable to continuing operations	6,537	(223)	6,314	(1,533)	4,781
Net income attributable to discontinued operations, net of tax	—	—	—	1,533	1,533

Net income	$6,537	$(223)	$6,314	$—	$6,314

Earnings per share attributable to continuing operations:
Basic	$0.22	$(0.01)	$0.21	$(0.05)	$0.16

Diluted	$0.22	$(0.01)	$0.21	$(0.05)	$0.16

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.05	$0.05

Diluted	$—	$—	$—	$0.05	$0.05

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$117,872	$—	$117,872	$—	$117,872
Receivables, less allowance for doubtful accounts of $936	107,177	—	107,177	(4,014)	103,163
Inventories, net	327,922	(5,073)	322,849	(13,125)	309,724
Costs in excess of billings	—	4	4	—	4
Deferred income taxes	19,395	953	20,348	—	20,348
Assets of discontinued operations	—	—	—	18,598	18,598
Other current assets	10,975	316	11,291	(22)	11,269

Total current assets	583,341	(3,800)	579,541	1,437	580,978
Property, plant, and equipment, net	361,520	—	361,520	(56)	361,464
Goodwill	140,236	—	140,236	(1,381)	138,855
Other intangible assets, net	59,527	—	59,527	—	59,527
Deferred income taxes	29,111	—	29,111	—	29,111
Other noncurrent assets	4,972	3,504	8,476	—	8,476

Total assets	$1,178,707	$(296)	$1,178,411	$—	$1,178,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,463	$—	$68,463	$(3,626)	$64,837
Accrued wages and other employee costs	19,878	—	19,878	(188)	19,690
Unearned revenues	40,889	(2,020)	38,869	—	38,869
Liabilities of discontinued operations	—	—	—	3,879	3,879
Other accrued liabilities	21,833	—	21,833	(65)	21,768

Total current liabilities	151,063	(2,020)	149,043	—	149,043
Long-term debt	191,189	—	191,189	—	191,189
Liability for post-retirement benefits	41,806	—	41,806	—	41,806
Liability for pension benefits	15,097	—	15,097	—	15,097
Deferred income taxes	38,209	—	38,209	—	38,209
Unearned revenues	—	3,504	3,504	—	3,504
Other noncurrent liabilities	8,895	—	8,895	—	8,895

Total liabilities	446,259	1,484	447,743	—	447,743

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,066,254 shares issued; 30,286,870 shares outstanding	311	—	311	—	311
Additional paid-in capital	480,653	—	480,653	—	480,653
Treasury stock, at cost; 779,375 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(35,808)	—	(35,808)	—	(35,808)
Retained earnings	305,691	(1,780)	303,911	—	303,911

Total shareholders’ equity	732,448	(1,780)	730,668	—	730,668

Total liabilities and shareholders’ equity	$1,178,707	$(296)	$1,178,411	$—	$1,178,411

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$99,525	$—	$99,525	$—	$99,525
Receivables, less allowance for doubtful accounts of $967	107,455	—	107,455	(3,698)	103,757
Inventories, net	349,432	(6,680)	342,752	(12,501)	330,251
Costs in excess of billings	—	250	250	—	250
Deferred income taxes	19,332	1,335	20,667	—	20,667
Assets of discontinued operations	—	—	—	17,633	17,633
Other current assets	12,900	369	13,269	—	13,269

Total current assets	588,644	(4,726)	583,918	1,434	585,352
Property, plant, and equipment, net	365,788	—	365,788	(53)	365,735
Marketable securities	—	—	—	—	—
Goodwill	140,211	—	140,211	(1,381)	138,830
Other intangible assets, net	58,251	—	58,251	—	58,251
Deferred income taxes	29,239	—	29,239	—	29,239
Other noncurrent assets	5,407	3,385	8,792	—	8,792

Total assets	$1,187,540	$(1,341)	$1,186,199	$—	$1,186,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,278	$—	$64,278	$(3,194)	$61,084
Accrued wages and other employee costs	25,135	—	25,135	(264)	24,871
Unearned revenues	42,056	(2,302)	39,754	—	39,754
Liabilities of discontinued operations	—	—	—	3,494	3,494
Other accrued liabilities	21,716	—	21,716	(36)	21,680

Total current liabilities	153,185	(2,302)	150,883	—	150,883
Long-term debt	193,727	—	193,727	—	193,727
Liability for post-retirement benefits	42,000	—	42,000	—	42,000
Liability for pension benefits	13,402	—	13,402	—	13,402
Deferred income taxes	38,817	—	38,817	—	38,817
Unearned revenues	—	3,385	3,385	—	3,385
Other noncurrent liabilities	8,969	—	8,969	—	8,969

Total liabilities	450,100	1,083	451,183	—	451,183

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,097,449 shares issued; 30,314,874 shares outstanding	311	—	311	—	311
Additional paid-in capital	481,855	—	481,855	—	481,855
Treasury stock, at cost; 782,575 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(37,181)	—	(37,181)	—	(37,181)
Retained earnings	310,854	(2,424)	308,430	—	308,430

Total shareholders’ equity	737,440	(2,424)	735,016	—	735,016

Total liabilities and shareholders’ equity	$1,187,540	$(1,341)	$1,186,199	$—	$1,186,199

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$73,389	$—	$73,389	$—	$73,389
Short-term investments	3,998	—	3,998	—	3,998
Receivables, less allowance for doubtful accounts of $909	117,455	—	117,455	(3,207)	114,248
Inventories, net	378,218	(9,279)	368,939	(12,161)	356,778
Costs in excess of billings	—	750	750	—	750
Deferred income taxes	19,644	2,383	22,027	—	22,027
Assets of discontinued operations	—	—	—	16,799	16,799
Other current assets	10,725	435	11,160	—	11,160

Total current assets	603,429	(5,711)	597,718	1,431	599,149
Property, plant, and equipment, net	367,818	—	367,818	(50)	367,768
Goodwill	138,247	—	138,247	(1,381)	136,866
Other intangible assets, net	57,664	—	57,664	—	57,664
Deferred income taxes	32,197	—	32,197	—	32,197
Other noncurrent assets	5,113	3,240	8,353	—	8,353

Total assets	$1,204,468	$(2,471)	$1,201,997	$—	$1,201,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,079	$—	$70,079	$(2,913)	$67,166
Accrued wages and other employee costs	29,730	—	29,730	(285)	29,445
Unearned revenues	38,633	(1,086)	37,547	—	37,547
Liabilities of discontinued operations	—	—	—	3,198	3,198
Other accrued liabilities	27,458	—	27,458	—	27,458

Total current liabilities	165,900	(1,086)	164,814	—	164,814
Long-term debt	196,079	—	196,079	—	196,079
Liability for post-retirement benefits	42,220	—	42,220	—	42,220
Liability for pension benefits	2,555	—	2,555	—	2,555
Deferred income taxes	38,731	—	38,731	—	38,731
Unearned revenues	—	3,240	3,240	—	3,240
Other noncurrent liabilities	8,908	—	8,908	—	8,908

Total liabilities	454,393	2,154	456,547	—	456,547
Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,106,934 shares issued; 30,324,359 shares outstanding	311	—	311	—	311
Additional paid-in capital	483,156	—	483,156	—	483,156
Treasury stock, at cost; 782,575 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(31,472)	—	(31,472)	—	(31,472)
Retained earnings	316,479	(4,625)	311,854	—	311,854

Total shareholders’ equity	750,075	(4,625)	745,450	—	745,450

Total liabilities and shareholders’ equity	$1,204,468	$(2,471)	$1,201,997	$—	$1,201,997

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2011
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$276,154	$—	$276,154	$—	$276,154
Short-term investments	38,892	—	38,892	—	38,892
Receivables, less allowance for doubtful accounts of $461	76,499	—	76,499	(3,748)	72,751
Inventories, net	269,402	161	269,563	(8,511)	261,052
Costs in excess of billings	—	112	112	—	112
Deferred income taxes	22,928	736	23,664	—	23,664
Assets of discontinued operations	—	—	—	13,724	13,724
Other current assets	13,933	239	14,172	(16)	14,156

Total current assets	697,808	1,248	699,056	1,449	700,505
Property, plant, and equipment, net	261,331	—	261,331	(68)	261,263
Marketable securities	48,779	—	48,779	—	48,779
Goodwill	42,205	—	42,205	(1,381)	40,824
Other intangible assets, net	14,219	—	14,219	—	14,219
Deferred income taxes	23,537	—	23,537	—	23,537
Other noncurrent assets	5,977	3,820	9,797	—	9,797

Total assets	$1,093,856	$5,068	$1,098,924	$—	$1,098,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,105	$—	$36,105	$(4,173)	$31,932
Accrued wages and other employee costs	15,230	—	15,230	(244)	14,986
Unearned revenues	26,020	1,810	27,830	—	27,830
Liabilities of discontinued operations	—	—	—	4,551	4,551
Other accrued liabilities	29,290	—	29,290	(134)	29,156

Total current liabilities	106,645	1,810	108,455	—	108,455
Long-term debt	180,269	—	180,269	—	180,269
Liability for post-retirement benefits	40,277	—	40,277	—	40,277
Liability for pension benefits	28,504	—	28,504	—	28,504
Deferred income taxes	3,102	—	3,102	—	3,102
Unearned revenues	—	3,820	3,820	—	3,820
Other noncurrent liabilities	8,569	—	8,569	—	8,569

Total liabilities	367,366	5,630	372,996	—	372,996

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,917,846 shares issued; 30,172,675 shares outstanding	309	—	309	—	309
Additional paid-in capital	475,779	—	475,779	—	475,779
Treasury stock, at cost; 745,171 shares	(17,646)	—	(17,646)	—	(17,646)
Accumulated other comprehensive loss	(27,808)	—	(27,808)	—	(27,808)
Retained earnings	295,856	(562)	295,294	—	295,294

Total shareholders’ equity	726,490	(562)	725,928	—	725,928

Total liabilities and shareholders’ equity	$1,093,856	$5,068	$1,098,924	$—	$1,098,924

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$228,313	$—	$228,313	$—	$228,313
Short-term investments	63,590	—	63,590	—	63,590
Receivables, less allowance for doubtful accounts of $447	66,211	—	66,211	(3,803)	62,408
Inventories, net	259,241	(1,168)	258,073	(7,805)	250,268
Costs in excess of billings	—	—	—	—	—
Deferred income taxes	22,950	(20)	22,930	—	22,930
Assets of discontinued operations	—	—	—	13,062	13,062
Other current assets	11,952	265	12,217	(8)	12,209

Total current assets	652,257	(923)	651,334	1,446	652,780
Property, plant, and equipment, net	266,144	—	266,144	(65)	266,079
Marketable securities	92,440	—	92,440	—	92,440
Goodwill	42,215	—	42,215	(1,381)	40,834
Other intangible assets, net	13,965	—	13,965	—	13,965
Deferred income taxes	24,909	—	24,909	—	24,909
Other noncurrent assets	5,600	3,754	9,354	—	9,354

Total assets	$1,097,530	$2,831	$1,100,361	$—	$1,100,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,036	$—	$34,036	$(2,944)	$31,092
Accrued wages and other employee costs	18,799	—	18,799	(266)	18,533
Unearned revenues	22,889	(968)	21,921	—	21,921
Liabilities of discontinued operations	—	—	—	3,467	3,467
Other accrued liabilities	28,479	—	28,479	(257)	28,222

Total current liabilities	104,203	(968)	103,235	—	103,235
Long-term debt	182,462	—	182,462	—	182,462
Liability for post-retirement benefits	40,859	—	40,859	—	40,859
Liability for pension benefits	27,604	—	27,604	—	27,604
Deferred income taxes	3,169	—	3,169	—	3,169
Unearned revenues	—	3,754	3,754	—	3,754
Other noncurrent liabilities	8,527	—	8,527	—	8,527

Total liabilities	366,824	2,786	369,610	—	369,610

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,933,721 shares issued; 30,188,550 shares outstanding	309	—	309	—	309
Additional paid-in capital	476,948	—	476,948	—	476,948
Treasury stock, at cost; 745,171 shares	(17,646)	—	(17,646)	—	(17,646)
Accumulated other comprehensive loss	(26,889)	—	(26,889)	—	(26,889)
Retained earnings	297,984	45	298,029	—	298,029

Total shareholders’ equity	730,706	45	730,751	—	730,751

Total liabilities and shareholders’ equity	$1,097,530	$2,831	$1,100,361	$—	$1,100,361

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$189,741	$—	$189,741	$—	$189,741
Short-term investments	76,587	—	76,587	—	76,587
Receivables, less allowance for doubtful accounts of $760	87,883	—	87,883	(3,355)	84,528
Inventories, net	257,049	(2,634)	254,415	(10,147)	244,268
Costs in excess of billings	—	—	—	—	—
Deferred income taxes	19,974	187	20,161	—	20,161
Assets of discontinued operations	—	—	—	14,945	14,945
Other current assets	14,663	271	14,934	—	14,934

Total current assets	645,897	(2,176)	643,721	1,443	645,164
Property, plant, and equipment, net	268,056	—	268,056	(62)	267,994
Marketable securities	89,479	—	89,479	—	89,479
Goodwill	41,305	—	41,305	(1,381)	39,924
Other intangible assets, net	12,829	—	12,829	—	12,829
Deferred income taxes	23,611	—	23,611	—	23,611
Other noncurrent assets	5,228	3,675	8,903	—	8,903

Total assets	$1,086,405	$1,499	$1,087,904	$—	$1,087,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,960	$—	$53,960	$(4,742)	$49,218
Accrued wages and other employee costs	20,978	—	20,978	(293)	20,685
Unearned revenues	18,234	(1,814)	16,420	—	16,420
Liabilities of discontinued operations	—	—	—	5,069	5,069
Other accrued liabilities	19,831	—	19,831	(34)	19,797

Total current liabilities	113,003	(1,814)	111,189	—	111,189
Long-term debt	184,695	—	184,695	—	184,695
Liability for post-retirement benefits	41,128	—	41,128	—	41,128
Liability for pension benefits	7,153	—	7,153	—	7,153
Deferred income taxes	5,441	—	5,441	—	5,441
Unearned revenues	—	3,675	3,675	—	3,675
Other noncurrent liabilities	8,538	—	8,538	—	8,538

Total liabilities	359,958	1,861	361,819	—	361,819

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,935,132 shares issued; 30,187,961 shares outstanding	309	—	309	—	309
Additional paid-in capital	478,025	—	478,025	—	478,025
Treasury stock, at cost; 747,171 shares	(17,646)	—	(17,646)	—	(17,646)
Accumulated other comprehensive loss	(34,292)	—	(34,292)	—	(34,292)
Retained earnings	300,051	(362)	299,689	—	299,689

Total shareholders’ equity	726,447	(362)	726,085	—	726,085

Total liabilities and shareholders’ equity	$1,086,405	$1,499	$1,087,904	$—	$1,087,904

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2012
	Previously Reported	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$5,625	$(1,121)	$4,504
Adjustment for non-cash items included in net income:
Depreciation and amortization	8,734	—	8,734
Deferred income taxes	(1,915)	(586)	(2,501)
Stock-based compensation	1,378	—	1,378
Excess tax benefits from stock-based compensation activity	(61)	—	(61)
Amortization of discount on long-term debt	2,352	—	2,352
Other	(68)	—	(68)

Changes in assets and liabilities:
Receivables	4,750	—	4,750
Inventories	(31,130)	1,578	(29,552)
Accounts payable	5,504	—	5,504
Income taxes payable	1,659	—	1,659
Unearned revenue	8,230	(320)	7,910
Cost in excess of billings	—	396	396
Other current assets and liabilities	(14,430)	(26)	(14,456)
Other assets and liabilities	(3,587)	79	(3,508)

Cash used in operating activities	(12,959)	—	(12,959)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	(185,633)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(17,128)	—	(17,128)
Purchase of investments	(38)	—	(38)

Cash used in investing activities	(25,990)	—	(25,990)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	120	—	120
Excess tax benefits from stock-based compensation activity	61	—	61
Purchase of common stock held in treasury	(742)	—	(742)
Borrowings on long-term debt	(97)	—	(97)

Cash used in financing activities	(658)	—	(658)

Effect of exchange rate changes on cash and cash equivalents	637	—	637

Decrease in cash and cash equivalents	(38,970)	—	(38,970)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$117,872	$—	$117,872

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$10,788	$(1,765)	$9,023
Adjustment for non-cash items included in net income:
Depreciation and amortization	18,957	—	18,957
Deferred income taxes	(2,025)	(968)	(2,993)
Stock-based compensation	2,518	—	2,518
Excess tax benefits from stock-based compensation activity	(66)	—	(66)
(Gain) loss on sale of property, plant and equipment	(74)	—	(74)
Amortization of discount on long-term debt	4,738	—	4,738
Other	758	—	758

Changes in assets and liabilities:
Receivables	2,904	—	2,904
Inventories	(54,089)	3,185	(50,904)
Accounts payable	4,172	—	4,172
Income taxes payable	5,117	—	5,117
Unearned revenue	9,526	(721)	8,805
Cost in excess of billings	—	150	150
Other current assets and liabilities	(13,154)	(79)	(13,233)
Other assets and liabilities	(4,279)	198	(4,081)

Cash used in operating activities	(14,209)	—	(14,209)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	(185,633)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(34,901)	—	(34,901)
Purchase of investments	(38)	—	(38)

Cash used in investing activities	(43,763)	—	(43,763)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	211	—	211
Excess tax benefits from stock-based compensation activity	66	—	66
Purchase of common stock held in treasury	(742)	—	(742)
Repayments on long-term debt	(298)	—	(298)

Cash used in financing activities	(763)	—	(763)

Effect of exchange rate changes on cash and cash equivalents	1,418	—	1,418

Decrease in cash and cash equivalents	(57,317)	—	(57,317)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$99,525	$—	$99,525

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2012
	Previously Reported	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$16,413	$(3,966)	$12,447
Adjustment for non-cash items included in net income:
Depreciation and amortization	29,405	—	29,405
Asset and asset-related charges (income)	1,617	—	1,617
Deferred income taxes	(2,860)	(2,017)	(4,877)
Stock-based compensation	3,658	—	3,658
Excess tax benefits from stock-based compensation activity	(100)	—	(100)
Amortization of discount on long-term debt	7,192	—	7,192
Other	675	—	675

Changes in assets and liabilities:
Receivables	(11,799)	—	(11,799)
Inventories	(81,086)	5,785	(75,301)
Accounts payable	10,424	—	10,424
Income taxes payable	8,893	—	8,893
Unearned revenue	11,581	350	11,931
Cost in excess of billings	—	(350)	(350)
Other current assets and liabilities	(6,844)	(145)	(6,989)
Other assets and liabilities	(13,442)	343	(13,099)

Cash used in operating activities	(26,273)	—	(26,273)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(182,811)	—	(182,811)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(47,879)	—	(47,879)
Purchase of investments	(4,037)	—	(4,037)

Cash used in investing activities	(57,918)	—	(57,918)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	335	—	335
Excess tax benefits from stock-based compensation activity	100	—	100
Purchase of common stock held in treasury	(742)	—	(742)
Repayments on long-term debt	(543)	—	(543)

Cash used in financing activities	(850)	—	(850)

Effect of exchange rate changes on cash and cash equivalents	1,588	—	1,588

Decrease in cash and cash equivalents	(83,453)	—	(83,453)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$73,389	$—	$73,389

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2011
	Previously Reported	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$2,342	$(423)	$1,919
Adjustment for non-cash items included in net income:
Depreciation and amortization	5,582	—	5,582
Asset and asset-related charges (income)	(597)	—	(597)
Deferred income taxes	(1,233)	(658)	(1,891)
Stock-based compensation	1,402	—	1,402
Excess tax benefits from stock-based compensation activity	(102)	—	(102)
(Gain) loss on sale of property, plant and equipment	47	—	47
Amortization of discount on long-term debt	2,166	—	2,166
Other	116	—	116

Changes in assets and liabilities:
Receivables	(19,479)	—	(19,479)
Inventories	1,522	(6)	1,516
Accounts payable	(6,640)	—	(6,640)
Income taxes payable	(87)	—	(87)
Unearned revenue	(3,445)	1,040	(2,405)
Cost in excess of billings	—	(12)	(12)
Other current assets and liabilities	(2,395)	6	(2,389)
Other noncurrent assets and liabilities	(2,974)	53	(2,921)

Cash used in operating activities	(23,775)	—	(23,775)

INVESTING ACTIVITIES:
Maturity/sale of investments	5,000	—	5,000
Capital expenditures	(10,137)	—	(10,137)
Purchase of investments	(72,612)	—	(72,612)

Cash used in investing activities	(77,749)	—	(77,749)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	154	—	154
Excess tax benefits from stock-based compensation activity	102	—	102
Purchase of common stock held in treasury	(283)	—	(283)
Repayments on long-term debt	(3)	—	(3)

Cash used in financing activities	(30)	—	(30)

Effect of exchange rate changes on cash and cash equivalents	757	—	757

Decrease in cash and cash equivalents	(100,797)	—	(100,797)
Cash and cash equivalents at beginning of period	376,951	—	376,951

Cash and cash equivalents at end of period	$276,154	$—	$276,154

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011
	Previously Reported	Revision Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$4,470	$184	$4,654
Adjustment for non-cash items included in net income:
Depreciation and amortization	11,279	—	11,279
Asset and asset-related charges (income)	(597)	—	(597)
Deferred income taxes	(2,547)	99	(2,448)
Stock-based compensation	2,502	—	2,502
Excess tax benefits from stock-based compensation activity	(263)	—	(263)
(Gain) loss on sale of property, plant and equipment	39	—	39
Amortization of discount on long-term debt	4,361	—	4,361
Other	(122)	—	(122)

Changes in assets and liabilities:
Receivables	(9,069)	—	(9,069)
Inventories	12,501	1,323	13,824
Accounts payable	(10,345)	—	(10,345)
Income taxes payable	(81)	—	(81)
Unearned revenue	(6,779)	(1,805)	(8,584)
Cost in excess of billings	—	100	100
Other current assets and liabilities	2,040	(20)	2,020
Other noncurrent assets and liabilities	(2,169)	119	(2,050)

Cash provided by operating activities	5,220	—	5,220

INVESTING ACTIVITIES:
Maturity/sale of investments	19,079	—	19,079
Capital expenditures	(18,646)	—	(18,646)
Purchase of investments	(154,772)	—	(154,772)

Cash used in investing activities	(154,339)	—	(154,339)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	201	—	201
Excess tax benefits from stock-based compensation activity	263	—	263
Purchase of common stock held in treasury	(283)	—	(283)
Repayments on long-term debt	(5)	—	(5)

Cash provided by financing activities	176	—	176

Effect of exchange rate changes on cash and cash equivalents	305	—	305

Decrease in cash and cash equivalents	(148,638)	—	(148,638)
Cash and cash equivalents at beginning of period	376,951	—	376,951

Cash and cash equivalents at end of period	$228,313	$—	$228,313

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2011
	Previously Reported	Revision Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$6,537	$(223)	$6,314
Adjustment for non-cash items included in net income:
Depreciation and amortization	16,697	—	16,697
Asset and asset-related charges (income)	(597)	—	(597)
Deferred income taxes	2,268	(109)	2,159
Stock-based compensation	3,528	—	3,528
Excess tax benefits from stock-based compensation activity	(263)	—	(263)
(Gain) loss on sale of property, plant and equipment	65	—	65
Amortization of discount on long-term debt	6,613	—	6,613
Deferred financing cost writedown	—	—	—
Amortization of premiums paid for short-term investments	1,595	—	1,595
Bad debt expense	—	—	—
Other	(197)	—	(197)

Changes in assets and liabilities:
Receivables	(32,428)	—	(32,428)
Inventories	12,415	2,789	15,204
Accounts payable	9,241	—	9,241
Income taxes payable	(18)	—	(18)
Unearned revenue	(10,919)	(2,729)	(13,648)
Cost in excess of billings	—	100	100
Other current assets and liabilities	(6,862)	(26)	(6,888)
Other noncurrent assets and liabilities	(21,182)	198	(20,984)

Cash used in operating activities	(13,507)	—	(13,507)

INVESTING ACTIVITIES:
Maturity/sale of investments	53,454	—	53,454
Capital expenditures	(25,954)	—	(25,954)
Purchase of investments	(200,846)	—	(200,846)

Cash used in investing activities	(173,346)	—	(173,346)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	252	—	252
Excess tax benefits from stock-based compensation activity	263	—	263
Purchase of common stock held in treasury	(283)	—	(283)
Repayments on long-term debt	(25)	—	(25)

Cash provided by financing activities	207	—	207

Effect of exchange rate changes on cash and cash equivalents	(564)	—	(564)

Decrease in cash and cash equivalents	(187,210)	—	(187,210)
Cash and cash equivalents at beginning of period	376,951	—	376,951

Cash and cash equivalents at end of period	$189,741	$—	$189,741

In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-K/A under Item 9A of Part II, “Controls and Procedures.” Management identified material weaknesses in our internal control over financial reporting with respect to revenue recognition for certain customer contracts, risk assessment controls, and control activities related to the accounting for recent acquisitions, the subsequent integration of the acquired businesses, and the annual goodwill impairment test, as described under Item 9A of Part II in “Management’s Report on Internal Control over Financial Reporting (Restated).” Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 and through the date of this filing. As of the date of this Form 10-K/A, we have adopted a revenue recognition methodology that management believes complies with the requirements of U.S. generally accepted accounting principles. Management has taken and is taking steps, as described under Item 9A of Part II in “Management’s Remediation Initiatives,” to remediate the material weaknesses in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes and the additional procedures and internal controls management is in the process of implementing, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the Consolidated Financial Statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with U.S. generally accepted accounting principles.

The Company has amended and restated in its entirety each item of the Original Form 10-K filed with the SEC on the Original Filing Date that required a change to reflect this restatement and to include certain additional information. These items include Items 1 and 1A of Part I; Items 6, 7, 8 and 9A of Part II; and Item 15 of Part IV. Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the items and exhibits to the Original Form 10-K that are being amended and restated, and those unaffected items or exhibits are not included herein. Except as stated above, this Amendment speaks only as of the Original Filing Date, and this filing has not been updated to reflect any events occurring after the Original Filing Date or to modify or update disclosures affected by other subsequent events other than the change in the Company’s reportable segments effective January 1, 2013 and the presentation of RTI Pierce Spafford as a discontinued operation, both of which have been reflected herein. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

Item 15 of Part IV of this Form 10-K/A has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I

Item 1.    Business

The Company

The Company is a leading producer and global supplier of titanium mill products, and a manufacturer of fabricated titanium and specialty metal components for the international aerospace, defense, energy, medical device, and other consumer and industrial markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI”, and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

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

In April 2013, the Company completed the sale of its RTI Pierce Spafford subsidiary for approximately $10.5 million of cash and a receivable from escrow of approximately $1.9 million. The escrow funds will be released in October 2014 assuming no claims from the purchaser. The results of RTI Pierce Spafford have been presented as results from discontinued operations on the Company’s Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations. The Company’s Consolidated Financial Statements and the Notes thereto have been conformed to exclude amounts attributable to RTI Pierce Spafford.

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

The following is a summary of the Company’s proportional sales to each of the three primary markets it serves and a discussion of events occurring within those markets:

	2012 (As Restated)	2011 (As Revised)	2010 (As Revised)
Commercial Aerospace	55%	58%	52%
Defense	23%	28%	30%
Energy, Medical, and Other	22%	14%	18%

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

Energy, Medical, & Other

Sales to the energy, medical device, and other consumer and industrial markets consist primarily of shipments to the energy and medical device sectors from the Engineered Products and Services Segment and continued shipments of ferro titanium to the specialty steel industry from the Titanium Segment.

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

Products and Segments

Effective January 1, 2013, the Company conducts business in two segments: the Titanium Segment and the Engineered Products and Services (“EP&S”) Segment. The new structure better reflects the Company’s transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns its resources to support the Company’s long-term growth strategy.

Titanium Segment

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. Its titanium furnaces (as well as other processing equipment) and products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and jet engines. Attaining such certifications is often time consuming and expensive and can serve as a barrier to entry into the titanium mill product market. With operations in Niles and Canton, Ohio; Hermitage, Pennsylvania; Martinsville,

Virginia; Garden Grove, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment manufactures and distributes mill products that are fabricated into parts and utilized in aircraft structural sections such as landing gear, fasteners, tail sections, wing support and carry-through structures, and various engine components including rotor blades, vanes and discs, rings, and engine casings. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Titanium Segment’s mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, energy, medical device, and other consumer and industrial markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. In 2012, approximately 33% of the Titanium Segment’s products were sold to the Company’s EP&S Segment, compared to 31% in 2011 and 26% in 2010, where value-added services are performed on such parts prior to their ultimate shipment to the customer. The increase in sales to the EP&S Segment in 2012 resulted from the Company’s expansion of its engineering, precision machining, and fabrication capabilities, which increased demand for mill products from the Titanium Segment.

Engineered Products and Services Segment

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

When titanium products and fabrications are involved in a project, the Titanium Segment and the EP&S Segment coordinate their varied capabilities to provide the best materials solution for the Company’s customers. An example of this is the Company’s light-weight Howitzer artillery program. The Titanium Segment provides the titanium mill products to the EP&S Segment, which in turn provides extrusions, hot-formed parts, and machined components which are then packaged as a kit and shipped to the customer for final assembly.

The Company’s consolidated net sales represented by each Segment for each of the past three years are summarized in the following table:

	2012 (As Restated)		2011 (As Revised)		2010 (As Revised)
(dollars in millions)	$	%	$	%	$	%
Titanium Segment	$361.0	50.9%	$337.8	67.4%	$260.1	64.0%
Engineered Products and Services Segment	348.6	49.1%	163.5	32.6%	146.4	36.0%

Total consolidated net sales	$709.6	100.0%	$501.3	100.0%	$406.5	100.0%

Operating income (loss) contributed by each Segment for each of the past three years is summarized in the following table:

	2012 (As Restated)		2011 (As Revised)		2010 (As Revised)
(dollars in millions)	$	%	$	%	$	%
Titanium Segment	$38.7	79.6%	$36.7	152.3%	$21.2	153.6%
Engineered Products and Services Segment	9.9	20.4%	(12.6)	-52.3%	(7.4)	-53.6%

Total consolidated operating income (loss)	$48.6	100.0%	$24.1	100.0%	$13.8	100.0%

The Company’s total consolidated assets identified with each Segment as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2012 (As Restated)	2011 (As Revised)	2010 (As Revised)
Titanium Segment	$576.8	$502.7	$477.8
Engineered Products and Services Segment	586.5	300.3	250.7
Assets of Discontinued Operations	14.7	16.1	11.3
General Corporate (1)	83.7	309.3	371.5

Total consolidated assets	$1,261.7	$1,128.4	$1,111.3

(1)	Consists primarily of unallocated cash and short-term investments.

The Company’s long-lived assets by geographic area as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2012 (As Restated)	2011 (As Revised)	2010 (As Revised)
United States	$471.0	$279.0	$242.3
Canada	67.7	71.3	77.0
England	37.7	37.1	5.5
France.	0.8	0.5	0.4

Total consolidated long-lived assets	$577.2	$387.9	$325.2

Exports

The Company’s exports consist primarily of titanium mill products, extrusions, and machined extrusions used in the aerospace markets. The Company’s export sales as a percentage of total net sales for each of the past three years were as follows:

	2012	2011	2010
Export sales	35%	36%	36%

Such sales were made primarily to Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K (the “Annual Report”).

Backlog

The Company’s order backlog for all markets was approximately $ 543 million as of December 31, 2012, as compared to $ 462 million at December 31, 2011. A large portion of the increase is attributable to the Company’s acquisition of Remmele in 2012. Of the backlog at December 31, 2012, approximately $ 504 million is likely to be realized in 2013. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Business units in the EP&S Segment obtain the majority of their titanium mill product requirements from the Titanium Segment. Other metallic requirements are generally sourced from the best available supplier at competitive market prices.

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

Producers of titanium mill products are primarily located in the U.S., Japan, Russia, Europe, and China. The Company participates directly in the titanium mill product business primarily through its Titanium Segment. The Company’s principal competitors in the aerospace titanium mill product market are Allegheny Technologies

Incorporated (“ATI”) and Precision Castparts Corporation (“PCP”), through its recent acquisition of Titanium Metals Corp. (“TIE”), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (RU: “VSMO”), based in Russia. The Company competes with these companies primarily on the basis of price, quality of products, technical support, and the availability of products to meet customers’ delivery schedules.

The EP&S Segment competes with other companies primarily on the basis of price, quality, timely delivery, and customer service. The Company’s principal competitors in the aerospace titanium fabricated component market are GKN Aerospace PLC (LSE: “GKN”), Triumph Group Inc. (“TGI”), LMI Aerospace (“LMIA”), PCP through its acquisition of Primus International, Inc., and Ducommun Inc. (“DCO”). In the energy production market, the Company competes with 2H Offshore, Oil States International, Inc. (“OIS”), Ameriforge Group, Inc., and Sheffield Offshore Services. In the medical device market, the Company competes with Norwood Medical, Accellent, and Mountainside Medical. The Company believes that the business units in its EP&S Segment are well-positioned to continue to compete and grow due to the range of goods and services offered, their demonstrated expertise, and the increasing synergy with the Titanium Segment for product and technical support.

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

Environmental Liabilities

The Company is subject to various environmental laws and regulations as well as certain health and safety laws and regulations that are subject to frequent modifications and revisions. While historically the cost of compliance for these matters has not had a material adverse impact on the Company, it is not possible to accurately predict the ultimate effect changing environmental health and safety laws and regulations may have on the Company in the future. The Company continually evaluates its obligations for environmental-related costs on a quarterly basis and makes adjustments as necessary. For further information on the Company’s environmental liabilities, see Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing and Distribution

The Company markets its titanium mill and related products and services worldwide. The majority of the Company’s sales are made through its own sales force. The Company’s sales force has offices in Pittsburgh, Pennsylvania; Niles, Ohio; Minneapolis, Minnesota; Houston, Texas; Garden Grove, California; St. Louis and Washington, Missouri; Windsor, Connecticut; Tamworth and Welwyn Garden City, England; and Laval, Canada. Technical Marketing personnel are available to service these offices. Customer support for new product applications and development is provided by the Company’s Customer Technical Service personnel at each business unit, as well as at the corporate-level through the Company’s Technical Business Development and Research and Development organizations located in Pittsburgh, Pennsylvania and Niles, Ohio, respectively. Sales of the EP&S Segment’s products and services are made by our corporate-level sales force and personnel at each location.

Research, Technical, and Product Development

The Company conducts research, technical, and product development activities including not only new product development, but also new or improved technical and manufacturing processes.

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

Patents and Trademarks

The Company possesses a substantial body of technical know-how and trade secrets. The Company considers its expertise, trade secrets, and patent portfolio to be important to the conduct of its business, although no individual item is currently considered to be material to either the Company’s business as a whole or to an individual reporting segment. The Company’s Titanium Segment holds eight patents covering various manufacturing processes, most of which have not yet been commercialized. The Company’s Engineered Products and Services Segment holds seven patents related to its energy business. With the exception of one patent expiring in 2013, all of the Company’s patents have been issued between 2000 and 2011.

Employees

At December 31, 2012, the Company and its subsidiaries had 2,362 employees, 886 of whom were classified as administrative and sales personnel. Of the total number of employees, 841 employees were in the Titanium Segment, 1,450 in the Engineered Products and Services Segment, and 71 in RTI Corporate.

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

Approximately 78% of our current annual revenue is derived from the commercial aerospace and defense industries. Of this amount, Boeing, through multiple contracts with various company subsidiaries covering varying periods, accounted for approximately 12% of our consolidated net sales in 2012. Within those industries are a relatively small number of consumers of titanium products. Those industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services.

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

Integrating acquisitions may be more difficult, costly or time-consuming than expected, which may adversely affect our results and affect adversely the value of our stock following such acquisitions.

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

If our internal controls are not effective, investors could lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting. Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2012. Management has since determined that the material weaknesses described in Part II—Item 9A. Controls and Procedures existed as of December 31, 2012. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Our Audit Committee has directed management to develop and present a plan and timetable for the implementation of remediation measures (to the extent not already implemented), and our Audit Committee intends to monitor such implementation. We believe that these actions will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. Although we have begun the process of remediating these material weaknesses, this process will take time, and we will not be able to assert that we have remediated these material weaknesses until the procedures that we put in place have been working for a sufficient period of time for us to determine that they are effective.

Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified, we cannot assure you that we will not discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

The carrying value of goodwill and other intangible assets may not be recoverable.

As of December 31, 2012, we had goodwill of $135.9 million and other intangible assets of $56.5 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any impairment is expensed immediately through the Consolidated Statement of Operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations.

We have significant net operating loss carry-forwards related to our Canadian subsidiary, and the recovery of them requires us to maintain or increase our current margins as we ramp toward full rate production as well as secure extensions of our current long-term supply agreements.

Through December 31, 2012, our Canadian subsidiary had generated taxable losses totaling $159.0 million, resulting in a net deferred tax asset of $33.3 million. Of these losses, approximately $0.5 million expire in 2015 with the remainder expiring between 2026 and 2033.

The losses were the result of underutilization of our purpose-built Canadian facility due to several years of delays by our customer. We expect that the facility will generate sufficient taxable income during the contract period and any extensions to realize the net operating loss carry-forwards. However, should the contract prove less profitable than currently expected, or should we fail to win contract extensions to produce this product, we may be required to record a valuation allowance against these deferred tax assets.

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

As of December 31, 2012, we had net property, plant, and equipment of $375.9 million. We operate in a highly competitive and highly cyclical industry. In addition, we have invested heavily in new machinery and facilities in order to win new long-term supply agreements related to next-generation aircraft such as the Boeing 787, the Airbus family of commercial aircraft, and the JSF program. If we were unable to realize the benefits under these agreements, for whatever reason, we could be required to record material asset and asset related impairment charges in future periods which could adversely affect our results of operations.

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

PART II

Item 6.    Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements, including Note 2.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)	2009 (as revised)	2008
Income Statement Data:
Net sales	$709,554	$501,288	$406,491	$393,241	$586,750
Operating income (loss)	48,644	24,052	13,812	(87,009)	86,730
Income (loss) before income taxes	30,365	8,463	11,571	(95,789)	87,313
Net income (loss) from continuing operations	19,417	4,194	3,260	(67,071)	55,273
Basic earnings (loss) per share — continuing operations (1)	$0.64	$0.14	$0.11	$(2.66)	$2.40
Diluted earnings (loss) per share — continuing operations (1)	$0.64	$0.14	$0.11	$(2.66)	$2.38

	December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)	2009 (as revised)	2008
Balance Sheet Data:
Working capital	$472,422	$586,471	$638,017	$388,987	$561,105
Total assets	1,261,676	1,128,420	1,111,305	854,332	1,029,203
Long-term debt	198,337	186,981	178,107	81	238,550
Total shareholders’ equity	742,512	722,093	718,261	678,914	601,934

(1)	Adjusted for retrospective application of the provisions of the earnings per share accounting guidance which became effective for the Company on January 1, 2009. For further information, see Note 6 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations. (as restated)

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” other words of similar meaning, or other statements contained herein that are not historical facts. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this Annual Report, the following factors and risks should also be considered, including, without limitation:

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

•	if our internal controls are not effective, investors could lose confidence in our financial reporting,

•	the impact of the current titanium inventory overhang throughout our supply chain,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	the impact of the Boeing 787 Dreamliner® lithium-ion battery investigation, including any potential production delays,

•	competition in the titanium industry,

•	our ability to attract and retain key personnel,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	legislative challenges to the Specialty Metals Clause, which requires that titanium for U.S. defense programs be produced in the U.S.,

•	labor matters,

•	risks related to international operations,

•	our ability to execute on new business awards,

•	potential costs for violations of applicable environmental, health, and safety laws,

•	our order backlog and the conversion of that backlog into revenue,

•	fluctuations in our income tax obligations and effective income tax rate, and

•	demand for our products.

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

Restatement of Previously Reported Audited Annual and Unaudited Interim Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported Consolidated Financial Statements for the year ended December 31, 2012 and revision adjustments made to the previously reported Consolidated Financial Statements for the years ended December 31, 2011 and 2010. See Note 2 to our Consolidated Financial Statements in Item 8 of this Form 10-K/A for additional information.

Overview

We are a leading producer and global supplier of titanium mill products, and a supplier of fabricated titanium and specialty metal components, for the international aerospace, defense, energy, medical device and other markets.

Effective January 1, 2013, we conduct business in two segments: the Titanium Segment and the Engineered Products and Services (“EP&S”) Segment. The new structure better reflects our transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns our resources to support our long-term growth strategy.

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; Hermitage, Pennsylvania; Martinsville, Virginia; Garden Grove, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steelmaking customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Engineered Products and Services Segment is comprised of companies with significant hard and softmetal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Engineered Products and Services Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and subassemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The Engineered Products and Services Segment accesses the Titanium Segment as its primary source of titanium mill products. For the years ended December 31, 2012, 2011, and 2010, approximately 33%, 31%, and 26%, respectively, of the Titanium Segment’s sales were to the Engineered Products and Services Segment.

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

Executive Summary

In 2012, we generated record revenues of $709.6 million, with our Engineered Products and Services Segment contributing almost half of that revenue. This performance demonstrates our continuing emergence as an integrated supplier of advanced titanium products.

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

Within our Titanium Segment, we attained the first commercial approval of our forging and grinding facility in Martinsville, Virginia. This facility adds new productivity and capacity to our Titanium Segment in support of our strategic customers, such as Airbus and their new assembly facility in Mobile, Alabama. We also completed early contract negotiations with our union at our Niles, Ohio facility. The new agreement, which runs through 2018, includes favorable terms for both parties that allow us to focus on reducing costs and improving productivity in a stable labor market.

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2012 (as restated)	2011 (as revised)
Titanium Segment	$361.0	$337.8	$23.2	6.9%
EP&S Segment	348.6	163.5	185.1	113.2%

Total consolidated net sales	$709.6	$501.3	$208.3	41.6%

The increase in the Titanium Segment’s net sales was primarily the result of higher sales volumes at our titanium service centers, driven by increased demand for our titanium products in the commercial aerospace and defense markets. These volume improvements resulted in higher net sales of $19.9 million, while higher average selling prices caused by a favorable product mix during 2012 also impacted sales at our titanium service centers $5.3 million. Prime mill product shipments increased 2.6% to 7.9 million pounds for the year ended

December 31, 2012 from 7.7 million pounds for the year ended December 31, 2011. The increased volume was primarily driven by higher aircraft build rates by both Boeing and Airbus. These increases were partially offset by a $0.10 per pound decrease in average realized selling prices of prime mill products to $17.43 per pound, lower ferro-alloy demand from our specialty steel customers, and a reduction in demand for the outside processing of titanium forgings.

The increase in the EP&S Segment’s net sales was primarily attributable to our two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011, which increased net sales $144.1 million. Additionally, strong demand from our energy market and commercial aerospace customers due to increasing oil and gas exploration and aircraft build rates, resulted in a $46.7 million and $9.7 million increase in net sales, respectively. These increases were partially offset by a decline in our military shipments for the F-15, F-22, and various helicopter programs.

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2012 and 2011 is summarized in the following table:

	Years Ended December 31,
	2012 (as restated)		2011 (as revised)
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$79.3	22.0%	$75.6	22.4%	$3.7	4.9%
EP&S Segment	61.9	17.7%	18.0	11.0%	43.9	243.9%

Total consolidated gross profit	$141.2	19.9%	$93.6	18.7%	$47.6	50.9%

Excluding the $3.0 million benefit from the duty drawback accrual reversal in 2012 and the $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Segment’s gross profit increased $1.8 million. The increase in the Titanium Segment’s gross profit was principally due to higher margin sales mix and higher volumes at our titanium service centers, driven primarily by higher commercial aerospace demand. The Titanium Segment’s gross profit was further benefited by higher sales volumes and flat average costs per pound at $13.99. These improvements were partially offset by lower average realized selling prices and the impact of the electrical transformer fire at our Canton, Ohio facility, which collectively reduced gross profit by $2.1 million.

The increase in the EP&S Segment’s gross profit was primarily attributable to our two recent acquisitions, which benefited gross profit $25.0 million. Additionally, the incremental margins on increased sales volumes for the energy market and commercial aerospace customers, due to increasing oil and gas exploration and aircraft build rates, resulted in an $18.9 million increase in gross profit.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,
	2012		2011
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$38.1	10.6%	$37.5	11.1%	$0.6	1.6%
EP&S Segment	49.9	14.3%	30.2	18.5%	19.7	65.2%

Total consolidated SG&A	$88.0	12.4%	$67.7	13.5%	$20.3	30.0%

The $20.3 million increase in SG&A expenses was primarily related to our two recent acquisitions, which increased SG&A expenses $19.1 million. Additionally, SG&A expenses were impacted by moderate increases in salary, benefit and incentive related expense and higher professional fees. SG&A expenses decreased as a percentage of sales due to the leverage gained through the increase in net sales.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses for the Company were $4.2 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively. This spending, primarily related to our Titanium Segment, reflected the Company’s continued efforts to make productivity and quality improvements to current manufacturing processes, as well as new product development.

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

Operating Income (Loss).    Operating income (loss) for our reportable segments for the years ended December 31, 2012 and 2011 is summarized in the following table:

	Years Ended December 31,
	2012 (as restated)		2011 (as revised)
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$38.7	10.7%	$36.7	10.9%	$2.0	5.4%
EP&S Segment	9.9	2.8%	(12.6)	(7.7)%	22.5	(178.6)%

Total consolidated operating income	$48.6	6.8%	$24.1	4.8%	$24.5	101.7%

Excluding the $3.0 million benefit from the duty drawback accrual reversal in 2012 and $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Segment’s operating income increased $0.1 million. The increase was the result of higher gross profit, due to a higher margin sales mix as well as higher volumes at our titanium service centers, driven primarily by strengthening commercial aerospace demand. Largely offsetting these increases were lower average realized selling prices and the impact of the electrical transformer fire at our Canton, Ohio facility, and the 2011 benefit from asset and asset-related charges (income). Increased SG&A unfavorably impacted the Titanium Segment $0.6 million.

The EP&S Segment’s operating income increased compared to the prior year due to the favorable impact of the two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011. The EP&S Segment’s operating income also benefited from higher sales to the energy and commercial aerospace markets.

Other Income (Expense).    Other income (expense) for the year ended December 31, 2012 was $(0.5) million and was $0.1 million, respectively, for the year ended December 31, 2011. Other income (expense) consisted primarily of foreign exchange gains and losses from our international operations.

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

Provision for (Benefit from) Income Tax (as restated).    We recognized income tax expense of $10.9 million, or 36.1% of pretax income in 2012, compared to $4.3 million, or 50.4% of pretax income in 2011, for federal, state, and foreign income taxes. Our effective income tax rate decreased 14.3 percentage points from 2011, principally due to the effects of adjustments to prior year income taxes and the higher level of pretax income in 2012.

Adjustments to prior years’ income taxes accounted for 15.1 percentage points of the decrease. Non-deductible acquisition costs and compensation together with other miscellaneous items contributed to another 11.8 percentage point reduction. These reductions were partially offset by the effects of foreign operations and state taxes which increased the rate by 12.6 percentage points.

Reconciliation of the 2011 effective income tax rate to the 2012 effective income tax rate:

2011 effective income tax rate	50.4%
Changes in effective income tax rate:
Effects of foreign operations	8.7
State taxes	3.9
Adjustments to prior years’ income taxes	(15.1)
Non-deductible acquisition costs/officer compensation	(7.5)
Other	(4.3)

2012 effective income tax rate	36.1%

Refer to Note 7 to our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2011 and 2010 are summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2011 (as revised)	2010 (as revised)
Titanium Segment	$337.8	$260.1	$77.7	29.9%
EP&S Segment	163.5	146.4	17.1	11.7%

Total consolidated net sales	$501.3	$406.5	$94.8	23.3%

Excluding the $15.4 million payment recognized in 2010 related to the resolution of certain Airbus 2009 contractual obligations, the Titanium Segment’s net sales increased $93.1 million. This increase was primarily the result of an increase in prime mill product shipments to trade customers to 7.7 million pounds in 2011 from 6.6 million pounds in 2010, coupled with an increase in average realized selling prices to $17.53 per pound in 2011 compared to $16.05 per pound in 2010. The increasing build rates by both Boeing and Airbus drove the increased mill product volume. The primary driver for the increase in average realized selling prices was that the 2011 mix combined a higher percentage of flat products which generally carry higher overall prices relative to forged products. Additionally, ferro-alloy net sales increased by $3.5 million due to higher demand from our specialty steel customers. Higher sales volumes at our titanium service centers, driven by increased demand for our titanium products, primarily in the commercial aerospace market, as well as higher demand for our specialty metals products, contributed $69.7 million to the increase, offset by a $5.7 million reduction in titanium service center net sales due to decreases in average realized selling prices.

This increase in the EP&S Segment’s net sales was principally due to increased demand in the commercial aerospace market, led by the Boeing 787 Dreamliner® program, which increased net sales by $24.7 million. Additionally, net sales to our military customers increased $0.6 million due to strong demand from the F-15, F-18, and various helicopter programs. The EP&S Segment also benefited from the acquisition of RTI Advanced Forming, Ltd. in the November 2011 which increased net sales by $2.1 million. These increases were partially offset by a decrease in sales to our energy market customers of $10.3 million, principally due to the slowdown in drilling permitting in the Gulf of Mexico during 2011 and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010.

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2011 and 2010 is summarized in the following table:

	Years Ended December 31,
	2011 (as revised)		2010 (as revised)
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$75.6	22.4%	$49.7	19.1%	$25.9	52.1%
EP&S Segment	18.0	11.0%	22.7	15.5%	(4.7)	(20.7)%

Total consolidated gross profit	$93.6	18.7%	$72.4	17.8%	$21.2	29.3%

Excluding the $15.4 million payment recognized in 2010 related to the resolution of certain Airbus 2009 contractual obligations and the $8.3 million charge in 2010 associated with the disputed Tronox supply contract, the Titanium Segment’s gross profit increased $33.0 million. The increase in the Titanium Segment’s gross profit was primarily due to its ability to control its production costs, as average cost per pound rose to $13.98 per pound in 2011 from $13.45 per pound in 2010, or 3.9%, while average selling price per pound rose 9.2%. Higher volume and a favorable mix helped offset raw material cost pressures during 2011. Furthermore, the Titanium Segment was favorably impacted $0.8 million due to increased ferro-alloy sales to our specialty steel customers. Gross profit at our titanium service centers contributed $13.5 million to the increase, primarily driven by higher customer demand in the commercial aerospace market. These increases were partially offset by a reduction in third-party sales of Titanium Segment-sourced inventory through our EP&S Segment facilities, and a lower margin sales mix and higher operating expenses at our titanium service centers in 2011, which decreased gross profit $2.4 million and $1.6 million, respectively.

The decrease in gross profit for the EP&S Segment was primarily driven by a reduction in sales to our energy market customers, principally due to material delivery delays by our suppliers, the slowdown in permitting in the Gulf of Mexico, and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010, which combined to reduce gross profit by $12.2 million. The decrease was partially offset by improved production efficiencies and delivery performance, resulting in an $7.1 million improvement as EP&S Segment deliveries related to the Boeing 787 Dreamliner® Pi Box program continued to slowly ramp up.

Selling, General, and Administrative Expenses.    SG&A for our reportable segments for the years ended December 31, 2011 and 2010 are summarized in the following table:

	Years Ended December 31,
	2011		2010
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$37.5	11.1%	$31.1	12.0%	$6.4	20.6%
EP&S Segment	30.2	18.5%	29.2	19.9%	1.0	3.4%

Total consolidated SG&A	$67.7	13.5%	$60.3	14.8%	$7.4	12.3%

The decrease in SG&A as a percent of sales was primarily due to the leverage gained through the increase in sales, partially offset by increases in salary, benefit, and incentive-related expenses of $5.3 million driven by increases in our cash incentive compensation program, and acquisition-related expenses of $2.1 million.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses for the Company were $3.4 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively. This spending reflected the Company’s continued efforts to develop advanced titanium products as well as to make productivity and quality improvements to manufacturing processes.

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

Operating Income (Loss).    Operating income (loss) for our reportable segments for the years ended December 31, 2011 and 2010 is summarized in the following table:

	Years Ended December 31,
	2011 (as revised)		2010 (as revised)
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$36.7	10.9%	$21.2	8.2%	$15.5	73.1%
EP&S Segment	(12.6)	(7.7)%	(7.4)	(5.1)%	(5.2)	70.3%

Total consolidated operating income	$24.1	4.8%	$13.8	3.4%	$10.3	74.6%

Excluding the $15.4 million payment recognized in 2010 related to the resolution of certain Airbus 2009 contractual obligations and the $8.3 million charge in 2010 associated with the disputed Tronox supply contract, the Titanium Segment’s operating income increased $22.6 million. The increase was primarily due to higher gross profit, largely due to higher volumes and higher average realized selling prices across the segment, which were partially offset by increased SG&A expenses.

The increase in the EP&S Segment’s operating loss was primarily attributable to a reduction in sales to our energy market customers, principally due to material delivery delays by our suppliers, the slowdown in permitting in the Gulf of Mexico, and delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010. Operating income at the EP&S Segment was further impacted by an increase in SG&A related to higher salary, benefit, and incentive-related expenses.

Other Income (Expense).    Other income (expense) for the years ended December 31, 2011 and 2010 was $0.1 million and $(0.6) million, respectively. Other income (expense) consisted primarily of foreign exchange gains and losses from our international operations.

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

Provision for Income Tax (as revised).    We recognized income tax expense of $4.3 million, or 50.4% of pretax income, in 2011 compared to income tax expense of $8.3 million, or 71.8% of pretax income, in 2010 for federal, state, and foreign income taxes. Our effective income tax rate decreased 21.4 percentage points from 2010, principally due to the effects of foreign operations, state tax effects, and certain items present in 2010 that did not reoccur in 2011.

The effects of foreign operations, which included the impact of lower foreign statutory tax rates, certain statutory allowances, foreign exchange rate movements, and a modest amount of U.S. foreign tax credits, accounted for 28.5 percentage points of the decrease. State tax effects, reflecting changes in the mix of domestic income, normal revisions to state apportionment factors, and favorable adjustments to 2010 tax expense upon filing the 2010 state tax returns contributed to another 18.3 percentage point reduction. Tax reserve adjustments and the repeal of the Medicare subsidy in 2010 contributed a 15.0 percentage point increase. Nondeductible acquisition costs and officer’s compensation increased the year-over-year rate by another 8.7 percentage points.

Reconciliation of the 2010 effective income tax rate to the 2011 effective income tax rate:

2010 effective income tax rate	71.8%
Changes in effective income tax rate:
Effects of foreign operations	(28.5)
State taxes	(18.3)
Tax reserves/law changes	15.0
Non-deductible acquisition costs/officer compensation	8.7
Other	1.7

2011 effective income tax rate	50.4%

Refer to Note 7 to our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.

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

The financial covenants and ratios under our Credit Agreement are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.61 at December 31, 2012. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 14.2 at December 31, 2012. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of December 31, 2012, we were in compliance with our financial covenants under the Credit Agreement.

Cash provided by operating activities.    Cash provided by operating activities for the years ended December 31, 2012 and 2011 was $8.1 million and $14.8 million, respectively. This decrease was primarily due to the increase in raw material inventories of $63.5 million at our Titanium Segment facilities due to a combination of favorable scrap metal pricing and our growing backlog at the end of 2012, as well as increases in work in process inventories at our EP&S Segment facilities of $38.7 million in response to the continued ramp up of the Boeing 787 Dreamliner® Pi Box program. Increases in inventories were offset by increases in net income of $17.1 million, accounts payable of $25.8 million, and depreciation of $18.7 million primarily related to the assets acquired in the Remmele acquisition and assets placed in service at our forging facility in Martinsville, Virginia.

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

Backlog.    Our order backlog for all markets was approximately $565 million as of December 31, 2012, compared to $462 million at December 31, 2011. Of the backlog at December 31, 2012, approximately $504 million is likely to be realized during 2013. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments, and other post-retirement benefit obligations as of December 31, 2012 (in millions):

	Contractual Obligations
	2013	2014	2015	2016	2017	Thereafter	Total
Notes (1)	$6.9	$6.9	$236.9	$—	$—	$—	$250.7
Operating leases (2)	5.4	5.0	4.3	4.0	3.5	4.0	26.2
Capital leases (2)	1.1	1.1	0.6	0.2	0.1	—	3.1

Total contractual obligations	$13.4	$13.0	$241.8	$4.2	$3.6	$4.0	$280.0

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term supply agreements (3)(4)(5)	$116.0	$117.0	$112.6	$116.2	$52.0	$157.5	$671.3
Purchase obligations (6)	76.9	1.0	—	—	—	—	77.9
Standby letters of credit (7)	1.0	—	—	—	—	—	1.0

Total commercial commitments	$193.9	$118.0	$112.6	$116.2	$52.0	$157.5	$750.2

	Pension and Post-Retirement Benefits
	2013	2014	2015	2016	2017	Thereafter	Total
Other post-retirement benefits (8)(9)	$3.0	$3.1	$3.0	$3.1	$3.2	$32.5	$47.9

	Tax Obligations
	2013	2014	2015	2016	2017	Thereafter	Total
Uncertain tax positions (10)	$—	$—	$—	$—	$—	$7.4	$7.4

(1)	Commitments for the Notes include principal and interest payable through the Notes’ maturity. See Note 15 to the Company’s accompanying Consolidated Financial Statements.
(2)	See Note 10 to the Company’s accompanying Consolidated Financial Statements.
(3)	Amounts represent commitments for which contractual terms exceed twelve months.
(4)	In February 2007, the Company entered into a new contract for the long-term supply of titanium sponge, the primary raw material for our Titanium Segment, with a Japanese supplier. This agreement, which began in 2009, runs through 2016 and provides the Company with supply of up to 13.5 million pounds of titanium sponge annually. For the remaining term of this agreement the Company has agreed to purchase a certain minimum of titanium sponge annually, ranging from 7.0 million to 9.0 million pounds. Future obligations were determined based on current prices as prices are negotiated annually. Purchases under the contract are denominated in U.S. Dollars.
(5)	In December 2009, the Company entered into two new contracts with two Japanese suppliers for the long-term supply of titanium sponge for delivery between 2012 and 2021. The contracts provide the Company with the supply of up to 19.2 million pounds of titanium sponge annually. The price of the titanium sponge is fixed, subject to certain underlying input cost adjustments and potential price adjustments based on the Yen to U.S. Dollar exchange rate. Future obligations were determined based on the fixed price and minimum volumes.
(6)	Amounts primarily represent purchase commitments under purchase orders.
(7)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.
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

Of the accounting policies described in Note 4 of our accompanying Consolidated Financial Statements and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of carrying values of accounts receivable, inventories, property, plant, and equipment, intangible assets, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities, and income taxes would be most critical if management estimates were incorrect. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition.    Product and service revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenues are recognized as services are rendered. Revenue under long-term contracts are recorded on a percentage-of-completion method measured on the cost-to-cost basis for construction-type contracts and the units-of-delivery basis for production-type contracts.

Since we had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates are not available for historical periods and it is not practical to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when we believe we would have been able to estimate the remaining revenues and costs, at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered. We will continue to use this methodology until such time as a reliable formal process for estimating total contract revenues and costs is implemented, at which time we will recognize contract revenues in proportion to costs for its ongoing contracts.

Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. No such losses have been recorded at December 31, 2012, 2011, or 2010.

Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

Inventories.    Inventories are valued at cost as determined by the last-in, first out (“LIFO”), first-in, first-out (“FIFO”), and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. At December 31, 2012 and 2011, respectively 54% and 60% of our inventory was valued utilizing the LIFO costing methodology. The remaining inventories are valued at cost determined by a combination of the FIFO and weighted-average cost methods.

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

•

The Fabrication and Titanium Service Center reporting units all exceeded prior year and forecasted results. The Titanium Segment’s performance was slightly below prior year results and approximated forecasted results. The results still exceeded those used in previous two-step impairment tests, and therefore we do not believe that this is an indication of impairment.

Based on the above factors, it was determined that further testing of the recoverability of our goodwill was not required at our Titanium, Fabrication, or Titanium Service Center reporting units.

Concurrent with the acquisition of Remmele, the Medical Device Fabrication reporting unit was formed. Due to the lack of a historical goodwill passing margin, we elected to perform a two-step impairment test rather than a qualitative assessment of the recoverability of goodwill. The results of the two-step impairment test indicated the Medical Device Fabrication reporting unit’s fair value exceeded its carrying value as of October 1, 2012. The fair value was determined using a discounted cash flow analysis using an assumed discount rate of 10%. For further details of our annual goodwill impairment test, refer to Note 4 to the accompanying Consolidated Financial Statements.

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

Our Canadian subsidiary has generated taxable losses totaling $159.0 million. These losses were the result of the underutilization of our facility, which was acquired and expanded primarily for production under a long-term supply agreement. They were not the result of an unfavorable contract or unprofitable per unit production. In 2007, we entered into a long-term agreement with an aircraft manufacturer to be the sole supplier, through our Canadian subsidiary, of critical parts for installation on its signature aircraft through 2021. This signature aircraft has suffered a series of well-publicized delays relating to the manufacturer’s production of the aircraft. Our facility was built for full-rate production of ten ship sets (one ship set represents all the parts for one plane) per month; however, to date we have not produced at a rate exceeding four ship sets per month. The aircraft manufacturer’s current production schedule indicates we will achieve full-rate production of ten ship sets per month in the fourth quarter of 2013.

The signature aircraft remains a strong platform for future growth. At December 31, 2012, the aircraft manufacturer had an order backlog in excess of 800 aircraft, representing over seven years of full-rate production. Successful aircraft, as the signature aircraft is proving itself to be, can generally be expected to be in production for several decades. Our Canadian subsidiary is the single source supplier for these critical parts.

Our contract provides us with several means of reducing our raw material pricing risk. First, the contract provides us access to purchase raw material from the aircraft manufacturer’s enabled suppliers at prices typically favorable to market terms. Second, we may have the ability to pass on pricing fluctuations to the aircraft manufacturer. Third, we have the ability to substitute our own material for that of the enabled supplier. In combination, these provisions provide us the necessary flexibility to mitigate the risk of raw material price fluctuations throughout the life of the contract.

The FASB’s authoritative guidance requires us to balance the negative evidence of recent losses against the positive evidence supporting the net operating loss carry-forwards. The FASB’s authoritative guidance further indicates that cumulative losses are an indicator that is difficult to overcome that tax loss carry-forwards should be impaired. In our judgment, for the reasons identified above, the positive evidence of our firm contract, the backlog of orders for the signature aircraft, and the ongoing ramp-up to full-rate production, significantly mitigate the effect of the cumulative losses and which, on an aggregate basis as of December 31, 2012, are more likely than not sufficient to support the realization of our Canadian net deferred tax asset of $33.3 million. We will continue to regularly review the assumptions underlying this assessment and, to the extent necessary, make adjustments in future periods.

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

2012
Investment Category
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

RTI International Metals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (i) revenue under percentage of completion accounting, (ii) the risk assessment process, (iii) acquisition purchase accounting, (iv) financial reporting controls at a recently acquired business and (v) the annual goodwill impairment analysis existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) revenue under percentage of completion accounting, (ii) the risk assessment process, (iii) acquisition purchase accounting, (iv) financial reporting controls at a recently acquired business and (v) the annual goodwill impairment analysis existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s report on internal control over financial reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2012 consolidated financial statements to correct errors.

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

Pittsburgh, Pennsylvania

February 22, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 3 and the change in the composition of reportable segments discussed in Note 13, and except for the effects of the restatement discussed in Note 2 to the consolidated financial statements and the matter described in the second paragraph of Management’s report on internal control over financial reporting, as to which the date is September 24, 2013

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Net sales	$709,554	$501,288	$406,491
Cost and expenses:
Cost of sales	568,393	407,660	334,126
Selling, general, and administrative expenses	87,986	67,685	60,309
Research, technical, and product development expenses	4,164	3,392	3,256
Asset and asset-related charges (income)	367	(1,501)	(5,012)

Operating income	48,644	24,052	13,812
Other income (expense), net	(501)	56	(622)
Interest income	148	1,151	492
Interest expense	(17,926)	(16,796)	(2,111)

Income before income taxes	30,365	8,463	11,571
Provision for income taxes	10,948	4,269	8,311

Net income attributable to continuing operations	$19,417	$4,194	$3,260

Net income attributable to discontinued operations	1,700	1,838	310

Net income	$21,117	$6,032	$3,570

Earnings per share attributable to continuing operations:
Basic	$0.64	$0.14	$0.11

Diluted	$0.64	$0.14	$0.11

Earnings per share attributable to discontinued operations:
Basic	$0.06	$0.06	$0.01

Diluted	$0.06	$0.06	$0.01

Weighted-average shares outstanding:
Basic	30,127,275	30,017,677	29,916,465

Diluted	30,257,688	30,257,185	30,145,099

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Net income	$21,117	$6,032	$3,570
Other comprehensive income (loss):
Foreign currency translation, net of tax of $1,567, $(1,101) and $3,222	2,558	(1,876)	5,981
Unrealized gain (loss) on investments, net of tax of $0, $(19), and $(8)	—	(35)	(15)
Realized loss on investments net of tax of $4, $0, and $0	8	—	—
Benefit plan amortization, net of tax of $(4,921), $(2,861), and $(2,552)	(8,077)	(4,963)	(4,740)

Other comprehensive income (loss), net of tax	(5,511)	(6,874)	1,226

Comprehensive income (loss)	$15,606	$(842)	$4,796

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012 (as restated)	2011 (as revised)
ASSETS
Current assets:
Cash and cash equivalents	$97,190	$156,842
Short-term investments	—	164,255
Receivables, less allowance for doubtful accounts of $722 and $847	106,578	86,428
Inventories, net	388,957	259,852
Costs in excess of billings	1,841	400
Deferred income taxes	30,632	19,041
Assets of discontinued operations	14,741	16,083
Other current assets	11,270	10,222

Total current assets	651,209	713,123
Property, plant, and equipment, net	375,949	289,375
Marketable securities	—	12,683
Goodwill	135,870	54,483
Other intangible assets, net	56,495	22,576
Deferred income taxes	33,287	27,424
Other noncurrent assets	8,866	8,756

Total assets	$1,261,676	$1,128,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,661	$55,820
Accrued wages and other employee costs	34,096	26,787
Unearned revenues	28,148	19,716
Liabilities of discontinued operations	2,332	4,244
Other accrued liabilities	22,550	20,085

Total current liabilities	178,787	126,652
Long-term debt	198,337	186,981
Liability for post-retirement benefits	45,066	41,388
Liability for pension benefits	20,711	20,830
Deferred income taxes	51,452	13,606
Unearned revenues	13,013	8,115
Other noncurrent liabilities	11,798	8,755

Total liabilities	519,164	406,327

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,136,899 and 30,948,209 shares issued; 30,354,324 and 30,198,780 shares outstanding	311	309
Additional paid-in capital	484,798	479,245
Treasury stock, at cost; 782,575 and 749,249 shares	(18,399)	(17,657)
Accumulated other comprehensive loss	(44,722)	(39,211)
Retained earnings	320,524	299,407

Total shareholders’ equity	742,512	722,093

Total liabilities and shareholders’ equity	$1,261,676	$1,128,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
OPERATING ACTIVITIES:
Net income	$21,117	$6,032	$3,570
Adjustment for non-cash items:
Depreciation and amortization	41,170	22,488	22,111
Asset and asset-related charges (income)	367	(597)	(2,738)
Deferred income taxes, net	1,989	8,097	16,124
Stock-based compensation	4,797	4,599	3,847
Excess tax benefits from stock-based compensation activity	(196)	(302)	(380)
(Gain) loss on disposal of property, plant, and equipment, net	(4)	70	(1,362)
Amortization of debt issuance costs	1,403	1,471	762
Amortization of discount on long-term debt	9,683	8,900	393
Amortization of premiums paid for short-term investments and marketable securities, net	—	2,012	—
Bad debt expense	67	135	193
Changes in assets and liabilities:
Receivables	(3,079)	(32,440)	7,235
Inventories	(107,221)	3,810	(3,708)
Accounts payable	32,133	6,271	2,126
Income taxes payable	3,767	67	223
Unearned revenue	12,343	(2,606)	12,029
Costs in excess of billings	(1,441)	(300)	(85)
Liability for pension benefits	(12,295)	(22,066)	1,618
Other current assets and liabilities, net	(3,287)	5,217	16,376
Other noncurrent assets and liabilities, net	6,753	3,977	(3,126)

Cash provided by operating activities	8,066	14,835	75,208

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(182,811)	(35,812)	—
Maturity/sale of investments	180,808	149,411	45,000
Capital expenditures	(61,538)	(38,845)	(28,632)
Purchase of investments	(4,037)	(309,820)	(234)
Proceeds from disposal of property, plant, and equipment	10	20	4,011

Cash provided by (used in) investing activities	(67,568)	(235,046)	20,145

FINANCING ACTIVITIES:
Proceeds from employee stock activity	729	367	1,096
Excess tax benefits from stock-based compensation activity	196	302	380
Purchase of common stock held in treasury	(742)	(294)	(367)
Borrowings on long-term debt	—	—	230,000
Repayments on long-term debt	(758)	(25)	(37)
Financing fees	(823)	—	(7,249)

Cash provided by (used in) financing activities	(1,398)	350	223,823
Effect of exchange rate changes on cash and cash equivalents	1,248	(248)	1,559

Increase (decrease) in cash and cash equivalents	(59,652)	(220,109)	320,735
Cash and cash equivalents at beginning of period	156,842	376,951	56,216

Cash and cash equivalents at end of period	$97,190	$156,842	$376,951

Supplemental cash flow information:
Cash paid for interest	$7,496	$7,148	$588

Cash paid (refund received) for income taxes	$5,333	$(10,191)	$(8,141)

Non-cash investing and financing activities:
Issuance of common stock for restricted stock awards	$2,028	$1,985	$1,712

Capital leases	$575	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(In thousands, except share and per share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at December 31, 2009 (as revised)	30,010,998	$307	$439,361	$(16,996)	$289,805	$(33,563)	$678,914
Net income (as revised)	—	—	—	—	3,570	—	3,570
Other comprehensive income	—	—	—	—	—	1,226	1,226
Shares issued for directors’ compensation	16,763	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	3,847	—	—	—	3,847
Treasury stock purchased at cost	(14,053)	—	—	(367)	—	—	(367)
Exercise of employee options	62,757	1	1,096	—	—	—	1,097
Forfeiture of restricted stock awards	(7,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	54	—	—	—	54
Shares issued for employee stock purchase plan	5,084	—	131	—	—	—	131
Equity component of convertible debt, net of deferred taxes	—	—	29,788	—	—	—	29,788

Balance at December 31, 2010 (as revised)	30,123,519	$309	$474,277	$(17,363)	$293,375	$(32,337)	$718,261
Net income (as revised)	—	—	—	—	6,032	—	6,032
Other comprehensive loss	—	—	—	—	—	(6,874)	(6,874)
Shares issued for directors’ compensation	14,273	—	—	—	—	—	—
Shares issued for restricted stock award plans	54,665	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	4,599	—	—	—	4,599
Treasury stock purchased at cost	(10,423)	—	—	(294)	—	—	(294)
Exercise of employee options	13,653	—	178	—	—	—	178
Forfeiture of restricted stock awards	(3,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	2	—	—	—	2
Shares issued for employee stock purchase plan	6,893	—	189	—	—	—	189

Balance at December 31, 2011 (as revised)	30,198,780	$309	$479,245	$(17,657)	$299,407	$(39,211)	$722,093
Net income (as restated)	—	—	—	—	21,117	—	21,117
Other comprehensive loss	—	—	—	—	—	(5,511)	(5,511)
Shares issued for directors’ compensation	26,153	—	—	—	—	—	—
Shares issued for restricted stock award plans	56,173	1	—	—	—	—	1
Shares issued for performance award plans	54,315	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,797	—	—	—	4,797
Treasury stock purchased at cost	(29,946)	—	—	(742)	—	—	(742)
Exercise of employee options	41,422	—	494	—	—	—	494
Forfeiture of restricted stock awards	(3,200)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	27	—	—	—	27
Shares issued for employee stock purchase plan	10,627	—	235	—	—	—	235

Balance at December 31, 2012 (as restated)	30,354,324	$311	$484,798	$(18,399)	$320,524	$(44,722)	$742,512

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

On February 13, 2012, the Company completed its acquisition of all of the issued and outstanding common stock of Remmele Holding, Inc. (formerly REI Delaware Holding, Inc.) (“Remmele”), which directly owns all of the issued and outstanding capital stock of RTI Remmele Engineering, Inc. (formerly Remmele Engineering, Inc.) and indirectly owns all of the issued and outstanding capital stock of RTI Remmele Medical, Inc. (formerly REI Medical, Inc.) for total consideration of approximately $185.4 million, including approximately $182.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. Remmele provides precision machining and collaborative engineering, as well as other key technologies and services, for the aerospace and defense and medical device sectors. The acquisition broadens the Company’s product offerings and provides access to new markets. Refer to Note 5 for additional information on this acquisition.

Effective January 1, 2013, the Company conducts business in two segments: the Titanium Segment and the Engineered Products and Services Segment. The new structure better reflects the Company’s transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns its resources to support the Company’s long-term growth strategy.

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; Hermitage, Pennsylvania; Martinsville, Virginia; Garden Grove, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steelmaking customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Engineered Products and Services Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Engineered Products and Services Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and subassemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Engineered Products and Services Segment utilizes the Titanium Segment as its primary source of titanium mill products.

Note 2—RESTATEMENTS AND REVISIONS:

The Company historically recognized revenues for certain of its long-term contracts upon the delivery of products or the performance of services. In July 2013, the Company undertook a review of these contracts, and determined that for certain of these contracts this treatment was incorrect, and a project-based accounting model would be more appropriate. This amended filing presents the Consolidated Financial Statements as if these contracts were accounted for using the percentage-of-completion accounting model under Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, as well as other related adjustments. ASC 605-35 requires that management continually update estimates of projected revenues and costs for each contract to determine the appropriate amount of revenue and costs to recognize in each period. For certain contracts, since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates are not available for historical periods and it is not practicable to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when the Company believed it would have been able to estimate its remaining revenues and costs at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered. The effects of the restatement on the Consolidated Financial Statements as previously filed for the year ended December 31, 2012, the revisions to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010 and the impact of recasting the restated or revised amounts for the respective periods for the disposition of RTI Pierce Spafford in April 2013 are presented below:

	Year Ended December 31, 2012
Consolidated Statement of Operations	As Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$738,608	$567	$739,175	$(29,621)	$709,554
Cost of sales	588,077	4,331	592,408	(24,015)	568,393
Operating income	55,030	(3,764)	51,266	(2,622)	48,644
Income before taxes	36,768	(3,764)	33,004	(2,639)	30,365
Provision for income taxes	12,253	(1,366)	11,887	(939)	10,948
Net income attributable to continuing operations	23,515	(2,398)	21,117	(1,700)	19,417
Net income attributable to discontinued operations, net of tax	—	—	—	1,700	1,700
Net income	23,515	(2,398)	21,117	—	21,117
Earnings per share attributable to continuing operations:
Basic	$0.78	$(0.08)	$0.70	$(0.06)	$0.64
Diluted	$0.77	$(0.08)	$0.69	$(0.06)	$0.64
Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.06	$0.06
Diluted	$—	$—	$—	$0.06	$0.06

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Year Ended December 31, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Consolidated Statement of Operations
Net Sales	$529,679	$1,750	$531,429	$(30,141)	$501,288
Cost of sales	429,007	2,559	431,566	(23,906)	407,660
Operating income	27,761	(809)	26,952	(2,900)	24,052
Income before income taxes	12,135	(809)	11,326	(2,863)	8,463
Provision for income taxes	5,583	(289)	5,294	(1,025)	4,269
Net income attributable to continuing operations	6,552	(520)	6,032	(1,838)	4,194
Net income attributable to discontinued operations, net of tax	—	—	—	1,838	1,838
Net income	6,552	(520)	6,032	—	6,032
Earnings per share attributable to continuing operations:
Basic	$0.22	$(0.02)	$0.20	$(0.06)	$0.14
Diluted	$0.22	$(0.02)	$0.20	$(0.06)	$0.14
Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.06	$0.06
Diluted	$—	$—	$—	$0.06	$0.06

	Year Ended December 31, 2010
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Consolidated Statement of Operations
Net Sales	$431,793	$(3,571)	$428,222	$(21,731)	$406,491
Cost of sales	355,908	(3,809)	352,099	(17,973)	334,126
Operating income	14,061	238	14,299	(487)	13,812
Income before income taxes	11,820	238	12,058	(487)	11,571
Provision for income taxes	8,403	85	8,488	(177)	8,311
Net income attributable to continuing operations	3,417	153	3,570	(310)	3,260
Net income attributable to discontinued operations, net of tax	—	—	—	310	310
Net income	3,417	153	3,570	—	3,570
Earnings per share attributable to continuing operations:
Basic	$0.11	0.01	$0.12	$(0.01)	$0.11
Diluted	$0.11	$0.01	$0.12	$(0.01)	$0.11
Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01
Diluted	$—	$—	$—	$0.01	$0.01

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	At December 31, 2012
Consolidated Balance Sheet	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations Adjustment	Currently Reported
Receivables	$108,767	$—	$108,767	$(2,189)	$106,578
Inventories, net	405,289	(5,208)	400,081	(11,124)	388,957
Cost in excess of billings	—	1,841	1,841	—	1,841
Deferred income taxes	28,899	1,733	30,632	—	30,632
Assets of discontinued operations	—	—	—	14,741	14,741
Other current assets	10,709	561	11,270	—	11,270
Total current assets	650,854	(1,073)	649,781	1,428	651,209
Property, plant and equipment, net	375,996	—	375,996	(47)	375,949
Goodwill	137,251	—	137,251	(1,381)	135,870
Other noncurrent assets	5,844	3,022	8,866	—	8,866
Total assets	1,259,727	1,949	1,261,676	—	1,261,676
Accounts payable	93,656	—	93,656	(1,995)	91,661
Accrued wages and other employment costs	34,433	—	34,433	(337)	34,096
Unearned revenues	26,164	1,984	28,148	—	28,148
Liabilities of discontinued operations	—	—	—	2,332	2,332
Total current liabilities	176,803	1,984	178,787	—	178,787
Unearned revenues	9,991	3,022	13,013	—	13,013
Total liabilities	514,158	5,006	519,164	—	519,164
Retained earnings	323,581	(3,057)	320,524	—	320,524
Total shareholders’ equity	745,569	(3,057)	742,512	—	742,512
Total liabilities and shareholders’ equity	1,259,727	1,949	1,261,676	—	1,261,676

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	At December 31, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Consolidated Balance Sheet
Receivables, net	$89,359	$—	$89,359	$(2,931)	$86,428
Inventories, net	275,059	(3,495)	271,564	(11,712)	259,852
Costs in excess of billings	—	400	400	—	400
Deferred income taxes	18,674	367	19,041	—	19,041
Other current assets	9,932	290	10,222	—	10,222
Assets of discontinued operations	—	—	—	16,083	16,083
Total current assets	714,121	(2,438)	711,683	1,440	713,123
Property, plant, and equipment, net	289,434	—	289,434	(59)	289,375
Goodwill	55,864	—	55,864	(1,381)	54,483
Other noncurrent assets	5,173	3,583	8,756	—	8,756
Total assets	1,127,275	1,145	1,128,420	—	1,128,420
Accounts payable	59,591	—	59,591	(3,771)	55,820
Accrued wages and other employee costs	27,260	—	27,260	(473)	26,787
Liabilities of discontinued operations	—	—	—	4,244	4,244
Unearned revenues — current	21,495	(1,779)	19,716	—	19,716
Total current liabilities	128,431	(1,779)	126,652	—	126,652
Unearned revenues — noncurrent	4,532	3,583	8,115	—	8,115
Total liabilities	404,523	1,804	406,327	—	406,327
Retained earnings	300,066	(659)	299,407	—	299,407
Total shareholders’ equity	722,752	(659)	722,093	—	722,093
Total liabilities and shareholders’ equity	1,127,275	1,145	1,128,420	—	1,128,420

	Year Ended December 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected
Consolidated Statement of Cash Flows (1)
Operating activities:
Net income	$23,515	$(2,398)	$21,117
Adjustment for non-cash items included in net income:
Deferred income taxes	3,355	(1,366)	1,989
Changes in assets and liabilities:
Inventories	(108,934)	1,713	(107,221)
Unearned revenue	9,141	3,202	12,343
Cost in excess of billings	—	(1,441)	(1,441)
Other current assets and liabilities	(3,016)	(271)	(3,287)
Other noncurrent assets and liabilities	6,192	561	6,753

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Year Ended December 31, 2011
	Previously Reported	Revision Adjustment	As Revised
Consolidated Statement of Cash Flows (1)
Operating activities:
Net income	$6,552	$(520)	$6,032
Adjustment for non-cash items included in net income:
Deferred income taxes	8,386	(289)	8,097
Changes in assets and liabilities:
Inventories	160	3,650	3,810
Unearned revenue	180	(2,786)	(2,606)
Cost in excess of billings	—	(300)	(300)
Other current assets and liabilities	5,262	(45)	5,217
Other noncurrent assets and liabilities	3,687	290	3,977

	Year Ended December 31, 2010
	Previously Reported	Revision Adjustment	As Revised
Consolidated Statement of Cash Flows (1)
Operating activities:
Net income	$3,417	$153	$3,570
Adjustment for non-cash items included in net income:
Deferred income taxes	16,039	85	16,124
Changes in assets and liabilities:
Inventories	(2,972)	(736)	(3,708)
Unearned revenue	7,328	4,701	12,029
Cost in excess of billings	—	(85)	(85)
Other current assets and liabilities	16,621	(245)	16,376
Other noncurrent assets and liabilities	747	(3,873)	(3,126)

(1):	The Company does not present cash flows from discontinued operations, consistent with ASC 230, Statement of Cash Flows

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The effects of the restatements or revisions, as indicated, and the effects of reporting RTI Pierce Spafford as a discontinued operation, as applicable, on the Condensed Consolidated Financial Statements for each of the interim periods in the years ended December 31, 2012 and 2011 are presented below:

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net Sales	$162,850	$(810)	$162,040	$(8,281)	$153,759
Cost and Expenses:
Cost of sales	127,145	897	128,042	(6,600)	121,442
Selling, general, and administrative expenses	21,622	—	21,622	(789)	20,833
Research, technical, and product development expenses	1,065	—	1,065		1,065

Operating income	13,018	(1,707)	11,311	(892)	10,419
Other income, net	(268)	—	(268)		(268)
Interest income	82	—	82		82
Interest expense	(4,278)	—	(4,278)		(4,278)

Income before income taxes	8,554	(1,707)	6,847	(892)	5,955
Provision for income taxes	2,929	(586)	2,343	(321)	2,022

Net income attributable to continuing operations	5,625	(1,121)	4,504	(571)	3,933

Net income attributable to discontinued operations, net of tax	—	—	—	571	571

Net income	$5,625	$(1,121)	$4,504	$—	$4,504

Earnings per share attributable to continuing operations:
Basic	$0.19	$(0.04)	$0.15	$(0.02)	$0.13

Diluted	$0.19	$(0.04)	$0.15	$(0.02)	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$0.02	$0.02

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$190,277	$1,971	$192,248	$(7,968)	$184,280
Cost and expenses:
Cost of sales	153,781	2,997	156,778	(6,471)	150,307
Selling, general and administrative expenses	23,458	—	23,458	(780)	22,678
Research, technical, and product development expenses	1,104	—	1,104	—	1,104

Operating income	11,934	(1,026)	10,908	(717)	10,191
Other income, net	570	—	570	—	570
Interest income	33	—	33	—	33
Interest expense	(4,209)	—	(4,209)	—	(4,209)

Income before income taxes	8,328	(1,026)	7,302	(717)	6,585
Provision for income taxes	3,165	(382)	2,783	(264)	2,519

Net income attributable to continuing operations	5,163	(644)	4,519	(453)	4,066
Net income attributable to discontinued operations, net of tax	—	—	—	453	453

Net income	$5,163	$(644)	$4,519	$—	$4,519

Earnings per share attributable to continuing operations:
Basic	$0.17	$(0.02)	$0.15	$(0.01)	$0.13

Diluted	$0.17	$(0.02)	$0.15	$(0.01)	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$0.01	$0.01

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$353,127	$1,161	$354,288	$(16,249)	$338,039
Cost and expenses:
Cost of sales	280,926	3,894	284,820	(13,071)	271,749
Selling, general and administrative expenses	45,080	—	45,080	(1,569)	43,511
Research, technical, and product development expenses	2,169	—	2,169	—	2,169

Operating income	24,952	(2,733)	22,219	(1,609)	20,610
Other income, net	302	—	302	—	302
Interest income	115	—	115	—	115
Interest expense	(8,487)	—	(8,487)	—	(8,487)

Income before income taxes	16,882	(2,733)	14,149	(1,609)	12,540
Provision for income taxes	6,094	(968)	5,126	(585)	4,541

Net income attributable to continuing operations	10,788	(1,765)	9,023	(1,024)	7,999
Net income attributable to discontinued operations, net of tax	—	—	—	1,024	1,024

Net income	$10,788	$(1,765)	$9,023	$—	$9,023

Earnings per share attributable to continuing operations:
Basic	$0.36	$(0.06)	$0.30	$(0.03)	$0.26

Diluted	$0.36	$(0.06)	$0.30	$(0.03)	$0.26

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.03	$0.03

Diluted	$—	$—	$—	$0.03	$0.03

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$189,075	$439	$189,514	$(7,228)	$182,286
Cost and expenses:
Cost of sales	151,128	3,689	154,817	(5,941)	148,876
Selling, general and administrative expenses	22,434	—	22,434	(709)	21,725
Research, technical, and product development expenses	1,012	—	1,012	—	1,012
Asset and asset-related charges	1,617	—	1,617	—	1,617

Operating income	12,884	(3,250)	9,634	(578)	9,056
Other income, net	32	—	32	(16)	16
Interest income	18	—	18	—	18
Interest expense	(4,708)	—	(4,708)	—	(4,708)

Income before income taxes	8,226	(3,250)	4,976	(594)	4,382
Provision for income taxes	2,601	(1,049)	1,552	(205)	1,347

Net income attributable to continuing operations	5,625	(2,201)	3,424	(389)	3,035
Net income attributable to discontinued operations, net of tax	—	—	—	389	389

Net income	$5,625	$(2,201)	$3,424	$—	$3,424

Earnings per share attributable to continuing operations:
Basic	$0.19	$(0.07)	$0.12	$(0.01)	$0.10

Diluted	$0.19	$(0.07)	$0.12	$(0.01)	$0.10

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$0.01	$0.01

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$542,202	$1,600	$543,802	$(23,477)	$520,325
Cost and expenses:
Cost of sales	432,054	7,583	439,637	(19,012)	420,625
Selling, general and administrative expenses	67,514	—	67,514	(2,278)	65,236
Research, technical, and product development expenses	3,181	—	3,181	—	3,181
Asset and asset-related charges	1,617	—	1,617	—	1,617

Operating income	37,836	(5,983)	31,853	(2,187)	29,666
Other income, net	334	—	334	(16)	318
Interest income	133	—	133	—	133
Interest expense	(13,195)	—	(13,195)	—	(13,195)

Income before income taxes	25,108	(5,983)	19,125	(2,203)	16,922
Provision for income taxes	8,695	(2,017)	6,678	(790)	5,888

Net income attributable to continuing operations	16,413	(3,966)	12,447	(1,413)	11,034
Net income attributable to discontinued operations, net of tax	—	—	—	1,413	1,413

Net income	$16,413	$(3,966)	$12,447	$—	$12,447

Earnings per share attributable to continuing operations:
Basic	$0.54	$(0.13)	$0.41	$(0.05)	$0.37

Diluted	$0.54	$(0.13)	$0.41	$(0.05)	$0.36

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.05	$0.05

Diluted	$—	$—	$—	$0.05	$0.05

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2011
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$120,850	$(1,139)	$119,711	$(7,911)	$111,800
Cost and expenses:
Cost of sales	94,845	(58)	94,787	(6,299)	88,488
Selling, general and administrative expenses	17,458	—	17,458	(907)	16,551
Research, technical, and product development expenses	632	—	632	—	632
Asset and asset-related charges	(1,501)	—	(1,501)	—	(1,501)

Operating income	9,416	(1,081)	8,335	(705)	7,630
Other income, net	(569)	—	(569)	47	(522)
Interest income	225	—	225	—	225
Interest expense	(4,300)	—	(4,300)	—	(4,300)

Income before income taxes	4,772	(1,081)	3,691	(658)	3,033
Provision for income taxes	2,430	(658)	1,772	(236)	1,536

Net income attributable to continuing operations	2,342	(423)	1,919	(422)	1,497
Net income attributable to discontinued operations, net of tax	—	—	—	422	422

Net income	$2,342	$(423)	$1,919	$—	$1,919

Earnings per share attributable to continuing operations:
Basic	$0.08	$(0.01)	$0.06	$(0.01)	$0.05

Diluted	$0.08	$(0.01)	$0.06	$(0.01)	$0.05

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$0.01	$0.01

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2011
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$123,213	$2,900	$126,113	$(8,106)	$118,007
Cost and expenses:
Cost of sales	98,624	1,536	100,160	(6,336)	93,824
Selling, general and administrative expenses	17,618	—	17,618	(807)	16,811
Research, technical, and product development expenses	890	—	890	—	890

Operating income	6,081	1,364	7,445	(963)	6,482
Other income, net	133	—	133	—	133
Interest income	355	—	355	—	355
Interest expense	(4,250)	—	(4,250)	—	(4,250)

Income before income taxes	2,319	1,364	3,683	(963)	2,720
Provision for income taxes	191	757	948	(345)	603

Net income attributable to continuing operations	2,128	607	2,735	(618)	2,117
Net income attributable to discontinued operations, net of tax	—	—	—	618	618

Net income	$2,128	$607	$2,735	$—	$2,735

Earnings per share attributable to continuing operations:
Basic	$0.07	$0.02	$0.09	$(0.02)	$0.07

Diluted	$0.07	$0.02	$0.09	$(0.02)	$0.07

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$0.02	$0.02

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Net sales	$244,063	$1,761	$245,824	$(16,017)	$229,807
Cost and expenses:
Cost of sales	193,469	1,478	194,947	(12,635)	182,312
Selling, general and administrative expenses	35,076	—	35,076	(1,714)	33,362
Research, technical, and product development expenses	1,522	—	1,522	—	1,522
Asset and asset-related charges	(1,501)	—	(1,501)	—	(1,501)

Operating income	15,497	283	15,780	(1,668)	14,112
Other income, net	(436)	—	(436)	47	(389)
Interest income	580	—	580	—	580
Interest expense	(8,550)	—	(8,550)	—	(8,550)

Income before income taxes	7,091	283	7,374	(1,621)	5,753
Provision for income taxes	2,621	99	2,720	(581)	2,139

Net income attributable to continuing operations	4,470	184	4,654	(1,040)	3,614
Net income attributable to discontinued operations, net of tax	—	—	—	1,040	1,040

Net income	$4,470	$184	$4,654	$—	$4,654

Earnings per share attributable to continuing operations:
Basic	$0.15	$0.01	$0.15	$(0.03)	$0.12

Diluted	$0.15	$0.01	$0.15	$(0.03)	$0.12

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.03	$0.03

Diluted	$—	$—	$—	$0.03	$0.03

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Net sales	$143,671	$676	$144,347	$(7,494)	$136,853
Cost and expenses:
Cost of sales	118,665	1,291	119,956	(5,954)	114,002
Selling, general and administrative expenses	16,388	—	16,388	(772)	15,616
Research, technical, and product development expenses	925	—	925	—	925

Operating income	7,693	(615)	7,078	(768)	6,310
Other income, net	198	—	198	—	198
Interest income	331	—	331	—	331
Interest expense	(4,173)	—	(4,173)	—	(4,173)

Income before income taxes	4,049	(615)	3,434	(768)	2,666
Provision for income taxes	1,982	(208)	1,774	(275)	1,499

Net income attributable to continuing operations	2,067	(407)	1,660	(493)	1,167
Net income attributable to discontinued operations, net of tax	—	—	—	493	493

Net income	$2,067	$(407)	$1,660	$—	$1,660

Earnings per share attributable to continuing operations:
Basic	$0.07	$(0.01)	$0.05	$(0.02)	$0.04

Diluted	$0.07	$(0.01)	$0.05	$(0.02)	$0.04

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$0.02	$0.02

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Net sales	$387,734	$2,437	$390,171	$(23,511)	$366,660
Cost and expenses:
Cost of sales	312,134	2,769	314,903	(18,589)	296,314
Selling, general and administrative expenses	51,464	—	51,464	(2,486)	48,978
Research, technical, and product development expenses	2,447	—	2,447	—	2,447
Asset and asset-related charges	(1,501)	—	(1,501)	—	(1,501)

Operating income	23,190	(332)	22,858	(2,436)	20,422
Other income, net	(238)	—	(238)	47	(191)
Interest income	911	—	911	—	911
Interest expense	(12,723)	—	(12,723)	—	(12,723)

Income before income taxes	11,140	(332)	10,808	(2,389)	8,419
Provision for income taxes	4,603	(109)	4,494	(856)	3,638

Net income attributable to continuing operations	6,537	(223)	6,314	(1,533)	4,781
Net income attributable to discontinued operations, net of tax	—	—	—	1,533	1,533

Net income	$6,537	$(223)	$6,314	$—	$6,314

Earnings per share attributable to continuing operations:
Basic	$0.22	$(0.01)	$0.21	$(0.05)	$0.16

Diluted	$0.22	$(0.01)	$0.21	$(0.05)	$0.16

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.05	$0.05

Diluted	$—	$—	$—	$0.05	$0.05

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$117,872	$—	$117,872	$—	$117,872
Receivables, less allowance for doubtful accounts of $936	107,177	—	107,177	(4,014)	103,163
Inventories, net	327,922	(5,073)	322,849	(13,125)	309,724
Costs in excess of billings	—	4	4	—	4
Deferred income taxes	19,395	953	20,348	—	20,348
Assets of discontinued operations	—	—	—	18,598	18,598
Other current assets	10,975	316	11,291	(22)	11,269

Total current assets	583,341	(3,800)	579,541	1,437	580,978
Property, plant, and equipment, net	361,520	—	361,520	(56)	361,464
Goodwill	140,236	—	140,236	(1,381)	138,855
Other intangible assets, net	59,527	—	59,527	—	59,527
Deferred income taxes	29,111	—	29,111	—	29,111
Other noncurrent assets	4,972	3,504	8,476	—	8,476

Total assets	$1,178,707	$(296)	$1,178,411	$—	$1,178,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,463	$—	$68,463	$(3,626)	$64,837
Accrued wages and other employee costs	19,878	—	19,878	(188)	19,690
Unearned revenues	40,889	(2,020)	38,869	—	38,869
Liabilities of discontinued operations	—	—	—	3,879	3,879
Other accrued liabilities	21,833	—	21,833	(65)	21,768

Total current liabilities	151,063	(2,020)	149,043	—	149,043
Long-term debt	191,189	—	191,189	—	191,189
Liability for post-retirement benefits	41,806	—	41,806	—	41,806
Liability for pension benefits	15,097	—	15,097	—	15,097
Deferred income taxes	38,209	—	38,209	—	38,209
Unearned revenues	—	3,504	3,504	—	3,504
Other noncurrent liabilities	8,895	—	8,895	—	8,895

Total liabilities	446,259	1,484	447,743	—	447,743

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,066,254 shares issued; 30,286,870 shares outstanding	311	—	311	—	311
Additional paid-in capital	480,653	—	480,653	—	480,653
Treasury stock, at cost; 779,375 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(35,808)	—	(35,808)	—	(35,808)
Retained earnings	305,691	(1,780)	303,911	—	303,911

Total shareholders’ equity	732,448	(1,780)	730,668	—	730,668

Total liabilities and shareholders’ equity	$1,178,707	$(296)	$1,178,411	$—	$1,178,411

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$99,525	$—	$99,525	$—	$99,525
Receivables, less allowance for doubtful accounts of $967	107,455	—	107,455	(3,698)	103,757
Inventories, net	349,432	(6,680)	342,752	(12,501)	330,251
Costs in excess of billings	—	250	250	—	250
Deferred income taxes	19,332	1,335	20,667	—	20,667
Assets of discontinued operations	—	—	—	17,633	17,633
Other current assets	12,900	369	13,269	—	13,269

Total current assets	588,644	(4,726)	583,918	1,434	585,352
Property, plant, and equipment, net	365,788	—	365,788	(53)	365,735
Marketable securities	—	—	—	—	—
Goodwill	140,211	—	140,211	(1,381)	138,830
Other intangible assets, net	58,251	—	58,251	—	58,251
Deferred income taxes	29,239	—	29,239	—	29,239
Other noncurrent assets	5,407	3,385	8,792	—	8,792

Total assets	$1,187,540	$(1,341)	$1,186,199	$—	$1,186,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,278	$—	$64,278	$(3,194)	$61,084
Accrued wages and other employee costs	25,135	—	25,135	(264)	24,871
Unearned revenues	42,056	(2,302)	39,754	—	39,754
Liabilities of discontinued operations	—	—	—	3,494	3,494
Other accrued liabilities	21,716	—	21,716	(36)	21,680

Total current liabilities	153,185	(2,302)	150,883	—	150,883
Long-term debt	193,727	—	193,727	—	193,727
Liability for post-retirement benefits	42,000	—	42,000	—	42,000
Liability for pension benefits	13,402	—	13,402	—	13,402
Deferred income taxes	38,817	—	38,817	—	38,817
Unearned revenues	—	3,385	3,385	—	3,385
Other noncurrent liabilities	8,969	—	8,969	—	8,969

Total liabilities	450,100	1,083	451,183	—	451,183

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,097,449 shares issued; 30,314,874 shares outstanding	311	—	311	—	311
Additional paid-in capital	481,855	—	481,855	—	481,855
Treasury stock, at cost; 782,575 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(37,181)	—	(37,181)	—	(37,181)
Retained earnings	310,854	(2,424)	308,430	—	308,430

Total shareholders’ equity	737,440	(2,424)	735,016	—	735,016

Total liabilities and shareholders’ equity	$1,187,540	$(1,341)	$1,186,199	$—	$1,186,199

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$73,389	$—	$73,389	$—	$73,389
Short-term investments	3,998	—	3,998	—	3,998
Receivables, less allowance for doubtful accounts of $909	117,455	—	117,455	(3,207)	114,248
Inventories, net	378,218	(9,279)	368,939	(12,161)	356,778
Costs in excess of billings	—	750	750	—	750
Deferred income taxes	19,644	2,383	22,027	—	22,027
Assets of discontinued operations	—	—	—	16,799	16,799
Other current assets	10,725	435	11,160	—	11,160

Total current assets	603,429	(5,711)	597,718	1,431	599,149
Property, plant, and equipment, net	367,818	—	367,818	(50)	367,768
Goodwill	138,247	—	138,247	(1,381)	136,866
Other intangible assets, net	57,664	—	57,664	—	57,664
Deferred income taxes	32,197	—	32,197	—	32,197
Other noncurrent assets	5,113	3,240	8,353	—	8,353

Total assets	$1,204,468	$(2,471)	$1,201,997	$—	$1,201,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,079	$—	$70,079	$(2,913)	$67,166
Accrued wages and other employee costs	29,730	—	29,730	(285)	29,445
Unearned revenues	38,633	(1,086)	37,547	—	37,547
Liabilities of discontinued operations	—	—	—	3,198	3,198
Other accrued liabilities	27,458	—	27,458	—	27,458

Total current liabilities	165,900	(1,086)	164,814	—	164,814
Long-term debt	196,079	—	196,079	—	196,079
Liability for post-retirement benefits	42,220	—	42,220	—	42,220
Liability for pension benefits	2,555	—	2,555	—	2,555
Deferred income taxes	38,731	—	38,731	—	38,731
Unearned revenues	—	3,240	3,240	—	3,240
Other noncurrent liabilities	8,908	—	8,908	—	8,908

Total liabilities	454,393	2,154	456,547	—	456,547
Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,106,934 shares issued; 30,324,359 shares outstanding	311	—	311	—	311
Additional paid-in capital	483,156	—	483,156	—	483,156
Treasury stock, at cost; 782,575 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(31,472)	—	(31,472)	—	(31,472)
Retained earnings	316,479	(4,625)	311,854	—	311,854

Total shareholders’ equity	750,075	(4,625)	745,450	—	745,450

Total liabilities and shareholders’ equity	$1,204,468	$(2,471)	$1,201,997	$—	$1,201,997

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2011
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$276,154	$—	$276,154	$—	$276,154
Short-term investments	38,892	—	38,892	—	38,892
Receivables, less allowance for doubtful accounts of $461	76,499	—	76,499	(3,748)	72,751
Inventories, net	269,402	161	269,563	(8,511)	261,052
Costs in excess of billings	—	112	112	—	112
Deferred income taxes	22,928	736	23,664	—	23,664
Assets of discontinued operations	—	—	—	13,724	13,724
Other current assets	13,933	239	14,172	(16)	14,156

Total current assets	697,808	1,248	699,056	1,449	700,505
Property, plant, and equipment, net	261,331	—	261,331	(68)	261,263
Marketable securities	48,779	—	48,779	—	48,779
Goodwill	42,205	—	42,205	(1,381)	40,824
Other intangible assets, net	14,219	—	14,219	—	14,219
Deferred income taxes	23,537	—	23,537	—	23,537
Other noncurrent assets	5,977	3,820	9,797	—	9,797

Total assets	$1,093,856	$5,068	$1,098,924	$—	$1,098,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,105	$—	$36,105	$(4,173)	$31,932
Accrued wages and other employee costs	15,230	—	15,230	(244)	14,986
Unearned revenues	26,020	1,810	27,830	—	27,830
Liabilities of discontinued operations	—	—	—	4,551	4,551
Other accrued liabilities	29,290	—	29,290	(134)	29,156

Total current liabilities	106,645	1,810	108,455	—	108,455
Long-term debt	180,269	—	180,269	—	180,269
Liability for post-retirement benefits	40,277	—	40,277	—	40,277
Liability for pension benefits	28,504	—	28,504	—	28,504
Deferred income taxes	3,102	—	3,102	—	3,102
Unearned revenues	—	3,820	3,820	—	3,820
Other noncurrent liabilities	8,569	—	8,569	—	8,569

Total liabilities	367,366	5,630	372,996	—	372,996

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,917,846 shares issued; 30,172,675 shares outstanding	309	—	309	—	309
Additional paid-in capital	475,779	—	475,779	—	475,779
Treasury stock, at cost; 745,171 shares	(17,646)	—	(17,646)	—	(17,646)
Accumulated other comprehensive loss	(27,808)	—	(27,808)	—	(27,808)
Retained earnings	295,856	(562)	295,294	—	295,294

Total shareholders’ equity	726,490	(562)	725,928	—	725,928

Total liabilities and shareholders’ equity	$1,093,856	$5,068	$1,098,924	$—	$1,098,924

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$228,313	$—	$228,313	$—	$228,313
Short-term investments	63,590	—	63,590	—	63,590
Receivables, less allowance for doubtful accounts of $447	66,211	—	66,211	(3,803)	62,408
Inventories, net	259,241	(1,168)	258,073	(7,805)	250,268
Costs in excess of billings	—	—	—	—	—
Deferred income taxes	22,950	(20)	22,930	—	22,930
Assets of discontinued operations	—	—	—	13,062	13,062
Other current assets	11,952	265	12,217	(8)	12,209

Total current assets	652,257	(923)	651,334	1,446	652,780
Property, plant, and equipment, net	266,144	—	266,144	(65)	266,079
Marketable securities	92,440	—	92,440	—	92,440
Goodwill	42,215	—	42,215	(1,381)	40,834
Other intangible assets, net	13,965	—	13,965	—	13,965
Deferred income taxes	24,909	—	24,909	—	24,909
Other noncurrent assets	5,600	3,754	9,354	—	9,354

Total assets	$1,097,530	$2,831	$1,100,361	$—	$1,100,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,036	$—	$34,036	$(2,944)	$31,092
Accrued wages and other employee costs	18,799	—	18,799	(266)	18,533
Unearned revenues	22,889	(968)	21,921	—	21,921
Liabilities of discontinued operations	—	—	—	3,467	3,467
Other accrued liabilities	28,479	—	28,479	(257)	28,222

Total current liabilities	104,203	(968)	103,235	—	103,235
Long-term debt	182,462	—	182,462	—	182,462
Liability for post-retirement benefits	40,859	—	40,859	—	40,859
Liability for pension benefits	27,604	—	27,604	—	27,604
Deferred income taxes	3,169	—	3,169	—	3,169
Unearned revenues	—	3,754	3,754	—	3,754
Other noncurrent liabilities	8,527	—	8,527	—	8,527

Total liabilities	366,824	2,786	369,610	—	369,610

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,933,721 shares issued; 30,188,550 shares outstanding	309	—	309	—	309
Additional paid-in capital	476,948	—	476,948	—	476,948
Treasury stock, at cost; 745,171 shares	(17,646)	—	(17,646)	—	(17,646)
Accumulated other comprehensive loss	(26,889)	—	(26,889)	—	(26,889)
Retained earnings	297,984	45	298,029	—	298,029

Total shareholders’ equity	730,706	45	730,751	—	730,751

Total liabilities and shareholders’ equity	$1,097,530	$2,831	$1,100,361	$—	$1,100,361

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$189,741	$—	$189,741	$—	$189,741
Short-term investments	76,587	—	76,587	—	76,587
Receivables, less allowance for doubtful accounts of $760	87,883	—	87,883	(3,355)	84,528
Inventories, net	257,049	(2,634)	254,415	(10,147)	244,268
Costs in excess of billings	—	—	—	—	—
Deferred income taxes	19,974	187	20,161	—	20,161
Assets of discontinued operations	—	—	—	14,945	14,945
Other current assets	14,663	271	14,934	—	14,934

Total current assets	645,897	(2,176)	643,721	1,443	645,164
Property, plant, and equipment, net	268,056	—	268,056	(62)	267,994
Marketable securities	89,479	—	89,479	—	89,479
Goodwill	41,305	—	41,305	(1,381)	39,924
Other intangible assets, net	12,829	—	12,829	—	12,829
Deferred income taxes	23,611	—	23,611	—	23,611
Other noncurrent assets	5,228	3,675	8,903	—	8,903

Total assets	$1,086,405	$1,499	$1,087,904	$—	$1,087,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,960	$—	$53,960	$(4,742)	$49,218
Accrued wages and other employee costs	20,978	—	20,978	(293)	20,685
Unearned revenues	18,234	(1,814)	16,420	—	16,420
Liabilities of discontinued operations	—	—	—	5,069	5,069
Other accrued liabilities	19,831	—	19,831	(34)	19,797

Total current liabilities	113,003	(1,814)	111,189	—	111,189
Long-term debt	184,695	—	184,695	—	184,695
Liability for post-retirement benefits	41,128	—	41,128	—	41,128
Liability for pension benefits	7,153	—	7,153	—	7,153
Deferred income taxes	5,441	—	5,441	—	5,441
Unearned revenues	—	3,675	3,675	—	3,675
Other noncurrent liabilities	8,538	—	8,538	—	8,538

Total liabilities	359,958	1,861	361,819	—	361,819

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,935,132 shares issued; 30,187,961 shares outstanding	309	—	309	—	309
Additional paid-in capital	478,025	—	478,025	—	478,025
Treasury stock, at cost; 747,171 shares	(17,646)	—	(17,646)	—	(17,646)
Accumulated other comprehensive loss	(34,292)	—	(34,292)	—	(34,292)
Retained earnings	300,051	(362)	299,689	—	299,689

Total shareholders’ equity	726,447	(362)	726,085	—	726,085

Total liabilities and shareholders’ equity	$1,086,405	$1,499	$1,087,904	$—	$1,087,904

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2012
	Previously Reported	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$5,625	$(1,121)	$4,504
Adjustment for non-cash items included in net income:
Depreciation and amortization	8,734	—	8,734
Deferred income taxes	(1,915)	(586)	(2,501)
Stock-based compensation	1,378	—	1,378
Excess tax benefits from stock-based compensation activity	(61)	—	(61)
Amortization of discount on long-term debt	2,352	—	2,352
Other	(68)	—	(68)

Changes in assets and liabilities:
Receivables	4,750	—	4,750
Inventories	(31,130)	1,578	(29,552)
Accounts payable	5,504	—	5,504
Income taxes payable	1,659	—	1,659
Unearned revenue	8,230	(320)	7,910
Cost in excess of billings	—	396	396
Other current assets and liabilities	(14,430)	(26)	(14,456)
Other assets and liabilities	(3,587)	79	(3,508)

Cash used in operating activities	(12,959)	—	(12,959)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	(185,633)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(17,128)	—	(17,128)
Purchase of investments	(38)	—	(38)

Cash used in investing activities	(25,990)	—	(25,990)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	120	—	120
Excess tax benefits from stock-based compensation activity	61	—	61
Purchase of common stock held in treasury	(742)	—	(742)
Borrowings on long-term debt	(97)	—	(97)

Cash used in financing activities	(658)	—	(658)

Effect of exchange rate changes on cash and cash equivalents	637	—	637

Decrease in cash and cash equivalents	(38,970)	—	(38,970)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$117,872	$—	$117,872

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$10,788	$(1,765)	$9,023
Adjustment for non-cash items included in net income:
Depreciation and amortization	18,957	—	18,957
Asset and asset-related charges (income)	—	—	—
Deferred income taxes	(2,025)	(968)	(2,993)
Stock-based compensation	2,518	—	2,518
Excess tax benefits from stock-based compensation activity	(66)	—	(66)
(Gain) loss on sale of property, plant and equipment	(74)	—	(74)
Amortization of discount on long-term debt	4,738	—	4,738
Other	758	—	758

Changes in assets and liabilities:
Receivables	2,904	—	2,904
Inventories	(54,089)	3,185	(50,904)
Accounts payable	4,172	—	4,172
Income taxes payable	5,117	—	5,117
Unearned revenue	9,526	(721)	8,805
Cost in excess of billings	—	150	150
Liability for pension benefits	—	—	—
Other current assets and liabilities	(13,154)	(79)	(13,233)
Other assets and liabilities	(4,279)	198	(4,081)

Cash used in operating activities	(14,209)	—	(14,209)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	(185,633)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(34,901)	—	(34,901)
Purchase of investments	(38)	—	(38)
Proceeds from disposal of property, plant, and equipment	—	—	—

Cash used in investing activities	(43,763)	—	(43,763)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	211	—	211
Excess tax benefits from stock-based compensation activity	66	—	66
Purchase of common stock held in treasury	(742)	—	(742)
Borrowings on long-term debt	—	—	—
Repayments on long-term debt	(298)	—	(298)
Financing fees	—	—	—

Cash used in financing activities	(763)	—	(763)

Effect of exchange rate changes on cash and cash equivalents	1,418	—	1,418

Decrease in cash and cash equivalents	(57,317)	—	(57,317)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$99,525	$—	$99,525

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2012
	Previously Reported	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$16,413	$(3,966)	$12,447
Adjustment for non-cash items included in net income:
Depreciation and amortization	29,405	—	29,405
Asset and asset-related charges (income)	1,617	—	1,617
Deferred income taxes	(2,860)	(2,017)	(4,877)
Stock-based compensation	3,658	—	3,658
Excess tax benefits from stock-based compensation activity	(100)	—	(100)
Amortization of discount on long-term debt	7,192	—	7,192
Other	675	—	675

Changes in assets and liabilities:
Receivables	(11,799)	—	(11,799)
Inventories	(81,086)	5,785	(75,301)
Accounts payable	10,424	—	10,424
Income taxes payable	8,893	—	8,893
Unearned revenue	11,581	350	11,931
Cost in excess of billings	—	(350)	(350)
Other current assets and liabilities	(6,844)	(145)	(6,989)
Other assets and liabilities	(13,442)	343	(13,099)

Cash used in operating activities	(26,273)	—	(26,273)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(182,811)	—	(182,811)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(47,879)	—	(47,879)
Purchase of investments	(4,037)	—	(4,037)

Cash used in investing activities	(57,918)	—	(57,918)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	335	—	335
Excess tax benefits from stock-based compensation activity	100	—	100
Purchase of common stock held in treasury	(742)	—	(742)
Repayments on long-term debt	(543)	—	(543)

Cash used in financing activities	(850)	—	(850)

Effect of exchange rate changes on cash and cash equivalents	1,588	—	1,588

Decrease in cash and cash equivalents	(83,453)	—	(83,453)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$73,389	$—	$73,389

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2011
	Previously Reported	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$2,342	$(423)	$1,919
Adjustment for non-cash items included in net income:
Depreciation and amortization	5,582	—	5,582
Asset and asset-related charges (income)	(597)	—	(597)
Deferred income taxes	(1,233)	(658)	(1,891)
Stock-based compensation	1,402	—	1,402
Excess tax benefits from stock-based compensation activity	(102)	—	(102)
(Gain) loss on sale of property, plant and equipment	47	—	47
Amortization of discount on long-term debt	2,166	—	2,166
Other	116	—	116

Changes in assets and liabilities:
Receivables	(19,479)	—	(19,479)
Inventories	1,522	(6)	1,516
Accounts payable	(6,640)	—	(6,640)
Income taxes payable	(87)	—	(87)
Unearned revenue	(3,445)	1,040	(2,405)
Cost in excess of billings	—	(12)	(12)
Other current assets and liabilities	(2,395)	6	(2,389)
Other noncurrent assets and liabilities	(2,974)	53	(2,921)

Cash used in operating activities	(23,775)	—	(23,775)

INVESTING ACTIVITIES:
Maturity/sale of investments	5,000	—	5,000
Capital expenditures	(10,137)	—	(10,137)
Purchase of investments	(72,612)	—	(72,612)

Cash used in investing activities	(77,749)	—	(77,749)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	154	—	154
Excess tax benefits from stock-based compensation activity	102	—	102
Purchase of common stock held in treasury	(283)	—	(283)
Repayments on long-term debt	(3)	—	(3)

Cash used in financing activities	(30)	—	(30)

Effect of exchange rate changes on cash and cash equivalents	757	—	757

Decrease in cash and cash equivalents	(100,797)	—	(100,797)
Cash and cash equivalents at beginning of period	376,951	—	376,951

Cash and cash equivalents at end of period	$276,154	$—	$276,154

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011
	Previously Reported	Revision Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$4,470	$184	$4,654
Adjustment for non-cash items included in net income:
Depreciation and amortization	11,279	—	11,279
Asset and asset-related charges (income)	(597)	—	(597)
Deferred income taxes	(2,547)	99	(2,448)
Stock-based compensation	2,502	—	2,502
Excess tax benefits from stock-based compensation activity	(263)	—	(263)
(Gain) loss on sale of property, plant and equipment	39	—	39
Amortization of discount on long-term debt	4,361	—	4,361
Other	(122)	—	(122)

Changes in assets and liabilities:
Receivables	(9,069)	—	(9,069)
Inventories	12,501	1,323	13,824
Accounts payable	(10,345)	—	(10,345)
Income taxes payable	(81)	—	(81)
Unearned revenue	(6,779)	(1,805)	(8,584)
Cost in excess of billings	—	100	100
Other current assets and liabilities	2,040	(20)	2,020
Other noncurrent assets and liabilities	(2,169)	119	(2,050)

Cash provided by operating activities	5,220	—	5,220

INVESTING ACTIVITIES:
Maturity/sale of investments	19,079	—	19,079
Capital expenditures	(18,646)	—	(18,646)
Purchase of investments	(154,772)	—	(154,772)

Cash used in investing activities	(154,339)	—	(154,339)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	201	—	201
Excess tax benefits from stock-based compensation activity	263	—	263
Purchase of common stock held in treasury	(283)	—	(283)
Repayments on long-term debt	(5)	—	(5)

Cash provided by financing activities	176	—	176

Effect of exchange rate changes on cash and cash equivalents	305	—	305

Decrease in cash and cash equivalents	(148,638)	—	(148,638)
Cash and cash equivalents at beginning of period	376,951	—	376,951

Cash and cash equivalents at end of period	$228,313	$—	$228,313

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2011
	Previously Reported	Revision Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$6,537	$(223)	$6,314
Adjustment for non-cash items included in net income:
Depreciation and amortization	16,697	—	16,697
Asset and asset-related charges (income)	(597)	—	(597)
Deferred income taxes	2,268	(109)	2,159
Stock-based compensation	3,528	—	3,528
Excess tax benefits from stock-based compensation activity	(263)	—	(263)
(Gain) loss on sale of property, plant and equipment	65	—	65
Amortization of discount on long-term debt	6,613	—	6,613
Deferred financing cost writedown	—	—	—
Amortization of premiums paid for short-term investments	1,595	—	1,595
Other	(197)	—	(197)

Changes in assets and liabilities:
Receivables	(32,428)	—	(32,428)
Inventories	12,415	2,789	15,204
Accounts payable	9,241	—	9,241
Income taxes payable	(18)	—	(18)
Unearned revenue	(10,919)	(2,729)	(13,648)
Cost in excess of billings	—	100	100
Other current assets and liabilities	(6,862)	(26)	(6,888)
Other noncurrent assets and liabilities	(21,182)	198	(20,984)

Cash used in operating activities	(13,507)	—	(13,507)

INVESTING ACTIVITIES:
Maturity/sale of investments	53,454	—	53,454
Capital expenditures	(25,954)	—	(25,954)
Purchase of investments	(200,846)	—	(200,846)
Proceeds from disposal of property, plant, and equipment	—	—	—

Cash used in investing activities	(173,346)	—	(173,346)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	252	—	252
Excess tax benefits from stock-based compensation activity	263	—	263
Purchase of common stock held in treasury	(283)	—	(283)
Repayments on long-term debt	(25)	—	(25)

Cash provided by financing activities	207	—	207

Effect of exchange rate changes on cash and cash equivalents	(564)	—	(564)

Decrease in cash and cash equivalents	(187,210)	—	(187,210)
Cash and cash equivalents at beginning of period	376,951	—	376,951

Cash and cash equivalents at end of period	$189,741	$—	$189,741

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The effects of the restatement or revision (as noted) and the effects of reporting RTI Pierce Spafford as a discontinued operation (as applicable) on the Condensed Consolidating Financial Statements of RTI International Metals, Inc, its subsidiaries that guarantee its obligations under the Notes and its non-guaranteeing subsidiaries for each of the interim periods in the years ended December 31, 2012 and 2011 are presented below:

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$99,717	$116,796	$112,963	$95,074	$(58,111)	$(58,111)	$154,569	$153,759
Cost of sales.	—	—	81,749	96,311	96,907	83,242	(58,111)	(58,111)	120,545	121,442
Selling, general, and administrative expenses	(102)	(102)	6,689	9,013	14,246	11,922	—	—	20,833	20,833
Research, technical, and product development expenses.	95	95	816	930	154	40	—	—	1,065	1,065
Asset and asset-related charges (income)	—	—	—	—	—	—	—	—	—	—
Goodwill Impairment	—	—	—	—	—	—	—	—	—	—

Operating income.	7	7	10,463	10,542	1,656	(130)	—	—	12,126	10,419
Other income (expense), net	(13)	(13)	280	280	(535)	(535)	—	—	(268)	(268)
Interest income (expense), net	(4,014)	(4,014)	174	138	(356)	(320)	—	—	(4,196)	(4,196)
Equity in earnings of subsidiaries	8,018	6,897	1,444	1,444	1,203	1,203	(10,665)	(9,544)	—	—

Income before taxes.	3,998	2,877	12,361	12,404	1,968	218	(10,665)	(9,544)	7,662	5,955
Provision for (benefit from) income taxes	(1,056)	(1,056)	3,042	3,030	622	48	—	—	2,608	2,022

Net income attributable to continuing operations.	5,054	3,933	9,319	9,374	1,346	170	(10,665)	(9,544)	5,054	3,933
Net income attributable to discontinued operations, net of tax.	571	571	—	—	571	571	(571)	(571)	571	571

Net income	$5,625	$4,504	$9,319	$9,374	$1,917	$741	$(11,236)	$(10,115)	$5,625	$4,504

Comprehensive income	$9,028	$7,907	$10,378	$10,433	$4,109	$2,933	$(14,487)	$(13,366)	$9,028	$7,907

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$148,017	$148,017	$98,455	$92,458	$(56,195)	$(56,195)	$190,277	$184,280
Cost of sales.	—	—	127,484	127,484	82,492	79,018	(56,195)	(56,195)	153,781	150,307
Selling, general, and administrative expenses	(933)	(933)	14,635	14,635	9,756	8,976	—	—	23,458	22,678
Research, technical, and product development expenses.	—	—	1,208	1,208	(104)	(104)	—	—	1,104	1,104
Asset and asset-related charges (income)	—	—	—	—	—	—	—	—	—	—
Goodwill Impairment	—	—	—	—	—	—	—	—	—	—

Operating income.	933	933	4,690	4,690	6,311	4,568	—	—	11,934	10,191
Other income (expense), net	(32)	(32)	1	—	601	602	—	—	570	570
Interest income (expense), net	(3,903)	(3,903)	(15)	(15)	(258)	(258)	—	—	(4,176)	(4,176)
Equity in earnings of subsidiaries	5,328	4,231	—	2,512	—	413	(5,328)	(7,156)	—	—

Income before taxes.	2,326	1,229	4,676	7,187	6,654	5,325	(5,328)	(7,156)	8,328	6,585
Provision for (benefit from) income taxes	(2,837)	(2,837)	2,926	2,926	3,076	2,430	—	—	3,165	2,519

Net income attributable to continuing operations.	5,163	4,066	1,750	4,261	3,578	2,895	(5,328)	(7,156)	5,163	4,066
Net income attributable to discontinued operations, net of tax.	—	453	—	—	—	453	—	(453)	—	453

Net income	$5,163	$4,519	$1,750	$4,261	$3,578	$3,348	$(5,328)	$(7,609)	$5,163	$4,519

Comprehensive income	$3,790	$3,146	$2,801	$5,312	$1,001	$771	$(3,802)	$(6,083)	$3,790	$3,146

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$247,734	$247,734	$219,699	$204,611	$(114,306)	$(114,306)	$353,127	$338,039
Cost of sales.	—	—	209,233	209,233	185,999	176,822	(114,306)	(114,306)	280,926	271,749
Selling, general, and administrative expenses	(1,035)	(1,035)	21,324	21,324	24,791	23,222	—	—	45,080	43,511
Research, technical, and product development expenses.	95	95	2,024	2,024	50	50	—	—	2,169	2,169
Asset and asset-related charges (income)	—	—	—	—	—	—	—	—	—	—
Goodwill Impairment	—	—	—	—	—	—	—	—	—	—

Operating income.	940	940	15,153	15,153	8,859	4,517	—	—	24,952	20,610
Other income (expense), net	(45)	(45)	281	281	66	66	—	—	302	302
Interest income (expense), net	(7,917)	(7,917)	159	159	(614)	(614)	—	—	(8,372)	(8,372)
Equity in earnings of subsidiaries	13,917	11,128	—	3,956	—	1,616	(13,917)	(16,700)	—	—

Income before taxes.	6,895	4,106	15,593	19,549	8,311	5,585	(13,917)	(16,700)	16,882	12,540
Provision for (benefit from) income taxes	(3,893)	(3,893)	5,968	5,968	4,019	2,466	—	—	6,094	4,541

Net income attributable to continuing operations.	10,788	7,999	9,625	13,581	4,292	3,119	(13,917)	(16,700)	10,788	7,999
Net income attributable to discontinued operations, net of tax.	—	1,024	—	—	—	1,024	—	(1,024)	—	1,024

Net income	$10,788	$9,023	$9,625	$13,581	$4,292	$4,143	$(13,917)	$(17,724)	$10,788	$9,023

Comprehensive income	$12,818	$11,053	$11,735	$15,691	$3,907	$3,758	$(15,642)	$(19,449)	$12,818	$11,053

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2012

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$131,132	$131,132	$110,148	$103,359	$(52,205)	$(52,205)	$189,075	$182,286
Cost and expenses:
Cost of sales	—	—	114,706	114,706	88,627	86,375	(52,205)	(52,205)	151,128	148,876
Selling, general, and administrative expenses	(1,442)	$(1,442)	12,048	12,048	11,828	11,119	—	—	22,434	21,725
Research, technical, and product development expenses	—	—	1,000	1,000	12	12	—	—	1,012	1,012
Asset and asset-related charges (income)	—	—	1,617	1,617	—	—	—	—	1,617	1,617

Operating income	1,442	1,442	1,761	1,761	9,681	5,853	—	—	12,884	9,056
Other income (expense), net	(3)	(3)	20	20	15	(1)	—	—	32	16
Interest income (expense), net	(4,358)	(4,358)	36	36	(368)	(368)	—	—	(4,690)	(4,690)
Equity in earnings of subsidiaries	7,460	4,870	—	1,231	—	374	(7,460)	(6,475)	—	—

Income before taxes	4,541	1,951	1,817	3,048	9,328	5,858	(7,460)	(6,475)	8,226	4,382
Provision for (benefit from) income taxes	(1,084)	(1,084)	705	705	2,980	1,726	—	—	2,601	1,347

Net income attributable to continuing operations	5,625	3,035	1,112	2,343	6,348	4,132	(7,460)	(6,475)	5,625	3,035
Net income attributable to discontinued operations, net of tax	—	389	—	—	—	389	—	(389)	—	389

Net income	$5,625	$3,424	$1,112	$2,343	$6,348	$4,521	$(7,460)	$(6,864)	$5,625	$3,424

Comprehensive income	$11,334	$9,133	$2,163	$3,394	$10,856	$9,029	$(13,019)	$(12,423)	$11,334	$9,133

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2012

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Restated	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$378,866	$378,866	$329,847	$307,970	$(166,511)	$(166,511)	$542,202	$520,325
Cost and expenses:
Cost of sales	—	—	323,939	323,939	274,626	263,197	(166,511)	(166,511)	432,054	420,625
Selling, general, and administrative expenses	(2,477)	(2,477)	33,372	33,372	36,619	34,341	—	—	67,514	65,236
Research, technical, and product development expenses	95	95	3,024	3,024	62	62	—	—	3,181	3,181
Asset and asset-related charges (income)	—	—	1,617	1,617	—	—	—	—	1,617	1,617

Operating income	2,382	2,382	16,914	16,914	18,540	10,370	—	—	37,836	29,666
Other income (expense), net	(48)	(48)	301	301	81	65	—	—	334	318
Interest income (expense), net	(12,275)	(12,275)	195	195	(982)	(982)	—	—	(13,062)	(13,062)
Equity in earnings of subsidiaries	21,377	15,998	—	5,185	—	1,990	(21,377)	(23,173)	—	—

Income before taxes	11,436	6,057	17,410	22,595	17,639	11,443	(21,377)	(23,173)	25,108	16,922
Provision for (benefit from) income taxes	(4,977)	(4,977)	6,673	6,673	6,999	4,192	—	—	8,695	5,888

Net income attributable to continuing operations	16,413	11,034	10,737	15,922	10,640	7,251	(21,377)	(23,173)	16,413	11,034
Net income attributable to discontinued operations, net of tax	—	1,413	—	—	—	1,413	—	(1,413)	—	1,413

Net income	$16,413	$12,447	$10,737	$15,922	$10,640	$8,664	$(21,377)	$(24,586)	$16,413	$12,447

Comprehensive income	$24,152	$20,186	$13,898	$19,083	$14,763	$12,787	$(28,661)	$(31,870)	$24,152	$20,186

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2011

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$78,922	$78,922	$82,102	$73,052	$(40,174)	$(40,174)	$120,850	$111,800
Cost and expenses:
Cost of sales	—	—	64,652	64,652	70,367	64,010	(40,174)	(40,174)	94,845	88,488
Selling, general, and administrative expenses	(415)	(415)	5,800	5,800	12,073	11,166	—	—	17,458	16,551
Research, technical, and product development expenses	—	—	632	632	—	—	—	—	632	632
Asset and asset-related charges (income)	—	—	—	—	(1,501)	(1,501)	—	—	(1,501)	(1,501)

Operating income	415	415	7,838	7,838	1,163	(623)	—	—	9,416	7,630
Other income (expense), net	(17)	(17)	(71)	(71)	(481)	(434)	—	—	(569)	(522)
Interest income (expense), net	(4,201)	(4,201)	363	363	(237)	(237)	—	—	(4,075)	(4,075)
Equity in earnings of subsidiaries	5,599	4,754	—	2,343	—	155	(5,599)	(7,252)	—	—

Income before taxes	1,796	951	8,130	10,473	445	(1,139)	(5,599)	(7,252)	4,772	3,033
Provision for (benefit from) income taxes	(546)	(546)	2,854	2,854	122	(772)	—	—	2,430	1,536

Net income attributable to continuing operations	2,342	1,497	5,276	7,619	323	(367)	(5,599)	(7,252)	2,342	1,497
Net income attributable to discontinued operations, net of tax	—	422		—		422		(422)		422

Net income	$2,342	$1,919	$5,276	$7,619	$323	$55	$(5,599)	$(7,674)	$2,342	$1,919

Comprehensive income	$6,871	$6,448	$5,981	$8,324	$4,028	$3,760	$(10,009)	$(12,084)	$6,871	$6,448

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2011

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$82,096	$82,096	$84,802	$79,596	$(43,685)	$(43,685)	$123,213	$118,007
Cost and expenses:
Cost of sales	—	—	68,359	68,359	73,950	69,150	(43,685)	(43,685)	98,624	93,824
Selling, general, and administrative expenses	(150)	(150)	5,869	5,869	11,899	11,092	—	—	17,618	16,811
Research, technical, and product development expenses	—	—	798	798	92	92	—	—	890	890
Asset and asset-related charges (income)	—	—	—	—	—	—	—	—	—	—

Operating income	150	150	7,070	7,070	(1,139)	(738)	—	—	6,081	6,482
Other income (expense), net	(16)	(16)	37	37	112	112	—	—	133	133
Interest income (expense), net	(4,138)	(4,138)	504	504	(261)	(261)	—	—	(3,895)	(3,895)
Equity in earnings of subsidiaries	4,832	4,821	—	2,886	—	(792)	(4,832)	(6,915)	—	—

Income before taxes	828	817	7,611	10,497	(1,288)	(1,679)	(4,832)	(6,915)	2,319	2,720
Provision for (benefit from) income taxes	(1,300)	(1,300)	2,854	2,854	(1,363)	(951)	—	—	191	603

Net income attributable to continuing operations	2,128	2,117	4,757	7,643	75	(728)	(4,832)	(6,915)	2,128	2,117
Net income attributable to discontinued operations, net of tax	—	618	—	—	—	618	—	(618)	—	618

Net income	$2,128	$2,735	$4,757	$7,643	$75	$(110)	$(4,832)	$(7,533)	$2,128	$2,735

Comprehensive income	$3,047	$3,654	$5,638	$8,524	$(40)	$(225)	$(5,598)	$(8,299)	$3,047	$3,654

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2011

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Net Sales	$—	$—	$161,018	$161,018	$166,904	$152,648	$(83,859)	$(83,859)	$244,063	$229,807
Cost and expenses:
Cost of sales	—	—	133,011	133,011	144,317	133,160	(83,859)	(83,859)	193,469	182,312
Selling, general, and administrative expenses	(565)	(565)	11,669	11,669	23,972	22,258	—	—	35,076	33,362
Research, technical, and product development expenses	—	—	1,430	1,430	92	92	—	—	1,522	1,522
Asset and asset-related charges (income)	—	—	—	—	(1,501)	(1,501)	—	—	(1,501)	(1,501)

Operating income	565	565	14,908	14,908	24	(1,361)	—	—	15,497	14,112
Other income (expense), net	(33)	(33)	(34)	(34)	(369)	(322)	—	—	(436)	(389)
Interest income (expense), net	(8,339)	(8,339)	867	867	(498)	(498)	—	—	(7,970)	(7,970)
Equity in earnings of subsidiaries	10,431	9,575	—	5,229	—	(637)	(10,431)	(14,167)	—	—

Income before taxes	2,624	1,768	15,741	20,970	(843)	(2,818)	(10,431)	(14,167)	7,091	5,753
Provision for (benefit from) income taxes	(1,846)	(1,846)	5,708	5,708	(1,241)	(1,723)	—	—	2,621	2,139

Net income attributable to continuing operations	4,470	3,614	10,033	15,262	398	(1,095)	(10,431)	(14,167)	4,470	3,614
Net income attributable to discontinued operations, net of tax	—	1,040	—	—	—	1,040	—	(1,040)	—	1,040

Net income	$4,470	$4,654	$10,033	$15,262	$398	$(55)	$(10,431)	$(15,207)	$4,470	$4,654

Comprehensive income	$3,047	$10,102	$5,638	$16,848	$(40)	$3,535	$(5,598)	$(20,383)	$3,047	$10,102

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2011

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Net Sales	$—	$—	$97,118	$97,118	$95,330	$88,512	$(48,777)	$(48,777)	$143,671	$136,853
Cost and expenses:
Cost of sales	—	—	85,942	85,942	81,500	76,837	(48,777)	(48,777)	118,665	114,002
Selling, general, and administrative expenses	(793)	(793)	5,707	5,707	11,474	10,702	—	—	16,388	15,616
Research, technical, and product development expenses	—	—	874	874	51	51	—	—	925	925
Asset and asset-related charges (income)	—	—	—	—	—	—	—	—	—	—

Operating income	793	793	4,595	4,595	2,305	922	—	—	7,693	6,310
Other income (expense), net	(39)	(39)	34	34	203	203	—	—	198	198
Interest income (expense), net	(4,074)	(4,074)	479	479	(247)	(247)	—	—	(3,842)	(3,842)
Equity in earnings of subsidiaries	4,179	3,279	—	(351)	—	(280)	(4,179)	(2,648)	—	—

Income before taxes	859	(41)	5,108	4,757	2,261	598	(4,179)	(2,648)	4,049	2,666
Provision for (benefit from) income taxes	(1,208)	(1,208)	2,465	2,465	725	242	—	—	1,982	1,499

Net income attributable to continuing operations	2,067	1,167	2,643	2,292	1,536	356	(4,179)	(2,648)	2,067	1,167
Net income attributable to discontinued operations, net of tax	—	493	—	—	—	493	—	(493)	—	493

Net income	$2,067	$1,660	$2,643	$2,292	$1,536	$849	$(4,179)	$(3,141)	$2,067	$1,660

Comprehensive income	$(5,336)	$(5,743)	$3,436	$3,085	$(6,676)	$(7,363)	$3,240	$4,278	$(5,336)	$(5,743)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2011

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Net Sales	$—	$—	$258,136	$258,136	$262,234	$241,160	$(132,636)	$(132,636)	$387,734	$366,660
Cost and expenses:
Cost of sales	—	—	218,953	218,953	225,817	209,997	(132,636)	(132,636)	312,134	296,314
Selling, general, and administrative expenses	(1,358)	(1,358)	17,376	17,376	35,446	32,960	—	—	51,464	48,978
Research, technical, and product development expenses	—	—	2,304	2,304	143	143	—	—	2,447	2,447
Asset and asset-related charges (income)	—	—	—	—	(1,501)	(1,501)	—	—	(1,501)	(1,501)

Operating income	1,358	1,358	19,503	19,503	2,329	(439)	—	—	23,190	20,422
Other income (expense), net	(72)	(72)	—	—	(166)	(119)	—	—	(238)	(191)
Interest income (expense), net	(12,413)	(12,413)	1,346	1,346	(745)	(745)	—	—	(11,812)	(11,812)
Equity in earnings of subsidiaries	14,610	12,854	—	4,879	—	(917)	(14,610)	(16,816)	—	—

Income before taxes.	3,483	1,727	20,849	25,728	1,418	(2,220)	(14,610)	(16,816)	11,140	8,419
Provision for (benefit from) income taxes	(3,054)	(3,054)	8,173	8,173	(516)	(1,481)	—	—	4,603	3,638

Net income attributable to continuing operations	6,537	4,781	12,676	17,555	1,934	(739)	(14,610)	(16,816)	6,537	4,781
Net income attributable to discontinued operations, net of tax	—	1,533	—	—	—	1,533	—	(1,533)	—	1,533

Net income	$6,537	$6,314	$12,676	$17,555	$1,934	$794	$(14,610)	$(18,349)	$6,537	$6,314

Comprehensive income	$4,582	$4,359	$15,055	$19,934	$(2,688)	$(3,828)	$(12,367)	$(16,106)	$4,582	$4,359

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

March 31, 2012

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	98,277	$109,419	$19,595	$8,453	$—	$—	$117,872	$117,872
Short term investments	—	—		—	—	—	—	—	—	—
Receivables, net	209	209	62,508	77,874	83,678	64,298	(39,218)	(39,218)	107,177	103,163
Inventories, net	—	—	147,461	168,134	180,461	141,590	—	—	327,922	309,724
Costs in excess of billings	—	—	—	—	—	4	—	—	—	4
Deferred income taxes	17,177	17,177	1,400	2,098	818	1,073	—	—	19,395	20,348
Assets of discontinued operations	—	—	—	—	—	18,598	—	—	—	18,598
Other current assets	5,737	5,737	1,770	4,496	5,395	2,963	(1,927)	(1,927)	10,975	11,269

Total current assets	23,123	23,123	311,416	362,021	289,947	236,979	(41,145)	(41,145)	583,341	580,978
Property, plant, and equipment, net	634	634	232,227	296,407	128,659	64,423	—	—	361,520	361,464
Marketable Securities	—	—	—	—	—	—	—	—	—	—
Goodwill	—	—	18,097	102,202	122,139	36,653	—	—	140,236	138,855
Other intangible assets, net	—	—	—	37,079	59,527	22,448	—	—	59,527	59,527
Deferred income taxes	—	—	25,995	25,995	29,897	29,897	(26,781)	(26,781)	29,111	29,111
Other noncurrent assets	4,329	4,329	36	201	607	3,946	—	—	4,972	8,476
Intercompany investments	952,885	951,105	71,231	22,840	180	2,621	(1,024,296)	(976,566)	—	—

Total assets	$980,971	$979,191	$659,002	$846,745	$630,956	$396,967	$(1,092,222)	$(1,044,492)	$1,178,707	$1,178,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$1,111	$41,118	$48,077	$65,447	$54,862	$(39,213)	$(39,213)	$68,463	$64,837
Accrued wages and other employee costs	3,160	3,160	6,738	11,248	9,980	5,282	—	—	19,878	19,690
Billings in excess of costs	—	—	—	—	—	—	—	—	—	—
Unearned revenue	—	—	15	798	40,874	38,071	—	—	40,889	38,869
Liabilities of discontinued operations	—	—	—	—	—	3,879	—	—	—	3,879
Other accrued liabilities	6,711	6,711	8,424	10,752	8,630	6,237	(1,932)	(1,932)	21,833	21,768

Total current liabilities	10,982	10,982	56,295	70,875	124,931	108,331	(41,145)	(41,145)	151,063	149,043
Long-term debt	189,313	189,313	20	1,876	1,856	0	—	—	191,189	191,189
Intercompany debt	—	—	104,286	113,669	107,440	98,057	(211,726)	(211,726)	—	—
Liability for post-retirement benefits	—	—	41,806	41,806	—	—	—	—	41,806	41,806
Liability for pension benefits	6,227	6,227	8,193	8,193	677	677	—	—	15,097	15,097
Deferred income taxes	36,748	36,748	—	24,628	28,242	3,614	(26,781)	(26,781)	38,209	38,209
Unearned revenue	—	—	—	—	—	3,504	—	—	—	3,504
Other noncurrent liabilities	5,253	5,253	3,464	3,464	199	199	(21)	(21)	8,895	8,895

Total liabilities	248,523	248,523	214,064	264,511	263,345	214,382	(279,673)	(279,673)	446,259	447,743

Shareholders’ equity	732,448	730,668	444,938	582,234	367,611	182,585	(812,549)	(764,819)	732,448	730,668

Total liabilities and shareholders’ equity	$980,971	$979,191	$659,002	$846,745	$630,956	$396,967	$(1,092,222)	$(1,044,492)	$1,178,707	$1,178,411

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	92,864	$92,864	$6,661	$6,661	$—	$—	$99,525	$99,525
Short term investments	—	—	—	—	—	—	—	—	—	—
Receivables, net	162	162	76,198	76,198	64,383	60,685	(33,288)	(33,288)	107,455	103,757
Inventories, net	—	—	178,140	178,140	171,292	152,111	—	—	349,432	330,251
Costs in excess of billings	—	—	—	—	—	250	—	—	—	250
Deferred income taxes	17,177	17,177	2,098	2,098	57	1,392	—	—	19,332	20,667
Assets of discontinued operations	—	—	—	—	—	17,633	—	—	—	17,633
Other current assets	4,271	4,271	4,565	4,565	4,064	4,433	—	—	12,900	13,269

Total current assets	21,610	21,610	353,865	353,865	246,457	243,165	(33,288)	(33,288)	588,644	585,352
Property, plant, and equipment, net	543	543	301,438	301,438	63,807	63,754	—	—	365,788	365,735
Marketable Securities	—	—	—	—	—	—	—	—	—	—
Goodwill	—	—	102,202	102,202	38,009	36,628	—	—	140,211	138,830
Other intangible assets, net	—	—	36,436	36,436	21,815	21,815	—	—	58,251	58,251
Deferred income taxes	—	—	25,314	25,314	30,750	30,750	(26,825)	(26,825)	29,239	29,239
Other noncurrent assets	4,768	4,768	201	201	438	3,823	—	—	5,407	8,792
Intercompany investments	962,343	959,919	71,231	25,350	180	3,034	(1,033,754)	(988,303)	—	—

Total assets	$989,264	$986,840	$890,687	$844,806	$401,456	$402,969	$(1,093,867)	$(1,048,416)	$1,187,540	$1,186,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021	$1,021	$43,562	$43,562	52,983	$49,789	$(33,288)	$(33,288)	$64,278	$61,084
Accrued wages and other employee costs	4,465	4,465	13,477	13,477	7,193	6,929	—	—	25,135	24,871
Billings in excess of costs	—	—	—	—	—	—	—	—	—	—
Unearned revenue	—	—	704	704	41,352	39,050	—	—	42,056	39,754
Liabilities of discontinued operations	—	—	—	—	—	3,494	—	—	—	3,494
Other accrued liabilities	6,388	6,388	7,823	7,823	7,505	7,469	—	—	21,716	21,680

Total current liabilities	11,874	11,874	65,566	65,566	109,033	106,731	(33,288)	(33,288)	153,185	150,883
Long-term debt	191,699	191,699	2,028	2,028	—	—	—	—	193,727	193,727
Intercompany debt	—	—	111,916	111,916	100,929	100,929	(212,845)	(212,845)	—	—
Liability for post-retirement benefits	—	—	42,000	42,000	—	—	—	—	42,000	42,000
Liability for pension benefits	6,133	6,133	6,730	6,730	539	539	—	—	13,402	13,402
Deferred income taxes	36,857	36,857	25,172	25,172	3,613	3,613	(26,825)	(26,825)	38,817	38,817
Unearned revenue	—	—	—	—	—	3,385	—	—	—	3,385
Other noncurrent liabilities	5,261	5,261	3,491	3,491	217	217	—	—	8,969	8,969

Total liabilities	251,824	251,824	256,903	256,903	214,331	215,414	(272,958)	(272,958)	450,100	451,183

Shareholders’ equity	737,440	735,016	633,784	587,903	187,125	187,555	(820,909)	(775,458)	737,440	735,016

Total liabilities and shareholders’ equity	$989,264	$986,840	$890,687	$844,806	$401,456	$402,969	$(1,093,867)	$(1,048,416)	$1,187,540	$1,186,199

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

September 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$69,907	$69,907	$3,482	$3,482	$—	$—	$73,389	$73,389
Short term investments	—	—	3,998	3,998	—	—	—	—	3,998	3,998
Receivables, net	126	126	80,480	80,480	66,322	63,115	(29,473)	(29,473)	117,455	114,248
Inventories, net	—	—	189,837	189,837	188,381	166,941	—	—	378,218	356,778
Costs in excess of billings	—	—	—	—	—	750	—	—	—	750
Deferred income taxes	17,176	17,176	2,401	2,401	67	2,450	—	—	19,644	22,027
Assets of discontinued operations	—	—	—	—	—	16,799	—	—	—	16,799
Other current assets	4,021	4,021	4,070	4,070	4,014	4,449	(1,380)	(1,380)	10,725	11,160

Total current assets	21,323	21,323	350,693	350,693	262,266	257,986	(30,853)	(30,853)	603,429	599,149
Property, plant, and equipment, net	1,336	1,336	301,681	301,681	64,801	64,751	—	—	367,818	367,768
Marketable Securities	—	—	—	—	—	—	—	—	—	—
Goodwill	—	—	99,754	99,754	38,493	37,112	—	—	138,247	136,866
Other intangible assets, net	—	—	35,795	35,795	21,869	21,869	—	—	57,664	57,664
Deferred income taxes	—	—	26,313	26,313	32,818	32,818	(26,934)	(26,934)	32,197	32,197
Other noncurrent assets	4,442	4,442	2,781	2,781	470	3,710	(2,580)	(2,580)	5,113	8,353
Intercompany investments	981,646	977,021	71,231	26,492	180	3,408	(1,053,057)	(1,006,921)	—	—

Total assets	$1,008,747	$1,004,122	$888,248	$843,509	$420,897	$421,654	$(1,113,424)	$(1,067,288)	$1,204,468	$1,201,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,003	$1,003	$46,543	$46,543	$52,006	$49,093	$(29,473)	$(29,473)	$70,079	$67,166
Accrued wages and other employee costs	5,177	5,177	15,629	15,629	8,924	8,639	—	—	29,730	29,445
Billings in excess of costs	—	—	—	—	—	—	—	—	—	—
Unearned revenue	—	—	505	505	38,128	37,042	—	—	38,633	37,547
Liabilities of discontinued operations	—	—	—	—	—	3,198	—	—	—	3,198
Other accrued liabilities	11,128	11,128	9,192	9,192	8,518	8,518	(1,380)	(1,380)	27,458	27,458

Total current liabilities	17,308	17,308	71,869	71,869	107,576	106,490	(30,853)	(30,853)	165,900	164,814
Long-term debt	194,153	194,153	1,926	1,926	—	—	—	—	196,079	196,079
Intercompany debt	—	—	112,535	112,535	106,684	106,684	(219,219)	(219,219)	—	—
Liability for post-retirement benefits	—	—	42,220	42,220	—	—	—	—	42,220	42,220
Liability for pension benefits	4,976	4,976	—	—	159	159	(2,580)	(2,580)	2,555	2,555
Deferred income taxes	36,967	36,967	25,172	25,172	3,526	3,526	(26,934)	(26,934)	38,731	38,731
Unearned revenue	—	—	—	—	—	3,240	—	—	—	3,240
Other noncurrent liabilities	5,268	5,268	3,430	3,430	210	210	—	—	8,908	8,908

Total liabilities	258,672	258,672	257,152	257,152	218,155	220,309	(279,586)	(279,586)	454,393	456,547

Shareholders’ equity	750,075	745,450	631,096	586,357	202,742	201,345	(833,838)	(787,702)	750,075	745,450

Total liabilities and shareholders’ equity	$1,008,747	$1,004,122	$888,248	$843,509	$420,897	$421,654	$(1,113,424)	$(1,067,288)	$1,204,468	$1,201,997

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

March 31, 2011

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$264,293	$264,293	$11,861	$11,861	$—	$—	$276,154	$276,154
Short term investments	—	—	38,892	38,892	—	—	—	—	38,892	38,892
Receivables, net	438	438	44,898	44,898	51,076	47,328	(19,913)	(19,913)	76,499	72,751
Inventories, net	—	—	144,720	144,720	124,682	116,332	—	—	269,402	261,052
Costs in excess of billings	—	—	—	—	—	112	—	—	—	112
Deferred income taxes	21,430	21,430	1,418	1,418	80	816	—	—	22,928	23,664
Assets of discontinued operations	—	—	—	—	—	13,724	—	—	—	13,724
Other current assets	13,937	13,937	1,601	1,601	1,500	1,723	(3,105)	(3,105)	13,933	14,156

Total current assets	35,805	35,805	495,822	495,822	189,199	191,896	(23,018)	(23,018)	697,808	700,505
Property, plant, and equipment, net	955	955	198,546	198,546	61,830	61,762	—	—	261,331	261,263
Marketable Securities	—	—	48,779	48,779	—	—	—	—	48,779	48,779
Goodwill	—	—	18,098	18,098	24,107	22,726	—	—	42,205	40,824
Other intangible assets, net	—	—	—	—	14,219	14,219	—	—	14,219	14,219
Deferred income taxes	—	—	23,913	23,913	24,145	24,145	(24,521)	(24,521)	23,537	23,537
Other noncurrent assets	5,800	5,800	36	36	141	3,961	—	—	5,977	9,797
Intercompany investments	912,277	911,715	71,231	17,611	180	2,628	(983,688)	(931,954)	—	—

Total assets	$954,837	$954,275	$856,425	$802,805	$313,821	$321,337	$(1,031,227)	$(979,493)	$1,093,856	$1,098,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,473	$1,473	$22,303	$22,303	$32,242	$28,069	$(19,913)	$(19,913)	$36,105	$31,932
Accrued wages and other employee costs	3,632	3,632	6,442	6,442	5,156	4,912	—	—	15,230	14,986
Billings in excess of costs	—	—	—	—	—	—	—	—	—	—
Unearned revenue	—	—	—	—	26,020	27,830	—	—	26,020	27,830
Liabilities of discontinued operations	—	—	—	—	—	4,551	—	—	—	4,551
Other accrued liabilities	3,792	3,792	11,907	11,907	16,696	16,562	(3,105)	(3,105)	29,290	29,156

Total current liabilities	8,897	8,897	40,652	40,652	80,114	81,924	(23,018)	(23,018)	106,645	108,455
Long-term debt	180,227	180,227	40	40	2	2	—	—	180,269	180,269
Intercompany debt	—	—	92,826	92,826	89,533	89,533	(182,359)	(182,359)	—	—
Liability for post-retirement benefits	—	—	40,277	40,277	—	—	—	—	40,277	40,277
Liability for pension benefits	6,542	6,542	21,285	21,285	677	677	—	—	28,504	28,504
Deferred income taxes	27,608	27,608	15	15	—	—	(24,521)	(24,521)	3,102	3,102
Unearned revenue	—	—	—	—	—	3,820	—	—	—	3,820
Other noncurrent liabilities	5,073	5,073	3,496	3,496	—	—	—	—	8,569	8,569

Total liabilities	228,347	228,347	198,591	198,591	170,326	175,956	(229,898)	(229,898)	367,366	372,996

Shareholders’ equity	726,490	725,928	657,834	604,214	143,495	145,381	(801,329)	(749,595)	726,490	725,928

Total liabilities and shareholders’ equity	$954,837	$954,275	$856,425	$802,805	$313,821	$321,337	$(1,031,227)	$(979,493)	$1,093,856	$1,098,924

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

June 30, 2011

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	215,043	$215,043	$13,270	$13,270	$—	$—	$228,313	$228,313
Short term investments	—	—	63,590	63,590	—	—	—	—	63,590	63,590
Receivables, net	454	454	43,580	43,580	42,241	38,438	(20,064)	(20,064)	66,211	62,408
Inventories, net	—	—	134,581	134,581	124,660	115,687	—	—	259,241	250,268
Costs in excess of billings	—	—	—	—	—	—	—	—	—	—
Deferred income taxes	21,430	21,430	1,418	1,418	102	82	—	—	22,950	22,930
Assets of discontinued operations	—	—	—	—	—	13,062	—	—	—	13,062
Other current assets	10,860	10,860	1,320	1,320	1,463	1,720	(1,691)	(1,691)	11,952	12,209

Total current assets	32,744	32,744	459,532	459,532	181,736	182,259	(21,755)	(21,755)	652,257	652,780
Property, plant, and equipment, net	861	861	203,767	203,767	61,516	61,451	—	—	266,144	266,079
Marketable Securities	—	—	92,440	92,440	—	—	—	—	92,440	92,440
Goodwill	—	—	18,097	18,097	24,118	22,737	—	—	42,215	40,834
Other intangible assets, net	—	—	—	—	13,965	13,965	—	—	13,965	13,965
Deferred income taxes	—	—	23,455	23,455	26,059	26,059	(24,605)	(24,605)	24,909	24,909
Other noncurrent assets	5,433	5,433	36	36	131	3,885	—	—	5,600	9,354
Intercompany investments	922,050	922,095	71,231	20,138	180	1,836	(993,461)	(944,069)	—	—

Total assets	$961,088	$961,133	$868,558	$817,465	$307,705	$312,192	$(1,039,821)	$(990,429)	$1,097,530	$1,100,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429	$429	$21,677	$21,677	31,994	$29,050	$(20,064)	$(20,064)	$34,036	$31,092
Accrued wages and other employee costs	4,105	4,105	8,283	8,283	6,411	6,145	—	—	18,799	18,533
Billings in excess of costs	—	—	—	—	—	—	—	—	—	—
Unearned revenue	—	—	169	169	22,720	21,752	—	—	22,889	21,921
Liabilities of discontinued operations	—	—	—	—	—	3,467	—	—	—	3,467
Other accrued liabilities	4,084	4,084	11,334	11,334	14,752	14,495	(1,691)	(1,691)	28,479	28,222

Total current liabilities	8,618	8,618	41,463	41,463	75,877	74,909	(21,755)	(21,755)	104,203	103,235
Long-term debt	182,422	182,422	40	40	—	—	—	—	182,462	182,462
Intercompany debt	—	—	98,116	98,116	86,960	86,960	(185,076)	(185,076)	—	—
Liability for post-retirement benefits	—	—	40,859	40,859	—	—	—	—	40,859	40,859
Liability for pension benefits	6,524	6,524	20,403	20,403	677	677	—	—	27,604	27,604
Deferred income taxes	27,737	27,737	36	36	—	—	(24,604)	(24,604)	3,169	3,169
Unearned revenue	—	—	—	—	—	3,754	—	—	—	3,754
Other noncurrent liabilities	5,081	5,081	3,446	3,446	—	—	—	—	8,527	8,527

Total liabilities	230,382	230,382	204,363	204,363	163,514	166,300	(231,435)	(231,435)	366,824	369,610

Shareholders’ equity	730,706	730,751	664,195	613,102	144,191	145,892	(808,386)	(758,994)	730,706	730,751

Total liabilities and shareholders’ equity	$961,088	$961,133	$868,558	$817,465	$307,705	$312,192	$(1,039,821)	$(990,429)	$1,097,530	$1,100,361

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

September 30, 2011

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	177,711	$177,711	$12,030	$12,030	$—	$—	$189,741	$189,741
Short term investments	—	—	76,587	76,587	—	—	—	—	76,587	76,587
Receivables, net	417	417	62,273	62,273	53,109	49,754	(27,916)	(27,916)	87,883	84,528
Inventories, net	—	—	128,685	128,685	128,364	115,583	—	—	257,049	244,268
Costs in excess of billings	—	—	—	—	—	—	—	—	—	—
Deferred income taxes	18,493	18,493	1,418	1,418	63	250	—	—	19,974	20,161
Assets of discontinued operations	—	—	—	—	—	14,945	—	—	—	14,945
Other current assets	14,765	14,765	1,166	1,166	1,164	1,435	(2,432)	(2,432)	14,663	14,934

Total current assets	33,675	33,675	447,840	447,840	194,730	193,997	(30,348)	(30,348)	645,897	645,164
Property, plant, and equipment, net	772	772	209,540	209,540	57,744	57,682	—	—	268,056	267,994
Marketable Securities	—	—	89,479	89,479	—	—	—	—	89,479	89,479
Goodwill	—	—	18,097	18,097	23,208	21,827	—	—	41,305	39,924
Other intangible assets, net	—	—	—	—	12,829	12,829	—	—	12,829	12,829
Deferred income taxes	—	—	23,019	23,019	25,303	25,303	(24,711)	(24,711)	23,611	23,611
Other noncurrent assets	5,065	5,065	36	36	127	3,802	—	—	5,228	8,903
Intercompany investments	921,775	921,413	71,231	20,147	180	1,826	(993,186)	(943,386)	—	—

Total assets	$961,287	$960,925	$859,242	$808,158	$314,121	$317,266	$(1,048,245)	$(998,445)	$1,086,405	$1,087,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$806	$806	$37,398	$37,398	$43,672	$38,930	$(27,916)	$(27,916)	$53,960	$49,218
Accrued wages and other employee costs	5,015	5,015	9,929	9,929	6,034	5,741	—	—	20,978	20,685
Billings in excess of costs	—	—	—	—	—	—	—	—	—	—
Unearned revenue	—	—	184	184	18,050	16,236	—	—	18,234	16,420
Liabilities of discontinued operations	—	—	—	—	—	5,069	—	—	—	5,069
Other accrued liabilities	4,727	4,727	11,573	11,573	5,963	5,929	(2,432)	(2,432)	19,831	19,797

Total current liabilities	10,548	10,548	59,084	59,084	73,719	71,905	(30,348)	(30,348)	113,003	111,189
Long-term debt	184,675	184,675	20	20	—	—	—	—	184,695	184,695
Intercompany debt	—	—	83,997	83,997	101,499	101,499	(185,496)	(185,496)	—	—
Liability for post-retirement benefits	—	—	41,128	41,128	—	—	—	—	41,128	41,128
Liability for pension benefits	4,380	4,380	2,097	2,097	676	676	—	—	7,153	7,153
Deferred income taxes	30,148	30,148	—	—	—	—	(24,707)	(24,707)	5,441	5,441
Unearned revenue	—	—	—	—	—	3,675	—	—	—	3,675
Other noncurrent liabilities	5,089	5,089	3,449	3,449	—	—	—	—	8,538	8,538

Total liabilities	234,840	234,840	189,775	189,775	175,894	177,755	(240,551)	(240,551)	359,958	361,819

Shareholders’ equity	726,447	726,085	669,467	618,383	138,227	139,511	(807,694)	(757,894)	726,447	726,085

Total liabilities and shareholders’ equity	$961,287	$960,925	$859,242	$808,158	$314,121	$317,266	$(1,048,245)	$(998,445)	$1,086,405	$1,087,904

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following Condensed Consolidating Statements of Cash Flows accompany the above Condensed Consolidating Statements of Operations and Comprehensive Income and Condensed Consolidating Balance Sheets. However, the restatements or revisions had no impact on the previously reported amounts in the Condensed Consolidating Statements of Cash Flows.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Cash provided by (used in) operating activities	$3,207	$(9,606)	$(6,560)	$—	$(12,959)

Investing activities:
Acquisitions, net of cash acquired	(185,633)	—	—	—	(185,633)
Investments in subsidiaries, net	188,845	—	—	(188,845)	—
Capital expenditures	—	(15,928)	(1,200)	—	(17,128)
Investments, net	—	176,771	—	—	176,771

Cash provided by (used in) investing activities	3,212	160,843	(1,200)	(188,845)	(25,990)

Financing activities:
Proceeds from exercise of employee stock options	120	—	—	—	120
Excess tax benefits from stock-based compensation activity	61	—	—	—	61
Parent company investments/dividends, net	—	(194,545)	5,700	188,845	—
Repayments on long-term debt	—	(97)	—	—	(97)
Intercompany debt, net	(5,858)	8,553	(2,695)	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(6,419)	(186,089)	3,005	188,845	(658)
Effect of exchange rate changes on cash and cash equivalents	—	—	637	—	637

Increase (decrease) in cash and cash equivalents	—	(34,658)	(4,118)	—	(38,970)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$109,419	$8,453	$—	$117,872

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(Unaudited)

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Cash provided by (used in) operating activities	$8,555	$(8,194)	$(14,570)	$—	$(14,209)

Investing activities:
Investments in subsidiaries, net	184,545	—	—	(184,545)	—
Acquisitions, net of cash acquired	(185,633)	—	—	—	(185,633)
Capital expenditures	—	(32,370)	(2,531)	—	(34,901)
Investments, net	—	176,771	—	—	176,771

Cash provided by (used in) investing activities	(1,088)	144,401	(2,531)	(184,545)	(43,763)

Financing activities:
Proceeds from exercise of employee stock options	211	—	—	—	211
Excess tax benefits from stock-based compensation activity	66	—	—	—	66
Parent company investments/dividends, net	—	(194,545)	10,000	184,545	—
Repayments on long-term debt	—	(298)	—	—	(298)
Intercompany debt, net	(7,002)	7,229	(227)	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(7,467)	(187,614)	9,773	184,545	(763)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,418	—	1,418

Increase (decrease) in cash and cash equivalents	—	(51,407)	(5,910)	—	(57,317)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$92,864	$6,661	$—	$99,525

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(Unaudited)

	RTI International Metals, Inc. (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
Cash provided by (used in) operating activities	$15,560	$(15,922)	$(25,911)	$—	$(26,273)

Investing activities:
Investments, net	—	172,772	—	—	172,772
Capital expenditures	(897)	(43,736)	(3,246)	—	(47,879)
Investments in subsidiaries, net	181,533	—		(181,533)	—
Acquisitions, net of cash acquired	(182,811)	—	—	—	(182,811)

Cash provided by (used in) investing activities	(2,175)	129,036	(3,246)	(181,533)	(57,918)

Financing activities:
Proceeds from exercise of employee stock options	335	—	—	—	335
Excess tax benefits from stock-based compensation activity	100	—	—	—	100
Parent company investments, net of distributions	—	(194,783)	13,250	181,533	—
Repayments on long-term debt	—	(543)	—	—	(543)
Intercompany debt, net	(13,078)	7,848	5,230	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(13,385)	(187,478)	18,480	181,533	(850)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,588	—	1,588

Decrease in cash and cash equivalents	—	(74,364)	(9,089)	—	(83,453)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$69,907	$3,482	$—	$73,389

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(Unaudited)

	RTI International Metals, Inc. (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
Cash provided by (used in) operating activities	$3,391	$(2,162)	$(25,004)	$—	$(23,775)

Investing activities:
Capital expenditures	—	(9,437)	(700)	—	(10,137)
Investments in subsidiaries, net	—	(67,612)		—	(67,612)

Cash provided by (used in) investing activities	—	(77,049)	(700)	—	(77,749)

Financing activities:
Proceeds from exercise of employee stock options	154	—	—	—	154
Excess tax benefits from stock-based compensation activity	102	—	—	—	102
Repayments on long-term debt	—	—	(3)	—	(3)
Intercompany debt, net	(3,364)	(7,125)	10,489	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(3,391)	(7,125)	10,486	—	(30)

Effect of exchange rate changes on cash and cash equivalents	—	—	757	—	757

Decrease in cash and cash equivalents	—	(86,336)	(14,461)	—	(100,797)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$264,293	$11,861	$—	$276,154

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(Unaudited)

	RTI International Metals, Inc. (As Revised)	Guarantor Subsidiaries (As Revised)	Non-Guarantor Subsidiaries (As Revised)	Eliminations (As Revised)	Consolidated (As Revised)
Cash provided by (used in) operating activities	$7,276	$19,421	$(21,477)	$—	$5,220

Investing activities:
Investments, net	—	(135,693)	—	—	(135,693)
Capital expenditures	—	(17,480)	(1,166)	—	(18,646)
Investments in subsidiaries, net	(1,375)	—		1,375	—

Cash provided by (used in) investing activities	(1,375)	(153,173)	(1,166)	1,375	(154,339)

Financing activities:
Proceeds from exercise of employee stock options	201	—	—	—	201
Excess tax benefits from stock-based compensation activity	263	—	—	—	263
Parent company investments, net of distributions	—	—	1,375	(1,375)	—
Repayments on long-term debt	—	—	(5)	—	(5)
Intercompany debt, net	(6,082)	(1,834)	7,916	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(5,901)	(1,834)	9,286	(1,375)	176

Effect of exchange rate changes on cash and cash equivalents	—	—	305	—	305

Decrease in cash and cash equivalents	—	(135,586)	(13,052)	—	(148,638)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$215,043	$13,270	$—	$228,313

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(Unaudited)

	RTI International Metals, Inc. (Revised)	Guarantor Subsidiaries (Revised)	Non-Guarantor Subsidiaries (Revised)	Eliminations (Revised)	Consolidated (Revised)
Cash provided by (used in) operating activities	$10,334	$13,778	$(37,619)	$—	$(13,507)

Investing activities:
Investments, net	—	(147,392)	—	—	(147,392)
Capital expenditures	—	(23,326)	(2,628)	—	(25,954)
Investments in subsidiaries, net	(4,025)	—	—	4,025	—

Cash provided by (used in) investing activities	(4,025)	(170,718)	(2,628)	4,025	(173,346)

Financing activities:
Proceeds from exercise of employee stock options	252	—	—	—	252
Excess tax benefits from stock-based compensation activity	263	—	—	—	263
Parent company investments, net of distributions	—	—	4,025	(4,025)	—
Repayments on long-term debt	—	(20)	(5)	—	(25)
Intercompany debt, net	(6,541)	(15,958)	22,499	—	—
Purchase of common stock held in treasury	(283)	—	—	—	(283)

Cash provided by (used in) financing activities	(6,309)	(15,978)	26,519	(4,025)	207

Effect of exchange rate changes on cash and cash equivalents	—	—	(564)	—	(564)

Decrease in cash and cash equivalents	—	(172,918)	(14,292)	—	(187,210)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$177,711	$12,030	$—	$189,741

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—DISCONTINUED OPERATIONS:

In April 2013, the Company completed the sale of its RTI Pierce Spafford subsidiary for approximately $10.5 million of cash and a receivable from escrow of approximately $1.9 million. The escrow funds will be released in October 2014 assuming no claims from the purchaser. The results of RTI Pierce Spafford have been presented as results from discontinued operations on the Company’s Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations.

The Company’s results from discontinued operations are summarized below:

	Year Ended December 31,
	2012	2011	2010
Net sales	$29,621	$30,141	$21,731
Income before income taxes	$2,639	$2,863	$487
Provision for income taxes	$939	$1,025	$177
Net income from discontinued operatons	$1,700	$1,838	$310

Assets and Liabilities of discontinued operations were comprised of the following at December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
ASSETS
Accounts receivable, net	$2,189	$2,931
Inventories, net	11,124	11,712
Property, pland and equipment, net	47	59
Goodwill	1,381	1,381

Total assets of discontinued operations	$14,741	$16,083

LIABILITIES
Accounts payable	$1,995	$3,771
Accrued wages	337	473

Total liabilities of discontinued operations	$2,332	$4,244

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
As of December 31, 2011:
Short-term municipal bond fund	$20,501	$41	$—	$20,542
Commercial paper	112,925	1	33	112,893
Corporate notes and bonds	35,060	—	59	35,001
U.S. government agencies	8,502	1	1	8,502

Total	$176,988	$43	$93	$176,938

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

	December 31,
	2012	2011
Trade and commercial customers	$107,300	$87,275
Less: Allowance for doubtful accounts	(722)	(847)

Total receivables	$106,578	$86,428

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 54% and 60% of the Company’s inventories as of December 31, 2012 and 2011, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. The Company’s FIFO inventory value approximates current costs. There were no LIFO decrements for the year ended December 31, 2012. LIFO decrements did not have a material impact on cost of sales for the year ended December 31, 2011.

Inventories consisted of the following:

	December 31,
	2012 (as restated)	2011 (as revised)
Raw materials and supplies	$155,419	$83,778
Work-in-process and finished goods	292,136	239,900
LIFO reserve	(58,598)	(63,826)

Total inventories	$388,957	$259,852

Costs in Excess of Billings:

As of December 31, 2012 and 2011, the Company had costs in excess of billings of $1,841 and $400. All $1,841 of costs in excess of billings are expected to be collected within the next 12 months. The Company had no claims included in inventory, progress payments netted against inventory, or billings in excess of cost at December 31, 2012 or 2011, respectively.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2012	2011
Land	$17,965	$11,862
Buildings and improvements	121,016	99,384
Machinery and equipment	414,431	327,056
Computer hardware and software, furniture and fixtures, and other	64,280	60,530
Construction-in-progress	56,087	56,794

	$673,779	$555,626
Less: Accumulated depreciation	(297,830)	(266,251)

Total property, plant, and equipment, net	$375,949	$289,375

Depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $37,398, $21,384, and $21,109, respectively. Depreciation is generally recorded over the following useful lives:

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

The Company recorded an asset impairment of $1,617 for the year ended December 31, 2012 as a result of the electrical transformer fire at the Titanium Segment’s Canton, Ohio facility. This impairment charge was partially offset by $1,250 for insurance proceeds. The net impairment charge is included in the Consolidated Statement of Operations as asset and asset related charges (income).

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying value of goodwill at the Company’s five reporting units as of the Company’s October 1, 2012 annual impairment test was as follows:

Goodwill
Titanium reporting unit	$2,548
Fabrication reporting unit	63,070
Medical Device Fabrication reporting unit	62,946
Titanium Service Center reporting unit	7,472
Energy Fabrication reporting unit	—

Total Goodwill	$136,036

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

•

The Fabrication, U.S. Distribution, and European Distribution reporting units all exceeded prior year and forecasted results. The Titanium Segment’s performance was slightly below prior year results and approximated forecasted results. The results still exceeded those used in previous 2-step impairment tests, and therefore the Company does not believe that this is an indication of impairment.

Based on the above factors, it was determined that further testing of the recoverability of the Company’s goodwill was not required at the Company’s Titanium, Fabrication, U.S. Distribution, and European Distribution reporting units.

Concurrent with the acquisition of Remmele, the Medical Device Fabrication reporting unit was formed. Due to the lack of a historical goodwill passing margin, the Company elected to perform a two-step impairment test rather than a qualitative assessment of the recoverability of goodwill. The results of the two-step impairment test indicated the Medical Device Fabrication reporting unit’s fair value exceeded its carrying value as of October 1, 2012. The fair value was determined using a discounted cash flow analysis using an assumed discount rate of 10%.

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

The carrying amount of goodwill attributable to each segment at December 31, 2010, 2011, and 2012 was as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2010	$10,020	$30,394	$40,414
Additions (Note 5)	—	14,303	14,303
Translation adjustment	—	(234)	(234)

December 31, 2011	10,020	44,463	54,483
Additions (Note 5)	—	81,084	81,084
Translation adjustment	—	303	303

December 31, 2012	$10,020	$125,850	$135,870

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

At December 31, 2012 and 2011, the Engineered Products and Services Segment had accumulated goodwill impairment losses of $8,899. The Titanium Segment had no accumulated impairment losses.

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

Amortization expense was $3,760, $1,091, and $984 for the years ended December 31, 2012, 2011, and 2010, respectively. Estimated annual amortization expense expected in each of the next five successive years is as follows:

Amortization
2013	$4,308
2014	3,827
2015	3,758
2016	3,758
2017	3,758

There were no intangible assets attributable to the Titanium Segment at December 31, 2010, 2011, and 2012. The carrying amount of intangible assets attributable to the Engineered Products and Services Segment at December 31, 2010, 2011, and 2012, as well as a summary of intangible assets, by class, at December 31, 2012 and 2011, is presented below:

Intangible Assets
December 31, 2010	$14,066
Intangible assets acquired (Note 5)	9,803
Amortization	(1,091)
Translation adjustment	(202)

December 31, 2011	22,576
Intangible assets acquired (Note 5)	37,400
Amortization	(3,760)
Translation adjustment	279

December 31, 2012	$56,495

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Revenue Recognition

Product and service revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenues are recognized as services are rendered. Revenue under long-term contracts are recorded on a percentage-of-completion method measured on the cost-to-cost basis for construction-type contracts and the units-of-delivery basis for production-type contracts.

Since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates are not available for historical periods and it is not practical to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when the Company believes it would have been able to estimate the remaining revenues and costs, at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered. The Company will continue to use this methodology until such time as a reliable formal process for estimating total contract revenues and costs is implemented, at which time the Company will recognize contract revenues in proportion to costs for its ongoing contracts.

Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. No such losses have been recorded at December 31, 2012, 2011, or 2010.

Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

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

Pensions:

The Company has a number of pension plans which cover substantially all employees. Most employees in the Titanium Segment are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with applicable regulations, provide not only for benefits attributed to date, but also for those expected to be earned in the future. The Company’s policy is to fund pension costs at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, for U.S. plans plus additional amounts as may be approved from time to time.

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

Other post-retirement benefits:

The Company provides health care benefits and life insurance coverage for certain of its employees and their dependents. Under the Company’s current plans, certain of the Company’s employees will become eligible for those benefits if they reach retirement age while working with the Company. In general, employees of the Titanium Segment are covered by post-retirement health care and life insurance benefits.

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

Note 5—ACQUISITIONS:

Remmele.    On February 13, 2012, the Company purchased all of the outstanding common stock of Remmele for total consideration of approximately $185.4 million, including approximately $182.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. Remmele has four facilities in the Minneapolis, Minnesota area and engages in precision machining and manufacturing engineering services, as well as supply sourcing, assembly and integration, and other key services and technologies for the commercial aerospace, defense, and medical device sectors, and is included in the Engineered Products and Services Group.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The amount of Remmele’s net sales and earnings included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2012, and the pro forma net sales and earnings of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)
Net sales:
Actual — Remmele	$118,977	$—
Supplemental pro forma — consolidated	$722,217	$627,438

Net income:
Actual — Remmele	$2,713	$—
Earnings per share (diluted)	$0.09	$—
Supplemental pro forma — consolidated	$22,445	$4,863
Earnings per share (diluted)	$0.74	$0.16

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

Goodwill is primarily attributable to expected synergies from providing titanium mill products from the Titanium Segment and Advanced Forming’s assembled workforce and is not deductible for tax purposes. Customer relationships and developed technologies are being amortized over a period of 20 years.

Pro forma financial information has not been prepared for the acquisition of RTI Advanced Forming as the acquisition was not material to the Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—EARNINGS PER SHARE:

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

The Company has outstanding $230 million in senior convertible notes (the “Notes”). The Notes can be settled in cash, stock, or any combination of cash and stock, at the discretion of the Company (i.e., a convertible note with an optional net-share settlement provision). Under the FASB’s authoritative guidance, EPS for convertible notes with an optional net-share settlement provision is calculated under the “If Converted” method. Under the “If Converted” method, EPS is calculated as the more dilutive of EPS including all interest (both cash interest and non-cash discount amortization) and excluding the 6.4 million shares underlying the Notes or excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the Notes. For the years ended December 31, 2012, 2011, and 2010, diluted EPS was calculated by including interest expense related to the Notes and excluding the shares underlying the Notes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, were as follows:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Numerator:
Net income attributable to continuing operations before allocation of earnings to participating securities	$19,417	$4,194	$3,260
Less: Earnings allocated to participating securities	(115)	(23)	(18)

Net income attributable to continuing operations available to common shareholders	$19,302	$4,171	$3,242
Net income attributable to discontinued operations before allocation of earnings to participating securities	$1,700	$1,838	$310
Less: Earnings allocated to participating securities	(10)	(10)	(2)

Net income attributable to discontinued operations available to common shareholders	$1,690	$1,828	$308

Denominator:
Basic weighted-average shares outstanding	30,127,275	30,017,677	29,916,465
Effect of dilutive shares	130,413	239,508	228,634

Diluted weighted-average shares outstanding	30,257,688	30,257,185	30,145,099

Earnings per share attributable to continuing operations:
Basic	$0.64	$0.14	$0.11
Diluted	$0.64	$0.14	$0.11
Earnings per share attributable to discontinued operations:
Basic	$0.06	$0.06	$0.01
Diluted	$0.06	$0.06	$0.01

For the years ended December 31, 2012, 2011, and 2010, options to purchase 421,700, 251,404, and 270,124 shares of Common Stock, at an average price of $38.43, $47.95, and $46.64, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 7—INCOME TAXES:

The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense (benefit):

	December 31, 2012 (as restated)			December 31, 2011 (as revised)			December 31, 2010 (as revised)
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,667	$9,909	$12,576	$(5,442)	$14,253	$8,811	$(10,731)	$21,587	$10,856
State	2,376	(2,209)	167	537	(1,091)	(554)	1,089	1,693	2,782
Foreign	3,916	(5,711)	(1,795)	1,077	(5,065)	(3,988)	1,829	(7,156)	(5,327)

Total	$8,959	$1,989	$10,948	$(3,828)	$8,097	$4,269	$(7,813)	$16,124	$8,311

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
United States	$35,810	$20,107	$34,374
Foreign	(5,445)	(11,644)	(22,803)

Income before income taxes	$30,365	$8,463	$11,571

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Statutory rate of 35% applied to income (loss) before income taxes	$10,628	$2,962	$4,050
Adjustments of tax reserves and prior years’ income taxes	1,322	1,643	(1,083)
Acquisition costs	63	649	—
Officers compensation	350	226	191
Effects of foreign operations	(1,363)	(1,115)	1,771
State income taxes, net of federal tax effects	145	(290)	1,722
Repeal of Medicare Part D subsidy	—	—	1,592
Other	(197)	194	68

Total provision	$10,948	$4,269	$8,311

Effective tax rate	36.1%	50.4%	71.8%

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2012 (as restated)	2011 (as revised)
Deferred tax assets:
Canadian tax loss carryforwards (expiring 2014 through 2032)	$41,389	$34,409
Postretirement benefit costs	18,066	16,398
U.S. Federal tax loss carryforwards	—	10,066
Employment costs	11,654	10,005
State tax loss carryforwards (expiring 2023 through 2032)	7,133	7,166
Inventories	12,022	5,753
Start-up costs	4,650	5,527
Pension costs	3,835	2,260
Duty drawback claims	1,786	1,622
Foreign tax credit carryforwards	—	1,012
Other	7,792	4,439

Total deferred tax assets	108,327	98,657
Valuation allowance	(4,439)	(4,313)

Deferred tax assets, net of valuation allowance	103,888	94,344
Deferred tax liabilities:
Property, plant and equipment	(58,965)	(37,394)
Convertible debt	(13,504)	(17,973)
Intangible assets	(18,718)	(5,482)
Other	(918)	(1,415)

Total deferred tax liabilities	(92,105)	(62,264)

Net deferred tax assets	$11,783	$32,080

The valuation allowances at December 31, 2012 and 2011 are entirely attributable to the state deferred tax assets pertaining to the related state tax loss carryforwards that are not anticipated to generate a tax benefit.

The Company’s Canadian subsidiary has generated taxable losses totaling $159.0 million. The above losses were the result of the underutilization of its facility, which was acquired and expanded primarily for production under la long-term supply agreement. They were not the result of an unfavorable contract or unprofitable per unit production. In 2007, the Company entered into a long-term agreement with an aircraft manufacturer to be the sole supplier, through the Company’s Canadian subsidiary, of critical parts for installation on its signature aircraft through 2021. This signature aircraft has suffered a series of well-publicized delays relating to the manufacturers production of the aircraft. The Canadian subsidiary’s facility was built for full-rate production of ten ship sets (one ship set represents all the parts for one plane) per month; however, to date it has not produced at a rate exceeding four ship sets per month. The aircraft manufacturer’s current production schedule indicates the facility will achieve full-rate production of ten ship sets per month in the fourth quarter of 2013.

The signature aircraft remains a strong platform for future growth. At December 31, 2012, the aircraft manufacturer had an order backlog in excess of 800 aircraft, representing over seven years of full-rate production. Successful aircraft, as the signature aircraft is proving itself to be, can generally be expected to be in production for several decades. The Company’s Canadian subsidiary is the single source supplier for these critical parts.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Furthermore, the long-term supply agreement provides us with several means of reducing raw material pricing risk. First, the contract provides the Company access to purchase raw material from the aircraft manufacturer’s enabled suppliers at prices typically favorable to market terms. Second, the Company may have the ability to pass on pricing fluctuations to the aircraft manufacturer. Third, the Company has the ability to substitute its own material for that of the enabled supplier. In combination, these provisions provide the Company the necessary flexibility to mitigate the risk of raw material price fluctuations throughout the life of the contract.

The FASB’s authoritative guidance requires the Company to balance the negative evidence of recent losses against the positive evidence supporting the net operating loss carry-forwards. The FASB’s authoritative guidance further indicates that cumulative losses are an indicator that is difficult to overcome that tax loss carry-forwards should be impaired. In the Company’s judgment, for the reasons identified above, the positive evidence of its firm contract, the backlog of orders for the signature aircraft, and the ongoing ramp-up to full-rate production, significantly mitigates the effect of the cumulative losses and which, on an aggregate basis as of December 31, 2012, is more likely than not sufficient to support the realization of the Canadian subsidiary’s net deferred tax asset of $33.3 million. The will continue to regularly review the assumptions underlying this assessment and, to the extent necessary, make adjustments in future periods.

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

Note 8—OTHER INCOME (EXPENSE), NET:

Other income (expense), net, for the years ended December 31, 2012, 2011, and 2010 was $(501), $56, and $(622), respectively. Other income (expense), net, consists primarily of foreign exchange gains and losses from the Company’s international operations.

Note 9—EMPLOYEE BENEFIT PLANS:

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

As of the signing of the Labor Agreement with USW at the Niles, Ohio plant on December 1, 2004, all new hourly, clerical and technical employees covered by the Labor Agreement are covered by a defined contribution pension plan rather than a defined benefit plan. Effective January 1, 2006, all new salaried nonrepresented employees in the Titanium Segment are covered by a defined contribution pension plan rather than a defined benefit plan. As a result of these changes, no future hires will be covered by defined benefit pension plans. The signing of the new labor agreement on March 8, 2012 resulted in benefit enhancements which resulted in a $6,748 increase in the Company’s projected benefit obligation.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10—LEASES:

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain equipment, principally office and manufacturing facilities, office equipment, and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $5,587, $4,561, and $5,297 in the years ended December 31, 2012, 2011, and 2010, respectively. Capital lease obligations totaled $2,650 at December 31, 2012. Of this amount, $957 was recorded as a component of other current liabilities and $1,693 was recorded as a component of long term debt on the Company’s Consolidated Balance Sheet.

The Company’s future minimum commitments under operating and capital leases for years after 2012 are as follows:

	Operating Leases	Capital Leases
2013	$5,310	$1,093
2014	4,917	1,064
2015	4,330	632
2016	3,970	226
2017	3,554	37
Thereafter	4,019	—

Total lease payments	$26,100	$3,052

Note 11—UNEARNED REVENUE:

The Company reported liabilities of $41,161 and $27,831 for unearned revenue balances as of December 31, 2012 and 2011, respectively. These balances represented payments received in advance, primarily from energy market customers on long-term orders to fund working capital requirements. Amounts expected to be realized within one year, which represent the majority of the balance, are recorded as current liabilities. The remaining amount is recorded as a non-current liability. Unearned revenue balances are presented in the following table:

	December 31,
	2012 (as restated)	2011 (as revised)
Current unearned revenue	$28,148	$19,716
Non-current unearned revenue	13,013	8,115

Total unearned revenue	$41,161	$27,831

Note 12—TRANSACTIONS WITH RELATED PARTIES:

The Company did not enter into any significant related-party transactions during the years ended December 31, 2012, 2011, and 2010.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 13—SEGMENT REPORTING:

The Company’s chief operating decision maker is the Vice Chair, President, and Chief Executive Officer. As of January 1, 2013, the Company conducts its operations in two reportable segments: the Titanium Segment and the Engineered Products and Services Segment. Historical results have been conformed to reflect the two-segment format. Refer to Note 1 for a description of each reportable segment.

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

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Net sales:
Titanium Segment	$360,950	$337,844	$260,104
Intersegment sales	179,389	152,177	89,219

Total Titanium Segment sales	540,339	490,021	349,323

Engineered Products and Services Segment	348,604	163,444	146,387
Intersegment sales	83,155	62,603	54,775

Total Engineered Products and Services Segment sales	431,759	226,047	201,162

Eliminations	(262,544)	(214,780)	(143,994)

Total consolidated net sales	$709,554	$501,288	$406,491

Operating income (loss):
Titanium Segment before corporate allocations	$58,236	$52,518	$35,921
Corporate allocations	(19,477)	(15,784)	(14,681)

Total Titanium Segment operating income	38,759	36,734	21,240

Engineered Products and Services Segment before corporate allocations	24,970	5,518	5,539
Corporate allocations	(15,085)	(18,200)	(12,967)

Total Engineered Products and Services Segment operating income (loss)	9,885	(12,682)	(7,428)

Total consolidated operating income	48,644	24,052	13,812
Other income (expense), net	(501)	56	(622)
Interest expense, net	(17,778)	(15,645)	(1,619)

Total consolidated income before income taxes	$30,365	$8,463	$11,571

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Revenue by market information:
Titanium Segment
Commercial aerospace	$219,945	$191,470	$142,270
Defense	108,948	106,101	82,410
Energy, medical, and other	32,057	40,273	35,424

Total Titanium Segment net sales	360,950	337,844	260,104
Engineered Products and Services Segment
Commercial aerospace	$168,760	$100,779	$70,732
Defense	53,435	35,426	38,784
Energy, medical, and other	126,409	27,239	36,871

Total Engineered Products and Services Segment net sales	348,604	163,444	146,387

Total consolidated net sales	$709,554	$501,288	$406,491

Geographic location of trade sales:
United States	$459,306	$322,445	$259,658
France	72,810	51,951	39,936
England	52,934	41,963	44,037
Germany	40,011	38,976	24,516
Spain	16,285	7,702	5,236
Canada	12,723	10,063	9,176
Italy	11,575	3,660	5,828
Malaysia	11,133	1,962	3,667
Japan	9,389	4,580	7,820
Austria	7,162	7,993	2,518
Other countries	16,226	9,993	4,099

Total trade sales	$709,554	$501,288	$406,491

Capital expenditures:
Titanium Segment	$44,741	$36,008	$24,399
Engineered Products and Services Segment	16,797	2,837	4,233

Total capital expenditures	$61,538	$38,845	$28,632

Depreciation and amortization:
Titanium Segment	$18,455	$14,290	$13,733
Engineered Products and Services Segment	22,703	8,185	8,360

Total depreciation and amortization	$41,158	$22,475	$22,093

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Property, plant, and equipment:
United States	$591,526	$475,999	$434,665
England	16,017	14,473	5,302
France	1,312	1,022	832
Canada	64,924	64,132	65,938
Less: Accumulated depreciation	(297,830)	(266,251)	(246,280)

Property, plant, and equipment, net	$375,949	$289,375	$260,457

Total assets:
Titanium Segment	$576,786	$502,671	$477,811
Engineered Products and Services Segment	586,512	300,301	250,683
Assets of discontinued operations	14,741	16,083	11,313
General corporate assets	83,637	309,365	371,498

Total consolidated assets	$1,261,676	$1,128,420	$1,111,305

In the years ended December 31, 2012, 2011, and 2010, export sales were $250,248, $178,843, and $146,833, respectively, principally to customers in Western Europe.

Substantially all of the Company’s sales and operating revenues are generated from its North American and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. For the years ended December 31, 2012, 2011, and 2010, Boeing, through multiple contracts with various Company subsidiaries covering varying periods, accounted for approximately 12.0%, 10.6%, and 10.8%, respectively, of the Company’s consolidated sales. For each of the years presented, Boeing, Airbus and their subcontractors together aggregate to amounts in excess of 10% of the Company’s consolidated net sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products.

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2012, 2011, and 2010 the Company paid approximately $72, $60, and $145, respectively, for environmental remediation, compliance,

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Note 15—LONG-TERM DEBT:

Long-term debt consisted of:

	December 31,
	2012	2011
Notes	$196,644	$186,961
Capital leases	2,650	—
Other	—	20

Total debt	$199,294	$186,981
Less: Current portion of capital leases	(957)	—

Total long-term debt	$198,337	$186,981

Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, at a rate of 3.000% per year. The Notes are general unsecured obligations of the Company. The Notes are guaranteed by six of the Company’s subsidiaries (the “Subsidiary Guarantors”), which are the same subsidiaries that guarantee the Company’s obligations under its existing credit facility. Each subsidiary guarantee is a joint and several, fully unconditional guarantee of the Company’s obligations under the indenture and the Notes. Refer to Note 17 for additional information about the Subsidiary Guarantors.

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

Note 16—STOCK-BASED COMPENSATION:

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

Note 17—GUARANTOR SUBSIDIARIES:

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

The condensed financial statements have been restated to reflect the correction of an error in the Company’s revenue recognition policy for certain long-term contracts mainly related to energy-market projects. Refer to Note 2 for further details on the restatement. The following summary tables present the effect of restatement or revision, as indicated, and the effects of reporting RTI Pierce Spafford as a discontinued operation, as applicable, on the Condensed Consolidating Financial Statements. The Condensed Consolidating Financial Statements which follow the summary tables present the statements as restated or revision, as indicated, and recast. There was no impact on previously reported amounts in the Condensed Consolidating Statements of Cash Flows.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statements of Operations — Restatement Adjustments:

	Year Ended December 31, 2012
	RTI International Metals, Inc		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net sales	$—	$—	$503,018	$503,018	$448,091	$419,037	$(212,501)	$(212,501)	$738,608	$709,554
Cost and expenses:
Cost of Sales	—	—	426,083	426,268	374,495	354,626	(212,501)	(212,501)	588,077	568,393
Operating income (loss)	3,006	3,006	27,245	27,060	24,779	18,578	—	—	55,030	48,644
Equity in earnings of subsidiaries	30,907	26,809	5,419	5,419	2,138	2,138	(38,464)	(34,366)	—	—
Income before income taxes	17,211	13,113	32,907	32,722	25,114	18,896	(38,464)	(34,366)	36,768	30,365
Provision for (benefit from) income taxes	(6,304)	(6,304)	10,726	10,726	8,831	6,526	—	—	13,253	10,948
Net income	$23,515	$21,117	$22,181	$21,996	$16,283	$14,070	$(38,464)	$(36,066)	$23,515	$21,117
Comprehensive income	$18,004	$15,606	$14,650	$14,465	$18,841	$16,628	$(33,491)	$(31,093)	$18,004	$15,606

	Year Ended December 31, 2011
	RTI International Metals, Inc		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net sales	$—	$—	$347,963	$347,963	$357,546	$329,155	$(175,830)	$(175,830)	$529,679	$501,288
Cost and expenses:
Cost of Sales	—	—	296,066	296,066	308,771	287,424	(175,830)	(175,830)	429,007	407,660
Operating income (loss)	(981)	(981)	26,079	26,079	2,663	(1,046)	—	—	27,761	24,052
Equity in earnings of subsidiaries	18,926	16,568	6,128	6,128	(1,055)	(1,055)	(23,999)	(21,641)	—	—
Income before income taxes	1,554	(804)	33,966	33,966	614	(3,058)	(23,999)	(21,641)	12,135	8,463
Provision for (benefit from) income taxes	(4,998)	(4,998)	10,257	10,257	324	(990)	—	—	5,583	4,269
Net income	$6,552	$6,032	$23,709	$23,709	$290	$(230)	$(23,999)	$(23,479)	$6,552	$6,032
Comprehensive income	$(322)	$(842)	$19,646	$19,646	$(1,586)	$(2,106)	$(18,060)	$(17,540)	$(322)	$(842)

	Year Ended December 31, 2010
	RTI International Metals, Inc		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net sales	$12,372	$12,372	$253,754	$253,754	$279,730	$254,428	$(114,063)	$(114,063)	$431,793	$406,491
Cost and expenses:
Cost of Sales	—	—	221,351	221,351	248,620	226,838	(114,063)	(114,063)	355,908	334,126
Operating income (loss)	3,072	3,072	19,181	19,181	(8,192)	(8,441)	—	—	14,061	13,812
Equity in earnings of subsidiaries	5,701	5,544	2,617	2,617	(2,282)	(2,282)	(6,036)	(5,879)	—	—
Income before income taxes	6,071	5,914	26,322	26,322	(14,537)	(14,786)	(6,036)	(5,879)	11,820	11,571
Provision for (benefit from) income taxes	2,654	2,654	7,444	7,444	(1,695)	(1,787)	—	—	8,403	8,311
Net income	$3,417	$3,570	$18,878	$18,878	$(12,842)	$(12,689)	$(6,036)	$(6,189)	$3,417	$3,570
Comprehensive income	$4,643	$4,796	$16,038	$16,038	$(6,861)	$(6,708)	$(9,177)	$(9,330)	$4,643	$4,796

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheets — Restatement Adjustments:

	December 31, 2012
	RTI International Metals, Inc		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
ASSETS
Inventories, net	$—	$—	$221,174	$220,989	$184,115	$167,968	$—	$—	$405,289	$388,957
Cost in excess of billings	—	—	—	—	—	1,841	—	—	—	1,841
Deferred income taxes	26,478	26,478	2,351	2,351	70	1,803	—	—	28,899	30,632
Other current assets	5,410	5,410	2,072	2,072	3,227	3,788	—	—	10,709	11,270
Current assets	32,014	32,014	385,653	385,468	260,408	260,948	(27,221)	(27,221)	650,854	651,209
Other noncurrent assets	4,117	4,117	892	892	835	3,857	—	—	5,844	8,866
Intercompany investments	984,901	981,844	26,814	26,814	3,736	3,736	(1,015,451)	(1,012,394)	—	—
Total assets	$1,022,359	$1,019,302	$888,660	$888,475	$424,283	$426,417	$(1,075,575)	$(1,072,518)	$1,259,727	$1,261,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned revenue-current	—	—	689	689	25,475	27,459	—	—	26,164	28,148
Total current liabilities	11,365	11,365	96,340	96,340	96,319	98,303	(27,221)	(27,221)	176,803	178,787
Unearned revenue-noncurrent	—	—	—	—	9,991	13,013	—	—	9,991	13,013
Total liabilities	276,790	276,790	305,553	305,553	214,252	219,258	(282,437)	(282,437)	514,158	519,164
Shareholders’ equity	745,569	742,512	583,107	582,922	210,031	207,159	(793,138)	(790,081)	745,569	742,512
Total liabilities and shareholders’ equity	$1,022,359	$1,019,302	$888,660	$888,475	$424,283	$426,417	$(1,075,575)	$(1,072,518)	$1,259,727	$1,261,676

	December 31, 2011
	RTI International Metals, Inc		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
ASSETS
Inventories, net	$—	$—	$136,695	$136,695	$138,364	$123,157	$—	$—	$275,059	$259,852
Cost in excess of billings	—	—	—	—	—	400	—	—	—	400
Deferred income taxes	17,177	17,177	1,399	1,399	98	465	—	—	18,674	19,041
Other current assets	9,351	9,351	883	883	2,034	2,324	(2,336)	(2,336)	9,932	10,222
Current assets	26,879	26,879	503,002	503,002	207,111	206,113	(22,871)	(22,871)	714,121	713,123
Other noncurrent assets	4,697	4,697	36	36	440	4,023	—	—	5,173	8,756
Intercompany investments	938,825	938,166	21,400	21,400	1,598	1,598	(961,823)	(961,164)	—	—
Total assets	$971,110	$970,451	$805,914	$805,914	$361,573	$362,718	$(1,011,322)	$(1,010,663)	$1,127,275	$1,128,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned revenue-current	—	—	—	—	21,495	19,716	—	—	21,495	19,716
Total current liabilities	12,729	12,729	62,535	62,535	76,038	74,259	(22,871)	(22,871)	128,431	126,652
Unearned revenue-noncurrent	—	—	—	—	4,532	8,115	—	—	4,532	8,115
Total liabilities	248,358	248,358	225,711	225,711	185,787	187,591	(255,333)	(255,333)	404,523	406,327
Shareholders’ equity	722,752	722,093	580,203	580,203	175,786	175,127	(755,989)	(755,330)	722,752	722,093
Total liabilities and shareholders’ equity	$971,110	$970,451	$805,914	$805,914	$361,573	$362,718	$(1,011,322)	$(1,010,663)	$1,127,275	$1,128,420

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of December 31, 2012 and 2011 and for the three years ended December 31, 2012:

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2012

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$503,018	$419,037	$(212,501)	$709,554
Costs and expenses:
Cost of sales	—	426,268	354,626	(212,501)	$568,393
Selling, general, and administrative expenses(1)	(3,101)	45,316	45,771	—	$87,986
Research, technical, and product development expenses	95	4,007	62	—	4,164
Asset and asset-related charges (income)	—	367	—	—	367

Operating income (loss)	3,006	27,060	18,578	—	$48,644
Other income (expense), net	(63)	38	(476)	—	(501)
Interest income (expense), net	(16,639)	205	(1,344)	—	(17,778)
Equity in earnings of subsidiaries	26,809	5,419	2,138	(34,366)	—

Income before income taxes	13,113	32,722	18,896	(34,366)	30,365
Provision for (benefit from) income taxes	(6,304)	10,726	6,526	—	10,948

Net income attributable to continuing operations	$19,417	$21,996	$12,370	$(34,366)	$19,417

Net income attributable to discontinued operations, net of tax	1,700	—	1,700	(1,700)	1,700

Net income	21,117	21,996	14,070	(36,066)	21,117

Comprehensive income	$15,606	$14,465	$16,628	$(31,093)	$15,606

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses. A credit in parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2011

	RTI International Metals, Inc. (as revised)	Guarantor Subsidiaries (as revised)	Non-Guarantor Subsidiaries (as revised)	Eliminations (as revised)	Consolidated (as revised)
Net sales	$—	$347,963	$329,155	$(175,830)	$501,288
Costs and expenses:
Cost of sales	—	296,066	287,424	(175,830)	407,660
Selling, general, and administrative expenses(1)	981	22,586	44,118	—	67,685
Research, technical, and product development expenses	—	3,232	160	—	3,392
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income (loss)	(981)	26,079	(1,046)	—	24,052
Other income (expense), net	(92)	(38)	186	—	56
Interest income (expense), net	(16,299)	1,797	(1,143)	—	(15,645)
Equity in earnings (loss) of subsidiaries	16,568	6,128	(1,055)	(21,641)	—

Income before income taxes	(804)	33,966	(3,058)	(21,641)	8,463
Provision for (benefit from) income taxes	(4,998)	10,257	(990)	—	4,269

Net income from continuing operations	$4,194	$23,709	$(2,068)	$(21,641)	$4,194

Net income from discontinued operations, net of tax	1,838	—	1,838	(1,838)	1,838

Net income (loss)	$6,032	$23,709	$(230)	$(23,479)	$6,032

Comprehensive income (loss)	$(842)	$19,646	$(2,106)	$(17,540)	$(842)

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2010

	RTI International Metals, Inc. (as revised)	Guarantor Subsidiaries (as revised)	Non-Guarantor Subsidiaries (as revised)	Eliminations (as revised)	Consolidated (as revised)
Net sales(1)	$12,372	$253,754	$254,428	$(114,063)	$406,491
Costs and expenses:
Cost of sales	—	221,351	226,838	(114,063)	334,126
Selling, general, and administrative expenses(2)	9,300	9,966	41,043	—	60,309
Research, technical, and product development expenses	—	3,256	—	—	3,256
Asset and asset-related charges (income)	—	—	(5,012)	—	(5,012)

Operating income (loss)	3,072	19,181	(8,441)	—	13,812
Other expense, net	(52)	(91)	(479)	—	(622)
Interest income (expense), net	(2,650)	4,615	(3,584)	—	(1,619)
Equity in earnings (loss) of subsidiaries	5,544	2,617	(2,282)	(5,879)	—

Income (loss) before income taxes	5,914	26,322	(14,786)	(5,879)	11,571
Provision for (benefit from) income taxes	2,654	7,444	(1,787)	—	8,311

Net income attributable to continuing operations	$3,260	$18,878	$(12,999)	$(5,879)	$3,260

Net income attributable to discontinued operations, net of tax	310	—	310	(310)	310

Net income (loss)	$3,570	$18,878	$(12,689)	$(6,189)	$3,570

Comprehensive income (loss)	$4,796	$16,038	$(6,708)	$(9,330)	$4,796

(1)	During the year ended December 31, 2010, the Parent recorded net sales related to the March 2010 settlement of certain Airbus 2009 contractual obligations.

(2)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,283	$9,907	$—	$97,190
Receivables, net	126	72,773	60,900	(27,221)	106,578
Inventories, net	—	220,989	167,968	—	388,957
Costs in excess of billings	—	—	1,841	—	1,841
Deferred income taxes	26,478	2,351	1,803	—	30,632
Assets of discontinued operations	—	—	14,741	—	14,741
Other current assets	5,410	2,072	3,788	—	11,270

Total current assets	32,014	385,468	260,948	(27,221)	651,209
Property, plant, and equipment, net	1,327	308,467	66,155	—	375,949
Goodwill	—	98,925	36,945	—	135,870
Other intangible assets, net	—	35,152	21,343	—	56,495
Deferred income taxes	—	32,757	33,433	(32,903)	33,287
Other noncurrent assets	4,117	892	3,857	—	8,866
Intercompany investments	981,844	26,814	3,736	(1,012,394)	—

Total assets	$1,019,302	$888,475	$426,417	$(1,072,518)	$1,261,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$70,086	$47,619	$(27,221)	$91,661
Accrued wages and other employee costs	6,519	16,368	11,209	—	34,096
Unearned revenue	—	689	27,459	—	28,148
Liabilities of discontinued operations	—	—	2,332	—	2,332
Other accrued liabilities	3,669	9,197	9,684	—	22,550

Total current liabilities	11,365	96,340	98,303	(27,221)	178,787
Long-term debt	196,644	1,693	—	—	198,337
Intercompany debt	—	118,229	104,084	(222,313)	—
Liability for post-retirement benefits	—	45,066	—	—	45,066
Liability for pension benefits	6,419	14,133	159	—	20,711
Deferred income taxes	54,222	26,658	3,475	(32,903)	51,452
Unearned revenue	—	—	13,013	—	13,013
Other noncurrent liabilities	8,140	3,434	224	—	11,798

Total liabilities	276,790	305,553	219,258	(282,437)	519,164

Shareholders’ equity	742,512	582,922	207,159	(790,081)	742,512

Total liabilities and shareholders’ equity	$1,019,302	$888,475	$426,417	$(1,072,518)	$1,261,676

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2011

	RTI International Metals, Inc. (as revised)	Guarantor Subsidiaries (as revised)	Non-Guarantor Subsidiaries (as revised)	Eliminations (as revised)	Consolidated (as revised)
ASSETS
Current assets:
Cash and cash equivalents	$—	$144,271	$12,571	$—	$156,842
Short-term investments	—	164,255	—	—	164,255
Receivables, net	351	55,499	51,113	(20,535)	86,428
Inventories, net	—	136,695	123,157	—	259,852
Costs in excess of billings	—	—	400	—	400
Deferred income taxes	17,177	1,399	465	—	19,041
Assets of discontinued operations	—	—	16,083	—	16,083
Other current assets	9,351	883	2,324	(2,336)	10,222

Total current assets	26,879	503,002	206,113	(22,871)	713,123
Property, plant, and equipment, net	709	224,129	64,537	—	289,375
Investments	—	12,683	—	—	12,683
Goodwill	—	18,097	36,386	—	54,483
Other intangible assets, net	—	—	22,576	—	22,576
Deferred income taxes	—	26,567	27,485	(26,628)	27,424
Other noncurrent assets	4,697	36	4,023	—	8,756
Intercompany investments	938,166	21,400	1,598	(961,164)	—

Total assets	$970,451	$805,914	$362,718	$(1,010,663)	$1,128,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950	$38,456	$36,949	$(20,535)	$55,820
Accrued wages and other employee costs	7,485	11,978	7,324	—	26,787
Unearned revenue	—	—	19,716	—	19,716
Liabilities of discontinued operations	—	—	4,244	—	4,244
Other accrued liabilities	4,294	12,101	6,026	(2,336)	20,085

Total current liabilities	12,729	62,535	74,259	(22,871)	126,652
Long-term debt	186,961	20	—	—	186,981
Intercompany debt	—	105,116	100,740	(205,856)	—
Liability for post-retirement benefits	—	41,388	—	—	41,388
Liability for pension benefits	6,777	13,376	677	—	20,830
Deferred income taxes	36,638	(40)	3,614	(26,606)	13,606
Unearned revenue	—	—	8,115	—	8,115
Other noncurrent liabilities	5,253	3,316	186	—	8,755

Total liabilities	248,358	225,711	187,591	(255,333)	406,327

Shareholders’ equity	722,093	580,203	175,127	(755,330)	722,093

Total liabilities and shareholders’ equity	$970,451	$805,914	$362,718	$(1,010,663)	$1,128,420

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Cash provided by (used in) operating activities	$21,972	$2,957	$(16,863)	$—	$8,066

Investing activities:
Capital expenditures	(970)	(54,715)	(5,853)	—	(61,538)
Investments in subsidiares, net	178,633	—	—	(178,633)	—
Acquisitions, net of cash acquired	(182,811)	—	—	—	(182,811)
Proceeds from disposal of property, plant, and equipment	—	—	10	—	10
Short-term investments and marketable securities, net	—	176,771	—	—	176,771

Cash provided by (used in) investing activities	(5,148)	122,056	(5,843)	(178,633)	(67,568)
Financing activities:
Proceeds from exercise of employee stock options	729	—	—	—	729
Excess tax benefits from stock-based compensation activity	196	—	—	—	196
Parent company investments, net of distributions	—	(194,783)	16,150	178,633	—
Repayments on long-term debt	—	(758)	—	—	(758)
Intercompany debt, net	(16,184)	13,540	2,644	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)
Financing fees	(823)	—	—	—	(823)

Cash provided by (used in) financing activities	(16,824)	(182,001)	18,794	178,633	(1,398)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,248	—	1,248

Decrease in cash and cash equivalents	—	(56,988)	(2,664)	—	(59,652)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$87,283	$9,907	$—	$97,190

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	RTI International Metals, Inc. (as revised)	Guarantor Subsidiaries (as revised)	Non-Guarantor Subsidiaries (as revised)	Eliminations (as revised)	Consolidated (as revised)
Cash provided by (used in) operating activities	$28,498	$21,099	$(34,762)	$—	$14,835

Investing activities:
Capital expenditures	—	(35,793)	(3,052)	—	(38,845)
Investments in subsidiares, net	(35,812)	—	—	—	(35,812)
Acquisitions, net of cash acquired	33,831	1,735	(36,248)	682	—
Proceeds from disposal of property, plant, and equipment	—	—	20	—	20
Short-term investments and marketable securities, net	—	(160,409)	—	—	(160,409)

Cash used in investing activities	(1,981)	(194,467)	(39,280)	682	(235,046)
Financing activities:
Proceeds from exercise of employee stock options	367	—	—	—	367
Excess tax benefits from stock-based compensation activity	302	—	—	—	302
Parent company investments, net of distributions	—	(38,200)	38,882	(682)	—
Repayments on long-term debt	—	(20)	(5)	—	(25)
Intercompany debt, net	(26,892)	5,230	21,662	—	—
Purchase of common stock held in treasury	(294)	—	—	—	(294)

Cash provided by (used in) financing activities	(26,517)	(32,990)	60,539	(682)	350
Effect of exchange rate changes on cash and cash equivalents	—	—	(248)	—	(248)

Decrease in cash and cash equivalents	—	(206,358)	(13,751)	—	(220,109)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$144,271	$12,571	$—	$156,842

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	RTI International Metals, Inc. (as revised)	Guarantor Subsidiaries (as revised)	Non-Guarantor Subsidiaries (as revised)	Eliminations (as revised)	Consolidated (as revised)
Cash provided by operating activities	$26,707	$28,776	$19,725	$—	$75,208

Investing activities:
Capital expenditures	—	(24,365)	(4,267)	—	(28,632)
Investments in subsidiares, net	(205,830)	(2,900)	—	208,730	—
Proceeds from disposal of property, plant, and equipment	—	—	4,011	—	4,011
Short-term investments, net	—	44,766	—	—	44,766

Cash provided by (used in) investing activities	(205,830)	17,501	(256)	208,730	20,145
Financing activities:
Proceeds from exercise of employee stock options	1,096	—	—	—	1,096
Excess tax benefits from stock-based compensation activity	380	—	—	—	380
Parent company investments, net of distributions	—	75,375	133,355	(208,730)	—
Borrowings on long-term debt	230,000	—	—	—	230,000
Repayments on long-term debt	—	(20)	(17)	—	(37)
Intercompany debt, net	(44,737)	183,472	(138,735)	—	—
Purchase of common stock held in treasury	(367)	—	—	—	(367)
Financing fees	(7,249)	—	—	—	(7,249)

Cash provided by (used in) financing activities	179,123	258,827	(5,397)	(208,730)	223,823
Effect of exchange rate changes on cash and cash equivalents	—	—	1,559	—	1,559

Increase in cash and cash equivalents	—	305,104	15,631	—	320,735
Cash and cash equivalents at beginning of period	—	45,525	10,691	—	56,216

Cash and cash equivalents at end of period	$—	$350,629	$26,322	$—	$376,951

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 18—SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2012 and 2011. It has been derived from the Company’s unaudited Consolidated Financial Statements which have been restated or revised, as indicated, for each of the quarterly periods to reflect the adjustments that are more fully described in Note 2 to the Consolidated Financial Statements.

2012	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Restated)	4th Quarter (As Restated)
Net Sales	$153,759	$184,280	$182,286	$189,229
Gross profit	32,317	33,973	33,410	41,461
Operating income	10,419	10,191	9,056	18,978
Net income from continuing operations	3,933	4,066	3,035	8,383
Earnings per share attributable to continuing operations:
Basic	$0.13	$0.13	$0.10	$0.28
Diluted	$0.13	$0.13	$0.10	$0.28
Earnings per share attributable to discontinued operations:
Basic	$0.02	$0.01	$0.01	$0.01
Diluted	$0.02	$0.01	$0.01	$0.01

2011	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Revised)	4th Quarter (As Revised)
Net Sales	$111,800	$118,007	$136,853	$134,628
Gross profit	23,312	24,183	22,851	23,282
Operating income	7,630	6,482	6,310	3,630
Net income from continuing operations	1,497	2,117	1,167	(587)
Earnings per share attributable to continuing operations:
Basic	$0.05	$0.07	$0.04	$(0.02)
Diluted	$0.05	$0.07	$0.04	$(0.02)
Earnings per share attributable to discontinued operations:
Basic	$0.01	$0.02	$0.02	$0.01
Diluted	$0.01	$0.02	$0.02	$0.01

Note 19—SUBSEQUENT EVENT:

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

Item 9A.    Controls and Procedures.

Disclosure controls and procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that original evaluation, the CEO and CFO originally concluded that the Company’s disclosure controls were effective as of December 31, 2012.

In connection with the restatement of our Consolidated Financial Statements for the year ended December 31, 2012, and the other material weaknesses identified below, management, under the supervision of and with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

Notwithstanding the existence of the material weaknesses described below, based upon the work performed during the restatement process, the Company’s management concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operations, and cash flows for the interim and annual periods presented herein.

Management’s report on internal control over financial reporting (Restated)

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, in Management’s report on internal control over financial reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2012, management had concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. In connection with the restatement of the financial statements included in this Form 10-K/A, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of its internal control over financial reporting and concluded that, because material weaknesses, as discussed below, existed as of December 31, 2012, the Company’s internal control over financial reporting was not effective as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses in internal control over financial reporting are as follows:

The Company did not design effective controls over the completeness, accuracy and timing of revenue recognition and related costs at certain businesses within its Engineered Products and Services segment. Specifically, the Company did not design controls to assess whether certain customer contracts should be accounted for using a percentage of completion model and did not design controls to apply percentage of completion accounting which impacted the revenue, cost of goods sold, inventory and costs in excess of billings accounts and the related disclosures. The material weakness resulted in the restatement of the Company’s Consolidated Financial Statements for the year ended December 31, 2012, the Condensed Consolidated Financial Statements for the interim periods in 2012, and each of the three months ended March 31, 2011 and June 30, 2011, as well as revisions to the December 31, 2011 and 2010 Consolidated Financial Statements, the Condensed

Consolidated Financial Statements for the six months ended June 30, 2011 and for the three and nine months ended September 30, 2011. In addition, this material weakness could result in a misstatement to the aforementioned accounts and disclosures that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

The Company did not maintain effective risk assessment controls to evaluate the financial reporting impacts that recent acquisitions and other related changes to the business could have on certain other internal control processes. This material weakness contributed to material weaknesses related to the accounting for business combinations, implementation of controls in certain newly acquired entities and the annual impairment assessment of goodwill as described in further detail below:

(1)	The Company did not design effective controls over the accuracy of the fair value of assets acquired and liabilities assumed in a business combination, including the valuation of acquired intangible assets.

(2)	The Company did not design and maintain certain controls at its recently acquired Advanced Forming division. Specifically, controls over journal entries were not effectively designed to provide reasonable assurance that journal entries were appropriately recorded or that they were properly reviewed for validity, accuracy, and completeness for substantially all of the accounts. In addition, the Company did not design and maintain controls to ensure the accuracy and existence of revenue and accounts receivables, the valuation of inventory and the accuracy of cost of goods sold at this division.

(3)	The Company’s did not design effective controls over the annual goodwill impairment analysis, including controls over the accuracy of inputs to the reporting unit enterprise valuation and the accuracy and completeness of qualitative impairment consideration.

The material weaknesses related to risk assessment, acquisitions, Advanced Forming and goodwill did not result in any material misstatements to the financial statements. However, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Management’s remediation initiatives

The Company is in the process of instituting measures to address the above described material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	The financial statements contained in Item 8 hereof;

2.	The financial statement schedule following the signatures hereto; and

3.	The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.

2.2	Stock Purchase Agreement by and among Aeromet International PLC, Aeromet Advanced Forming Limited and RTI Europe Limited, dated as of October 17, 2011, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the event dated October 17, 2011.

2.3	Stock Purchase Agreement by and among RTI International Metals, Inc., REI Delaware Holding, Inc., and REI Delaware Holding, LLC, dated as of January 9, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for the event dated January 9, 2012.

2.4	Amendment No. 1 to Stock Purchase Agreement, dated February 13, 2012, by and among RTI International Metals, Inc., REI Delaware Holding, LLC, and REI Delaware Holding, Inc., incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on form 10-K for the year ended December 31, 2011.

3.1	Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

3.2	Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 No. 333-61935.

4.1	Form of Senior Debt Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.8 to the Company’s Form S-3ASR No. 333-171034, filed December 8, 2010.

4.2	Form of Subordinated Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.9 to the Company’s Form S-3ASR No. 333-171034, filed December 8, 2010.

4.3	Indenture, dated December 14, 2010 by and between RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

4.4	First Supplemental Indenture, dated December 14, 2010 by and between RTI International Metals, Inc., the Subsidiary Guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

Exhibit No.	Description

4.5	Form of 3.000% Convertible Senior Notes due 2015, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K for the event dated December 14, 2010.

4.6	Second Amended and Restated Credit Agreement dated May 23, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated May 23, 2012.

4.7	Second Supplemental Indenture, dated May 30, 2012 by and between RTI International Metals, Inc., REI Medical, Inc., Remmele Engineering, Inc. and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2012.

10.1*	RTI International Metals, Inc. Supplemental Pension Program effective August 1, 1987, as amended and restated October 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, and restated October 26, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.4*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.5*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 14, 2005.

10.6*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.7*	Form of Performance Share Award (2011 grants and prior) under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated January 25, 2008.

10.8*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan, as amended on January 26, 2012, incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

10.9*	RTI International Metals, Inc., Employee Stock Purchase Plan, incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement on Form DEF14A, dated February 23, 2009.

10.10*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended April 26, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.11*	Pay philosophy and guiding principles covering executive compensation, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.12*	Form of indemnification agreement, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit No.	Description

10.13*	Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.14*	Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.15*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.16*	Employment Agreement, dated May 17, 2010, between the Company and James L. McCarley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated May 20, 2010.

10.17*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Stephen R. Giangiordano, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.18*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William T. Hull, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.19*	Amended and restated employment agreement, dated December 31, 2008, between the Company and William F. Strome, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.20*	Amended and restated employment agreement, dated December 31, 2008, between the Company and Chad Whalen, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K for the event dated December 31, 2008.

10.21*	Employment Agreement, dated February 21, 2013, between the Company and Patricia A. O’Connell, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.22	Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

10.23	Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

10.24	Amended and Restated Procurement Frame Contract between EADS Deutschland GmbH and the Company dated July 20, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated July 22, 2010.

21.1	Subsidiaries of the Company, filed herewith.

24.1	Powers of Attorney incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101**	The following financial statements from The Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”); (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan, contract, or arrangement
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ WILLIAM T. HULL
William T. Hull Senior Vice President and Chief Financial Officer (principal accounting officer)

Dated: September 24, 2013

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