Form 10-Q/A
period 2013-03-31
RTI INTERNATIONAL METALS INC
filed 2013-09-24
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

☐  Yes             ☑  No

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 26, 2013 was 30,530,515.

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

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends and restates our Quarterly

Report on Form 10-Q of the Company for the three months ended March 31, 2013 (the “Original Form 10-Q”) as originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2013 (the “Original

Filing Date”). This Amendment amends and restates the Company’s Condensed Consolidated Financial Statements and related disclosures in Item 1 for the three months ended March 31, 2013, as well as Management’s Discussion and Analysis in Item 2, and Controls and Procedures in Item 4.

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 19, 2013, the Company historically recognized revenues for certain of its long-term contracts upon the delivery of products or the performance of services. In July 2013, the Company undertook a review of these contracts, and determined that for certain of these contracts this treatment was incorrect. This amended filing presents the Condensed Consolidated Financial Statements as if these contracts were accounted for using the percentage-of-completion accounting model under Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts as well as other related adjustments. ASC 605-35 requires that management continually update estimates of projected revenues and costs for each contract to determine the appropriate amount of revenue and costs to recognize in each period. For certain contracts, since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates are not available for historical periods and it is not practicable to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when the Company believed it would have been able to estimate its remaining revenues and costs at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered. See Note 2 to the Company’s accompanying Condensed Consolidated Financial Statements for additional information.

The correction of this error has no impact on total contract revenues or total contract profitability over the term of the contract, and has no impact on total contract cash flows; however, it will change the timing of revenue and profitability recognition during the course of the contract period. See Note 2 to the Company’s accompanying Condensed Consolidated Financial Statements for additional information.

Although this Amendment supersedes the Original Form 10-Q in its entirety, this Amendment only amends and restates Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II, solely as a result of, and to reflect, the restatements and recasting of discontinued operations, and no other information in the Original Form 10-Q amended hereby.

Item 6 of Part II of this Amendment has been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013 (As Restated)	2012 (As Restated)
Net sales	$191,900	$153,759
Cost and expenses:
Cost of sales	151,986	121,442
Selling, general, and administrative expenses	24,908	20,833
Research, technical, and product development expenses	1,001	1,065

Operating income	14,005	10,419
Other income (expense), net	559	(268)
Interest income	31	82
Interest expense	(4,796)	(4,278)

Income before income taxes	9,799	5,955
Provision for income taxes	2,982	2,022

Net income attributable to continuing operations	$6,817	$3,933

Net income attributable to discontinued operations, net of tax	151	571

Net income	$6,968	$4,504

Earnings per share attributable to continuing operations:
Basic	$0.22	$0.13

Diluted	$0.22	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$0.02

Diluted	$—	$0.02

Weighted-average shares outstanding:
Basic	30,230,641	30,090,101

Diluted	30,504,177	30,200,542

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013 (As Restated)	2012 (As Restated)
Net income	$6,968	$4,504
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(1,514) and $1,180	(2,812)	2,192
Realized loss on investments, net of tax of $0 and $4	—	8
Benefit plan amortization, net of tax of $4,175 and $725	6,824	1,203

Other comprehensive income, net of tax	4,012	3,403

Comprehensive income	$10,980	$7,907

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013 (As Restated)	2012 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$58,015	$97,190
Receivables, less allowance for doubtful accounts of $712 and $722	114,075	106,578
Inventories, net	414,972	388,957
Costs in excess of billings	1,679	1,841
Deferred income taxes	30,184	30,632
Assets of discontinued operations	14,971	14,741
Other current assets	11,749	11,270

Total current assets	645,645	651,209
Property, plant, and equipment, net	371,299	375,949
Goodwill	135,341	135,870
Other intangible assets, net	55,228	56,495
Deferred income taxes	29,624	33,287
Other noncurrent assets	8,067	8,866

Total assets	$1,245,204	$1,261,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,587	$91,661
Accrued wages and other employee costs	21,826	34,096
Unearned revenues	23,840	28,148
Liabilities of discontinued operations	2,821	2,332
Other accrued liabilities	25,379	22,550

Total current liabilities	153,453	178,787
Long-term debt	200,663	198,337
Liability for post-retirement benefits	43,729	45,066
Liability for pension benefits	15,229	20,711
Deferred income taxes	51,400	51,452
Unearned revenues	12,792	13,013
Other noncurrent liabilities	12,129	11,798

Total liabilities	489,395	519,164

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,300,737 and 31,136,899 shares issued; 30,498,948 and 30,354,324 shares outstanding	313	311
Additional paid-in capital	487,512	484,798
Treasury stock, at cost; 801,789 and 782,575 shares	(18,798)	(18,399)
Accumulated other comprehensive loss	(40,710)	(44,722)
Retained earnings	327,492	320,524

Total shareholders’ equity	755,809	742,512

Total liabilities and shareholders’ equity	$1,245,204	$1,261,676

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013 (As Restated)	2012 (As Restated)
OPERATING ACTIVITIES:
Net income	$6,968	$4,504
Adjustment for non-cash items included in net income:
Depreciation and amortization	11,000	8,734
Goodwill impairments	484	—
Deferred income taxes	3,350	(2,501)
Stock-based compensation	1,708	1,378
Excess tax benefits from stock-based compensation activity	(236)	(61)
Amortization of discount on long-term debt	2,562	2,352
Amortization of debt issuance costs	325	368
Other	(41)	(68)
Changes in assets and liabilities:
Receivables	(9,994)	4,750
Inventories	(27,131)	(29,552)
Accounts payable	(6,583)	5,504
Income taxes payable	416	1,659
Unearned revenue	(4,328)	7,910
Costs in excess of billings	162	396
Other current assets and liabilities	(10,520)	(14,824)
Other assets and liabilities	1,135	(3,508)

Cash used in operating activities	(30,723)	(12,959)

INVESTING ACTIVITIES:
Capital expenditures	(9,160)	(17,128)
Acquisitions, net of cash acquired	—	(185,633)
Maturity/sale of investments	—	176,809
Purchase of investments	—	(38)

Cash used in investing activities	(9,160)	(25,990)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,239	120
Excess tax benefits from stock-based compensation activity	236	61
Repayments on long-term debt	(220)	(97)
Purchase of common stock held in treasury	(399)	(742)

Cash provided by (used in) financing activities	856	(658)

Effect of exchange rate changes on cash and cash equivalents	(148)	637

Decrease in cash and cash equivalents	(39,175)	(38,970)
Cash and cash equivalents at beginning of period	97,190	156,842

Cash and cash equivalents at end of period	$58,015	$117,872

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

The balance sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s First Amendment to its 2012 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2013. Refer to Notes 2, 3, 4, and, 15 for more information on current year presentation.

Note 2—RESTATEMENTS:

The Company historically recognized revenues for certain of its long-term contracts upon the delivery of products or the performance of services. In July 2013, the Company undertook a review of these contracts, and determined that for certain of these contracts this treatment was incorrect. This amended filing presents the Condensed Consolidated Financial Statements as if these contracts were accounted for using the percentage-of-completion accounting model under Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts as well as other related adjustments. ASC 605-35 requires that management continually update estimates of projected revenues and costs for each contract to determine the appropriate amount of revenue and costs to recognize in each period. For certain contracts, since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates are not available for historical periods and it is not practicable to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when the Company believed it would have been able to estimate its remaining revenues and costs at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered. The Condensed Consolidated Financial Statements for the three months ended March 31, 2012 were restated in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed with the SEC on September 24, 2013. The effects of the restatement on the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2013 and 2012, the Condensed Consolidated Balance Sheet as of March 31, 2013, and the Consolidated Balance Sheet as of December 31, 2012 are presented below:

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	Three Months Ended March 31, 2013
	Previously Reported	Restatement Adjustment	As Corrected
Condensed Consolidated Statement of Operations
Net Sales	$187,470	$4,430	$191,900
Cost of sales	149,381	2,605	151,986
Operating income	12,180	1,825	14,005
Income before income taxes	7,974	1,825	9,799
Provision for income taxes	2,470	512	2,982
Net income attributable to continuing operations	5,504	1,313	6,817
Net income	5,655	1,313	6,968
Basic Earnings per share - continuing operations	$0.18	$0.04	$0.22
Diluted Earnings per share - continuing operations	$0.18	$0.04	$0.22

	Three Months Ended March 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected
Condensed Consolidated Statement of Operations
Net sales.	$154,569	$(810)	$153,759
Cost of sales.	120,545	897	121,442
Operating income.	12,126	(1,707)	10,419
Income before income taxes.	7,662	(1,707)	5,955
Provision for income taxes	2,608	(586)	2,022
Net income attributable to continuing operations	5,054	(1,121)	3,933
Net income	5,625	(1,121)	4,504
Basic earnings per share - continuing operations	$0.17	$(0.04)	$0.13
Diluted earnings per share - continuing operations	$0.17	$(0.04)	$0.13

	March 31, 2013
	Previously Reported	Restatement Adjustment	As Corrected
Condensed Consolidated Balance Sheet
Inventories, net	$421,402	$(6,430)	$414,972
Costs in excess of billings	—	1,679	1,679
Deferred income taxes	28,962	1,222	30,184
Other current assets	11,115	634	11,749
Total current assets	648,540	(2,895)	645,645
Other noncurrent assets	5,197	2,870	8,067
Total assets	1,245,229	(25)	1,245,204
Unearned revenues-current	24,991	(1,151)	23,840
Total current liabilities	154,604	(1,151)	153,453
Unearned revenues-noncurrent	9,922	2,870	12,792
Total liabilities	487,676	1,719	489,395
Retained earnings	329,236	(1,744)	327,492
Total shareholders’ equity	757,553	(1,744)	755,809
Total liabilities and shareholders’ equity	1,245,229	(25)	1,245,204

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

In addition to the effects of the restatement discussed above, the Condensed Consolidated Balance Sheet at December 31, 2012 has been recast for the effect of reporting RTI Pierce Spafford as a discontinued operation. The effects of both the restatement and recast are as follows:

	December 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Condensed Consolidated Balance Sheet
Receivables	$108,767	$—	$108,767	$(2,189)	$106,578
Inventories, net	405,289	(5,208)	400,081	(11,124)	388,957
Cost in excess of billings	—	1,841	1,841	—	1,841
Deferred income taxes	28,899	1,733	30,632	—	30,632
Assets of discontinued operations	—	—	—	14,741	14,741
Other current assets	10,709	561	11,270	—	11,270
Total current assets	650,854	(1,073)	649,781	1,428	651,209
Property, plant and equipment, net	375,996	—	375,996	(47)	375,949
Goodwill	137,251	—	137,251	(1,381)	135,870
Other noncurrent assets	5,844	3,022	8,866	—	8,866
Total assets	1,259,727	1,949	1,261,676	—	1,261,676
Accounts payable	93,656	—	93,656	(1,995)	91,661
Accrued wages and other employment costs	34,433	—	34,433	(337)	34,096
Unearned revenues-current	26,164	1,984	28,148	—	28,148
Liabilities of discontinued operations	—	—	—	2,332	2,332
Total current liabilities	176,803	1,984	178,787	—	178,787
Unearned revenues-noncurrent	9,991	3,022	13,013	—	13,013
Total liabilities	514,158	5,006	519,164	—	519,164
Retained earnings	323,581	(3,057)	320,524	—	320,524
Total shareholders’ equity	745,569	(3,057)	742,512	—	742,512
Total liabilities and shareholders’ equity	1,259,727	1,949	1,261,676	—	1,261,676

	Three Months Ended March 31, 2013
	Previously Reported	Restatement Adjustment	As Corrected
Condensed Consolidated Statement of Cash Flows
Operating Activities:
Net income	$5,655	$1,313	$6,968
Adjustment for non-cash items included in net income:
Deferred income taxes	2,838	512	3,350
Changes in assets and liabilities:
Inventories	(28,351)	1,220	(27,131)
Unearned revenue	(1,042)	(3,286)	(4,328)
Billings in excess of costs/cost in excess of billings	—	162	162
Other current assets and liabilities	(10,447)	(73)	(10,520)
Other assets and liabilities	983	152	1,135

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	Three Months Ended March 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected
Condensed Consolidated Statement of Cash Flows
Operating Activities:
Net income	$5,625	$(1,121)	$4,504
Adjustment for non-cash items included in net income:
Deferred income taxes	(1,915)	(586)	(2,501)
Changes in assets and liabilities:
Inventories.	(31,130)	1,578	(29,552)
Unearned revenue	8,230	(320)	7,910
Billings in excess of costs/cost in excess of billings	—	396	396
Other current assets and liabilities	(14,798)	(26)	(14,824)
Other assets and liabilities.	(3,587)	79	(3,508)

Note 3—ORGANIZATION:

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

Note 4—DISCONTINUED OPERATIONS:

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

Note 5—ACCUMULATED OTHER COMPREHENSIVE LOSS:

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

These amounts have been used in the calculation of net periodic benefit cost for the three months ended March 31, 2013. Refer to Note 13 for further information about the Company’s benefit plans.

Note 6—STOCK-BASED COMPENSATION:

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

Note 7—INCOME TAXES (As Restated):

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

Inclusive of discrete items, the Company recorded a provision for income taxes of $2,982, or 30.4% of pretax income from continuing operations, and $2,022, or 34.0% of pretax income from continuing operations, for federal, state, and foreign income taxes for the three months ended March 31, 2013 and 2012, respectively. Discrete items for the three months ended March 31, 2013 totaled $238 and were primarily due to adjustments to prior years’ taxes. Discrete items for the three months ended March 31, 2012 were not material.

Note 8—EARNINGS PER SHARE:

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013 (As Restated)	2012 (As Restated)
Numerator:
Net income from continuing operations before allocation of earnings to participating securities	$6,817	$3,933
Less: Earnings allocated to participating securities	(61)	(14)

Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	$6,756	$3,919

Net income from discontinued operations before allocation of earnings to participating securities	$151	$571
Less: Earnings allocated to participating securities	(1)	(2)

Net income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$150	$569

Denominator:
Basic weighted-average shares outstanding	30,230,641	30,090,101
Effect of dilutive securities	273,536	110,441

Diluted weighted-average shares outstanding	30,504,177	30,200,542

Earnings per share attributable to continuing operations:
Basic	$0.22	$0.13
Diluted	$0.22	$0.13
Earnings per share attributable to discontinued operations:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Note 9—FAIR VALUE MEASUREMENTS:

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

Note 10—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 54% of the Company’s inventories at both March 31, 2013 and December 31, 2012. The remaining inventories

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). As of March 31, 2013 and December 31, 2012, the current cost of inventories exceeded their carrying value by $62,621 and $58,598, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31, 2013 (As Restated)	December 31, 2012 (As Restated)
Raw materials and supplies	$156,987	$155,419
Work-in-process and finished goods	320,606	292,136
LIFO reserve	(62,621)	(58,598)

Total inventories	$414,972	$388,957

Note 11—GOODWILL AND OTHER INTANGIBLE ASSETS:

The carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

Uncertainties or other factors that could result in a potential goodwill impairment include, but are not limited to:

•	further long-term production delays or a significant decrease in expected demand or component pricing related to the Boeing 787 Dreamliner® program,

•

the cancellation of one of the other major aerospace or defense programs in which the Company currently participates, such as the Joint Strike Fighter program, the Airbus family of aircraft including the A380 and A350XWB, or the Boeing 747-8 program,

•	a reduction in revenues from medical device customers due to pricing pressures or competing technologies, and

•	the Company’s ability to ramp up its production in a cost efficient manner may also impact the results of a future impairment test.

Goodwill.    The carrying amount of goodwill attributable to each segment at December 31, 2012 and March 31, 2013 was as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2012	$10,020	$125,850	$135,870
Impairment (Note 3)	(293)	—	(293)
Translation adjustment	53	(289)	(236)
Purchase price allocation adjustment	—	—	—

March 31, 2013	$9,780	$125,561	$135,341

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

Note 12—LONG-TERM DEBT:

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended March 31,
	2013 (As Restated)	2012 (As Restated)
Net sales:
Titanium Segment	$98,860	$89,271
Intersegment sales	16,270	22,073

Total Titanium Segment sales	115,130	111,344
Engineered Products and Services Segment	93,040	64,488
Intersegment sales	15,843	20,595

Total Engineered Products and Services Segment sales	108,883	85,083
Eliminations	32,113	42,668

Total consolidated net sales	$191,900	$153,759

Operating income:
Titanium Segment before corporate allocations	$15,859	$17,555
Corporate allocations	(4,900)	(5,725)

Total Titanium Segment operating income	10,959	11,830
Engineered Products and Services Segment before corporate allocations	8,728	1,817
Corporate allocations	(5,682)	(3,228)

Total Engineered Products and Services Segment operating income	3,046	(1,411)

Total consolidated operating income	$14,005	$10,419
Other income (expense), net	559	(268)
Interest expense, net	(4,765)	(4,196)

Total consolidated income before income taxes	9,799	5,955

	March 31, 2013 (As Restated)	December 31, 2012 (As Restated)
Total assets:
Titanium Segment	$588,275	$576,786
Engineered Products and Services Segment	595,778	586,512
General corporate assets	46,180	83,637
Assets of discontinued operations	14,971	14,741

Total consolidated assets	$1,245,204	$1,261,676

Note 16—NEW ACCOUNTING STANDARDS:

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet—Disclosures about Offsetting Assets and Liabilities.” This ASU requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the three months ended March 31, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

Note 17—GUARANTOR SUBSIDIARIES:

The 2015 Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several of RTI International Metals, Inc.’s (the “Parent’s”) 100% owned subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary would be automatically released from its guarantee of the 2015 Notes if either (i) it ceased to be a guarantor under the Parent’s Second Amended and Restated Credit Agreement or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the 2015 Notes.

There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above, except, however, the obligations of each Guarantor Subsidiary under its guarantee will be limited to the maximum amount as will result in obligations of such Guarantor Subsidiary under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of bankruptcy law, the Uniform Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Condensed Consolidating Statements of Operations and Comprehensive Income for each of the three months ended March 31, 2013 and 2012 and the Condensed Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012 have been restated to reflect the correction of an error, as discussed in Note 2. The restatement did not impact previously reported amounts in the Condensed Consolidating Statements of Cash Flows. The effects of the restatement, as applicable, are shown in the following tables:

The Condensed Consolidating Financial Statements for the three months ended March 31, 2012 have been recast to reflect the change in guarantor status of RTI Remmele Engineering (“Remmele”). At the time of acquisition, during the three months ended March 31, 2012, Remmele did not guarantee the Company’s debt, and its results were reported as a Non-Guarantor subsidiary. During the three months ended June 30, 2012, Remmele became a Guarantor Subsidiary, and its results have been reported as a Guarantor Subsidiary beginning with the quarterly period ended June 30, 2012. The March 31, 2012 statements presented below have been recast to report the results of Remmele as a Guarantor Subsidiary.

The following tables present Condensed Consolidating Financial Statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2013

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$136,173	$136,173	$101,732	$106,162	$(50,435)	$(50,435)	$187,470	$191,900
Cost of sales	—	—	113,462	113,470	86,354	88,951	(50,435)	(50,435)	149,381	151,986
Selling, general, and administrative expenses (1)	1,213	1,213	11,708	11,708	11,987	11,987	—	—	24,908	24,908
Research, technical, and product development expenses	—	—	1,001	1,001	—	—	—	—	1,001	1,001
Asset and asset-related charges (income)	—	—	—	—	—	—	—	—	—	—
Goodwill Impairment	—	—	—	—	—	—	—	—	—	—

Operating income	(1,213)	(1,213)	10,002	9,994	3,391	5,224	—	—	12,180	14,005
Other income (expense), net	4,277	4,277	(2,384)	(2,384)	(1,334)	(1,334)	—	—	559	559
Interest income (expense), net	(4,417)	(4,417)	29	29	(377)	(377)	—	—	(4,765)	(4,765)
Equity in earnings of subsidiaries	5,862	7,175	(373)	(373)	106	106	(5,595)	(6,908)	—	—

Income before taxes	4,509	5,822	7,274	7,266	1,786	3,619	(5,595)	(6,908)	7,974	9,799
Provision for (benefit from) income taxes	(995)	(995)	2,775	2,775	690	1,202	—	—	2,470	2,982

Net income attributable to continuing operations	5,504	6,817	4,499	4,491	1,096	2,417	(5,595)	(6,908)	5,504	6,817
Net income attributable to discontinued operations, net of tax	151	151	—	—	151	151	(151)	(151)	151	151

Net income	$5,655	$6,968	$4,499	$4,491	$1,247	$2,568	$(5,746)	$(7,059)	$5,655	$6,968

Comprehensive income	$9,667	$10,980	$10,673	$10,665	$(1,565)	$(244)	$(9,108)	$(10,421)	$9,667	$10,980

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

March 31, 2013

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$50,601	$50,601	$7,414	$7,414	$—	$—	$58,015	$58,015
Short term investments	—	—	—	—	—	—	—	—	—	—
Receivables, net	1,049	1,049	76,104	76,104	63,454	63,454	(26,532)	(26,532)	114,075	114,075
Inventories, net	—	—	239,272	239,079	182,130	175,893	—	—	421,402	414,972
Costs in excess of billings	—	—	—	—	—	1,679	—	—	—	1,679
Deferred income taxes	26,478	26,478	2,437	2,437	47	1,269	—	—	28,962	30,184
Assets of discontinued operations	—	—	—	—	14,971	14,971	—	—	14,971	14,971
Other current assets	5,355	5,355	2,483	2,483	3,277	3,911	—	—	11,115	11,749

Total current assets	32,882	32,882	370,897	370,704	271,293	268,591	(26,532)	(26,532)	648,540	645,645
Property, plant, and equipment, net	1,464	1,464	303,604	303,604	66,231	66,231	—	—	371,299	371,299
Goodwill	—	—	98,925	98,925	36,416	36,416	—	—	135,341	135,341
Other intangible assets, net	—	—	34,511	34,511	20,717	20,717	—	—	55,228	55,228
Deferred income taxes	—	—	28,939	28,939	34,030	34,030	(33,345)	(33,345)	29,624	29,624
Other noncurrent assets	3,792	3,792	201	201	1,204	4,074	—	—	5,197	8,067
Intercompany investments	1,001,827	1,000,083	26,441	26,441	5,130	5,130	(1,033,398)	(1,031,654)	—	—

Total assets	$1,039,965	$1,038,221	$863,518	$863,325	$435,021	$435,189	$(1,093,275)	$(1,091,531)	$1,245,229	$1,245,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,355	$1,355	$57,013	$57,013	$47,751	$47,751	$(26,532)	$(26,532)	$79,587	$79,587
Accrued wages and other employee costs	3,487	3,487	12,091	12,091	6,248	6,248	—	—	21,826	21,826
Unearned revenue	—	—	1,237	1,237	23,754	22,603	—	—	24,991	23,840
Liabilities of discontinued operations	—	—	—	—	2,821	2,821	—	—	2,821	2,821
Other accrued liabilities	8,879	8,879	7,156	7,156	9,344	9,344	—	—	25,379	25,379

Total current liabilities	13,721	13,721	77,497	77,497	89,918	88,767	(26,532)	(26,532)	154,604	153,453
Long-term debt	199,206	199,206	1,457	1,457	—	—	—	—	200,663	200,663
Intercompany debt	—	—	109,444	109,444	119,403	119,403	(228,847)	(228,847)	—	—
Liability for post-retirement benefits	—	—	43,729	43,729	—	—	—	—	43,729	43,729
Liability for pension benefits	6,678	6,678	8,392	8,392	159	159	—	—	15,229	15,229
Deferred income taxes	54,665	54,665	26,657	26,657	3,423	3,423	(33,345)	(33,345)	51,400	51,400
Unearned revenue	—	—	—	—	9,922	12,792	—	—	9,922	12,792
Other noncurrent liabilities	8,142	8,142	3,785	3,785	202	202	—	—	12,129	12,129

Total liabilities	282,412	282,412	270,961	270,961	223,027	224,746	(288,724)	(288,724)	487,676	489,395

Shareholders’ equity	757,553	755,809	592,557	592,364	211,994	210,443	(804,551)	(802,807)	757,553	755,809

Total liabilities and shareholders’ equity	$1,039,965	$1,038,221	$863,518	$863,325	$435,021	$435,189	$(1,093,275)	$(1,091,531)	$1,245,229	$1,245,204

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,283	$87,283	$9,907	$9,907	$—	$—	$97,190	$97,190
Receivables, net	126	126	72,773	72,773	63,089	60,900	(27,221)	(27,221)	108,767	106,578
Inventories, net	—	—	221,174	220,989	184,115	167,968	—	—	405,289	388,957
Costs in excess of billings	—	—	—	—	—	1,841	—	—	—	1,841
Deferred income taxes	26,478	26,478	2,351	2,351	70	1,803	—	—	28,899	30,632
Assets of discontinued operations	—	—	—	—	—	14,741	—	—	—	14,741
Other current assets	5,410	5,410	2,072	2,072	3,227	3,788	—	—	10,709	11,270

Total current assets	32,014	32,014	385,653	385,468	260,408	260,948	(27,221)	(27,221)	650,854	651,209
Property, plant, and equipment, net	1,327	1,327	308,467	308,467	66,202	66,155	—	—	375,996	375,949
Goodwill	—	—	98,925	98,925	38,326	36,945	—	—	137,251	135,870
Other intangible assets, net	—	—	35,152	35,152	21,343	21,343	—	—	56,495	56,495
Deferred income taxes	—	—	32,757	32,757	33,433	33,433	(32,903)	(32,903)	33,287	33,287
Other noncurrent assets	4,117	4,117	892	892	835	3,857	—	—	5,844	8,866
Intercompany investments	984,901	981,844	26,814	26,814	3,736	3,736	(1,015,451)	(1,012,394)	—	—

Total assets	$1,022,359	$1,019,302	$888,660	$888,475	$424,283	$426,417	$(1,075,575)	$(1,072,518)	$1,259,727	$1,261,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$1,177	$70,086	$70,086	$49,614	$47,619	$(27,221)	$(27,221)	$93,656	$91,661
Accrued wages and other employee costs	6,519	6,519	16,368	16,368	11,546	11,209	—	—	34,433	34,096
Unearned revenue	—	—	689	689	25,475	27,459	—	—	26,164	28,148
Liabilities of discontinued operations	—	—	—	—	—	2,332	—	—	—	2,332
Other accrued liabilities	3,669	3,669	9,197	9,197	9,684	9,684	—	—	22,550	22,550

Total current liabilities	11,365	11,365	96,340	96,340	96,319	98,303	(27,221)	(27,221)	176,803	178,787
Long-term debt	196,644	196,644	1,693	1,693	—	—	—	—	198,337	198,337
Intercompany debt	—	—	118,229	118,229	104,084	104,084	(222,313)	(222,313)	—	—
Liability for post-retirement benefits	—	—	45,066	45,066	—	—	—	—	45,066	45,066
Liability for pension benefits	6,419	6,419	14,133	14,133	159	159	—	—	20,711	20,711
Deferred income taxes	54,222	54,222	26,658	26,658	3,475	3,475	(32,903)	(32,903)	51,452	51,452
Unearned revenue	—	—	—	—	9,991	13,013	—	—	9,991	13,013
Other noncurrent liabilities	8,140	8,140	3,434	3,434	224	224	—	—	11,798	11,798

Total liabilities	276,790	276,790	305,553	305,553	214,252	219,258	(282,437)	(282,437)	514,158	519,164

Shareholders’ equity	745,569	742,512	583,107	582,922	210,031	207,159	(793,138)	(790,081)	745,569	742,512

Total liabilities and shareholders’ equity	$1,022,359	$1,019,302	$888,660	$888,475	$424,283	$426,417	$(1,075,575)	$(1,072,518)	$1,259,727	$1,261,676

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

Note 18—SUBSEQUENT EVENTS:

In April 2013, the Company issued $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”). The 2019 Notes are fully and unconditionally guaranteed by the 100%-owned Guarantor Subsidiaries, which are the same subsidiaries that guarantee the 2015 Notes and the Parent’s obligations under its existing credit facility.

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

Additionally, in April 2013, the Company completed the sale of its RTI Pierce Spafford subsidiary for approximately $13 million. Refer to Note 4 for additional information on this divestiture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis has been adjusted, where applicable, for the restatement of the Condensed Consolidated Financial Statements for the correction of the error related to revenue recognition on long-term contracts, as described in Note 2 to the accompanying Condensed Consolidated Financial Statements. Amounts adjusted for the correction of the revenue recognition error have been marked “As Restated.”

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

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, as well as in other filings filed with or furnished to the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”). Any forward-looking statements in this amended Quarterly Report on Form 10-Q/A speak only as of the date hereof, and we caution you not to unduly rely on them. Except as may be required by applicable law, we undertake no duty to update our forward-looking information.

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

Results of Operations

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

Net Sales (As Restated).    Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2013 and 2012 were as follows:

	Three Month Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percentages)	2013 (As Restated)	2012 (As Restated)
Titanium Segment	$98.9	$89.3	$9.6	10.8%
Engineered Products and Services Segment	93.0	64.5	28.5	44.2%

Total consolidated net sales	$191.9	$153.8	$38.1	24.8%

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

The increase in the Engineered Products and Services Segment’s net sales was primarily attributable to the acquisition of Remmele in February 2012, which provided incremental net sales of $15.6 million during the three months ended March 31, 2013. Additionally, strong demand from our energy market customers and higher Boeing 787 Dreamliner® Pi Box shipments increased net sales by $10.3 and $2.6 million, respectively, for the three months ended March 31, 2013.

Gross Profit (As Restated).    Gross profit for our reportable segments for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013 (As Restated)		2012 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$21.5	21.7%	$23.1	25.9%	$(1.6)	(6.9)%
Engineered Products and Services Segment	18.4	19.8%	9.2	14.3%	9.2	100.0%

Total consolidated gross profit	$39.9	20.8%	$32.3	21.0%	$7.6	23.5%

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

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$9.5	9.6%	$10.4	11.6%	$(0.9)	(8.7)%
Engineered Products and Services Segment	15.4	16.6%	10.4	16.1%	5.0	48.1%

Total consolidated SG&A	$24.9	13.0%	$20.8	13.5%	$4.1	19.7%

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

Operating Income (As Restated).    Operating income for our reportable segments for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013 (As Restated)		2012 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$11.0	11.1%	$11.8	13.2%	$(0.8)	(6.8)%
Engineered Products and Services Segment	3.0	3.2%	(1.4)	(2.2)%	4.4	314.3%

Total consolidated operating income	$14.0	7.3%	$10.4	6.8%	$3.6	34.6%

The decrease in the Titanium Segment’s operating income was primarily attributable to the $2.2 million charge associated with our voluntary early retirement option, partially offset by higher average realized selling prices, and favorably impacted by decreased SG&A costs during the quarter.

The increase in the Engineered Products and Services Segment’s operating income was principally attributable to higher gross profit driven primarily by our acquisition of Remmele, and higher shipments to our commercial aerospace customers, partially offset by higher SG&A expenses during the three months ended March 31, 2013.

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

Provision for Income Taxes (As Restated).    We recognized a provision for income taxes of $3.0 million, or 30.4% of pretax income, and $2.0 million, or 34.0% of pretax income, for federal, state, and foreign income taxes on continuing operations for the three months ended March 31, 2013 and 2012, respectively. Discrete items for the three months ended March 31, 2013 totaled $238 and were primarily due to adjustments to prior years’ taxes. Discrete items for the three months ended March 31, 2012 were not material.

The decrease from 34.0% to 30.4% was comprised of a 2.5 percentage point benefit due to a change in the mix of foreign and domestic income between the periods, a 3.2 percentage point benefit associated with the Manufacturing Deduction not present in 2012, and a 0.7 percentage point benefit related to other items. These decreases were offset by a 2.8 percentage point increase attributable to adjustments to prior year taxes’.

Refer to Note 7 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

In April 2013, we issued $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”). Interest on the 2019 Notes is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2013, at a rate of 1.625% per annum. The 2019 Notes are the Company’s senior unsecured obligations.

Commensurate with the receipt of the proceeds from the 2019 Notes, we repurchased, through individually negotiated private transactions, approximately $115.6 million aggregate principal amount of our 3.000% Senior Convertible Notes (the “2015 Notes”) for $133.4 million, including $1.3 million of accrued interest. As a result of these repurchases, approximately $114.4 million aggregate principal related to the 2015 Notes remains outstanding. We expect to record a pre-tax charge of approximately $14 million during the three months ended June 30, 2013 related to the repurchase of the 2015 Notes.

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

The financial covenants contained in our Credit Agreement are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.95 to 1 at March 31, 2013. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

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

Backlog

The Company’s order backlog for all markets was approximately $565 million as of March 31, 2013, compared to $543 million at December 31, 2012. Of the backlog at March 31, 2013, approximately $506 million is expected to be realized over the remainder of 2013. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

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

New Accounting Standards

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. We do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

Item 4.	Controls and Procedures.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that original evaluation, the CEO and CFO originally concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective. In connection with the restatement reflected in the filing of this Form 10-Q/A, and the other material weaknesses identified below, management, under the supervision of and with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013. These material weaknesses related to controls to assess whether certain customer contracts should be accounted for using a percentage of completion model, the Company’s risk assessment process, the Company’s accounting for recently acquired businesses, internal controls at the Company’s recently acquired Advanced Forming division, and the Company’s controls over its annual goodwill impairment analysis. These material weaknesses continued to exist as of March 31, 2013. The material weakness in revenue recognition for certain customer contracts resulted in the restatement of the Company’s Consolidated Financial Statements for the year ended December 31, 2012, the Condensed Consolidated Financial Statements for the interim periods in 2012, and each of the three months ended March 31, 2011 and June 30, 2011, as well as revisions to the December 31, 2011 and 2010 Condensed Consolidated Financial Statements, the Condensed Consolidated Financial Statements for the six months ended June 30, 2011 and for the three and nine months periods ended September 30, 2011. The other material weaknesses did not result in a material misstatements to the Company’s Consolidated Financial Statements; however, these material weaknesses could result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected.

While there were no changes in the Company’s internal control over financial reporting implemented during the three months ended March 31, 2013 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting, the Company is in the process of instituting measures to address the above-noted material weaknesses.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2012 as filed with the SEC on September 24, 2013, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” of this Report which is incorporated herein by reference.

Item 6.	Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 24, 2013	RTI INTERNATIONAL METALS, INC.

	By	/S/ WILLIAM T. HULL
William T. Hull
Senior Vice President and Chief Financial Officer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	RTI International Metals, Inc. Board of Directors Compensation Program, as amended April 25, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document