Form 10-Q
period 2013-06-30
RTI INTERNATIONAL METALS INC
filed 2013-09-24
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-14437

RTI INTERNATIONAL METALS, INC.

(Exact name of registrant as specified in its charter)

Ohio	52-2115953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One, 5th Floor 1550 Coraopolis Heights Road Pittsburgh, Pennsylvania	15108-2973
(Address of principal executive offices)	(Zip Code)

(412) 893-0026

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of July 26, 2013 was 30,542,612.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (as restated)	2013	2012 (as restated)
Net sales	$200,950	$184,280	$392,850	$338,039
Cost and expenses:
Cost of sales	156,782	150,307	308,768	271,749
Selling, general, and administrative expenses	22,641	22,678	47,549	43,511
Research, technical, and product development expenses	982	1,104	1,983	2,169

Operating income	20,545	10,191	34,550	20,610
Other income, net	700	570	1,259	302
Interest income	50	33	81	115
Interest expense	(20,693)	(4,209)	(25,489)	(8,487)

Income before income taxes	602	6,585	10,401	12,540
Provision for (benefit from) income taxes	(878)	2,519	2,104	4,541

Net income attributable to continuing operations	$1,480	$4,066	$8,297	$7,999

Net income (loss) attributable to discontinued operations, net of tax	(307)	453	(156)	1,024

Net income	$1,173	$4,519	$8,141	$9,023

Earnings per share attributable to continuing operations:
Basic	$0.05	$0.13	$0.27	$0.26

Diluted	$0.05	$0.13	$0.27	$0.26

Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.01)	$0.01	$(0.01)	$0.03

Diluted	$(0.01)	$0.01	$(0.01)	$0.03

Weighted-average shares outstanding:
Basic	30,306,545	30,126,774	30,266,584	30,107,998

Diluted	30,432,874	30,222,380	30,479,476	30,215,503

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012 (as restated)	2013	2012 (as restated)
Net income	$1,173	$4,519	$8,141	$9,023

Other comprehensive income (loss):
Foreign currency translation, net of tax of $(2,406), $(1,388), $(3,920) and $(207)	(4,469)	(2,577)	(7,281)	(385)
Unrealized losses on investments, net of tax of $(12), $0, $(12) and $0	(21)	—	(21)	—
Realized losses on investments, net of tax of $0, $0, $0 and $4	—	—	—	8
Benefit plan amortization, net of tax of $767, $725, $4,942, and $1,450	1,250	1,204	8,074	2,407

Other comprehensive income (loss), net of tax	(3,240)	(1,373)	772	2,030

Comprehensive income (loss)	$(2,067)	$3,146	$8,913	$11,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$231,433	$97,190
Short-term investments	128,205	—
Receivables, less allowance for doubtful accounts of $649 and $722	106,880	106,578
Inventories, net	421,152	388,957
Costs in excess of billings	911	1,841
Deferred income taxes	30,675	30,632
Assets of discontinued operations	—	14,741
Other current assets	21,990	11,270

Total current assets	941,246	651,209
Property, plant, and equipment, net	368,363	375,949
Goodwill	134,823	135,870
Other intangible assets, net	53,826	56,495
Deferred income taxes	29,615	33,287
Other noncurrent assets	13,681	8,866

Total assets	$1,541,554	$1,261,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,796	$91,661
Accrued wages and other employee costs	26,355	34,096
Unearned revenues	49,700	28,148
Liabilities of discontinued operations	—	2,332
Other accrued liabilities	19,852	22,550

Total current liabilities	166,703	178,787
Long-term debt	415,220	198,337
Liability for post-retirement benefits	43,944	45,066
Liability for pension benefits	14,923	20,711
Deferred income taxes	81,190	51,452
Unearned revenues	12,496	13,013
Other noncurrent liabilities	12,307	11,798

Total liabilities	746,783	519,164

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,339,200 and 31,136,899 shares issued; 30,537,411 and 30,354,324 shares outstanding	313	311
Additional paid-in capital	528,541	484,798
Treasury stock, at cost; 801,789 and 782,575 shares	(18,798)	(18,399)
Accumulated other comprehensive loss	(43,950)	(44,722)
Retained earnings	328,665	320,524

Total shareholders’ equity	794,771	742,512

Total liabilities and shareholders’ equity	$1,541,554	$1,261,676

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,

	2013	2012 (as restated)
OPERATING ACTIVITIES:
Net income	$8,141	$9,023
Adjustment for non-cash items included in net income:
Depreciation and amortization	21,753	18,957
Goodwill impairments	484	—
Deferred income taxes	1,810	(2,993)
Stock-based compensation	3,126	2,518
Excess tax benefits from stock-based compensation activity	(376)	(66)
Amortization of discount on long-term debt	6,569	4,738
Amortization of deferred financing costs	753	752
Deferred financing cost writedown	1,498	—
Other	(102)	(68)

Changes in assets and liabilities:
Receivables	(3,054)	2,904
Inventories	(34,639)	(50,904)
Accounts payable	(12,900)	4,172
Income taxes payable	(8,356)	5,117
Unearned revenue	22,714	8,805
Costs in excess of billings	930	150
Other current assets and liabilities	(11,185)	(13,233)
Other assets and liabilities	3,453	(4,081)

Cash provided by (used in) operating activities	619	(14,209)

INVESTING ACTIVITIES:
Purchase of investments	(128,291)	(38)
Capital expenditures	(19,665)	(34,901)
Divestitures	10,475	—
Acquisitions, net of cash acquired	—	(185,633)
Maturity/sale of investments	—	176,809

Cash used in investing activities	(137,481)	(43,763)

FINANCING ACTIVITIES:
Borrowings on long-term debt	402,500	—
Repayments on long-term debt	(120,362)	(298)
Financing fees	(12,370)	—
Proceeds from employee stock activity	1,489	211
Excess tax benefits from stock-based compensation activity	376	66
Purchase of common stock held in treasury	(399)	(742)

Cash provided by (used in) financing activities	271,234	(763)

Effect of exchange rate changes on cash and cash equivalents	(129)	1,418

Increase (decrease) in cash and cash equivalents	134,243	(57,317)
Cash and cash equivalents at beginning of period	97,190	156,842

Cash and cash equivalents at end of period	$231,433	$99,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at December 31, 2012 (as restated)	30,354,324	$311	$484,798	$(18,399)	$320,524	$(44,722)	$742,512
Net income	—	—	—	—	8,141		8,141
Other comprehensive income, net	—	—	—	—	—	772	772
Shares issued for directors’ compensation	25,574	—	—	—	—	—	—
Shares issued for restricted stock award plans	91,282	1	1	—	—	—	2
Shares issued for performance award plans	—	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	3,126	—	—	—	3,126
Treasury stock purchased at cost	(14,116)	—	—	(399)	—	—	(399)
Exercise of employee options	79,170	1	1,312	—	—	—	1,313
Forfeiture of restricted stock awards	(5,098)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	(196)	—	—	—	(196)
Shares issued for employee stock purchase plan	6,275	—	176	—	—	—	176
Recognition of equity component of 2019 Convertible Notes, net of deferred taxes	—	—	52,687	—	—	—	52,687
Derecognition of equity component of 2015 Convertible Notes, net of taxes	—	—	(13,363)	—	—	—	(13,363)

Balance at June 30, 2013	30,537,411	$313	$528,541	$(18,798)	$328,665	$(43,950)	$794,771

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

The balance sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s Amended 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 2—RESTATEMENTS:

The Company historically recognized revenues for certain of its long-term contracts upon the delivery of products or the performance of services. In July 2013, the Company began a review of these contracts, and determined that for certain of these contracts, this treatment was incorrect, and a project-based accounting model would be more appropriate. This filing presents the Condensed Consolidated Financial Statements as if these contracts were accounted for using the percentage-of-completion accounting model under Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, as well as other related adjustments. ASC 605-35 requires that management continually update estimates of projected revenues and costs for each contract to determine the appropriate amount of revenue and costs to recognize in each period. For certain contracts, since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates were not available for historical periods and it was not practicable to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when the Company believed it would have been able to estimate its remaining revenues and costs at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 were restated in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed with the SEC on September 24, 2013. The effects of the restatement on the Condensed Consolidated Financial Statements as previously filed for the three and six months ended June 30, 2012 and the Condensed Consolidated Balance Sheet as of December 31, 2012 are presented below.

Additionally, the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012, the Condensed Consolidated Balance Sheet as of December 31, 2012 has been recast for the effects of reporting RTI Pierce Spafford as a discontinued operation:

	Three Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Condensed Consolidated Statement of Operations
Net sales	$190,277	$1,971	$192,248	$(7,968)	$184,280
Cost of sales	153,781	2,997	156,778	(6,471)	150,307
Operating income	11,934	(1,026)	10,908	(717)	10,191
Income before income taxes	8,328	(1,026)	7,302	(717)	6,585
Provision for income taxes	3,165	(382)	2,783	(264)	2,519
Net income attributable to continuing operations	5,163	(644)	4,519	(453)	4,066
Net income	5,163	(644)	4,519	—	4,519
Basic earnings per share — continuing operations	$0.17	$(0.02)	$0.15	$(0.01)	$0.13
Diluted earnings per share — continuing operations	$0.17	$(0.02)	$0.15	$(0.01)	$0.13

	Six Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Condensed Consolidated Statement of Operations
Net sales	$353,127	$1,161	$354,288	$(16,249)	$338,039
Cost of sales	280,926	3,894	284,820	(13,071)	271,749
Operating income	24,952	(2,733)	22,219	(1,609)	20,610
Income before income taxes	16,882	(2,733)	14,149	(1,609)	12,540
Provision for income taxes	6,094	(968)	5,126	(585)	4,541
Net income attributable to continuing operations	10,788	(1,765)	9,023	(1,024)	7,999
Net income	10,788	(1,765)	9,023	—	9,023
Basic earnings per share — continuing operations	$0.36	$(0.06)	$0.30	$(0.03)	$0.26
Diluted earnings per share — continuing operations	$0.36	$(0.06)	$0.30	$(0.03)	$0.26

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	At December 31, 2012
	Previously Reported	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Condensed Consolidated Balance Sheet
Receivables	$108,767	$—	$108,767	$(2,189)	$106,578
Inventories, net	405,289	(5,208)	400,081	(11,124)	388,957
Cost in excess of billings	—	1,841	1,841	—	1,841
Deferred income taxes	28,899	1,733	30,632	—	30,632
Assets of discontinued operations	—	—	—	14,741	14,741
Other current assets	10,709	561	11,270	—	11,270
Total current assets	650,854	(1,073)	649,781	1,428	651,209
Property, plant and equipment, net	375,996	—	375,996	(47)	375,949
Goodwill	137,251	—	137,251	(1,381)	135,870
Other noncurrent assets	5,844	3,022	8,866	—	8,866
Total assets	1,259,727	1,949	1,261,676	—	1,261,676
Accounts payable	93,656	—	93,656	(1,995)	91,661
Accrued wages and other employment costs	34,433	—	34,433	(337)	34,096
Unearned revenues	26,164	1,984	28,148	—	28,148
Liabilities of discontinued operations	—	—	—	2,332	2,332
Total current liabilities	176,803	1,984	178,787	—	178,787
Unearned revenues	9,991	3,022	13,013	—	13,013
Total liabilities	514,158	5,006	519,164	—	519,164
Retained earnings	323,581	(3,057)	320,524	—	320,524
Total shareholders’ equity	745,569	(3,057)	742,512	—	742,512
Total liabilities and shareholders’ equity	1,259,727	1,949	1,261,676	—	1,261,676

	Six Months Ended June 30, 2012
	Previously Reported	Restatement Adjustment	As Corrected
Condensed Consolidated Statement of Cash Flows
Operating Activities:
Net income	$10,788	$(1,765)	$9,023
Adjustment for non-cash items included in net income:
Deferred income taxes	(2,025)	(968)	(2,993)
Changes in assets and liabilities:
Inventories	(54,089)	3,185	(50,904)
Unearned revenue	9,526	(721)	8,805
Cost in excess of billings	—	150	150
Other current assets and liabilities	(13,154)	(79)	(13,233)
Other assets and liabilities	(4,279)	198	(4,081)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—ORGANIZATION:

The Company is a leading producer and global supplier of advanced titanium mill products and a manufacturer of fabricated titanium and specialty metals components for the international aerospace, defense, energy, medical device, and other consumer and industrial markets. It is a successor to entities that have been operating in the titanium industry since 1951. The Company first became publicly traded on the New York Stock Exchange in 1990 under the name RMI Titanium Co. and the symbol “RTI,” and was reorganized into a holding company structure in 1998 under the name RTI International Metals, Inc.

Effective January 1, 2013, the Company reorganized into two segments: the Titanium Segment and the Engineered Products and Services Segment. The restructuring reflected the ongoing strategic integration of the Company’s operations, allows it to better communicate its portfolio of capabilities to its customers, and positions management to maximize the Company’s innovation and engineering expertise, manufacturing capacity, and production capabilities. The new structure better reflects the Company’s transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns its resources to support the Company’s long-term growth strategy. In April 2013, the Company continued the strategic realignment of its business by divesting its non-core RTI Pierce Spafford subsidiary, a non-titanium service center that was formerly part of the Distribution Group. Refer to Note 4 for further information.

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

The Engineered Products and Services Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Engineered Products and Services Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and natural gas exploration and production infrastructure.

The Engineered Products and Services Segment utilizes the Titanium Segment as its primary source of titanium mill products.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4—DISCONTINUED OPERATIONS:

The Company evaluates each of its subsidiaries on an ongoing basis to ensure that its resources are being utilized to optimize and advance the strategic vision of the Company as a whole. In an effort to continue to align the resources of the Company with its long-term growth strategy, during the six months ended June 30, 2013, the Company sold one of its non-core service centers, and continued to evaluate strategic alternatives for the potential disposition of a second. The results of these two service centers were reported in the former Distribution Group prior to January 1, 2013. The evaluation of the Company’s non-core businesses resulted in a goodwill impairment of $484 during the three months ended March 31, 2013.

In April 2013, the Company completed the sale of its RTI Pierce Spafford subsidiary for approximately $10.5 million of cash and a receivable from escrow of approximately $1.9 million. The escrow funds will be released in October 2014 assuming no claims from the purchaser. The results of RTI Pierce Spafford have been presented as results from discontinued operations on the Company’s Condensed Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations at December 31, 2012. The Company’s Condensed Consolidated Financial Statements and the Notes thereto have been conformed to exclude amounts attributable to RTI Pierce Spafford. Management is continuing to evaluate alternatives for the other non-core service center and as a result, it did not qualify for held-for-sale accounting as of June 30, 2013. Its results are reported in the Titanium Segment.

The Company’s results from discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$2,215	$7,968	$8,872	$16,249
Income (loss) before income taxes	(444)	717	(200)	1,609
Provision for (benefit from) income taxes	(137)	264	(44)	585
Net income (loss) from discontinued operations	(307)	453	(156)	1,024

Assets and liabilities of discontinued operations were comprised of the following at December 31, 2012:

December 31, 2012
ASSETS
Accounts receivable, net	$2,189
Inventories, net	11,124
Property, plant and equipment, net	47
Goodwill	1,381

Total assets of discontinued operations	$14,741

LIABILITIES
Accounts payable	$1,995
Accrued wages and other employment costs	337
Other liabilities	—

Total liabilities of discontinued operations	$2,332

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 5—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss at June 30, 2013 and December 31, 2012 were as follows:

	Foreign Currency Translation	Actuarial Losses on Benefit Plans	Unrealized losses on Investments	Total
Balance at December 31, 2012	$12,990	$(57,712)	$—	$(44,722)
Other comprehensive income (loss) before reclassifications, net of tax	(7,281)	3,943	(21)	(3,359)
Amounts reclassified from other comprehensive loss, net of tax	—	4,131	—	4,131

Accumulated other comprehensive loss at June 30, 2013	$5,709	$(49,638)	$(21)	$(43,950)

Amounts reclassified from accumulated other comprehensive loss, net of tax, are as follows for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of Defined Benefit Pension Items
Actuarial losses and prior service costs	$2,017	$4,446
Special termination benefits	—	2,214
Tax expense	(767)	(2,529)

Total reclassifications	$1,250	$4,131

These amounts have been used in the calculation of net periodic benefit cost for the three and six months ended June 30, 2013. In addition to the amounts above, the Company recognized a gain of $3,943, net of tax, related to the remeasurement of pension plan assets during the six months ended June 30, 2013, which is included in accumulated other comprehensive income at June 30, 2013. Refer to Note 14 for further information about the Company’s benefit plans.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2013, and the activity during the six months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2012	590,850
Granted	98,831
Forfeited	(9,641)
Expired	(6,176)
Exercised	(79,170)

Outstanding at June 30, 2013	594,694

Exercisable at June 30, 2013	419,428

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2013
Risk-free interest rate	0.87%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	65.00%

The weighted-average grant date fair value of stock option awards granted during the six months ended June 30, 2013 was $15.80.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2013, and the activity during the six months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2012	182,179
Granted	116,856
Vested	(75,222)
Forfeited	(5,098)

Nonvested at June 30, 2013	218,715

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2013 was $28.90.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share awards as of June 30, 2013, and the activity during the six months then ended, is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2012	107,057	214,114
Granted	72,164	144,328
Forfeited	(18,391)	(36,782)

Outstanding at June 30, 2013	160,830	321,660

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the six months ended June 30, 2013 was $41.02.

Note 7—INCOME TAXES (as restated):

Management estimates the annual effective income tax rate quarterly, based on the most recent forecasted annual results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items.

For the six months ended June 30, 2013, the estimated annual effective tax rate applied to ordinary income from continuing operations was 31.2%, compared to a rate of 35.3% for the six months ended June 30, 2012. The Company’s effective income tax rate decreased 4.1 percentage points from 2012 principally due to a change in the mix of foreign and domestic income between the periods and the benefit of the Manufacturing Deduction which was not present in 2012. These benefits were partially offset by the portion of debt extinguishment charges which were not deductible for income tax purposes.

Inclusive of discrete items, the Company recorded a provision for income taxes of $2,104, or 20.2% of pretax income from continuing operations, and $4,541 or 36.2% of pretax income from continuing operations, for federal, state, and foreign income taxes for the six months ended June 30, 2013 and 2012, respectively. Discrete items for the six months ended June 30, 2013 benefited the provision by $1,143 and were primarily related to adjustments to prior years’ taxes resulting from the settlement of an audit during the period, partially offset by adjustments to the provision for filed returns. Discrete items for the six months ended June 30, 2012 were not material.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

At June 30, 2013, the Company had $114.4 million aggregate principal amount of 3.000% Convertible Senior Notes due 2015 (the “2015 Notes”) and $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due 2019 (the “2019 Notes”) outstanding. For each of the periods presented, all of the potential shares of Common Stock related to the outstanding notes have been excluded from the calculation of diluted earnings per share because their effects were antidilutive, as calculated under the “If Converted” method. Certain stock options were also excluded from the calculation of earnings per share as their effects were antidilutive. Shares excluded from the calculation of earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
2015 Notes	3,185,213	6,404,902	3,185,213	6,404,902
2019 Notes	9,885,561	—	9,885,561	—
Anti-dilutive options (1)	326,043	429,769	317,013	419,384

(1)	Average option price of shares excluded from calculation of earnings per share were $43.01 and $38.15 for the three months ended June 30, 2013 and 2012, respectively and $43.59 and $38.55 for the six months ended June 30, 2013 and 2012, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (as restated)	2013	2012 (as restated)
Numerator:
Net income from continuing operations before allocation of earnings to participating securities	$1,480	$4,066	$8,297	$7,999
Less: Earnings allocated to participating securities	(8)	(24)	(57)	(47)

Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	$1,472	$4,042	$8,240	$7,952

Net income (loss) from discontinued operations before allocation of earnings to participating securities	$(307)	$453	$(156)	$1,024
Less: Earnings allocated to participating securities	—	(3)	—	(6)

Net income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$(307)	$450	$(156)	$1,018

Denominator:
Basic weighted-average shares outstanding	30,306,545	30,126,774	30,266,584	30,107,998
Effect of dilutive securities	126,329	95,606	212,892	107,505

Diluted weighted-average shares outstanding	30,432,874	30,222,380	30,479,476	30,215,503

Earnings per share attributable to continuing operations:
Basic	$0.05	$0.13	$0.27	$0.26
Diluted	$0.05	$0.13	$0.27	$0.26

Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.01)	$0.01	$(0.01)	$0.03
Diluted	$(0.01)	$0.01	$(0.01)	$0.03

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 9—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Cash and cash equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds and corporate commercial paper with original maturities of less than 90 days.

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

Commercial paper

The Company invests in high-quality commercial paper issued by highly-rated corporations and governments. By definition, the stated maturity on commercial paper obligations cannot exceed 270 days.

Corporate notes and bonds

The Company evaluates its corporate debt securities based upon a variety of factors including, but not limited to, the credit rating of the issuer. All of the Company’s corporate debt securities are rated as investment grade by the major rating agencies.

Cash, cash equivalents, and short-term investments consist of the following:

	June 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$18,051	$37,473
Cash equivalents:
Commercial paper	88,810	32,642
Money market mutual funds	124,572	27,075

Total cash and cash equivalents	231,433	97,190

Short-term investments:
Commercial paper	119,309	—
Corporate notes and bonds	8,896	—

Total short-term investments	128,205	—

Total cash, cash equivalents, and short-term investments	$359,638	97,190

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company had no investments at December 31, 2012. The Company’s investments at June 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
As of June 30, 2013:
Commercial paper	$119,333	$—	$24	$119,309
Corporate notes and bonds	8,905	—	9	8,896

Total	$128,238	$—	$33	$128,205

The Company typically purchases its available-for-sale debt securities either at a premium or a discount. The premium or discount is amortized over the remaining term of each security using the interest method. Amortization is recorded as either a decrease to interest income for premiums or an increase to interest income for discounts. For each of the three and six months ended June 30, 2013, net amortization of premiums and discounts was immaterial.

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent. All of the Company’s investments had contractual maturities of less than one year at June 30, 2013.

As of June 30, 2013, no investments classified as available-for-sale have been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of June 30, 2013 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

Note 10—FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates fair value due to their relative short-term nature.

Listed below are the Company’s assets, and their fair values, which are measured at fair value on a recurring basis, as of June 30, 2013. The Company uses trading prices near the balance sheet date to determine the fair value of its assets measured on a recurring basis. The Company held no investments measured at fair value on a recurring basis as of December 31, 2012. There were no transfers between levels for the three or six months ended June 30, 2013.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2013:
Commercial paper	$—	$119,309	$—	$119,309
Corporate notes and bonds	—	8,896	—	8,896

Total	$—	$128,205	$—	$128,205

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$231,433	$231,433	$97,190	$97,190
Current portion of long-term debt	$990	$990	$957	$957
Long-term debt	$415,220	$507,259	$198,337	$249,113

The fair value of long-term debt was estimated based on the quoted market prices for the debt (Level 2).

Note 11—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 54% and 55% of the Company’s inventories at June 30, 2013 and December 31, 2012, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. As of June 30, 2013 and December 31, 2012, the current cost of inventories exceeded their carrying value by $65,359 and $58,598, respectively. Inventories consisted of the following:

	June 30, 2013	December 31, 2012 (as restated)
Raw materials and supplies	$149,963	$155,419
Work-in-process and finished goods	336,548	292,136
LIFO reserve	(65,359)	(58,598)

Total inventories	$421,152	$388,957

Note 12—GOODWILL AND OTHER INTANGIBLE ASSETS:

The carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate that a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Goodwill. The carrying amount of goodwill attributable to each segment at December 31, 2012 and June 30, 2013 was as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2012	$10,020	$125,850	$135,870
Impairment (Note 4)	(293)	—	(293)
Translation adjustment	—	(754)	(754)

June 30, 2013	$9,727	$125,096	$134,823

Intangibles. Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets are reduced, a write-down or acceleration of the amortization period may be required. Trade names are not amortized, as the Company believes that these assets have an indefinite life and currently intends to continue use of the Remmele name indefinitely. Other intangible assets are being amortized over the following periods:

Intangible Asset	Amortization Period
Customer relationships	15-20 years
Developed technology	12-20 years
Backlog	2 years

There were no intangible assets attributable to the Titanium Segment at December 31, 2012 and June 30, 2013. The carrying amounts of intangible assets attributable to the Company’s Engineered Products and Services Segment at December 31, 2012 and June 30, 2013 were as follows:

Intangible Assets
December 31, 2012	$56,495
Amortization	(1,571)
Translation adjustment	(1,098)

June 30, 2013	$53,826

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 13—LONG-TERM DEBT:

Long-term debt consisted of:

	June 30, 2013	December 31, 2012
2015 Notes	$100,385	$196,644
2019 Notes	313,619	—
Capital leases	2,206	2,650

Total debt	416,210	199,294
Less: Current portion of capital leases	(990)	(957)

Total long-term debt	$415,220	$198,337

In April, 2013, the Company issued the 2019 Notes. Interest on the 2019 Notes is payable in arrears on April 15 and October 15 of each year, beginning on October 15, 2013, at a rate of 1.625% per annum. The 2019 Notes are the Company’s general unsecured obligations. The 2019 Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several 100% owned subsidiaries (the “Guarantor Subsidiaries”) of RTI International Metals, Inc. (the “Parent”). Each Guarantor Subsidiary would be automatically released from its guarantee of the 2019 Notes if either (i) it ceased to be a guarantor under the Parent’s $150 million revolving credit facility under its Second Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on May 23, 2017 or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Refer to Note 18 for additional information about the Guarantor Subsidiaries.

The 2019 Notes will be convertible at the applicable conversion rate at any time on or after April 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the 2019 Notes equals 24.5604 shares of common stock per $1,000 principal amount of 2019 Notes (equivalent to a conversion price of $40.72 per share of common stock). Upon conversion, holders of the 2019 Notes will receive, at the Company’s election, cash, shares of the Company’s common stock, or a combination of both.

The authoritative guidance of the Financial Accounting Standards Board (“FASB”) requires convertible notes that may be settled in cash to be bifurcated into a liability component and an equity component. The fair value of the liability component is determined by calculating the present value of the cash flows of the convertible note using the interest rate of a bond of similar size and rating without a conversion feature (i.e., straight-debt). The fair value of the equity component is the difference between the proceeds from the issuance and the fair value of the liability.

The Company determined similar straight-debt had an interest rate of 5.875% at the time the 2019 Notes were issued. As a result, the fair value of the liability component of the 2019 Notes was calculated to be $311.2 million and was recorded as long-term debt. The conversion component of the 2019 Notes has a fair value of $91.3 million and was recorded, net of deferred taxes, as additional paid-in capital. The debt component of the 2019 Notes will accrete to the 2019 Notes’ par value of $402.5 million over the 2019 Notes’ 6.5 year term. Debt accretion is recorded in the Company’s Consolidated Statement of Operations as a component of interest expense. The Company is accreting the long-term debt balance to par value using the interest method.

In conjunction with the issuance of the 2019 Notes, the Company incurred debt issuance costs totaling $12.4 million. Under the FASB’s authoritative guidance, debt issuance costs for the 2019 Notes should be

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

allocated to the liability and equity components in proportion to their respective fair values. As such, $2.8 million of these costs were attributed to the conversion feature of the 2019 Notes and was recorded, net of deferred taxes, as additional paid-in capital. The remaining $9.6 million of debt issuance costs were attributed to the liability component of the 2019 Notes and were capitalized in the Company’s Consolidated Balance Sheet as a component of other current and noncurrent assets. The portion of the costs attributed to the debt component of the 2019 Notes is being amortized over the term of the 2019 Notes using the interest method. Amortization of these costs is included as a component of interest expense in the Company’s Consolidated Statement of Operations.

Commensurate with the issuance of the 2019 Notes, the Company repurchased, through individually negotiated private transactions, $115.6 million aggregate principal amount of its 2015 Notes for cash consideration of $133.4 million, including $1.3 million of accrued interest on the repurchased 2015 Notes. The FASB’s authoritative guidance regarding repurchases of convertible notes requires that the consideration paid should be separated into a component to repurchase the debt instrument and a component to derecognize the equity component. The fair value of the liability component at repurchase is determined by calculating the present value of the cash flows of the note at a similar size and rating without a conversion feature as of the repurchase date. The fair value of the equity component is the difference between the consideration paid and the fair value of the liability component.

The Company determined similar straight-debt had an interest rate of 3.535% at the time the 2015 Notes were repurchased. Using this rate, the fair value of the liability component of the repurchased 2015 Notes was calculated to be $112.6 million while the equity component of the repurchased 2015 Notes was calculated to be $19.5 million. The book value of the liability component of the repurchased 2015 Notes was $100.4 million as of the repurchase date. The $12.2 million excess of consideration paid for the liability component of the repurchased 2015 Notes over their book value represents a debt extinguishment charge and was recorded as a component of interest expense in the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs totaling $1.5 million related to the repurchased 2015 Notes were also expensed as a component of interest expense in conjunction with the repurchase.

During the three and six months ended June 30, 2013, the Company recorded, as a component of interest expense, long-term debt discount amortization of $3,764 and $6,326, respectively. Interest expense from the amortization of debt issuance costs were $428 and $753 for the three and six months ended June 30, 2013, respectively. The Company did not capitalize any interest during the three or six months ended June 30, 2013.

During the three and six months ended June 30, 2012, the Company recorded, as a component of interest expense, long-term debt discount amortization of $2,386 and $4,738, respectively. Interest expense from the amortization of debt issuance costs were $384 and $752 for the three and six months ended June 30, 2012, respectively. The Company capitalized interest totaling $470 and $821 for the three and six months ended June 30, 2012, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 14—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2013 and 2012 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$594	$612	$1,285	$1,224	$177	$168	$393	$336
Interest cost	1,715	1,773	3,381	3,546	481	525	958	1,050
Expected return on plan assets	(2,615)	(2,426)	(5,199)	(4,852)	—	—	—	—
Amortization of prior service cost	248	245	496	490	304	304	607	608
Amortization of actuarial loss	1,412	1,340	3,202	2,680	53	39	141	78
Special termination benefits	—	—	2,052	—	—	—	162	—

Net periodic benefit cost	$1,354	$1,544	$5,217	$3,088	$1,015	$1,036	$2,261	$2,072

The Company recorded an expense of $2,214 in net periodic benefit cost during the six months ended June 30, 2013 related to the remeasurement of its qualified defined benefit pension plans and post-retirement medical plans as a result of a voluntary early retirement program initiated during the quarter.

The Company made no contributions to its qualified defined benefit plans during the six months ended June 30, 2013. The Company expects to make contributions of up to $4.3 million during the remainder of 2013 in order to maintain its desired funding status.

Note 15—COMMITMENTS AND CONTINGENCIES:

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

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $662 to $2,134 in the aggregate. At both June 30, 2013 and December 31, 2012, the amount accrued for future environmental-related costs was $1,277. Of the total amount accrued at June 30, 2013, $85 was expected to be paid within the next twelve months, and was included as a component of other accrued liabilities on the Company’s condensed consolidated balance sheet. The remaining $1,192 was recorded as a component of other noncurrent liabilities. During the three months ended June 30, 2013, the Company made no payments related to its environmental liabilities.

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

Note 16—SEGMENT REPORTING:

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (as restated)	2013	2012 (as restated)
Net sales:
Titanium Segment	$85,143	$95,474	$184,003	$184,745
Intersegment sales	25,348	21,859	41,618	43,933

Total Titanium Segment sales	110,491	117,333	225,621	228,678

Engineered Products and Services Segment	115,807	88,806	208,847	153,294
Intersegment sales	17,196	22,048	33,039	42,643

Total Engineered Products and Services Segment sales	133,003	110,854	241,886	195,937

Eliminations	42,544	43,907	74,657	86,576

Total consolidated net sales	$200,950	$184,280	$392,850	$338,039

Operating income:
Titanium Segment before corporate allocations	$21,319	$13,367	$37,176	$30,922
Corporate allocations	(4,511)	(4,604)	(9,410)	(10,330)

Total Titanium Segment operating income	16,808	8,763	27,766	20,592

Engineered Products and Services Segment before corporate allocations	8,858	5,430	17,586	7,247
Corporate allocations	(5,121)	(4,002)	(10,802)	(7,229)

Total Engineered Products and Services Segment operating income	3,737	1,428	6,784	18

Total consolidated operating income	$20,545	$10,191	$34,550	$20,610

Other income, net	700	570	1,259	302
Interest expense, net	(20,643)	(4,176)	(25,408)	(8,372)

Total consolidated income before income taxes	$602	$6,585	$10,401	$12,540

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	June 30, 2013	December 31, 2012 (as restated)
Total assets:
Titanium Segment	$579,435	$576,786
Engineered Products and Services Segment	606,657	586,512
General corporate assets	355,462	83,637
Assets of discontinued operations	—	14,741

Total consolidated assets	$1,541,554	$1,261,676

Note 17—NEW ACCOUNTING STANDARDS:

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU added disclosure requirements for amounts reclassified out of accumulated other comprehensive income for interim and annual reporting periods. The amendments in this ASU are effective prospectively for all reporting periods beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption of this guidance during the six months ended June 30, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarified the types of instruments to which ASU 2011-11 applied. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the six months ended June 30, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the six months ended June 30, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

Note 18—GUARANTOR SUBSIDIARIES:

The 2015 Notes and the 2019 Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several of the Parent’s 100% owned subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary would be automatically released from its guarantee of the 2015 Notes and the 2019 Notes if either (i) it ceased to be a guarantor under the Parent’s Credit Agreement or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the 2015 Notes or the 2019 Notes.

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

The Condensed Consolidating Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and the Condensed Consolidating Balance Sheet as of December 31, 2012 have been restated to reflect the correction of an error, as discussed in Note 2. The restatement did not impact previously reported amounts in the Condensed Consolidating Statements of Cash Flows. The effects of the restatement, as applicable, are shown in the following tables:

The following tables present Condensed Consolidating Financial Statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$136,778	$121,444	$(57,272)	$200,950

Costs and expenses:
Cost of sales	—	108,580	105,474	(57,272)	156,782
Selling, general, and administrative expenses (1)	491	11,034	11,116	—	22,641
Research, technical, and product development expenses	—	982	—	—	982

Operating income	(491)	16,182	4,854	—	20,545
Other income (expense)	(4,167)	1,104	3,763	—	700
Interest income (expense)	(5,605)	(8,668)	(6,370)	—	(20,643)
Equity in earnings of subsidiaries	8,220	263	847	(9,330)	—

Income before income taxes	(2,043)	8,881	3,094	(9,330)	602
Provision for (benefit from) income taxes	(3,523)	2,101	544	—	(878)

Net income attributable to continuing operations	1,480	6,780	2,550	(9,330)	$1,480
Net income attributable to discontinued operations	(307)	—	(307)	307	(307)

Net income	$1,173	$6,780	$2,243	$(9,023)	$1,173

Comprehensive income	$(2,067)	$7,862	$(2,224)	$(5,638)	$(2,067)

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2012

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net Sales	$—	$—	$148,017	$148,017	$98,455	$92,458	$(56,195)	$(56,195)	$190,277	$184,280
Cost of sales.	—	—	127,484	127,484	82,492	79,018	(56,195)	(56,195)	153,781	150,307
Selling, general, and administrative expenses (1)	(933)	(933)	14,635	14,635	9,756	8,976	—	—	23,458	22,678
Research, technical, and product development expenses.	—	—	1,208	1,208	(104)	(104)	—	—	1,104	1,104
Asset and asset-related charges (income)	—	—	—	—	—	—	—	—	—	—
Goodwill Impairment	—	—	—	—	—	—	—	—	—	—

Operating income.	933	933	4,690	4,690	6,311	4,568	—	—	11,934	10,191
Other income (expense), net	(32)	(32)	1	—	601	602	—	—	570	570
Interest income (expense), net	(3,903)	(3,903)	(15)	(15)	(258)	(258)	—	—	(4,176)	(4,176)
Equity in earnings of subsidiaries	5,328	4,231	—	2,512	—	413	(5,328)	(7,156)	—	—

Income before taxes.	2,326	1,229	4,676	7,187	6,654	5,325	(5,328)	(7,156)	8,328	6,585
Provision for (benefit from) income taxes	(2,837)	(2,837)	2,926	2,926	3,076	2,430	—	—	3,165	2,519

Net income attributable to continuing operations.	5,163	4,066	1,750	4,261	3,578	2,895	(5,328)	(7,156)	5,163	4,066
Net income attributable to discontinued operations, net of tax.	—	453	—	—	—	453	—	(453)	—	453

Net income	$5,163	$4,519	$1,750	$4,261	$3,578	$3,348	$(5,328)	$(7,609)	$5,163	$4,519

Comprehensive income	$3,790	$3,146	$2,801	$5,312	$1,001	$771	$(3,802)	$(6,084)	$3,790	$3,146

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$272,951	$227,606	$(107,707)	$392,850

Costs and expenses:
Cost of sales	—	222,050	194,425	(107,707)	308,768
Selling, general, and administrative expenses (1)	1,704	22,742	23,103	—	47,549
Research, technical, and product development expenses	—	1,983	—	—	1,983

Operating income	(1,704)	26,176	10,078	—	34,550
Other income (expense)	110	(1,280)	2,429	—	1,259
Interest income (expense)	(10,022)	(8,639)	(6,747)	—	(25,408)
Equity in earnings of subsidiaries	15,395	(110)	953	(16,238)	—

Income before income taxes	3,779	16,147	6,713	(16,238)	10,401
Provision for (benefit from) income taxes	(4,518)	4,876	1,746	—	2,104

Net income attributable to continuing operations	8,297	11,271	4,967	(16,238)	$8,297
Net income attributable to discontinued operations	(156)	—	(156)	156	(156)

Net income	$8,141	$11,271	$4,811	$(16,082)	$8,141

Comprehensive income	$8,913	$18,528	$(2,470)	$(16,058)	$8,913

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2012

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net Sales	$—	$—	$247,734	$247,734	$219,699	$204,611	$(114,306)	$(114,306)	$353,127	$338,039
Cost of sales.	—	—	209,233	209,233	185,999	176,822	(114,306)	(114,306)	280,926	271,749
Selling, general, and administrative expenses (1)	(1,035)	(1,035)	21,324	21,324	24,791	23,222	—	—	45,080	43,511
Research, technical, and product development expenses.	95	95	2,024	2,024	50	50	—	—	2,169	2,169
Asset and asset-related charges (income)	—	—	—	—	—	—	—	—	—	—
Goodwill Impairment	—	—	—	—	—	—	—	—	—	—

Operating income.	940	940	15,153	15,153	8,859	4,517	—	—	24,952	20,610
Other income (expense), net	(45)	(45)	281	281	66	66	—	—	302	302
Interest income (expense), net	(7,917)	(7,917)	159	159	(614)	(614)	—	—	(8,372)	(8,372)
Equity in earnings of subsidiaries	13,917	11,128	—	3,956	—	1,616	(13,917)	(16,700)	—	—

Income before taxes.	6,895	4,106	15,593	19,549	8,311	5,585	(13,917)	(16,700)	16,882	12,540
Provision for (benefit from) income taxes	(3,893)	(3,893)	5,968	5,968	4,019	2,466	—	—	6,094	4,541

Net income attributable to continuing operations.	10,788	7,999	9,625	13,581	4,292	3,119	(13,917)	(16,700)	10,788	7,999
Net income attributable to discontinued operations, net of tax.	—	1,024	—	—	—	1,024	—	(1,024)	—	1,024

Net income	$10,788	$9,023	$9,625	$13,581	$4,292	$4,143	$(13,917)	$(17,724)	$10,788	$9,023

Comprehensive income	$12,818	$11,053	$11,735	$15,691	$3,907	$3,758	$(15,642)	$(19,449)	$12,818	$11,053

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

June 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$225,802	$5,631	$—	$231,433
Short-term investments	—	128,205	—	—	128,205
Receivables, net	725	66,951	62,847	(23,643)	106,880
Inventories, net	—	240,755	180,397	—	421,152
Costs in Excess of Billings	—	—	911	—	911
Deferred income taxes	26,478	2,437	1,760	—	30,675
Other current assets	15,080	2,040	4,870		21,990

Total current assets	42,283	666,190	256,416	(23,643)	941,246
Property, plant, and equipment, net	1,769	301,157	65,437	—	368,363
Goodwill	—	98,925	35,898	—	134,823
Other intangible assets, net	—	33,869	19,957	—	53,826
Deferred income taxes	—	28,271	33,652	(32,308)	29,615
Other noncurrent assets	9,598	201	3,882	—	13,681
Intercompany investments	1,266,224	26,704	4,689	(1,297,617)	—

Total assets	$1,319,874	$1,155,317	$419,931	$(1,353,568)	$1,541,554

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,080	$48,293	$44,066	$(23,643)	$70,796
Accrued wages and other employee costs	4,989	13,406	7,960	—	26,355
Unearned revenue	—	—	49,700	—	49,700
Other accrued liabilities	5,640	6,961	7,251	—	19,852

Total current liabilities	12,709	68,660	108,977	(23,643)	166,703
Long-term debt	414,004	1,216	—	—	415,220
Intercompany debt	—	403,142	86,039	(489,181)	—
Liability for post-retirement benefits	—	43,944	—	—	43,944
Liability for pension benefits	6,767	7,997	159		14,923
Deferred income taxes	83,481	26,646	3,371	(32,308)	81,190
Unearned Revenue	—	—	12,496	—	12,496
Other noncurrent liabilities	8,142	3,950	215	—	12,307

Total liabilities	525,103	555,555	211,257	(545,132)	746,783

Shareholders’ equity	794,771	599,762	208,674	(808,436)	794,771

Total liabilities and shareholders’ equity	$1,319,874	$1,155,317	$419,931	$(1,353,568)	$1,541,554

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

December 31, 2012

	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,283	$87,283	$9,907	$9,907	$—	$—	$97,190	$97,190
Receivables, net	126	126	72,773	72,773	63,089	60,900	(27,221)	(27,221)	108,767	106,578
Inventories, net	—	—	221,174	220,989	184,115	167,968	—	—	405,289	388,957
Costs in excess of billings	—	—	—	—	—	1,841	—	—	—	1,841
Deferred income taxes	26,478	26,478	2,351	2,351	70	1,803	—	—	28,899	30,632
Assets of discontinued operations	—	—	—	—	—	14,741	—	—	—	14,741
Other current assets	5,410	5,410	2,072	2,072	3,227	3,788	—	—	10,709	11,270

Total current assets	32,014	32,014	385,653	385,468	260,408	260,948	(27,221)	(27,221)	650,854	651,209
Property, plant, and equipment, net	1,327	1,327	308,467	308,467	66,202	66,155	—	—	375,996	375,949
Goodwill	—	—	98,925	98,925	38,326	36,945	—	—	137,251	135,870
Other intangible assets, net	—	—	35,152	35,152	21,343	21,343	—	—	56,495	56,495
Deferred income taxes	—	—	32,757	32,757	33,433	33,433	(32,903)	(32,903)	33,287	33,287
Other noncurrent assets	4,117	4,117	892	892	835	3,857	—	—	5,844	8,866
Intercompany investments	984,901	981,844	26,814	26,814	3,736	3,736	(1,015,451)	(1,012,394)	—	—

Total assets	$1,022,359	$1,019,302	$888,660	$888,475	$424,283	$426,417	$(1,075,575)	$(1,072,518)	$1,259,727	$1,261,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$1,177	$70,086	$70,086	$49,614	$47,619	$(27,221)	$(27,221)	$93,656	$91,661
Accrued wages and other employee costs	6,519	6,519	16,368	16,368	11,546	11,209	—	—	34,433	34,096
Unearned revenue	—	—	689	689	25,475	27,459	—	—	26,164	28,148
Liabilities of discontinued operations	—	—	—	—	—	2,332	—	—	—	2,332
Other accrued liabilities	3,669	3,669	9,197	9,197	9,684	9,684	—	—	22,550	22,550

Total current liabilities	11,365	11,365	96,340	96,340	96,319	98,303	(27,221)	(27,221)	176,803	178,787
Long-term debt	196,644	196,644	1,693	1,693	—	—	—	—	198,337	198,337
Intercompany debt	—	—	118,229	118,229	104,084	104,084	(222,313)	(222,313)	—	—
Liability for post-retirement benefits	—	—	45,066	45,066	—	—	—	—	45,066	45,066
Liability for pension benefits	6,419	6,419	14,133	14,133	159	159	—	—	20,711	20,711
Deferred income taxes	54,222	54,222	26,658	26,658	3,475	3,475	(32,903)	(32,903)	51,452	51,452
Unearned revenue	—	—	—	—	9,991	13,013	—	—	9,991	13,013
Other noncurrent liabilities	8,140	8,140	3,434	3,434	224	224	—	—	11,798	11,798

Total liabilities	276,790	276,790	305,553	305,553	214,252	219,258	(282,437)	(282,437)	514,158	519,164

Shareholders’ equity	745,569	742,512	583,107	582,922	210,031	207,159	(793,138)	(790,081)	745,569	742,512

Total liabilities and shareholders’ equity	$1,022,359	$1,019,302	$888,660	$888,475	$424,283	$426,417	$(1,075,575)	$(1,072,518)	$1,259,727	$1,261,676

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(2,158)	$(4,319)	$7,096	$—	$619

Investing activities:
Capital expenditures	(558)	(13,917)	(5,190)	—	(19,665)
Acquisitions, net of cash acquired	—	—	10,475	—	10,475
Investments in subsidiaries, net	(2,300)	—	—	2,300	—
Proceeds from disposal of property, plant, and equipment	—	—	—	—	—
Investments, net	—	(128,291)	—	—	(128,291)

Cash used in investing activities	(2,858)	(142,208)	5,285	2,300	(137,481)

Financing activities:
Proceeds from exercise of employee stock options	1,489	—	—	—	1,489
Excess tax benefits from stock-based compensation activity	376	—	—	—	376
Financing fees	(12,370)	—	—	—	(12,370)
Parent company investments, net of distributions	—	579	1,721	(2,300)	—
Borrowings on long-term debt	402,500	—	—	—	402,500
Repayments on long-term debt	(119,917)	(445)	—	—	(120,362)
Intercompany debt	(266,663)	284,912	(18,249)	—	—
Purchase of common stock held in treasury	(399)	—	—	—	(399)

Cash provided by (used in) financing activities	5,016	285,046	(16,528)	(2,300)	271,234

Effect of exchange rate changes on cash and cash equivalents	—	—	(129)	—	(129)

Increase (decrease) in cash and cash equivalents	—	138,519	(4,276)	—	134,243
Cash and cash equivalents at beginning of period	—	87,283	9,907	—	97,190

Cash and cash equivalents at end of period	$—	$225,802	$5,631	$—	$231,433

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

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	global economic and political uncertainties,

•	a significant portion of our revenue is concentrated within the commercial aerospace and defense industries and the limited number of potential customers within those industries,

•	the future availability and prices of raw materials,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	the impact of recent consolidation within our industry,

•	changes in defense spending including the impact of sequestration on the U.S. defense budget, and cancellation or changes in defense programs or initiatives, including the Joint Strike Fighter program,

•	our ability to successfully integrate newly acquired businesses,

•	long-term supply agreements and the impact if another party to a long-term supply agreement fails to fulfill its requirements under existing contracts or successfully manage its future development and production schedule,

•	if our internal controls are not effective, investors could lose confidence in our financial reporting,

•	the impact of the current titanium inventory overhang throughout our supply chain,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	competition in the titanium industry,

•	our ability to attract and retain key personnel,

•	our ability to obtain access to financial markets and to maintain current covenant requirements,

•	legislative challenges to the Specialty Metals Clause, which requires that titanium for U.S. defense programs be produced in the U.S.,

•	labor matters,

•	risks related to international operations,

•	our ability to execute on new business awards,

•	potential costs for violations of applicable environmental, health, and safety laws,

•	our order backlog and the conversion of that backlog into revenue,

•	fluctuations in our income tax obligations and effective income tax rate, and

•	demand for our products.

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, in our amended Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on September 24, 2013, as well as in other filings filed with or furnished to the SEC over the last 12 months, copies of which are available from the SEC or may be obtained upon request from RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”). Any forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we caution you not to unduly rely on them. Except as may be required by applicable law, we undertake no duty to update our forward-looking information.

Overview

Overview

We are a leading producer and global supplier of advanced titanium mill products and supplier of fabricated titanium and specialty metal components for the international aerospace, defense, medical device, energy, and other consumer and industrial markets.

As of January 1, 2013, we restructured our global operations into two segments: the Titanium Segment and the Engineered Products and Services Segment. This new structure better reflects our transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns our resources to support our long-term growth strategy. Historic results have been conformed to reflect our restructured two-segment format.

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles, Ohio; Canton, Ohio; Hermitage, Pennsylvania; Martinsville, Virginia; Garden Grove, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steel-making customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Engineered Products and Services Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro-machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the Engineered Products and Services Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The Engineered Products and Services Segment utilizes the Titanium Segment as its primary source of titanium mill products. For the three months ended June 30, 2013 and 2012, approximately 23% and 19%, respectively, of the Titanium Segment’s sales were to the Engineered Products and Services Segment. For the six months ended June 30, 2013 and 2012, approximately 18% and 19%, respectively, of the Titanium Segment’s sales were to the Engineered Products and Services Segment.

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

Notwithstanding these pressures, we believe that overall end-market titanium demand will continue to accelerate over the next several years, driven largely by commercial aircraft production by Airbus and Boeing and strong jet engine market activity. In addition, our recent acquisitions are furthering our move toward becoming an integrated supplier of advanced titanium products. We continue to win incremental, value-add packages in both the commercial aerospace and defense markets, and have diversified into the medical device and energy production markets, supporting our move further up the value chain.

Results of Operations

Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percentages)	2013	2012 (as restated)
Titanium Segment	$85.2	$95.5	$(10.3)	(10.8%)
Engineered Products and Services Segment	115.8	88.8	27.0	30.4%

Total consolidated net sales	$201.0	$184.3	$16.7	9.1%

The decrease in the Titanium Segment’s net sales was primarily the result of a 20.7% decrease in prime mill product shipments to 1.5 million pounds from 1.9 million pounds for the three months ended June 30, 2013 and June 30, 2012, respectively. This decrease was partially offset by a $2.22 per pound increase in average realized selling prices, primarily related to the mix of products sold in the current period. Decreased demand from our specialty alloy customers reduced net sales $1.9 million. Additionally, reduced sales to our European commercial aerospace customers resulted in a $5.0 million reduction in net sales, primarily due to the timing of their orders in 2012.

The increase in the Engineered Products and Services Segment’s net sales was primarily related to the continuing ramp of the Boeing 787 Pi Box program which increased net sales $12.0 million during the three months ended June 30, 2013. Additionally, strong demand from our energy market and defense customers contributed $9.8 million and $5.2 million, respectively, to net sales increase during the three months ended June 30, 2013.

Gross Profit. Gross profit for our reportable segments for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013		2012 (as restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$26.5	31.1%	$19.1	20.0%	$7.4	38.7%
Engineered Products and Services Segment	17.7	15.3%	14.9	16.8%	2.8	18.8%

Total consolidated gross profit	$44.2	22.0%	$34.0	18.4%	$10.2	30.0%

The increase in the Titanium Segment’s gross profit was primarily attributable to $6.8 million of duty drawback recoveries received under our U.S. Customs’ duty drawback program and a more favorable product mix, partially offset by a 3% higher cost per pound for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

The increase in the Engineered Products and Services Segment’s gross profit was primarily due to increased sales volume, principally related to higher deliveries of Boeing 787 Pi Box, and $2.8 million duty drawback recoveries. Partially offsetting these increases were a $1.4 million impact from the strengthening U.S. Dollar at our Canadian subsidiary, as well as higher production costs during the current period.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$8.7	10.2%	$9.3	9.7%	$(0.6)	(6.5)%
Engineered Products and Services Segment	13.9	12.0%	13.4	15.1%	0.5	3.7%

Total consolidated SG&A	$22.6	11.2%	$22.7	12.3%	$(0.1)	(0.4)%

The $0.1 million decrease in SG&A was driven by decreases in compensation-related expenses, primarily as a result of our recent voluntary early retirement option.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $1.0 million and $1.1 million for the three month periods ended June 30, 2013 and 2012, respectively. This spending reflects our continued efforts to develop advanced titanium alloys a well as to make productivity and quality improvements to our manufacturing process.

Operating Income. Operating income for our reportable segments for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013		2012 (as restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$16.8	19.7%	$8.8	9.2%	$8.0	90.9%
Engineered Products and Services Segment	3.7	3.2%	1.4	1.6%	2.3	164.3%

Total consolidated operating income	$20.5	10.2%	$10.2	5.5%	$10.3	101.0%

The increase in the Titanium Segment’s operating income was primarily attributable to $6.8 million in duty drawback recoveries and higher average realized selling prices on our prime mill products, as well as a slight decrease in SG&A costs during the quarter.

The increase in the Engineered Products and Services Segment’s operating income was primarily attributable to higher gross profit driven by higher Boeing 787 Pi Box deliveries and duty drawback recoveries, partially offset by increased production costs and higher SG&A.

Other Expense, Net. Other expense, net, was $0.7 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively. Other expense, net, consisted of foreign exchange gains and losses from our international operations and realized gains on the sale of available-for-sale securities.

Interest Income and Interest Expense. Interest income was not material for each of the three months ended June 30, 2013 and 2012. Interest expense for each of the three months ended June 30, 2013 and 2012 was $20.7 million and $4.2 million, respectively. The increase in interest expense was primarily the result of a $13.7 million of debt extinguishment charge related to the repurchase in April 2013, through individual, privately-negotiated transactions, of $115.6 million aggregate principal amount of our 3.000% Convertible Senior Notes due 2015 (the “2015 Notes”), as well as the issuance of $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due 2019 (the “2019 Notes”).

Provision for (Benefit from) Income Taxes. We recognized a benefit from income taxes of $0.9 million, or (145.8%) of pretax income, and a provision for income taxes of $2.5 million, or 38.2% of pretax income, for federal, state, and foreign income taxes on continuing operations for the three months ended June 30, 2013 and 2012, respectively. Discrete items of tax for the three months ended June 30, 2013 totaled $1.4 million and were primarily due to the effective settlement of an audit partially offset by adjustments for prior year filed returns. Discrete items for the three months ended June 30, 2012 were not material.

The provision for income taxes as a percentage of pretax income for the second quarter 2013 decreased 184.0 percentage points compared to the second quarter 2012. This decrease was principally due to out of period adjustments associated with the settlement of an audit partially offset by adjustments for prior year filed returns. The mix of foreign and domestic income, coupled with overall significantly less income for the second quarter 2013 compared to the second quarter 2012 further magnified the rate effect of these items.

Refer to Note 7 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(In millions except percentages)	2013	2012 (as restated)
Titanium Segment	$184.0	$184.7	$(0.7)	(0.4%)
Engineered Products and Services Segment	208.9	153.3	55.6	36.3%

Total consolidated net sales	$392.9	$338.0	$54.9	16.2%

The decrease in the Titanium Segment’s net sales was primarily the result of lower demand from our specialty alloy customers, which reduced net sales $4.0 million and lower sales to our European commercial aerospace customers, which reduced net sales $2.4 million. These decreases were partially offset by a 4.7% increase in prime mill product shipments to 3.9 million pounds from 3.8 million pounds for the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively, and a $0.93 per pound increase in average realized selling prices, primarily related to the mix of products sold in the current period.

The increase in the Engineered Products and Services Segment’s net sales was primarily attributable to our 2012 acquisition of Remmele Engineering, which contributed $20.8 million to our net sales increase. Additionally, higher demand from our commercial aerospace customers increased net sales $17.3 million, principally related to the continued ramp up of the of Boeing 787 Pi Box program, strong demand from our energy market customers resulted in a $14.8 million increase in net sales, and higher deliveries to our military program customers increased net sales $2.7 million.

Gross Profit. Gross profit for our reportable segments for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013		2012 (as restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$48.0	26.1%	$42.2	22.8%	$5.8	13.7%
Engineered Products and Services Segment	36.1	17.3%	24.1	15.7%	12.0	49.8%

Total consolidated gross profit	$84.1	21.4%	$66.3	19.6%	$17.8	26.8%

The increase in the Titanium Segment’s gross profit was primarily attributable to $7.8 million of duty drawback recoveries, and a more favorable product mix. These increases were partially offset by a $0.14 increase in cost per pound and a $1.6 million expense associated with our recent voluntary early retirement option.

The increase in the Engineered Products and Services Segment’s gross profit was primarily due to higher Boeing 787 Pi Box deliveries and duty drawback recoveries totaling $4.7 million. Partially offsetting these increases were a $1.4 million impact from the strengthening U.S. Dollar and higher production costs during the period.

Selling, General, and Administrative Expenses. SG&A for our reportable segments for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013		2012
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$18.2	9.9%	$19.7	10.7%	$(1.5)	(7.6)%
Engineered Products and Services Segment	29.3	14.0%	23.8	15.5%	5.5	23.1%

Total consolidated SG&A	$47.5	12.1%	$43.5	12.9%	$4.0	9.2%

The $4.1 million increase in SG&A expenses was primarily attributable to the acquisition of Remmele in February 2012, which added $2.2 million for the six months ended June 30, 2013, and the impact of our recent voluntary early retirement option and other related charges, which increased SG&A $1.4 million.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $2.0 million and $2.2 million for the six month periods ended June 30, 2013 and 2012, respectively. This spending reflects our continued efforts to develop advanced titanium alloys a well as to make productivity and quality improvements to our manufacturing process.

Operating Income. Operating income for our reportable segments for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013		2012 (as restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$27.8	15.1%	$20.6	11.2%	$7.2	35.0%
Engineered Products and Services Segment	6.8	3.3%	—	0.0%	6.8	(100.0)%

Total consolidated operating income	$34.6	8.8%	$20.6	6.1%	$14.0	68.0%

The increase in the Titanium Segment’s operating income was primarily attributable to $7.8 million of duty drawback recoveries, the improvement in gross profit due to higher realized selling prices and a favorable impact from decreased SG&A costs, partially offset by lower sales volumes during the quarter.

The increase in the Engineered Products and Services Segment’s operating income was principally attributable to higher gross profit driven primarily by higher Boeing 787 Pi Box deliveries, as well as strong demand from our defense and energy market customers, as well as strong duty drawback recoveries totaling $4.7 million. These increases were partially offset by production variances and inefficiencies and higher SG&A costs.

Other Income (Expense), Net. Other income (expense), net, was $1.3 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. Other income consisted of foreign exchange gains and losses from our international operations and realized gains on the sales of available-for-sale securities.

Interest Income and Interest Expense. Interest income was $0.1 million for each of the six months ended June 30, 2013 and 2012. Interest expense for the six months ended June 30, 2013 and 2012 was $25.5 million and $8.5 million, respectively. The increase in interest expense was primarily driven by a $13.7 million debt extinguishment charge related to the repurchase of $115.6 million of our 2015 Notes in April 2013, through individually-negotiated, private transactions, and the issuance of our 2019 Notes.

Provision for Income Taxes. We recognized a provision for income taxes of $2.1 million, or 20.2% of pretax income, and $4.5 million, or 36.2% of pretax income, for federal, state, and foreign income taxes on continuing operations for the six months ended June 30, 2013 and 2012, respectively. Discrete items for the six months ended June 30, 2013 provided a benefit of $1,143 and were primarily due to adjustments to prior years’ taxes resulting from the effective settlement of an audit during the period, which was partially offset by adjustments to the provision for filed returns. Discrete items for the six months ended June 30, 2012 were not material.

The 16.0 percentage point decrease from 36.2% to 20.2% was comprised of a 4.1 percentage point decrease in the annual effective income tax rate which was principally due to a change in the mix of foreign and domestic income between the periods and the benefit of the manufacturing deduction not present in 2012 which was partially offset by a portion of debt extinguishment charges that are not deductible for income tax purposes and a 20.1 percentage point decrease from adjustments to prior years’ income taxes primarily due to the settlement of an audit during the period. These decreases were partially offset by a 6.0 percentage point increase due to adjustments to the provision for filed returns.

Refer to Note 7 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

In April 2013, we issued the 2019 Notes. Interest on the 2019 Notes is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2013, at a rate of 1.625% per annum. The 2019 Notes are the Company’s senior unsecured obligations.

Commensurate with the receipt of the proceeds from the 2019 Notes, we repurchased, through individually negotiated, private transactions, approximately $115.6 million aggregate principal amount of our 2015 Notes for $133.4 million, including $1.3 million of accrued interest. Following the completion of these repurchases, approximately $114.4 million aggregate principal related to the 2015 Notes remains outstanding.

We maintain a $150 million revolving credit facility under our Second Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated

EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement at any time during the six months ended June 30, 2013 or 2012.

During the three months ended June 30, 2013, one of our customers provided us a prepayment totaling $31.7 million to provide working capital during our production ramp to meeting their accelerated production schedule. This prepayment will be applied to the first 40 shipsets delivered to our customer starting July 2013. We anticipate this prepayment will be fully utilized prior to December 31, 2013.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash, cash equivalents, and short-term investments of $338.3 million and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating needs and capital expansion plans.

The financial covenants contained in our Credit Agreement are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.0 to 1 at June 30, 2013. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 14.68 to 1 at June 30, 2013. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At June 30, 2013, we were in compliance with the financial covenants under our Credit Agreement.

Off-balance sheet arrangements. There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash provided by (used in) operating activities. Cash provided by (used in) operating activities for the six months ended June 30, 2013 and 2012 was $0.6 million and $(14.2) million, respectively. In addition to the cash used to increase inventory, primarily in anticipation of the full ramp of the 787 Pi-box program, we paid a cash expense of approximately $12.2 million related to the repurchase of approximately 50% of our 2015 Notes. These items were partially offset by the net receipt of $31.7 million of customer prepayments. In the prior year, cash used in operating activities was principally for the purchase of additional raw materials in support of the anticipated ramp in production.

Cash used in investing activities. Cash used in investing activities for the six months ended June 30, 2013 and 2012 was $137.5 million and $43.8 million, respectively. For the six months ended June 30, 2013, investing activities consisted primarily of the purchase of $128.2 million of short-term, available-for-sale investments, and capital expenditures of $19.7 million. These outflows were partially offset $10.5 million for the proceeds received from the sale of our Pierce Spafford subsidiary during the period. For the six months ended June 30, 2012, investing activities consisted primarily of the purchase of Remmele, which included net cash consideration of $185.6 million, net available-for-sale investments activity which provided $176.8 million as we sold available-for-sale investments to fund the purchase of Remmele, and capital expenditures of $34.9 million.

Cash provided by (used in) financing activities. Financing activities provided $271.2 million during the six-months ended June 30, 2013, compared to a use of $0.7 million for the same period in 2012. The increase in cash provided by financing activities was driven primarily by the generation of $402.5 million from our issuance of the 2019 Notes during the period, offset by the payment of $12.4 million in deferred financing costs related to the issuance of the 2019 Notes, the repurchase of $115.6 million of aggregate principal amount of our 2015 notes and normal stock-based compensation activity and scheduled payments on capital leases. During the six months ended June 30, 2012, financing activities consisted of normal stock-based compensation activity and scheduled payments on capital leases.

Backlog

The Company’s order backlog for all markets was approximately $557 million as of June 30, 2013, compared to $543 million at December 31, 2012. Of the backlog at June 30, 2013, approximately $347 million is expected to be realized over the remainder of 2013. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, Joint Strike Fighter Program, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

New Accounting Standards

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. We do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. We do not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU added disclosure requirements for amounts reclassified out of accumulated other comprehensive income for interim and annual reporting periods. The amendments in this ASU are effective prospectively for all reporting periods beginning after December 15, 2012. The adoption of this guidance during the six months ended June 30, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarified the types of instruments to which ASU 2011-11 applied. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the six months ended June 30, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the six months ended June 30, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February  22, 2013.

Item 4. Controls and Procedures.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 due to the material weaknesses in internal control over financial reporting reported in the Company’s amended Annual Report on Form 10-K/A for 2012. These material weaknesses related to controls to assess whether certain customer contracts should be accounted for using a percentage of completion model, the Company’s risk assessment process, the Company’s accounting for recently acquired businesses, internal controls at the Company’s recently acquired Advanced Forming division, and the Company’s controls over its annual goodwill impairment analysis. These material weaknesses continued to exist as of June 30, 2013. The material weakness in revenue recognition for certain customer contracts resulted in the restatement of the Company’s Consolidated Financial Statements for the year ended December 31, 2012, the Condensed Consolidated Financial Statements for the interim periods in 2012, and each of the three months ended March 31, 2011 and June 30, 2011, as well as revisions to the December 31, 2011 and 2010 Consolidated Financial Statements, the Condensed Consolidated Financial Statements for the six months ended June 30, 2011 and for the three and nine months ended September 30, 2011. The other material weaknesses did not result in a material misstatement to the Company’s Consolidated Financial Statements; however, these material weaknesses could result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected.

While there were no changes in the Company’s internal control over financial reporting implemented during the three months ended June 30, 2013 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting, the Company is in the process of instituting measures to address the above-noted material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were no shares of Common Stock surrendered to satisfy tax liabilities for the three months ended June 30, 2013. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended June 30, 2013. At June 30, 2013, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 6. Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: September 24, 2013

By	/S/ WILLIAM T. HULL
William T. Hull Senior Vice President and Chief Financial Officer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Third Supplemental Indenture, dated April 13, 2013, by and among RTI International Metals, Inc., RMI Titanium Company, Extrusion Technology Corporation of America, RTI Finance Corp., RTI Martinsville, Inc., RTI Remmele Medical, Inc, RTI Remmele Engineering, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K for the event dated April 11, 2013.

4.2	Form of 1.625% Convertible Senior Notes due 2019 (included in Exhibit 4.2), incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K for the event dated April 11, 2013.

10.1	Form of indemnification agreement, filed herewith.

10.2	Amendment to the RTI International Metals, Inc. Excess Benefits Plan, filed herewith.

10.3	Amendment to the RTI International Metals, Inc. Supplemental Pension Program, filed herewith.

23.1	Consent of independent registered public accounting firm, filed herewith.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document