Form 10-K/A
period 2012-12-31
RTI INTERNATIONAL METALS INC
filed 2013-11-12
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

On October 27, 2013, the Audit Committee of the Board of Directors of RTI International Metals, Inc. (the “Company,” sometimes referred to as “we”, “us” or “our”), upon the identification by and recommendation of management and the concurrence of PricewaterhouseCoopers LLP, our independent registered public accounting firm, concluded that the previously issued Consolidated Financial Statements for the year ended December 31, 2012 contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Form 10-K”) as originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2013 (the “Original Filing Date”), as restated by Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) filed with the SEC on September 24, 2013, should no longer be relied upon and would be restated to correct errors in those financial statements. The errors overstated net sales and operating income by $1.5 million as compared to the amounts set forth in Amendment No. 1.

This Amendment No. 2 on Form 10-K/A (the “Amendment” “Form 10-K/A” or “Annual Report”) is being filed to reflect restatements of the Company’s Consolidated Financial Statements and related disclosures in Item 8 for the year ended December 31, 2012 (including restated financial information as of and for the interim periods contained therein), and to reflect revisions, where necessary, to certain disclosures within the Business section of Item 1, Risk Factors in Item 1A, Selected Financial Data in Item 6, Management’s Discussion and Analysis in Item 7, Financial Statements and Supplementary Data in Item 8, Controls and Procedures in Item 9A, and Exhibits and Financial Statement Schedules in Item 15.

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 19, 2013, the Company had historically recognized revenues for certain of its long-term contracts related to projects of the Company’s Engineered Products and Services Segment, primarily for use in offshore oil and gas drilling, upon the delivery of products or the performance of services. In July 2013, the Company undertook a review of these contracts, and determined that for certain of the contracts this treatment was incorrect, and as such filed Amendment No. 1 on September 24, 2013 to correctly present the Consolidated Financial Statements using a percentage-of-completion accounting model under Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, as well as other related adjustments, for the contracts at issue.

In connection with the preparation of Amendment No. 1, multiple spreadsheets were created and used to calculate historic revenue and cost of goods sold under the contracts requiring application of the percentage-of-completion methodology under ASC 605-35. During the Company’s third quarter closing process, the Company determined that one of these spreadsheets inadvertently contained computational errors resulting in an inaccurate calculation of the revenues and cost of sales for these contracts. These errors resulted in an overstatement of net sales and operating income for the year ended December 31, 2012 by $1.5 million as compared to the amounts set forth in Amendment No. 1, and have been corrected herein. The Company also made immaterial corrections to goodwill and deferred income tax balances associated with its acquisition of its RTI Remmele Engineering and RTI Remmele Medical subsidiaries.

The following tables present the Company’s restated Unaudited Condensed Consolidated Financial Statements for (i) the interim periods in 2012, (ii) the three months ended March 31, 2011 (which information is unchanged from that shown in Amendment No. 1), and (iii) the three months ended June 30, 2011 (which information is unchanged from that shown in Amendment No. 1), as well as revised Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2011 and the three and nine months ended September 30, 2011 (which information is unchanged from that shown in Amendment No. 1). Columns labeled “First Restatement Adjustment” or “Revision Adjustment” illustrate the effect of the restatement or revision as previously set forth in Amendment No. 1, while columns labeled “Second Restatement Adjustment” for the interim periods in 2012 refer to the effect of the correction of the errors discussed above and represent the reconciling difference between this Amendment and Amendment No. 1 for such periods in 2012 (2011 information is unchanged from Amendment No. 1). The following tables have been adjusted to present the results of the Company’s former RTI Pierce Spafford facility, which was divested in April 2013, as a discontinued operation.

i

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$162,850	$(810)	$311	$162,351	$(8,281)	$154,070
Cost and expenses:
Cost of sales	127,145	897	121	128,163	(6,600)	121,563
Selling, general, and administrative expenses	21,622	—	—	21,622	(789)	20,833
Research, technical, and product development expenses	1,065	—	—	1,065	—	1,065

Operating income	13,018	(1,707)	190	11,501	(892)	10,609
Other income, net	(268)	—	—	(268)	—	(268)
Interest income	82	—	—	82	—	82
Interest expense	(4,278)	—	—	(4,278)	—	(4,278)

Income before income taxes	8,554	(1,707)	190	7,037	(892)	6,145
Provision for (benefit from) income taxes	2,929	(586)	65	2,408	(321)	2,087

Net income attributable to continuing operations	5,625	(1,121)	125	4,629	(571)	4,058

Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	571	571

Net income	$5,625	$(1,121)	$125	$4,629	$—	$4,629

Earnings per share attributable to continuing operations:
Basic	$0.19	$(0.04)	$—	$0.15	$(0.02)	$0.13

Diluted	$0.19	$(0.04)	$—	$0.15	$(0.02)	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$—	$0.02	$0.02

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$190,277	$1,971	$182	$192,430	$(7,968)	$184,462
Cost and expenses:
Cost of sales	153,781	2,997	136	156,914	(6,471)	150,443
Selling, general, and administrative expenses	23,458	—	—	23,458	(780)	22,678
Research, technical, and product development expenses	1,104	—	—	1,104	—	1,104

Operating income	11,934	(1,026)	46	10,954	(717)	10,237
Other income, net	570	—	—	570	—	570
Interest income	33	—	—	33	—	33
Interest expense	(4,209)	—	—	(4,209)	—	(4,209)

Income before income taxes	8,328	(1,026)	46	7,348	(717)	6,631
Provision for (benefit from) income taxes	3,165	(382)	19	2,802	(264)	2,538

Net income attributable to continuing operations	5,163	(644)	27	4,546	(453)	4,093
Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	453	453

Net income	$5,163	$(644)	$27	$4,546	$—	$4,546

Earnings per share attributable to continuing operations:
Basic	$0.17	$(0.02)	$—	$0.15	$(0.01)	$0.14

Diluted	$0.17	$(0.02)	$—	$0.15	$(0.01)	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$—	$0.01	$0.01

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$353,127	$1,161	$493	$354,781	$(16,249)	$338,532
Cost and expenses:
Cost of sales	280,926	3,894	257	285,077	(13,071)	272,006
Selling, general, and administrative expenses	45,080	—	—	45,080	(1,569)	43,511
Research, technical, and product development expenses	2,169	—	—	2,169	—	2,169

Operating income	24,952	(2,733)	236	22,455	(1,609)	20,846
Other income, net	302	—	—	302	—	302
Interest income	115	—	—	115	—	115
Interest expense	(8,487)	—	—	(8,487)	—	(8,487)

Income before income taxes	16,882	(2,733)	236	14,385	(1,609)	12,776
Provision for (benefit from) income taxes	6,094	(968)	84	5,210	(585)	4,625

Net income attributable to continuing operations	10,788	(1,765)	152	9,175	(1,024)	8,151
Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	1,024	1,024

Net income	$10,788	$(1,765)	$152	$9,175	$—	$9,175

Earnings per share attributable to continuing operations:
Basic	$0.36	$(0.06)	$0.01	$0.30	$(0.03)	$0.27

Diluted	$0.36	$(0.06)	$0.01	$0.30	$(0.03)	$0.27

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.03	$0.03

Diluted	$—	$—	$—	$—	$0.03	$0.03

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$189,075	$439	$259	$189,773	$(7,228)	$182,545
Cost and expenses:
Cost of sales	151,128	3,689	19	154,836	(5,941)	148,895
Selling, general, and administrative expenses	22,434	—	—	22,434	(709)	21,725
Research, technical, and product development expenses	1,012	—	—	1,012	—	1,012
Asset and asset-related charges	1,617	—	—	1,617	—	1,617

Operating income	12,884	(3,250)	240	9,874	(578)	9,296
Other income, net	32	—	—	32	(16)	16
Interest income	18	—	—	18	—	18
Interest expense	(4,708)	—	—	(4,708)	—	(4,708)

Income before income taxes	8,226	(3,250)	240	5,216	(594)	4,622
Provision for (benefit from) income taxes	2,601	(1,049)	76	1,628	(205)	1,423

Net income attributable to continuing operations	5,625	(2,201)	164	3,588	(389)	3,199
Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	389	389

Net income	$5,625	$(2,201)	$164	$3,588	—	$3,588

Earnings per share attributable to continuing operations:
Basic	$0.19	$(0.07)	$0.01	$0.12	$(0.01)	$0.11

Diluted	$0.19	$(0.07)	$0.01	$0.12	$(0.01)	$0.11

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$—	$0.01	$0.01

v

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$542,202	$1,600	$752	$544,554	$(23,477)	$521,077
Cost and expenses:
Cost of sales	432,054	7,583	276	439,913	(19,012)	420,901
Selling, general, and administrative expenses	67,514	—	—	67,514	(2,278)	65,236
Research, technical, and product development expenses	3,181	—	—	3,181	—	3,181
Asset and asset-related charges	1,617	—	—	1,617	—	1,617

Operating income	37,836	(5,983)	476	32,329	(2,187)	30,142
Other income, net	334	—	—	334	(16)	318
Interest income	133	—	—	133	—	133
Interest expense	(13,195)	—	—	(13,195)	—	(13,195)

Income before income taxes	25,108	(5,983)	476	19,601	(2,203)	17,398
Provision for (benefit from) income taxes	8,695	(2,017)	160	6,838	(790)	6,048

Net income attributable to continuing operations	16,413	(3,966)	316	12,763	(1,413)	11,350
Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	1,413	1,413

Net income	$16,413	$(3,966)	$316	$12,763	$—	$12,763

Earnings per share attributable to continuing operations:
Basic	$0.54	$(0.13)	$0.01	$0.42	$(0.05)	$0.37

Diluted	$0.54	$(0.13)	$0.01	$0.42	$(0.05)	$0.37

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.05	$0.05

Diluted	$—	$—	$—	$—	$0.05	$0.05

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2011
	Previously Reported	First Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$120,850	$(1,139)	$119,711	$(7,911)	$111,800
Cost and expenses:
Cost of sales	94,845	(58)	94,787	(6,299)	88,488
Selling, general and administrative expenses	17,458	—	17,458	(907)	16,551
Research, technical, and product development expenses	632	—	632	—	632
Asset and asset-related charges	(1,501)	—	(1,501)	—	(1,501)

Operating income	9,416	(1,081)	8,335	(705)	7,630
Other income, net	(569)	—	(569)	47	(522)
Interest income	225	—	225	—	225
Interest expense	(4,300)	—	(4,300)	—	(4,300)

Income before income taxes	4,772	(1,081)	3,691	(658)	3,033
Provision for income taxes	2,430	(658)	1,772	(236)	1,536

Net income attributable to continuing operations	2,342	(423)	1,919	(422)	1,497
Net income attributable to discontinued operations, net of tax	—	—	—	422	422

Net income	$2,342	$(423)	$1,919	$—	$1,919

Earnings per share attributable to continuing operations:
Basic	$0.08	$(0.01)	$0.06	$(0.01)	$0.05

Diluted	$0.08	$(0.01)	$0.06	$(0.01)	$0.05

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$0.01	$0.01

The information in the table above is unchanged from Amendment No. 1.

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2011
	Previously Reported	First Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$123,213	$2,900	$126,113	$(8,106)	$118,007
Cost and expenses:
Cost of sales	98,624	1,536	100,160	(6,336)	93,824
Selling, general and administrative expenses	17,618	—	17,618	(807)	16,811
Research, technical, and product development expenses	890	—	890	—	890

Operating income	6,081	1,364	7,445	(963)	6,482
Other income, net	133	—	133	—	133
Interest income	355	—	355	—	355
Interest expense	(4,250)	—	(4,250)	—	(4,250)

Income before income taxes	2,319	1,364	3,683	(963)	2,720
Provision for income taxes	191	757	948	(345)	603

Net income attributable to continuing operations	2,128	607	2,735	(618)	2,117
Net income attributable to discontinued operations, net of tax	—	—	—	618	618

Net income	$2,128	$607	$2,735	$—	$2,735

Earnings per share attributable to continuing operations:
Basic	$0.07	$0.02	$0.09	$(0.02)	$0.07

Diluted	$0.07	$0.02	$0.09	$(0.02)	$0.07

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$0.02	$0.02

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Current assets:
Cash and cash equivalents	$117,872	$—	$—	$117,872	$—	$117,872
Receivables, less allowance for doubtful accounts of $936	107,177	—	—	107,177	(4,014)	103,163
Inventories, net	327,922	(5,073)	(2,097)	320,752	(13,125)	307,627
Costs in excess of billings	—	4	1	5	—	5
Deferred income taxes	19,395	953	127	20,475	—	20,475
Assets of discontinued operations	—	—	—	—	18,598	18,598
Other current assets	10,975	316	—	11,291	(22)	11,269

Total current assets	583,341	(3,800)	(1,969)	577,572	1,437	579,009
Property, plant, and equipment, net	361,520	—	—	361,520	(56)	361,464
Marketable securities	—	—	—	—	—	—
Goodwill	140,236	—	(5,260)	134,976	(1,381)	133,595
Other intangible assets, net	59,527	—	—	59,527	—	59,527
Deferred income taxes	29,111	—	—	29,111	—	29,111
Other noncurrent assets	4,972	3,504	—	8,476	—	8,476

Total assets	$1,178,707	$(296)	$(7,229)	$1,171,182	$—	$1,171,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,463	$—	$—	$68,463	$(3,626)	$64,837
Accrued wages and other employee costs	19,878	—	—	19,878	(188)	19,690
Unearned revenues	40,889	(2,020)	(2,286)	36,583	—	36,583
Liabilities of discontinued operations	—	—	—	—	3,879	3,879
Other accrued liabilities	21,833	—	—	21,833	(65)	21,768

Total current liabilities	151,063	(2,020)	(2,286)	146,757	—	146,757
Long-term debt	191,189	—	—	191,189	—	191,189
Liability for post-retirement benefits	41,806	—	—	41,806	—	41,806
Liability for pension benefits	15,097	—	—	15,097	—	15,097
Deferred income taxes	38,209	—	(5,068)	33,141	—	33,141
Unearned revenues	—	3,504	—	3,504	—	3,504
Other noncurrent liabilities	8,895	—	—	8,895	—	8,895

Total liabilities	446,259	1,484	(7,354)	440,389	—	440,389

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,066,254 shares issued; 30,286,870 shares outstanding	311	—	—	311	—	311
Additional paid-in capital	480,653	—	—	480,653	—	480,653
Treasury stock, at cost; 779,375 shares	(18,399)	—	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(35,808)	—	—	(35,808)	—	(35,808)
Retained earnings	305,691	(1,780)	125	304,036	—	304,036

Total shareholders’ equity	732,448	(1,780)	125	730,793	—	730,793

Total liabilities and shareholders’ equity	$1,178,707	$(296)	$(7,229)	$1,171,182	$—	$1,171,182

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Current Assets:
Cash and cash equivalents	$99,525	$—	$—	$99,525	$—	$99,525
Receivables, less allowance for doubtful accounts of $967	107,455	—	—	107,455	(3,698)	103,757
Inventories, net	349,432	(6,680)	(3,082)	339,670	(12,501)	327,169
Costs in excess of billings	—	250	408	658	—	658
Deferred income taxes	19,332	1,335	108	20,775	—	20,775
Assets of discontinued operations	—	—	—	—	17,633	17,633
Other current assets	12,900	369	—	13,269	—	13,269

Total current assets	588,644	(4,726)	(2,566)	581,352	1,434	582,786
Property, plant, and equipment, net	365,788	—	—	365,788	(53)	365,735
Marketable securities	—	—	—	—	—	—
Goodwill	140,211	—	(5,260)	134,951	(1,381)	133,570
Other intangible assets, net	58,251	—	—	58,251	—	58,251
Deferred income taxes	29,239	—	—	29,239	—	29,239
Other noncurrent assets	5,407	3,385	—	8,792	—	8,792

Total assets	$1,187,540	$(1,341)	$(7,826)	$1,178,373	$—	$1,178,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,278	$—	$—	$64,278	$(3,194)	$61,084
Accrued wages and other employee costs	25,135	—	—	25,135	(264)	24,871
Unearned revenues	42,056	(2,302)	(2,910)	36,844	—	36,844
Liabilities of discontinued operations	—	—	—	—	3,494	3,494
Other accrued liabilities	21,716	—	—	21,716	(36)	21,680

Total current liabilities	153,185	(2,302)	(2,910)	147,973	—	147,973
Long-term debt	193,727	—	—	193,727	—	193,727
Liability for post-retirement benefits	42,000	—	—	42,000	—	42,000
Liability for pension benefits	13,402	—	—	13,402	—	13,402
Deferred income taxes	38,817	—	(5,068)	33,749	—	33,749
Unearned revenues	—	3,385	—	3,385	—	3,385
Other noncurrent liabilities	8,969	—	—	8,969	—	8,969

Total liabilities	450,100	1,083	(7,978)	443,205	—	443,205

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,097,449 shares issued; 30,314,874 shares outstanding	311	—	—	311	—	311
Additional paid-in capital	481,855	—	—	481,855	—	481,855
Treasury stock, at cost; 782,575 shares	(18,399)	—	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(37,181)	—	—	(37,181)	—	(37,181)
Retained earnings	310,854	(2,424)	152	308,582	—	308,582

Total shareholders’ equity	737,440	(2,424)	152	735,168	—	735,168

Total liabilities and shareholders’ equity	$1,187,540	$(1,341)	$(7,826)	$1,178,373	$—	$1,178,373

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Current assets:
Cash and cash equivalents	$73,389	$—	$—	$73,389	$—	$73,389
Short-term investments	3,998	—	—	3,998	—	3,998
Receivables, less allowance for doubtful accounts of $909	117,455	—	—	117,455	(3,207)	114,248
Inventories, net	378,218	(9,279)	(3,949)	364,990	(12,161)	352,829
Costs in excess of billings	—	750	1,401	2,151	—	2,151
Deferred income taxes	19,644	2,383	32	22,059	—	22,059
Assets of discontinued operations	—	—	—	—	16,799	16,799
Other current assets	10,725	435	—	11,160	—	11,160

Total current assets	603,429	(5,711)	(2,516)	595,202	1,431	596,633
Property, plant, and equipment, net	367,818	—	—	367,818	(50)	367,768
Goodwill	138,247	—	(5,260)	132,987	(1,381)	131,606
Other intangible assets, net	57,664	—	—	57,664	—	57,664
Deferred income taxes	32,197	—	—	32,197	—	32,197
Other noncurrent assets	5,113	3,240	—	8,353	—	8,353

Total assets	$1,204,468	$(2,471)	$(7,776)	$1,194,221	$—	$1,194,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,079	$—	$—	$70,079	$(2,913)	$67,166
Accrued wages and other employee costs	29,730	—	—	29,730	(285)	29,445
Unearned revenues	38,633	(1,086)	(3,024)	34,523	—	34,523
Liabilities of discontinued operations	—	—	—	—	3,198	3,198
Other accrued liabilities	27,458	—	—	27,458	—	27,458

Total current liabilities	165,900	(1,086)	(3,024)	161,790	—	161,790
Long-term debt	196,079	—	—	196,079	—	196,079
Liability for post-retirement benefits	42,220	—	—	42,220	—	42,220
Liability for pension benefits	2,555	—	—	2,555	—	2,555
Deferred income taxes	38,731	—	(5,068)	33,663	—	33,663
Unearned revenues	—	3,240	—	3,240	—	3,240
Other noncurrent liabilities	8,908	—	—	8,908	—	8,908

Total liabilities	454,393	2,154	(8,092)	448,455	—	448,455
Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,106,934 shares issued; 30,324,359 shares outstanding	311	—	—	311	—	311
Additional paid-in capital	483,156	—	—	483,156	—	483,156
Treasury stock, at cost; 782,575 and 749,429 shares	(18,399)	—	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(31,472)	—	—	(31,472)	—	(31,472)
Retained earnings	316,479	(4,625)	316	312,170	—	312,170

Total shareholders’ equity	750,075	(4,625)	316	745,766	—	745,766

Total liabilities and shareholders’ equity	$1,204,468	$(2,471)	$(7,776)	$1,194,221	$—	$1,194,221

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2011
	Previously Reported	First Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$276,154	$—	$276,154	$—	$276,154
Short-term investments	38,892	—	38,892	—	38,892
Receivables, less allowance for doubtful accounts of $461	76,499	—	76,499	(3,748)	72,751
Inventories, net	269,402	161	269,563	(8,511)	261,052
Costs in excess of billings	—	112	112	—	112
Deferred income taxes	22,928	736	23,664	—	23,664
Assets of discontinued operations	—	—	—	13,724	13,724
Other current assets	13,933	239	14,172	(16)	14,156

Total current assets	697,808	1,248	699,056	1,449	700,505
Property, plant, and equipment, net	261,331	—	261,331	(68)	261,263
Marketable securities	48,779	—	48,779	—	48,779
Goodwill	42,205	—	42,205	(1,381)	40,824
Other intangible assets, net	14,219	—	14,219	—	14,219
Deferred income taxes	23,537	—	23,537	—	23,537
Other noncurrent assets	5,977	3,820	9,797	—	9,797

Total assets	$1,093,856	$5,068	$1,098,924	$—	$1,098,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,105	$—	$36,105	$(4,173)	$31,932
Accrued wages and other employee costs	15,230	—	15,230	(244)	14,986
Unearned revenues	26,020	1,810	27,830	—	27,830
Liabilities of discontinued operations	—	—	—	4,551	4,551
Other accrued liabilities	29,290	—	29,290	(134)	29,156

Total current liabilities	106,645	1,810	108,455	—	108,455
Long-term debt	180,269	—	180,269	—	180,269
Liability for post-retirement benefits	40,277	—	40,277	—	40,277
Liability for pension benefits	28,504	—	28,504	—	28,504
Deferred income taxes	3,102	—	3,102	—	3,102
Unearned revenues	—	3,820	3,820	—	3,820
Other noncurrent liabilities	8,569	—	8,569	—	8,569

Total liabilities	367,366	5,630	372,996	—	372,996

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,917,846 shares issued; 30,172,675 shares outstanding	309	—	309	—	309
Additional paid-in capital	475,779	—	475,779	—	475,779
Treasury stock, at cost; 745,171 shares	(17,646)	—	(17,646)	—	(17,646)
Accumulated other comprehensive loss	(27,808)	—	(27,808)	—	(27,808)
Retained earnings	295,856	(562)	295,294	—	295,294

Total shareholders’ equity	726,490	(562)	725,928	—	725,928

Total liabilities and shareholders’ equity	$1,093,856	$5,068	$1,098,924	$—	$1,098,924

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected
Net income	$5,625	$(1,121)	$125	$4,629
Adjustment for non-cash items included in net income:
Depreciation and amortization	8,734	—	—	8,734
Deferred income taxes	(1,915)	(586)	65	(2,436)
Stock-based compensation	1,378	—	—	1,378
Excess tax benefits from stock-based compensation activity	(61)	—	—	(61)
Amortization of discount on long-term debt	2,352	—	—	2,352
Other	(68)	—	—	(68)

Changes in assets and liabilities:
Receivables	4,750	—	—	4,750
Inventories	(31,130)	1,578	2,097	(27,455)
Accounts payable	5,504	—	—	5,504
Income taxes payable	1,659	—	—	1,659
Unearned revenue	8,230	(320)	(2,286)	5,624
Cost in excess of billings	—	396	(1)	395
Other current assets and liabilities	(14,430)	(26)	(192)	(14,648)
Other assets and liabilities	(3,587)	79	192	(3,316)

Cash used in operating activities	(12,959)	—	—	(12,959)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	—	(185,633)
Maturity/sale of investments	176,809	—	—	176,809
Capital expenditures	(17,128)	—	—	(17,128)
Purchase of investments	(38)	—	—	(38)

Cash used in investing activities	(25,990)	—	—	(25,990)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	120	—	—	120
Excess tax benefits from stock-based compensation activity	61	—	—	61
Purchase of common stock held in treasury	(742)	—	—	(742)
Borrowings on long-term debt	(97)	—	—	(97)

Cash used in financing activities	(658)	—	—	(658)

Effect of exchange rate changes on cash and cash equivalents	637	—	—	637

Decrease in cash and cash equivalents	(38,970)	—	—	(38,970)
Cash and cash equivalents at beginning of period	156,842	—	—	156,842

Cash and cash equivalents at end of period	$117,872	$—	$—	$117,872

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected
Net income	$10,788	$(1,765)	$152	$9,175
Adjustment for non-cash items included in net income:
Depreciation and amortization	18,957	—	—	18,957
Deferred income taxes	(2,025)	(968)	84	(2,909)
Stock-based compensation	2,518	—	—	2,518
Excess tax benefits from stock-based compensation activity	(66)	—	—	(66)
(Gain) loss on sale of property, plant and equipment	(74)	—	—	(74)
Amortization of discount on long-term debt	4,738	—	—	4,738
Other	758	—	—	758

Changes in assets and liabilities:
Receivables	2,904	—	—	2,904
Inventories	(54,089)	3,185	3,082	(47,822)
Accounts payable	4,172	—	—	4,172
Income taxes payable	5,117	—	—	5,117
Unearned revenue	9,526	(721)	(2,910)	5,895
Cost in excess of billings	—	150	(408)	(258)
Other current assets and liabilities	(13,154)	(79)	(192)	(13,425)
Other assets and liabilities	(4,279)	198	192	(3,889)

Cash used in operating activities	(14,209)	—	—	(14,209)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	—	(185,633)
Maturity/sale of investments	176,809	—	—	176,809
Capital expenditures	(34,901)	—	—	(34,901)
Purchase of investments	(38)	—	—	(38)

Cash used in investing activities	(43,763)	—	—	(43,763)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	211	—	—	211
Excess tax benefits from stock-based compensation activity	66	—	—	66
Purchase of common stock held in treasury	(742)	—	—	(742)
Repayments on long-term debt	(298)	—	—	(298)

Cash used in financing activities	(763)	—	—	(763)

Effect of exchange rate changes on cash and cash equivalents	1,418	—	—	1,418

Decrease in cash and cash equivalents	(57,317)	—	—	(57,317)
Cash and cash equivalents at beginning of period	156,842	—	—	156,842

Cash and cash equivalents at end of period	$99,525	$—	$—	$99,525

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected
Net income	$16,413	$(3,966)	$316	$12,763
Adjustment for non-cash items included in net income:
Depreciation and amortization	29,405	—	—	29,405
Asset and asset-related charges (income)	1,617	—	—	1,617
Deferred income taxes	(2,860)	(2,017)	160	(4,717)
Stock-based compensation	3,658	—	—	3,658
Excess tax benefits from stock-based compensation activity	(100)	—	—	(100)
Amortization of discount on long-term debt	7,192	—	—	7,192
Other	675	—	823	1,498

Changes in assets and liabilities:
Receivables	(11,799)	—	—	(11,799)
Inventories	(81,086)	5,785	3,949	(71,352)
Accounts payable	10,424	—	—	10,424
Income taxes payable	8,893	—	—	8,893
Unearned revenue	11,581	350	(3,024)	8,907
Cost in excess of billings	—	(350)	(1,401)	(1,751)
Other current assets and liabilities	(6,844)	(145)	(192)	(7,181)
Other assets and liabilities	(13,442)	343	192	(12,907)

Cash used in operating activities	(26,273)	—	823	(25,450)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(182,811)	—	—	(182,811)
Maturity/sale of investments	176,809	—	—	176,809
Capital expenditures	(47,879)	—	—	(47,879)
Purchase of investments	(4,037)	—	—	(4,037)

Cash used in investing activities	(57,918)	—	—	(57,918)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	335	—	—	335
Excess tax benefits from stock-based compensation activity	100	—	—	100
Deferred financing costs	—	—	(823)	(823)
Purchase of common stock held in treasury	(742)	—	—	(742)
Repayments on long-term debt	(543)	—	—	(543)

Cash used in financing activities	(850)	—	(823)	(1,673)

Effect of exchange rate changes on cash and cash equivalents	1,588	—	—	1,588

Decrease in cash and cash equivalents	(83,453)	—	—	(83,453)
Cash and cash equivalents at beginning of period	156,842	—	—	156,842

Cash and cash equivalents at end of period	$73,389	$—	$—	$73,389

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2011
	Previously Reported	First Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$2,342	$(423)	$1,919
Adjustment for non-cash items included in net income:
Depreciation and amortization	5,582	—	5,582
Asset and asset-related charges (income)	(597)	—	(597)
Deferred income taxes	(1,233)	(658)	(1,891)
Stock-based compensation	1,402	—	1,402
Excess tax benefits from stock-based compensation activity	(102)	—	(102)
(Gain) loss on sale of property, plant and equipment	47	—	47
Amortization of discount on long-term debt	2,166	—	2,166
Other	116	—	116

Changes in assets and liabilities:
Receivables	(19,479)	—	(19,479)
Inventories	1,522	(6)	1,516
Accounts payable	(6,640)	—	(6,640)
Income taxes payable	(87)	—	(87)
Unearned revenue	(3,445)	1,040	(2,405)
Cost in excess of billings	—	(12)	(12)
Other current assets and liabilities	(2,395)	6	(2,389)
Other noncurrent assets and liabilities	(2,974)	53	(2,921)

Cash used in operating activities	(23,775)	—	(23,775)

INVESTING ACTIVITIES:
Maturity/sale of investments	5,000	—	5,000
Capital expenditures	(10,137)	—	(10,137)
Purchase of investments	(72,612)	—	(72,612)

Cash used in investing activities	(77,749)	—	(77,749)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	154	—	154
Excess tax benefits from stock-based compensation activity	102	—	102
Purchase of common stock held in treasury	(283)	—	(283)
Repayments on long-term debt	(3)	—	(3)

Cash used in financing activities	(30)	—	(30)

Effect of exchange rate changes on cash and cash equivalents	757	—	757

Decrease in cash and cash equivalents	(100,797)	—	(100,797)
Cash and cash equivalents at beginning of period	376,951	—	376,951

Cash and cash equivalents at end of period	$276,154	$—	$276,154

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

In connection with the restatement addressed in Amendment No. 1, management had assessed the effectiveness of our disclosure controls and procedures and included revised disclosure therein under Item 9A of Part II, “Controls and Procedures” with respect to material weaknesses in our internal control over financial reporting with respect to revenue recognition for certain customer contracts, risk assessment controls, and control activities related to the accounting for recent acquisitions, subsequent integration of acquired businesses, and annual goodwill impairment test. Solely as a result of those material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 and through the date of this filing. No additional or new material weaknesses were determined in connection with the computational error that has resulted in the current restatement on this Form 10-K/A.

Management continues to take steps to remediate the material weaknesses in our internal control over financial reporting as reflected in Amendment No. 1. We believe that, as a result of management’s in-depth review of its accounting processes and the additional procedures and internal controls management is in the process of implementing, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the Consolidated Financial Statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with U.S. generally accepted accounting principles.

The Company has amended and restated in its entirety each item of the Original Form 10-K and Amendment No. 1 filed with the SEC that required a change to reflect this restatement and to include certain additional information. These items include Items 1 and 1A of Part I; Items 6, 7, 8 and 9A of Part II; and Item 15 of Part IV. Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains only the items and exhibits to the Original Form 10-K and Amendment No. 1 that are being amended and restated, and those unaffected items or exhibits are not included herein. Except as stated above, this Form 10-K/A speaks only as of the Original Filing Date, and this filing has not been updated to reflect any events occurring after the Original Filing Date or to modify or update disclosures affected by other subsequent events other than the change in the Company’s reportable segments effective January 1, 2013 and the presentation of RTI Pierce Spafford as a discontinued operation, both of which have been reflected herein. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, including Amendment No. 1, together with any amendments to those filings.

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

Energy, Medical, & Other

Sales to the energy, medical device, and other consumer and industrial markets consist primarily of shipments to the energy and medical device sectors from the Engineered Products and Services (“EP&S”) Segment and continued shipments of ferro titanium to the specialty steel industry from the Titanium Segment.

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

Products and Segments

Effective January 1, 2013, the Company conducts business in two segments: the Titanium Segment and the EP&S Segment. The new structure better reflects the Company’s transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns its resources to support the Company’s long-term growth strategy.

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

Engineered Products and Services Segment

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

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

The Company’s consolidated net sales represented by each Segment for each of the past three years are summarized in the following table:

	2012 (As Restated)		2011 (As Revised)		2010 (As Revised)
(dollars in millions)	$	%	$	%	$	%
Titanium Segment	$361.0	51.0%	$337.8	67.4%	$260.1	64.0%
Engineered Products and Services Segment	347.1	49.0%	163.5	32.6%	146.4	36.0%

Total consolidated net sales	$708.1	100.0%	$501.3	100.0%	$406.5	100.0%

Operating income (loss) contributed by each Segment for each of the past three years is summarized in the following table:

	2012 (as restated)		2011 (as revised)		2010 (as revised)
(dollars in millions)	$	%	$	%	$	%
Titanium Segment	$38.7	82.1%	$36.7	152.3%	$21.2	153.6%
Engineered Products and Services Segment	8.4	17.9%	(12.6)	(52.3)%	(7.4)	(53.6)%

Total consolidated operating income (loss)	$47.1	100.0%	$24.1	100.0%	$13.8	100.0%

The Company’s total consolidated assets identified with each Segment as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2012 (as restated)	2011 (as revised)	2010 (as revised)
Titanium Segment	$576.8	$502.7	$477.8
Engineered Products and Services Segment	577.3	300.3	250.7
Assets of Discontinued Operations	14.7	16.1	11.3
General Corporate (1)	83.7	309.3	371.5

Total consolidated assets	$1,252.5	$1,128.4	$1,111.3

(1)	Consists primarily of unallocated cash and short-term investments.

The Company’s long-lived assets by geographic area as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2012 (as restated)	2011 (as revised)	2010 (as revised)
United States	$465.7	$279.0	$242.3
Canada	67.7	71.3	77.0
England	37.7	37.1	5.5
France.	0.8	0.5	0.4

Total consolidated long-lived assets	$571.9	$387.9	$325.2

Exports

The Company’s exports consist primarily of titanium mill products, extrusions, and machined extrusions used in the aerospace markets. The Company’s export sales as a percentage of total net sales for each of the past three years were as follows:

	2012	2011	2010
Export sales	35%	36%	36%

Such sales were made primarily to Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 13 to the Consolidated Financial Statements included in this Amendment No. 2.

Backlog

The Company’s order backlog for all markets was approximately $545 million as of December 31, 2012, as compared to $462 million at December 31, 2011. A large portion of the increase is attributable to the Company’s acquisition of Remmele in 2012. Of the backlog at December 31, 2012, approximately $504 million is likely to be realized in 2013. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Environmental Liabilities

The Company is subject to various environmental laws and regulations as well as certain health and safety laws and regulations that are subject to frequent modifications and revisions. While historically the cost of compliance for these matters has not had a material adverse impact on the Company, it is not possible to accurately predict the ultimate effect changing environmental health and safety laws and regulations may have on the Company in the future. The Company continually evaluates its obligations for environmental-related costs on a quarterly basis and makes adjustments as necessary. For further information on the Company’s environmental liabilities, see Note 14 to the Consolidated Financial Statements included in this Annual Report.

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

Patents and Trademarks

The Company possesses a substantial body of technical know-how and trade secrets. The Company considers its expertise, trade secrets, and patent portfolio to be important to the conduct of its business, although no individual item is currently considered to be material to either the Company’s business as a whole or to an individual reporting segment. The Company’s Titanium Segment holds eight patents covering various manufacturing processes, most of which have not yet been commercialized. The Company’s EP&S Segment holds seven patents related to its energy business. With the exception of one patent expiring in 2013, all of the Company’s patents have been issued between 2000 and 2011 and with the payment of all required maintenance fees, expire between 2020 and 2031.

Employees

At December 31, 2012, the Company and its subsidiaries had 2,362 employees, 886 of whom were classified as administrative and sales personnel. Of the total number of employees, 841 employees were in the Titanium Segment, 1,450 in the EP&S Segment, and 71 in RTI Corporate.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting. Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2012. Management has since determined that the material weaknesses described in Part II—Item 9A. Controls and Procedures of our First Amendment filed September 24, 2013 existed as of December 31, 2012. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Our Audit Committee has directed management to develop and present a plan and timetable for the implementation of remediation measures (to the extent not already implemented), and our Audit Committee is currently monitoring such implementation. We believe that these actions will remediate the control deficiencies we have previously identified and strengthen our internal control over financial reporting. Although we have begun the process of remediating these material weaknesses, this process will take time, and we will not be able to assert that we have remediated these material weaknesses until the procedures that we put in place have been working for a sufficient period of time for us to determine that they are effective.

Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified, we cannot assure you that we will not discover other material weaknesses in the future. We did not identify any new or additional deficiencies or weaknesses in connection with the computational error that promulgated this Amendment filing. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

The carrying value of goodwill and other intangible assets may not be recoverable.

As of December 31, 2012, we had goodwill of $130.6 million and other intangible assets of $56.5 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any impairment is expensed immediately through the Consolidated Statement of Operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations.

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

The titanium metals industry is highly-competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Our Russian competitor, in particular, has significantly greater capacity than us and others in our industry. Additionally, our industry has recently seen rapid consolidation, including the PCP acquisitions of Titanium Metals Corp. and Primus International, Inc., and the ATI acquisition of Ladish Co., Inc. Not only do we face competition for a limited number of customers with other producers of titanium products, but we also must compete with producers of other generally less expensive materials of construction including stainless steel, nickel-based high temperature and corrosion resistant alloys, and composites.

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

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data).

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)	2009 (as revised)	2008
Income Statement Data:
Net sales	$708,090	$501,288	$406,491	$393,241	$586,750
Operating income (loss)	47,111	24,052	13,812	(87,009)	86,730
Income (loss) before income taxes	28,832	8,463	11,571	(95,789)	87,313
Net income (loss) from continuing operations	18,440	4,194	3,260	(67,071)	55,273
Basic earnings (loss) per share — continuing operations (1)	$0.61	$0.14	$0.11	$(2.66)	$2.40
Diluted earnings (loss) per share — continuing operations (1)	$0.61	$0.14	$0.11	$(2.66)	$2.38

	December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)	2009 (as revised)	2008
Balance Sheet Data:
Working capital	$471,637	$586,471	$638,017	$388,987	$561,105
Total assets	1,252,481	1,128,420	1,111,305	854,332	1,029,203
Long-term debt	198,337	186,981	178,107	81	238,550
Total shareholders’ equity	741,535	722,093	718,261	678,914	601,934

(1)	Adjusted for retrospective application of the provisions of the earnings per share accounting guidance which became effective for the Company on January 1, 2009. For further information, see Note 6 to the Company’s Consolidated Financial Statements included in this Annual Report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated).

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

•	our ability to successfully integrate newly acquired businesses,

•	if our internal controls are not effective, investors could lose confidence in our financial reporting,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	our ability to recover significant net operating loss carry-forwards relating to our Canadian subsidiary,

•	our dependence on services that are subject to price and availability fluctuations,

•	our ability to protect our data and systems against corruption and cyber-security threats and attacks,

•	fluctuations in our income tax obligations and effective income tax rate, and

•	our ability to execute on new business awards,

•	demand for our products,

•	competition in the titanium industry,

•	the future availability and prices of raw materials,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	energy shortages or cost increases,

•	labor matters,

•	risks related to international operations,

•	our ability to attract and retain key personnel,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	potential costs for violations of applicable environmental, health, and safety laws.

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

Restatement of Previously Reported Audited Annual and Unaudited Interim Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported Consolidated Financial Statements for the year ended December 31, 2012 and revision adjustments made to the previously reported Consolidated Financial Statements for the years ended December 31, 2011 and 2010. See Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report for additional information.

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

The EP&S Segment is comprised of companies with significant hard and softmetal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and subassemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The EP&S Segment accesses the Titanium Segment as its primary source of titanium mill products. For the years ended December 31, 2012, 2011, and 2010, approximately 33%, 31%, and 26%, respectively, of the Titanium Segment’s sales were to the Engineered Products and Services Segment.

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

Executive Summary

In 2012, we generated record revenues of $708.1 million, with our EP&S Segment contributing almost half of that revenue. This performance demonstrates our continuing emergence as an integrated supplier of advanced titanium products.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2012 (as restated)	2011 (as revised)
Titanium Segment	$361.0	$337.8	$23.2	6.9%
EP&S Segment	347.1	163.5	183.6	112.3%

Total consolidated net sales	$708.1	$501.3	$206.8	41.3%

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

The increase in the EP&S Segment’s net sales was primarily attributable to our two recent acquisitions, Remmele in February 2012 and RTI Advanced Forming in November 2011, which increased net sales $144.1 million. Additionally, strong demand from our energy market and commercial aerospace customers, due to increasing oil and gas exploration and aircraft build rates, resulted in a $45.2 million and $9.7 million increase in net sales, respectively. These increases were partially offset by a decline in our military shipments for the F-15, F-22, and various helicopter programs.

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2012 and 2011 is summarized in the following table:

	Years Ended December 31,
	2012 (as restated)		2011 (as revised)
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$79.3	22.0%	$75.6	22.4%	$3.7	4.9%
EP&S Segment	60.3	17.4%	18.0	11.0%	42.3	235.0%

Total consolidated gross profit	$139.6	19.7%	$93.6	18.7%	$46.0	49.1%

Excluding the $3.0 million benefit from a duty drawback accrual reversal in 2012 and the $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Segment’s gross profit increased $1.8 million. The increase in the Titanium Segment’s gross profit was principally due to higher margin sales mix and higher volumes at our titanium service centers, driven primarily by higher commercial aerospace demand. The Titanium Segment’s gross profit was further benefited by higher sales volumes and flat average costs per pound at $13.99. These improvements were partially offset by lower average realized selling prices and the impact of the electrical transformer fire at our Canton, Ohio facility, which collectively reduced gross profit by $2.1 million.

The increase in the EP&S Segment’s gross profit was primarily attributable to our two recent acquisitions, which benefited gross profit $25.0 million. Additionally, the incremental margins on increased sales volumes for the energy market and commercial aerospace customers, due to increasing oil and gas exploration and aircraft build rates, resulted in an $17.3 million increase in gross profit.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,
	2012		2011
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$38.1	10.6%	$37.5	11.1%	$0.6	1.6%
EP&S Segment	49.9	14.4%	30.2	18.5%	19.7	65.2%

Total consolidated SG&A	$88.0	12.4%	$67.7	13.5%	$20.3	30.0%

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

Asset and Asset-related Charges (Income).    Asset and asset-related charges (income) for the years ended December 31, 2012 and 2011 were $0.4 million and $(1.5) million, respectively. In 2012, these charges related to the impairment of assets destroyed in a fire in an electrical transformer at our Canton, Ohio facility in September, net of related insurance recoveries. In 2011, asset and asset-related charges (income) consisted of favorable settlements related to the accrued contractual commitments associated with our indefinitely delayed titanium sponge plant, offset in part by the write-down of sponge plant-related assets related to these settlements as our contractors were able to return certain assets to their vendors for refunds.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the years ended December 31, 2012 and 2011 is summarized in the following table:

	Years Ended December 31,
	2012 (as restated)		2011 (as revised)
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$38.7	10.7%	$36.7	10.9%	$2.0	5.4%
EP&S Segment	8.4	2.4%	(12.6)	(7.7)%	21.0	166.7%

Total consolidated operating income	$47.1	6.7%	$24.1	4.8%	$23.0	95.4%

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

Interest expense was $17.9 million and $16.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in interest expense is partially attributable to our new capitalized leases, which accounted for $0.2 million of interest expense in 2012, and increased principal accretion on our 3.0% Convertible Senior Notes (the “Notes”) due December 2015. Included in interest expense for the years ended December 31, 2012 and 2011, is $9.7 million and $8.9 million, respectively, of debt discount amortization and $1.1 million of debt issuance cost amortization, for each period, associated with the Notes.

Provision for (Benefit from) Income Tax (as restated).    We recognized income tax expense of $10.4 million, or 36.0% of pretax income in 2012, compared to $4.3 million, or 50.4% of pretax income in 2011, for federal, state, and foreign income taxes. Our effective income tax rate decreased 14.4 percentage points from 2011, principally due to the effects of adjustments to prior year income taxes and the higher level of pretax income in 2012.

Adjustments to prior years’ income taxes accounted for 15.1 percentage points of the decrease. Non-deductible acquisition costs and compensation together with other miscellaneous items contributed to another 11.8 percentage point reduction. These reductions were partially offset by the effects of foreign operations and state taxes which increased the rate by 12.6 percentage points.

Reconciliation of the 2011 effective income tax rate to the 2012 effective income tax rate:

2011 effective income tax rate	50.4%
Changes in effective income tax rate:
Effects of foreign operations	8.7
State taxes	3.9
Adjustments to prior years’ income taxes	(15.1)
Non-deductible acquisition costs/officer compensation	(7.5)
Other	(4.4)

2012 effective income tax rate	36.0%

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

This increase in the EP&S Segment’s net sales was principally due to increased demand in the commercial aerospace market, led by the Boeing 787 Dreamliner® program, which increased net sales by $24.7 million. Additionally, net sales to our military customers increased $0.6 million due to strong demand from the F-15, F-18, and various helicopter programs. The EP&S Segment also benefited from the acquisition of RTI Advanced Forming, Ltd. in November 2011 which increased net sales by $2.1 million. These increases were partially offset by a decrease in sales to our energy market customers of $10.3 million, principally due to the slowdown in drilling permitting in the Gulf of Mexico during 2011 and the delivery of several engineered components supporting the containment of the oil spill in the Gulf of Mexico in 2010.

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

Duty Drawback Investigation

As previously disclosed, we had been subject to investigation by U.S. Customs since 2007 relating to $7.6 million of historic claims filed in connection with a duty recapture program. As part of this program, we utilized an authorized agent to recapture duty paid on imported titanium sponge as an offset against exports for our own or customer products shipped outside the United States. We had recorded a contingent liability of $9.5 million as our best estimate of probable loss in connection with the investigation, and repaid $6.7 million to U.S. Customs through the end of 2011 for invalid claims.

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

The financial covenants and ratios under our Credit Agreement are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.63 at December 31, 2012. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 13.95 at December 31, 2012. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

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

Backlog.    Our order backlog for all markets was approximately $545 million as of December 31, 2012, compared to $462 million at December 31, 2011. Of the backlog at December 31, 2012, approximately $504 million is likely to be realized during 2013. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with GAAP. These principles require management to make estimates and assumptions that have a material impact on the amounts recorded for assets and liabilities and resulting revenue and expenses. Management estimates are based on historical evidence and other available information, which in management’s opinion provide the most reasonable and likely result under the current facts and circumstances. Under different facts and circumstances expected results may differ materially from the facts and circumstances applied by management.

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

Inventories.    Inventories are valued at cost as determined by the last-in, first out (“LIFO”), first-in, first-out (“FIFO”), and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. At December 31, 2012 and 2011, respectively 55% and 60% of our inventory was valued utilizing the LIFO costing methodology. The remaining inventories are valued at cost determined by a combination of the FIFO and weighted-average cost methods.

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

During our annual qualitative assessment performed as of October 1, 2012, the following key factors were considered:

•

We have a strong backlog and rely heavily on long-term contracts and pricing which extends out over the next decade. We currently have long-term agreements in place with both Boeing and Airbus, both of whom currently have a production backlog of approximately seven years and are ramping up aircraft production to meet current demand.

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

The FASB’s authoritative guidance requires us to balance the negative evidence of recent losses against the positive evidence supporting the net operating loss carry-forwards. The FASB’s authoritative guidance further indicates that cumulative losses in recent years constitute significant negative evidence, which is difficult to overcome, that tax loss carry-forwards should be impaired. In our judgment, for the reasons identified above, the positive evidence of our firm contract, the backlog of orders for the signature aircraft, and the ongoing ramp-up to full-rate production, significantly mitigate the effect of the cumulative losses and which, on an aggregate basis as of December 31, 2012, are more likely than not sufficient to support the realization of our Canadian net deferred tax asset of $33.3 million. This conclusion is currently under discussion with the Staff of the Securities and Exchange Commission. We will continue to regularly review the assumptions underlying this assessment and, to the extent necessary, make adjustments in future periods.

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

The discount rate is a significant factor in determining the amounts reported. A change of one-quarter of a percentage point in the discount rate of 4.10% used at December 31, 2012 would have the following effect on the defined benefit plans:

	–.25%	+.25%
Effect on total projected benefit obligation (PBO) (in millions)	$4.3	$(4.3)
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)

A a change of one-quarter of a percentage point in the discount rate of 4.10% used at December 31, 2012 would have the following effect on the postretirement medical plan:

	–.25%	+.25%
Effect on total net periodic benefit cost (in millions)	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation (in millions)	$1.3	$(1.3)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an expected rate of return of 7.5% in both 2012 and 2011. A change of one-quarter of a percentage point in the expected rate of return would have the following effect on the defined benefit plans:

	–.25%	+.25%
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)

A change of one percentage point in the trend rate of 6.78% used at December 31, 2012 would have the following effect on the postretirement medical plan:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

RTI International Metals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we originally concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management subsequently determined that material weaknesses in internal control over financial reporting related to (i) revenue under percentage of completion accounting, (ii) the risk assessment process, (iii) acquisition purchase accounting, (iv) financial reporting controls at a recently acquired business and (v) the annual goodwill impairment analysis existed as of that date. Accordingly, management’s report was restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our original report. In addition, management has determined that the second restatement described in Note 2 to the consolidated financial statements was an additional effect of the revenue under percentage of completion accounting material weakness described in (i) above, Accordingly, the second restatement did not affect management’s conclusion or our opinion on internal control over financial reporting. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) revenue under percentage of completion accounting, (ii) the risk assessment process, (iii) acquisition purchase accounting, (iv) financial reporting controls at a recently acquired business and (v) the annual goodwill impairment analysis existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s report on internal control over financial reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Pittsburgh, Pennsylvania

February 22, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 3 and the change in the composition of reportable segments discussed in Note 13, and except for the effects of the first restatement discussed in Note 2 to the consolidated financial statements and the reevaluation of the effectiveness of internal control over financial reporting and change in conclusion described in the second paragraph of Management’s report on internal control over financial reporting, as to which the date is September 24, 2013, and except for the effects of the second restatement discussed in Note 2 to the consolidated financial statements and the additional effect of the material weakness in revenue recognition described in the second paragraph of Management’s report on internal control over financial reporting, as to which the date is November 12, 2013

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Net sales	$708,090	$501,288	$406,491
Cost and expenses:
Cost of sales	568,462	407,660	334,126
Selling, general, and administrative expenses	87,986	67,685	60,309
Research, technical, and product development expenses	4,164	3,392	3,256
Asset and asset-related charges (income)	367	(1,501)	(5,012)

Operating income	47,111	24,052	13,812
Other income (expense), net	(501)	56	(622)
Interest income	148	1,151	492
Interest expense	(17,926)	(16,796)	(2,111)

Income before income taxes	28,832	8,463	11,571
Provision for income taxes	10,392	4,269	8,311

Net income attributable to continuing operations	$18,440	$4,194	$3,260

Net income attributable to discontinued operations	1,700	1,838	310

Net income	$20,140	$6,032	$3,570

Earnings per share attributable to continuing operations:
Basic	$0.61	$0.14	$0.11

Diluted	$0.61	$0.14	$0.11

Earnings per share attributable to discontinued operations:
Basic	$0.06	$0.06	$0.01

Diluted	$0.06	$0.06	$0.01

Weighted-average shares outstanding:
Basic	30,127,275	30,017,677	29,916,465

Diluted	30,257,688	30,257,185	30,145,099

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Net income	$20,140	$6,032	$3,570
Other comprehensive income (loss):
Foreign currency translation, net of tax of $1,567, $(1,101) and $3,222	2,558	(1,876)	5,981
Unrealized gain (loss) on investments, net of tax of $0, $(19), and $(8)	—	(35)	(15)
Realized loss on investments net of tax of $4, $0, and $0	8	—	—
Benefit plan amortization, net of tax of $(4,921), $(2,861), and $(2,552)	(8,077)	(4,963)	(4,740)

Other comprehensive income (loss), net of tax	(5,511)	(6,874)	1,226

Comprehensive income (loss)	$14,629	$(842)	$4,796

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012 (as restated)	2011 (as revised)
ASSETS
Current assets:
Cash and cash equivalents	$97,190	$156,842
Short-term investments	—	164,255
Receivables, less allowance for doubtful accounts of $722 and $847	105,317	86,428
Inventories, net	385,116	259,852
Costs in excess of billings	2,260	400
Deferred income taxes	31,380	19,041
Assets of discontinued operations	14,741	16,083
Other current assets	11,270	10,222

Total current assets	647,274	713,123
Property, plant, and equipment, net	375,949	289,375
Marketable securities	—	12,683
Goodwill	130,610	54,483
Other intangible assets, net	56,495	22,576
Deferred income taxes	33,287	27,424
Other noncurrent assets	8,866	8,756

Total assets	$1,252,481	$1,128,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,661	$55,820
Accrued wages and other employee costs	34,096	26,787
Unearned revenues	24,998	19,716
Liabilities of discontinued operations	2,332	4,244
Other accrued liabilities	22,550	20,085

Total current liabilities	175,637	126,652
Long-term debt	198,337	186,981
Liability for post-retirement benefits	45,066	41,388
Liability for pension benefits	20,711	20,830
Deferred income taxes	46,384	13,606
Unearned revenues	13,013	8,115
Other noncurrent liabilities	11,798	8,755

Total liabilities	510,946	406,327

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,136,899 and 30,948,209 shares issued; 30,354,324 and 30,198,780 shares outstanding	311	309
Additional paid-in capital	484,798	479,245
Treasury stock, at cost; 782,575 and 749,249 shares	(18,399)	(17,657)
Accumulated other comprehensive loss	(44,722)	(39,211)
Retained earnings	319,547	299,407

Total shareholders’ equity	741,535	722,093

Total liabilities and shareholders’ equity	$1,252,481	$1,128,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
OPERATING ACTIVITIES:
Net income	$20,140	$6,032	$3,570
Adjustment for non-cash items:
Depreciation and amortization	41,170	22,488	22,111
Asset and asset-related charges (income)	367	(597)	(2,738)
Deferred income taxes, net	1,433	8,097	16,124
Stock-based compensation	4,797	4,599	3,847
Excess tax benefits from stock-based compensation activity	(196)	(302)	(380)
(Gain) loss on disposal of property, plant, and equipment, net	(4)	70	(1,362)
Amortization of debt issuance costs	1,403	1,471	762
Amortization of discount on long-term debt	9,683	8,900	393
Amortization of premiums paid for short-term investments and marketable securities, net	—	2,012	—
Bad debt expense	67	135	193
Changes in assets and liabilities:
Receivables	(1,818)	(32,440)	7,235
Inventories	(103,380)	3,810	(3,708)
Accounts payable	32,133	6,271	2,126
Income taxes payable	3,767	67	223
Unearned revenue	9,193	(2,606)	12,029
Costs in excess of billings	(1,860)	(300)	(85)
Liability for pension benefits	(12,295)	(22,066)	1,618
Other current assets and liabilities, net	(3,479)	5,217	16,376
Other noncurrent assets and liabilities, net	6,945	3,977	(3,126)

Cash provided by operating activities	8,066	14,835	75,208

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(182,811)	(35,812)	—
Maturity/sale of investments	180,808	149,411	45,000
Capital expenditures	(61,538)	(38,845)	(28,632)
Purchase of investments	(4,037)	(309,820)	(234)
Proceeds from disposal of property, plant, and equipment	10	20	4,011

Cash provided by (used in) investing activities	(67,568)	(235,046)	20,145

FINANCING ACTIVITIES:
Proceeds from employee stock activity	729	367	1,096
Excess tax benefits from stock-based compensation activity	196	302	380
Purchase of common stock held in treasury	(742)	(294)	(367)
Borrowings on long-term debt	—	—	230,000
Repayments on long-term debt	(758)	(25)	(37)
Financing fees	(823)	—	(7,249)

Cash provided by (used in) financing activities	(1,398)	350	223,823
Effect of exchange rate changes on cash and cash equivalents	1,248	(248)	1,559

Increase (decrease) in cash and cash equivalents	(59,652)	(220,109)	320,735
Cash and cash equivalents at beginning of period	156,842	376,951	56,216

Cash and cash equivalents at end of period	$97,190	$156,842	$376,951

Supplemental cash flow information:
Cash paid for interest	$7,496	$7,148	$588

Cash paid (refund received) for income taxes	$5,333	$(10,191)	$(8,141)

Non-cash investing and financing activities:
Issuance of common stock for restricted stock awards	$2,028	$1,985	$1,712

Capital leases	$575	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(In thousands, except share and per share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at December 31, 2009 (as revised)	30,010,998	$307	$439,361	$(16,996)	$289,805	$(33,563)	$678,914
Net income (as revised)	—	—	—	—	3,570	—	3,570
Other comprehensive income	—	—	—	—	—	1,226	1,226
Shares issued for directors’ compensation	16,763	—	—	—	—	—	—
Shares issued for restricted stock award plans	49,770	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	3,847	—	—	—	3,847
Treasury stock purchased at cost	(14,053)	—	—	(367)	—	—	(367)
Exercise of employee options	62,757	1	1,096	—	—	—	1,097
Forfeiture of restricted stock awards	(7,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	54	—	—	—	54
Shares issued for employee stock purchase plan	5,084	—	131	—	—	—	131
Equity component of convertible debt, net of deferred taxes	—	—	29,788	—	—	—	29,788

Balance at December 31, 2010 (as revised)	30,123,519	$309	$474,277	$(17,363)	$293,375	$(32,337)	$718,261
Net income (as revised)	—	—	—	—	6,032	—	6,032
Other comprehensive loss	—	—	—	—	—	(6,874)	(6,874)
Shares issued for directors’ compensation	14,273	—	—	—	—	—	—
Shares issued for restricted stock award plans	54,665	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	4,599	—	—	—	4,599
Treasury stock purchased at cost	(10,423)	—	—	(294)	—	—	(294)
Exercise of employee options	13,653	—	178	—	—	—	178
Forfeiture of restricted stock awards	(3,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	2	—	—	—	2
Shares issued for employee stock purchase plan	6,893	—	189	—	—	—	189

Balance at December 31, 2011 (as revised)	30,198,780	$309	$479,245	$(17,657)	$299,407	$(39,211)	$722,093
Net income (as restated)	—	—	—	—	20,140	—	20,140
Other comprehensive loss	—	—	—	—	—	(5,511)	(5,511)
Shares issued for directors’ compensation	26,153	—	—	—	—	—	—
Shares issued for restricted stock award plans	56,173	1	—	—	—	—	1
Shares issued for performance award plans	54,315	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,797	—	—	—	4,797
Treasury stock purchased at cost	(29,946)	—	—	(742)	—	—	(742)
Exercise of employee options	41,422	—	494	—	—	—	494
Forfeiture of restricted stock awards	(3,200)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	27	—	—	—	27
Shares issued for employee stock purchase plan	10,627	—	235	—	—	—	235

Balance at December 31, 2012 (as restated)	30,354,324	$311	$484,798	$(18,399)	$319,547	$(44,722)	$741,535

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

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Texas; Sullivan, Missouri; Washington, Missouri; Laval, Canada; and Welwyn Garden City, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and subassemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Engineered Products and Services Segment utilizes the Titanium Segment as its primary source of titanium mill products.

Note 2—RESTATEMENTS AND REVISIONS:

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 19, 2013 and the Company’s first Amended Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed on September 24, 2013 (“Amendment No. 1”), the Company historically recognized revenues for certain of its long-term contracts upon the delivery of products or the performance of services. In July 2013, the Company undertook a review of these contracts, and determined that for certain of these contracts this treatment was incorrect, and a project-based accounting model would be more appropriate. As such, the Company filed Amendment No. 1 on September 24, 2013 to correctly present the Consolidated Financial Statements as if these contracts were accounted for using the percentage-of-completion accounting model under Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, as well as other related adjustments. ASC 605-35 requires that management continually update estimates of projected revenues and costs for each contract to determine the appropriate amount of revenue and costs to recognize in each period. For certain contracts, since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates are not available for historical periods and it is not practicable to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when the Company believed it would have been able to estimate its remaining revenues and costs at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered.

In connection with the preparation of Amendment No. 1, multiple spreadsheets had been created and used to calculate the historic revenue and costs of goods sold under the contracts requiring application of the percentage-of-completion methodology under ASC 605-35. During the Company’s third quarter closing process, the Company determined that one of these spreadsheets inadvertently contained computational errors resulting in an inaccurate calculation of the revenues and costs of sales for these contracts. These errors resulted in an overstatement of net sales and operating income for the year ended December 31, 2012 by $1,464 and $1,533, respectively, as compared to the amounts set forth in Amendment No. 1. In addition, when combined with the errors in Amendment No. 1, the total of these errors resulted in an overstatement of net sales and operating income from the amounts set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed on February 22, 2013, by $897 and $5,297. In light of these computational errors, the Company is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”). The Company also made immaterial corrections associated with its acquisition of its RTI Remmele Engineering and RTI Remmele Medical subsidiaries which increased current deferred tax assets $192, while decreasing goodwill and non-current deferred tax liabilities by $5,260 and $5,068, respectively. Previously restated or revised figures for the years ended December 31, 2011 and 2010, and the related interim periods have not been adjusted in conjunction with the filing of this Amendment as effects on these periods were immaterial.

The effects of this Amendment on the Consolidated Financial Statements as previously filed for the year ended December 31, 2012, the revisions to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010 and the impact of recasting the restated or revised amounts for the respective periods for the disposition of RTI Pierce Spafford in April 2013 are presented below. Columns labeled “First Restatement Adjustment” or “Revision Adjustment” represent the effect of the restatement or revision as set forth in Amendment No. 1, while columns labeled “Second Restatement Adjustment” refer to the effect of the correction of the errors discussed above. The “Second Restatement Adjustment” columns represent the reconciling difference between this Amendment and Amendment No. 1.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Year Ended December 31, 2012
	Previously Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Consolidated Statement of Operations
Net sales	$738,608	$567	$(1,464)	$737,711	$(29,621)	$708,090
Cost of sales	588,077	4,331	69	592,477	(24,015)	568,462
Operating Income	55,030	(3,764)	(1,533)	49,733	(2,622)	47,111
Income before income taxes	36,768	(3,764)	(1,533)	31,471	(2,639)	28,832
Provision for (benefit from) income taxes	13,253	(1,366)	(556)	11,331	(939)	10,392
Net income attributable to continuing operations	23,515	(2,398)	(977)	20,140	(1,700)	18,440
Net income attributable to discontinued operations, net of tax	—	—	—	—	1,700	1,700
Net income	23,515	(2,398)	(977)	20,140	—	20,140
Earnings per share attributable to continuing operations:
Basic	$0.78	$(0.08)	$(0.03)	$0.66	$(0.06)	$0.61
Diluted	$0.77	$(0.08)	$(0.03)	$0.66	$(0.06)	$0.61
Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.06	$0.06
Diluted	$—	$—	$—	$—	$0.06	$0.06

	Year Ended December 31, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Consolidated Statement of Operations
Net sales	$529,679	$1,750	$531,429	$(30,141)	$501,288
Cost of sales	429,007	2,559	431,566	(23,906)	407,660
Operating income	27,761	(809)	26,952	(2,900)	24,052
Income before income taxes	12,135	(809)	11,326	(2,863)	8,463
Provision for income taxes	5,583	(289)	5,294	(1,025)	4,269
Net income attributable to continuing operations	6,552	(520)	6,032	(1,838)	4,194
Net income attributable to discontinued operations, net of tax	—	—	—	1,838	1,838
Net income	6,552	(520)	6,032	—	6,032
Earnings per share attributable to continuing operations:
Basic	$0.22	$(0.02)	$0.20	$(0.06)	$0.14
Diluted	$0.22	$(0.02)	$0.20	$(0.06)	$0.14
Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.06	$0.06
Diluted	$—	$—	$—	$0.06	$0.06

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Year Ended December 31, 2010
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Consolidated Statement of Operations
Net Sales	$431,793	$(3,571)	$428,222	$(21,731)	$406,491
Cost of sales	355,908	(3,809)	352,099	(17,973)	334,126
Operating income	14,061	238	14,299	(487)	13,812
Income before income taxes	11,820	238	12,058	(487)	11,571
Provision for income taxes	8,403	85	8,488	(177)	8,311
Net income attributable to continuing operations	3,417	153	3,570	(310)	3,260
Net income attributable to discontinued operations, net of tax	—	—	—	310	310
Net income	3,417	153	3,570	—	3,570
Earnings per share attributable to continuing operations:
Basic	$0.11	0.01	$0.12	$(0.01)	$0.11
Diluted	$0.11	$0.01	$0.12	$(0.01)	$0.11
Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01
Diluted	$—	$—	$—	$0.01	$0.01

	December 31, 2012
Consolidated Balance Sheets	Previously Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Receivables	$108,767	$—	$(1,261)	$107,506	$(2,189)	$105,317
Inventories, net	405,289	(5,208)	(3,841)	396,240	(11,124)	385,116
Costs in excess of billings	—	1,841	419	2,260	—	2,260
Deferred income taxes	28,899	1,733	748	31,380	—	31,380
Assets of discontinued operations	—	—	—	—	14,741	14,741
Other current assets	10,709	561	—	11,270	—	11,270
Total current assets	650,854	(1,073)	(3,935)	645,846	1,428	647,274
Property, plant and equipment, net	375,996	—	—	375,996	(47)	375,949
Goodwill	137,251	—	(5,260)	131,991	(1,381)	130,610
Other noncurrent assets	5,844	3,022	—	8,866	—	8,866
Total assets	1,259,727	1,949	(9,195)	1,252,481	—	1,252,481
Accounts payable	93,656	—	—	93,656	(1,995)	91,661
Accrued wages and other employment costs	34,433	—	—	34,433	(337)	34,096
Unearned revenues	26,164	1,984	(3,150)	24,998	—	24,998
Liabilities of discontinued operations	—	—	—	—	2,332	2,332
Total current liabilities	176,803	1,984	(3,150)	175,637	—	175,637
Deferred income taxes	51,452	—	(5,068)	46,384	—	46,384
Unearned revenues	9,991	3,022	—	13,013	—	13,013
Total liabilities	514,158	5,006	(8,218)	510,946	—	510,946
Retained earnings	323,581	(3,057)	(977)	319,547	—	319,547
Total shareholders’ equity	745,569	(3,057)	(977)	741,535	—	741,535
Total liabilities and shareholders’ equity	1,259,727	1,949	(9,195)	1,252,481	—	1,252,481

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	At December 31, 2011
	Previously Reported	Revision Adjustment	As Revised	Discontinued Operations	Currently Reported
Consolidated Balance Sheet
Receivables, net	$89,359	$—	$89,359	$(2,931)	$86,428
Inventories, net	275,059	(3,495)	271,564	(11,712)	259,852
Costs in excess of billings	—	400	400	—	400
Deferred income taxes	18,674	367	19,041	—	19,041
Other current assets	9,932	290	10,222	—	10,222
Assets of discontinued operations	—	—	—	16,083	16,083
Total current assets	714,121	(2,438)	711,683	1,440	713,123
Property, plant, and equipment, net	289,434	—	289,434	(59)	289,375
Goodwill	55,864	—	55,864	(1,381)	54,483
Other noncurrent assets	5,173	3,583	8,756	—	8,756
Total assets	1,127,275	1,145	1,128,420	—	1,128,420
Accounts payable	59,591	—	59,591	(3,771)	55,820
Accrued wages and other employee costs	27,260	—	27,260	(473)	26,787
Liabilities of discontinued operations	—	—	—	4,244	4,244
Unearned revenues — current	21,495	(1,779)	19,716	—	19,716
Total current liabilities	128,431	(1,779)	126,652	—	126,652
Unearned revenues — noncurrent	4,532	3,583	8,115	—	8,115
Total liabilities	404,523	1,804	406,327	—	406,327
Retained earnings	300,066	(659)	299,407	—	299,407
Total shareholders’ equity	722,752	(659)	722,093	—	722,093
Total liabilities and shareholders’ equity	1,127,275	1,145	1,128,420	—	1,128,420

	Year Ended December 31, 2012
	Previously Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected
Consolidated Statements of Cash Flow (1)
Operating Activities:
Net income	$23,515	$(2,398)	$(977)	$20,140
Adjustment for non-cash items included in net income:
Deferred income taxes	3,355	(1,366)	(556)	1,433
Changes in assets and liabilities:
Receivables	(3,079)	—	1,261	(1,818)
Inventories	(108,934)	1,713	3,841	(103,380)
Unearned revenue	9,141	3,202	(3,150)	9,193
Billings in excess of costs/cost in excess of billings	—	(1,441)	(419)	(1,860)
Other current assets and liabilities	(3,016)	(271)	(192)	(3,479)
Other noncurrent assets and liabilities	6,192	561	192	6,945

(1)	The Company does not present cash flows from discontinued operations, consistent with ASC 230, Statement of Cash Flows.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Year Ended December 31, 2011
	Previously Reported	Revision Adjustment	As Revised
Consolidated Statement of Cash Flows (1)
Operating activities:
Net income	$6,552	$(520)	$6,032
Adjustment for non-cash items included in net income:
Deferred income taxes	8,386	(289)	8,097
Changes in assets and liabilities:
Inventories	160	3,650	3,810
Unearned revenue	180	(2,786)	(2,606)
Cost in excess of billings	—	(300)	(300)
Other current assets and liabilities	5,262	(45)	5,217
Other noncurrent assets and liabilities	3,687	290	3,977

	Year Ended December 31, 2010
	Previously Reported	Revision Adjustment	As Revised
Consolidated Statement of Cash Flows (1)
Operating activities:
Net income	$3,417	$153	$3,570
Adjustment for non-cash items included in net income:
Deferred income taxes	16,039	85	16,124
Changes in assets and liabilities:
Inventories	(2,972)	(736)	(3,708)
Unearned revenue	7,328	4,701	12,029
Cost in excess of billings	—	(85)	(85)
Other current assets and liabilities	16,621	(245)	16,376
Other noncurrent assets and liabilities	747	(3,873)	(3,126)

(1)	The Company does not present cash flows from discontinued operations, consistent with ASC 230, Statement of Cash Flows.

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

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$162,850	$(810)	$311	$162,351	$(8,281)	$154,070
Cost and expenses:
Cost of sales	127,145	897	121	128,163	(6,600)	121,563
Selling, general, and administrative expenses	21,622	—	—	21,622	(789)	20,833
Research, technical, and product development expenses	1,065	—	—	1,065	—	1,065

Operating income	13,018	(1,707)	190	11,501	(892)	10,609
Other income, net	(268)	—	—	(268)	—	(268)
Interest income	82	—	—	82	—	82
Interest expense	(4,278)	—	—	(4,278)	—	(4,278)

Income before income taxes	8,554	(1,707)	190	7,037	(892)	6,145
Provision for (benefit from) income taxes	2,929	(586)	65	2,408	(321)	2,087

Net income attributable to continuing operations	5,625	(1,121)	125	4,629	(571)	4,058

Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	571	571

Net income	$5,625	$(1,121)	$125	$4,629	$—	$4,629

Earnings per share attributable to continuing operations:
Basic	$0.19	$(0.04)	$—	$0.15	$(0.02)	$0.13

Diluted	$0.19	$(0.04)	$—	$0.15	$(0.02)	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$—	$0.02	$0.02

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$190,277	$1,971	$182	$192,430	$(7,968)	$184,462
Cost and expenses:
Cost of sales	153,781	2,997	136	156,914	(6,471)	150,443
Selling, general, and administrative expenses	23,458	—	—	23,458	(780)	22,678
Research, technical, and product development expenses	1,104	—	—	1,104	—	1,104

Operating income	11,934	(1,026)	46	10,954	(717)	10,237
Other income, net	570	—	—	570	—	570
Interest income	33	—	—	33	—	33
Interest expense	(4,209)	—	—	(4,209)	—	(4,209)

Income before income taxes	8,328	(1,026)	46	7,348	(717)	6,631
Provision for (benefit from) income taxes	3,165	(382)	19	2,802	(264)	2,538

Net income attributable to continuing operations	5,163	(644)	27	4,546	(453)	4,093

Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	453	453

Net income	$5,163	$(644)	$27	$4,546	$—	$4,546

Earnings per share attributable to continuing operations:
Basic	$0.17	$(0.02)	$—	$0.15	$(0.01)	$0.14

Diluted	$0.17	$(0.02)	$—	$0.15	$(0.01)	$0.13

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$—	$0.01	$0.01

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$353,127	$1,161	$493	$354,781	$(16,249)	$338,532
Cost and expenses:
Cost of sales	280,926	3,894	257	285,077	(13,071)	272,006
Selling, general, and administrative expenses	45,080	—	—	45,080	(1,569)	43,511
Research, technical, and product development expenses	2,169	—	—	2,169	—	2,169

Operating income	24,952	(2,733)	236	22,455	(1,609)	20,846
Other income, net	302	—	—	302	—	302
Interest income	115	—	—	115	—	115
Interest expense	(8,487)	—	—	(8,487)	—	(8,487)

Income before income taxes	16,882	(2,733)	236	14,385	(1,609)	12,776
Provision for (benefit from) income taxes	6,094	(968)	84	5,210	(585)	4,625

Net income attributable to continuing operations	10,788	(1,765)	152	9,175	(1,024)	8,151
Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	1,024	1,024

Net income	$10,788	$(1,765)	$152	$9,175	$—	$9,175

Earnings per share attributable to continuing operations:
Basic	$0.36	$(0.06)	$0.01	$0.30	$(0.03)	$0.27

Diluted	$0.36	$(0.06)	$0.01	$0.30	$(0.03)	$0.27

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.03	$0.03

Diluted	$—	$—	$—	$—	$0.03	$0.03

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$189,075	$439	$259	$189,773	$(7,228)	$182,545
Cost and expenses:
Cost of sales	151,128	3,689	19	154,836	(5,941)	148,895
Selling, general, and administrative expenses	22,434	—	—	22,434	(709)	21,725
Research, technical, and product development expenses	1,012	—	—	1,012	—	1,012
Asset and asset-related charges	1,617	—	—	1,617	—	1,617

Operating income	12,884	(3,250)	240	9,874	(578)	9,296
Other income, net	32	—	—	32	(16)	16
Interest income	18	—	—	18	—	18
Interest expense	(4,708)	—	—	(4,708)	—	(4,708)

Income before income taxes	8,226	(3,250)	240	5,216	(594)	4,622
Provision for (benefit from) income taxes	2,601	(1,049)	76	1,628	(205)	1,423

Net income attributable to continuing operations	5,625	(2,201)	164	3,588	(389)	3,199
Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	389	389

Net income	$5,625	$(2,201)	$164	$3,588	—	$3,588

Earnings per share attributable to continuing operations:
Basic	$0.19	$(0.07)	$0.01	$0.12	$(0.01)	$0.11

Diluted	$0.19	$(0.07)	$0.01	$0.12	$(0.01)	$0.11

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$—	$0.01	$0.01

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$542,202	$1,600	$752	$544,554	$(23,477)	$521,077
Cost and expenses:
Cost of sales	432,054	7,583	276	439,913	(19,012)	420,901
Selling, general, and administrative expenses	67,514	—	—	67,514	(2,278)	65,236
Research, technical, and product development expenses	3,181	—	—	3,181	—	3,181
Asset and asset-related charges	1,617	—	—	1,617	—	1,617

Operating income	37,836	(5,983)	476	32,329	(2,187)	30,142
Other income, net	334	—	—	334	(16)	318
Interest income	133	—	—	133	—	133
Interest expense	(13,195)	—	—	(13,195)	—	(13,195)

Income before income taxes	25,108	(5,983)	476	19,601	(2,203)	17,398
Provision for (benefit from) income taxes	8,695	(2,017)	160	6,838	(790)	6,048

Net income attributable to continuing operations	16,413	(3,966)	316	12,763	(1,413)	11,350
Net income (loss) attributable to discontinued operations, net of tax	—	—	—	—	1,413	1,413

Net income	$16,413	$(3,966)	$316	$12,763	$—	$12,763

Earnings per share attributable to continuing operations:
Basic	$0.54	$(0.13)	$0.01	$0.42	$(0.05)	$0.37

Diluted	$0.54	$(0.13)	$0.01	$0.42	$(0.05)	$0.37

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$0.05	$0.05

Diluted	$—	$—	$—	$—	$0.05	$0.05

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2011
	Previously Reported	First Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$120,850	$(1,139)	$119,711	$(7,911)	$111,800
Cost and expenses:
Cost of sales	94,845	(58)	94,787	(6,299)	88,488
Selling, general and administrative expenses	17,458	—	17,458	(907)	16,551
Research, technical, and product development expenses	632	—	632	—	632
Asset and asset-related charges	(1,501)	—	(1,501)	—	(1,501)

Operating income	9,416	(1,081)	8,335	(705)	7,630
Other income, net	(569)	—	(569)	47	(522)
Interest income	225	—	225	—	225
Interest expense	(4,300)	—	(4,300)	—	(4,300)

Income before income taxes	4,772	(1,081)	3,691	(658)	3,033
Provision for income taxes	2,430	(658)	1,772	(236)	1,536

Net income attributable to continuing operations	2,342	(423)	1,919	(422)	1,497
Net income attributable to discontinued operations, net of tax	—	—	—	422	422

Net income	$2,342	$(423)	$1,919	$—	$1,919

Earnings per share attributable to continuing operations:
Basic	$0.08	$(0.01)	$0.06	$(0.01)	$0.05

Diluted	$0.08	$(0.01)	$0.06	$(0.01)	$0.05

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.01	$0.01

Diluted	$—	$—	$—	$0.01	$0.01

The information in the table above is unchanged from Amendment No. 1.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2011
	Previously Reported	First Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$123,213	$2,900	$126,113	$(8,106)	$118,007
Cost and expenses:
Cost of sales	98,624	1,536	100,160	(6,336)	93,824
Selling, general and administrative expenses	17,618	—	17,618	(807)	16,811
Research, technical, and product development expenses	890	—	890	—	890

Operating income	6,081	1,364	7,445	(963)	6,482
Other income, net	133	—	133	—	133
Interest income	355	—	355	—	355
Interest expense	(4,250)	—	(4,250)	—	(4,250)

Income before income taxes	2,319	1,364	3,683	(963)	2,720
Provision for income taxes	191	757	948	(345)	603

Net income attributable to continuing operations	2,128	607	2,735	(618)	2,117
Net income attributable to discontinued operations, net of tax	—	—	—	618	618

Net income	$2,128	$607	$2,735	$—	$2,735

Earnings per share attributable to continuing operations:
Basic	$0.07	$0.02	$0.09	$(0.02)	$0.07

Diluted	$0.07	$0.02	$0.09	$(0.02)	$0.07

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$0.02	$0.02

Diluted	$—	$—	$—	$0.02	$0.02

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Current assets:
Cash and cash equivalents	$117,872	$—	$—	$117,872	$—	$117,872
Receivables, less allowance for doubtful accounts of $936	107,177	—	—	107,177	(4,014)	103,163
Inventories, net	327,922	(5,073)	(2,097)	320,752	(13,125)	307,627
Costs in excess of billings	—	4	1	5	—	5
Deferred income taxes	19,395	953	127	20,475	—	20,475
Assets of discontinued operations	—	—	—	—	18,598	18,598
Other current assets	10,975	316	—	11,291	(22)	11,269

Total current assets	583,341	(3,800)	(1,969)	577,572	1,437	579,009
Property, plant, and equipment, net	361,520	—	—	361,520	(56)	361,464
Marketable securities	—	—	—	—	—	—
Goodwill	140,236	—	(5,260)	134,976	(1,381)	133,595
Other intangible assets, net	59,527	—	—	59,527	—	59,527
Deferred income taxes	29,111	—	—	29,111	—	29,111
Other noncurrent assets	4,972	3,504	—	8,476	—	8,476

Total assets	$1,178,707	$(296)	$(7,229)	$1,171,182	$—	$1,171,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,463	$—	$—	$68,463	$(3,626)	$64,837
Accrued wages and other employee costs	19,878	—	—	19,878	(188)	19,690
Unearned revenues	40,889	(2,020)	(2,286)	36,583	—	36,583
Liabilities of discontinued operations	—	—	—	—	3,879	3,879
Other accrued liabilities	21,833	—	—	21,833	(65)	21,768

Total current liabilities	151,063	(2,020)	(2,286)	146,757	—	146,757
Long-term debt	191,189	—	—	191,189	—	191,189
Liability for post-retirement benefits	41,806	—	—	41,806	—	41,806
Liability for pension benefits	15,097	—	—	15,097	—	15,097
Deferred income taxes	38,209	—	(5,068)	33,141	—	33,141
Unearned revenues	—	3,504	—	3,504	—	3,504
Other noncurrent liabilities	8,895	—	—	8,895	—	8,895

Total liabilities	446,259	1,484	(7,354)	440,389	—	440,389

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,066,254 shares issued; 30,286,870 shares outstanding	311	—	—	311	—	311
Additional paid-in capital	480,653	—	—	480,653	—	480,653
Treasury stock, at cost; 779,375 shares	(18,399)	—	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(35,808)	—	—	(35,808)	—	(35,808)
Retained earnings	305,691	(1,780)	125	304,036	—	304,036

Total shareholders’ equity	732,448	(1,780)	125	730,793	—	730,793

Total liabilities and shareholders’ equity	$1,178,707	$(296)	$(7,229)	$1,171,182	$—	$1,171,182

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Current Assets:
Cash and cash equivalents	$99,525	$—	$—	$99,525	$—	$99,525
Receivables, less allowance for doubtful accounts of $967	107,455	—	—	107,455	(3,698)	103,757
Inventories, net	349,432	(6,680)	(3,082)	339,670	(12,501)	327,169
Costs in excess of billings	—	250	408	658	—	658
Deferred income taxes	19,332	1,335	108	20,775	—	20,775
Assets of discontinued operations	—	—	—	—	17,633	17,633
Other current assets	12,900	369	—	13,269	—	13,269

Total current assets	588,644	(4,726)	(2,566)	581,352	1,434	582,786
Property, plant, and equipment, net	365,788	—	—	365,788	(53)	365,735
Marketable securities	—	—	—	—	—	—
Goodwill	140,211	—	(5,260)	134,951	(1,381)	133,570
Other intangible assets, net	58,251	—	—	58,251	—	58,251
Deferred income taxes	29,239	—	—	29,239	—	29,239
Other noncurrent assets	5,407	3,385	—	8,792	—	8,792

Total assets	$1,187,540	$(1,341)	$(7,826)	$1,178,373	$—	$1,178,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,278	$—	$—	$64,278	$(3,194)	$61,084
Accrued wages and other employee costs	25,135	—	—	25,135	(264)	24,871
Unearned revenues	42,056	(2,302)	(2,910)	36,844	—	36,844
Liabilities of discontinued operations	—	—	—	—	3,494	3,494
Other accrued liabilities	21,716	—	—	21,716	(36)	21,680

Total current liabilities	153,185	(2,302)	(2,910)	147,973	—	147,973
Long-term debt	193,727	—	—	193,727	—	193,727
Liability for post-retirement benefits	42,000	—	—	42,000	—	42,000
Liability for pension benefits	13,402	—	—	13,402	—	13,402
Deferred income taxes	38,817	—	(5,068)	33,749	—	33,749
Unearned revenues	—	3,385	—	3,385	—	3,385
Other noncurrent liabilities	8,969	—	—	8,969	—	8,969

Total liabilities	450,100	1,083	(7,978)	443,205	—	443,205

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,097,449 shares issued; 30,314,874 shares outstanding	311	—	—	311	—	311
Additional paid-in capital	481,855	—	—	481,855	—	481,855
Treasury stock, at cost; 782,575 shares	(18,399)	—	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(37,181)	—	—	(37,181)	—	(37,181)
Retained earnings	310,854	(2,424)	152	308,582	—	308,582

Total shareholders’ equity	737,440	(2,424)	152	735,168	—	735,168

Total liabilities and shareholders’ equity	$1,187,540	$(1,341)	$(7,826)	$1,178,373	$—	$1,178,373

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Current assets:
Cash and cash equivalents	$73,389	$—	$—	$73,389	$—	$73,389
Short-term investments	3,998	—	—	3,998	—	3,998
Receivables, less allowance for doubtful accounts of $909	117,455	—	—	117,455	(3,207)	114,248
Inventories, net	378,218	(9,279)	(3,949)	364,990	(12,161)	352,829
Costs in excess of billings	—	750	1,401	2,151	—	2,151
Deferred income taxes	19,644	2,383	32	22,059	—	22,059
Assets of discontinued operations	—	—	—	—	16,799	16,799
Other current assets	10,725	435	—	11,160	—	11,160

Total current assets	603,429	(5,711)	(2,516)	595,202	1,431	596,633
Property, plant, and equipment, net	367,818	—	—	367,818	(50)	367,768
Goodwill	138,247	—	(5,260)	132,987	(1,381)	131,606
Other intangible assets, net	57,664	—	—	57,664	—	57,664
Deferred income taxes	32,197	—	—	32,197	—	32,197
Other noncurrent assets	5,113	3,240	—	8,353	—	8,353

Total assets	$1,204,468	$(2,471)	$(7,776)	$1,194,221	$—	$1,194,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,079	$—	$—	$70,079	$(2,913)	$67,166
Accrued wages and other employee costs	29,730	—	—	29,730	(285)	29,445
Unearned revenues	38,633	(1,086)	(3,024)	34,523	—	34,523
Liabilities of discontinued operations	—	—	—	—	3,198	3,198
Other accrued liabilities	27,458	—	—	27,458	—	27,458

Total current liabilities	165,900	(1,086)	(3,024)	161,790	—	161,790
Long-term debt	196,079	—	—	196,079	—	196,079
Liability for post-retirement benefits	42,220	—	—	42,220	—	42,220
Liability for pension benefits	2,555	—	—	2,555	—	2,555
Deferred income taxes	38,731	—	(5,068)	33,663	—	33,663
Unearned revenues	—	3,240	—	3,240	—	3,240
Other noncurrent liabilities	8,908	—	—	8,908	—	8,908

Total liabilities	454,393	2,154	(8,092)	448,455	—	448,455
Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,106,934 shares issued; 30,324,359 shares outstanding	311	—	—	311	—	311
Additional paid-in capital	483,156	—	—	483,156	—	483,156
Treasury stock, at cost; 782,575 and 749,429 shares	(18,399)	—	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(31,472)	—	—	(31,472)	—	(31,472)
Retained earnings	316,479	(4,625)	316	312,170	—	312,170

Total shareholders’ equity	750,075	(4,625)	316	745,766	—	745,766

Total liabilities and shareholders’ equity	$1,204,468	$(2,471)	$(7,776)	$1,194,221	$—	$1,194,221

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2011
	Previously Reported	First Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$276,154	$—	$276,154	$—	$276,154
Short-term investments	38,892	—	38,892	—	38,892
Receivables, less allowance for doubtful accounts of $461	76,499	—	76,499	(3,748)	72,751
Inventories, net	269,402	161	269,563	(8,511)	261,052
Costs in excess of billings	—	112	112	—	112
Deferred income taxes	22,928	736	23,664	—	23,664
Assets of discontinued operations	—	—	—	13,724	13,724
Other current assets	13,933	239	14,172	(16)	14,156

Total current assets	697,808	1,248	699,056	1,449	700,505
Property, plant, and equipment, net	261,331	—	261,331	(68)	261,263
Marketable securities	48,779	—	48,779	—	48,779
Goodwill	42,205	—	42,205	(1,381)	40,824
Other intangible assets, net	14,219	—	14,219	—	14,219
Deferred income taxes	23,537	—	23,537	—	23,537
Other noncurrent assets	5,977	3,820	9,797	—	9,797

Total assets	$1,093,856	$5,068	$1,098,924	$—	$1,098,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,105	$—	$36,105	$(4,173)	$31,932
Accrued wages and other employee costs	15,230	—	15,230	(244)	14,986
Unearned revenues	26,020	1,810	27,830	—	27,830
Liabilities of discontinued operations	—	—	—	4,551	4,551
Other accrued liabilities	29,290	—	29,290	(134)	29,156

Total current liabilities	106,645	1,810	108,455	—	108,455
Long-term debt	180,269	—	180,269	—	180,269
Liability for post-retirement benefits	40,277	—	40,277	—	40,277
Liability for pension benefits	28,504	—	28,504	—	28,504
Deferred income taxes	3,102	—	3,102	—	3,102
Unearned revenues	—	3,820	3,820	—	3,820
Other noncurrent liabilities	8,569	—	8,569	—	8,569

Total liabilities	367,366	5,630	372,996	—	372,996

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,917,846 shares issued; 30,172,675 shares outstanding	309	—	309	—	309
Additional paid-in capital	475,779	—	475,779	—	475,779
Treasury stock, at cost; 745,171 shares	(17,646)	—	(17,646)	—	(17,646)
Accumulated other comprehensive loss	(27,808)	—	(27,808)	—	(27,808)
Retained earnings	295,856	(562)	295,294	—	295,294

Total shareholders’ equity	726,490	(562)	725,928	—	725,928

Total liabilities and shareholders’ equity	$1,093,856	$5,068	$1,098,924	$—	$1,098,924

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected
Net income	$5,625	$(1,121)	$125	$4,629
Adjustment for non-cash items included in net income:
Depreciation and amortization	8,734	—	—	8,734
Deferred income taxes	(1,915)	(586)	65	(2,436)
Stock-based compensation	1,378	—	—	1,378
Excess tax benefits from stock-based compensation activity	(61)	—	—	(61)
Amortization of discount on long-term debt	2,352	—	—	2,352
Other	(68)	—	—	(68)

Changes in assets and liabilities:
Receivables	4,750	—	—	4,750
Inventories	(31,130)	1,578	2,097	(27,455)
Accounts payable	5,504	—	—	5,504
Income taxes payable	1,659	—	—	1,659
Unearned revenue	8,230	(320)	(2,286)	5,624
Cost in excess of billings	—	396	(1)	395
Other current assets and liabilities	(14,430)	(26)	(192)	(14,648)
Other assets and liabilities	(3,587)	79	192	(3,316)

Cash used in operating activities	(12,959)	—	—	(12,959)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	—	(185,633)
Maturity/sale of investments	176,809	—	—	176,809
Capital expenditures	(17,128)	—	—	(17,128)
Purchase of investments	(38)	—	—	(38)

Cash used in investing activities	(25,990)	—	—	(25,990)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	120	—	—	120
Excess tax benefits from stock-based compensation activity	61	—	—	61
Purchase of common stock held in treasury	(742)	—	—	(742)
Borrowings on long-term debt	(97)	—	—	(97)

Cash used in financing activities	(658)	—	—	(658)

Effect of exchange rate changes on cash and cash equivalents	637	—	—	637

Decrease in cash and cash equivalents	(38,970)	—	—	(38,970)
Cash and cash equivalents at beginning of period	156,842	—	—	156,842

Cash and cash equivalents at end of period	$117,872	$—	$—	$117,872

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected
Net income	$10,788	$(1,765)	$152	$9,175
Adjustment for non-cash items included in net income:
Depreciation and amortization	18,957	—	—	18,957
Deferred income taxes	(2,025)	(968)	84	(2,909)
Stock-based compensation	2,518	—	—	2,518
Excess tax benefits from stock-based compensation activity	(66)	—	—	(66)
(Gain) loss on sale of property, plant and equipment	(74)	—	—	(74)
Amortization of discount on long-term debt	4,738	—	—	4,738
Other	758	—	—	758

Changes in assets and liabilities:
Receivables	2,904	—	—	2,904
Inventories	(54,089)	3,185	3,082	(47,822)
Accounts payable	4,172	—	—	4,172
Income taxes payable	5,117	—	—	5,117
Unearned revenue	9,526	(721)	(2,910)	5,895
Cost in excess of billings	—	150	(408)	(258)
Other current assets and liabilities	(13,154)	(79)	(192)	(13,425)
Other assets and liabilities	(4,279)	198	192	(3,889)

Cash used in operating activities	(14,209)	—	—	(14,209)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	—	(185,633)
Maturity/sale of investments	176,809	—	—	176,809
Capital expenditures	(34,901)	—	—	(34,901)
Purchase of investments	(38)	—	—	(38)

Cash used in investing activities	(43,763)	—	—	(43,763)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	211	—	—	211
Excess tax benefits from stock-based compensation activity	66	—	—	66
Purchase of common stock held in treasury	(742)	—	—	(742)
Repayments on long-term debt	(298)	—	—	(298)

Cash used in financing activities	(763)	—	—	(763)

Effect of exchange rate changes on cash and cash equivalents	1,418	—	—	1,418

Decrease in cash and cash equivalents	(57,317)	—	—	(57,317)
Cash and cash equivalents at beginning of period	156,842	—	—	156,842

Cash and cash equivalents at end of period	$99,525	$—	$—	$99,525

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2012
	As Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected
Net income	$16,413	$(3,966)	$316	$12,763
Adjustment for non-cash items included in net income:
Depreciation and amortization	29,405	—	—	29,405
Asset and asset-related charges (income)	1,617	—	—	1,617
Deferred income taxes	(2,860)	(2,017)	160	(4,717)
Stock-based compensation	3,658	—	—	3,658
Excess tax benefits from stock-based compensation activity	(100)	—	—	(100)
Amortization of discount on long-term debt	7,192	—	—	7,192
Other	675	—	823	1,498

Changes in assets and liabilities:
Receivables	(11,799)	—	—	(11,799)
Inventories	(81,086)	5,785	3,949	(71,352)
Accounts payable	10,424	—	—	10,424
Income taxes payable	8,893	—	—	8,893
Unearned revenue	11,581	350	(3,024)	8,907

Cost in excess of billings	—	(350)	(1,401)	(1,751)
Other current assets and liabilities	(6,844)	(145)	(192)	(7,181)
Other assets and liabilities	(13,442)	343	192	(12,907)

Cash used in operating activities	(26,273)	—	823	(25,450)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(182,811)	—	—	(182,811)
Maturity/sale of investments	176,809	—	—	176,809
Capital expenditures	(47,879)	—	—	(47,879)
Purchase of investments	(4,037)	—	—	(4,037)

Cash used in investing activities	(57,918)	—	—	(57,918)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	335	—	—	335
Excess tax benefits from stock-based compensation activity	100	—	—	100
Deferred financing costs	—	—	(823)	(823)
Purchase of common stock held in treasury	(742)	—	—	(742)
Repayments on long-term debt	(543)	—	—	(543)

Cash used in financing activities	(850)	—	(823)	(1,673)

Effect of exchange rate changes on cash and cash equivalents	1,588	—	—	1,588

Decrease in cash and cash equivalents	(83,453)	—	—	(83,453)
Cash and cash equivalents at beginning of period	156,842	—	—	156,842

Cash and cash equivalents at end of period	$73,389	$—	$—	$73,389

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2011
	Previously Reported	First Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$2,342	$(423)	$1,919
Adjustment for non-cash items included in net income:
Depreciation and amortization	5,582	—	5,582
Asset and asset-related charges (income)	(597)	—	(597)
Deferred income taxes	(1,233)	(658)	(1,891)
Stock-based compensation	1,402	—	1,402
Excess tax benefits from stock-based compensation activity	(102)	—	(102)
(Gain) loss on sale of property, plant and equipment	47	—	47
Amortization of discount on long-term debt	2,166	—	2,166
Other	116	—	116

Changes in assets and liabilities:
Receivables	(19,479)	—	(19,479)
Inventories	1,522	(6)	1,516
Accounts payable	(6,640)	—	(6,640)
Income taxes payable	(87)	—	(87)
Unearned revenue	(3,445)	1,040	(2,405)
Cost in excess of billings	—	(12)	(12)
Other current assets and liabilities	(2,395)	6	(2,389)
Other noncurrent assets and liabilities	(2,974)	53	(2,921)

Cash used in operating activities	(23,775)	—	(23,775)

INVESTING ACTIVITIES:
Maturity/sale of investments	5,000	—	5,000
Capital expenditures	(10,137)	—	(10,137)
Purchase of investments	(72,612)	—	(72,612)

Cash used in investing activities	(77,749)	—	(77,749)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	154	—	154
Excess tax benefits from stock-based compensation activity	102	—	102
Purchase of common stock held in treasury	(283)	—	(283)
Repayments on long-term debt	(3)	—	(3)

Cash used in financing activities	(30)	—	(30)

Effect of exchange rate changes on cash and cash equivalents	757	—	757

Decrease in cash and cash equivalents	(100,797)	—	(100,797)
Cash and cash equivalents at beginning of period	376,951	—	376,951

Cash and cash equivalents at end of period	$276,154	$—	$276,154

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

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

The information in the table above is unchanged from Amendment No. 1.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The effects of the restatement or revision (as noted) and the effects of reporting RTI Pierce Spafford as a discontinued operation (as applicable) on the Condensed Consolidating Financial Statements of RTI International Metals, Inc., its subsidiaries that guarantee its obligations under the Notes and its non-guaranteeing subsidiaries for each of the interim periods in the years ended December 31, 2012 and 2011 are presented below:

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$99,717	$116,796	$112,963	$95,385	$(58,111)	$(58,111)	$154,569	$154,070
Cost of sales.	—	—	81,749	96,311	96,907	83,363	(58,111)	(58,111)	120,545	121,563
Selling, general, and administrative expenses	(102)	(102)	6,689	9,013	14,246	11,922	—	—	20,833	20,833
Research, technical, and product development expenses.	95	95	816	930	154	40	—	—	1,065	1,065

Operating income.	7	7	10,463	10,542	1,656	60	—	—	12,126	10,609
Other income (expense), net	(13)	(13)	280	280	(535)	(535)	—	—	(268)	(268)
Interest income (expense), net	(4,014)	(4,014)	174	138	(356)	(320)	—	—	(4,196)	(4,196)
Equity in earnings of subsidiaries	8,018	7,022	1,444	1,444	1,203	1,203	(10,665)	(9,669)	—	—

Income before taxes.	3,998	3,002	12,361	12,404	1,968	408	(10,665)	(9,669)	7,662	6,145
Provision for (benefit from) income taxes	(1,056)	(1,056)	3,042	3,030	622	113	—	—	2,608	2,087

Net income attributable to continuing operations.	5,054	4,058	9,319	9,374	1,346	295	(10,665)	(9,669)	5,054	4,058
Net income attributable to discontinued operations, net of tax.	571	571	—	—	571	571	(571)	(571)	571	571

Net income	$5,625	$4,629	$9,319	$9,374	$1,917	$866	$(11,236)	$(10,240)	$5,625	$4,629

Comprehensive income	$9,028	$8,032	$10,378	$10,433	$4,109	$3,058	$(14,487)	$(13,491)	$9,028	$8,032

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$148,017	$148,017	$98,455	$92,640	$(56,195)	$(56,195)	$190,277	$184,462
Cost of sales.	—	—	127,484	127,484	82,492	79,154	(56,195)	(56,195)	153,781	150,443
Selling, general, and administrative expenses	(933)	(933)	14,635	14,635	9,756	8,976	—	—	23,458	22,678
Research, technical, and product development expenses.	—	—	1,208	1,208	(104)	(104)	—	—	1,104	1,104

Operating income.	933	933	4,690	4,690	6,311	4,614	—	—	11,934	10,237
Other income (expense), net	(32)	(32)	1	—	601	602	—	—	570	570
Interest income (expense), net	(3,903)	(3,903)	(15)	(15)	(258)	(258)	—	—	(4,176)	(4,176)
Equity in earnings of subsidiaries	5,328	4,258	—	2,512	—	413	(5,328)	(7,183)	—	—

Income before taxes.	2,326	1,256	4,676	7,187	6,654	5,371	(5,328)	(7,183)	8,328	6,631
Provision for (benefit from) income taxes	(2,837)	(2,837)	2,926	2,926	3,076	2,449	—	—	3,165	2,538

Net income attributable to continuing operations.	5,163	4,093	1,750	4,261	3,578	2,922	(5,328)	(7,183)	5,163	4,093
Net income attributable to discontinued operations, net of tax.	—	453	—	—	—	453	—	(453)	—	453

Net income	$5,163	$4,546	$1,750	$4,261	$3,578	$3,375	$(5,328)	$(7,636)	$5,163	$4,546

Comprehensive income	$3,790	$3,173	$2,801	$5,312	$1,001	$798	$(3,802)	$(6,110)	$3,790	$3,173

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$247,734	$247,734	$219,699	$205,104	$(114,306)	$(114,306)	$353,127	$338,532
Cost of sales.	—	—	209,233	209,233	185,999	177,079	(114,306)	(114,306)	280,926	272,006
Selling, general, and administrative expenses	(1,035)	(1,035)	21,324	21,324	24,791	23,222	—	—	45,080	43,511
Research, technical, and product development expenses.	95	95	2,024	2,024	50	50	—	—	2,169	2,169

Operating income.	940	940	15,153	15,153	8,859	4,753	—	—	24,952	20,846
Other income (expense), net	(45)	(45)	281	281	66	66	—	—	302	302
Interest income (expense), net	(7,917)	(7,917)	159	159	(614)	(614)	—	—	(8,372)	(8,372)
Equity in earnings of subsidiaries	13,917	11,280	—	3,956	—	1,616	(13,917)	(16,852)	—	—

Income before taxes.	6,895	4,258	15,593	19,549	8,311	5,821	(13,917)	(16,852)	16,882	12,776
Provision for (benefit from) income taxes	(3,893)	(3,893)	5,968	5,968	4,019	2,550	—	—	6,094	4,625

Net income attributable to continuing operations.	10,788	8,151	9,625	13,581	4,292	3,271	(13,917)	(16,852)	10,788	8,151
Net income attributable to discontinued operations, net of tax.	—	1,024	—	—	—	1,024	—	(1,024)	—	1,024

Net income	$10,788	$9,175	$9,625	$13,581	$4,292	$4,295	$(13,917)	$(17,876)	$10,788	$9,175

Comprehensive income	$12,818	$11,205	$11,735	$15,691	$3,907	$3,910	$(15,642)	$(19,601)	$12,818	$11,205

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2012

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$131,132	$131,132	$110,148	$103,618	$(52,205)	$(52,205)	$189,075	$182,545
Cost and expenses:
Cost of sales	—	—	114,706	114,706	88,627	86,394	(52,205)	(52,205)	151,128	148,895
Selling, general, and administrative expenses	(1,442)	$(1,442)	12,048	12,048	11,828	11,119	—	—	22,434	21,725
Research, technical, and product development expenses	—	—	1,000	1,000	12	12	—	—	1,012	1,012
Asset and asset-related charges (income)	—	—	1,617	1,617	—	—	—	—	1,617	1,617

Operating income	1,442	1,442	1,761	1,761	9,681	6,093	—	—	12,884	9,296
Other income (expense), net	(3)	(3)	20	20	15	(1)	—	—	32	16
Interest income (expense), net	(4,358)	(4,358)	36	36	(368)	(368)	—	—	(4,690)	(4,690)
Equity in earnings of subsidiaries	7,460	5,034	—	1,231	—	374	(7,460)	(6,639)	—	—

Income before taxes	4,541	2,115	1,817	3,048	9,328	6,098	(7,460)	(6,639)	8,226	4,622
Provision for (benefit from) income taxes	(1,084)	(1,084)	705	705	2,980	1,802	—	—	2,601	1,423

Net income attributable to continuing operations	5,625	3,199	1,112	2,343	6,348	4,296	(7,460)	(6,639)	5,625	3,199
Net income attributable to discontinued operations, net of tax	—	389	—	—	—	389	—	(389)	—	389

Net income	$5,625	$3,588	$1,112	$2,343	$6,348	$4,685	$(7,460)	$(7,028)	$5,625	$3,588

Comprehensive income	$11,334	$9,297	$2,163	$3,394	$10,856	$9,193	$(13,019)	$(12,587)	$11,334	$9,297

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2012

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Restated	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$378,866	$378,866	$329,847	$308,722	$(166,511)	$(166,511)	$542,202	$521,077
Cost and expenses:
Cost of sales	—	—	323,939	323,939	274,626	263,473	(166,511)	(166,511)	432,054	420,901
Selling, general, and administrative expenses	(2,477)	(2,477)	33,372	33,372	36,619	34,341	—	—	67,514	65,236
Research, technical, and product development expenses	95	95	3,024	3,024	62	62	—	—	3,181	3,181
Asset and asset-related charges (income)	—	—	1,617	1,617	—	—	—	—	1,617	1,617

Operating income	2,382	2,382	16,914	16,914	18,540	10,846	—	—	37,836	30,142
Other income (expense), net	(48)	(48)	301	301	81	65	—	—	334	318
Interest income (expense), net	(12,275)	(12,275)	195	195	(982)	(982)	—	—	(13,062)	(13,062)
Equity in earnings of subsidiaries	21,377	16,314	—	5,185	—	1,990	(21,377)	(23,489)	—	—

Income before taxes	11,436	6,373	17,410	22,595	17,639	11,919	(21,377)	(23,489)	25,108	17,398
Provision for (benefit from) income taxes	(4,977)	(4,977)	6,673	6,673	6,999	4,352	—	—	8,695	6,048

Net income attributable to continuing operations	16,413	11,350	10,737	15,922	10,640	7,567	(21,377)	(23,489)	16,413	11,350
Net income attributable to discontinued operations, net of tax	—	1,413	—	—	—	1,413	—	(1,413)	—	1,413

Net income	$16,413	$12,763	$10,737	$15,922	$10,640	$8,980	$(21,377)	$(24,902)	$16,413	$12,763

Comprehensive income	$24,152	$20,502	$13,898	$19,083	$14,763	$13,103	$(28,661)	$(32,186)	$24,152	$20,502

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2011

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$82,096	$82,096	$84,802	$79,596	$(43,685)	$(43,685)	$123,213	$118,007
Cost and expenses:
Cost of sales	—	—	68,359	68,359	73,950	69,150	(43,685)	(43,685)	98,624	93,824
Selling, general, and administrative expenses	(150)	(150)	5,869	5,869	11,899	11,092	—	—	17,618	16,811
Research, technical, and product development expenses	—	—	798	798	92	92	—	—	890	890

Operating income	150	150	7,070	7,070	(1,139)	(738)	—	—	6,081	6,482
Other income (expense), net	(16)	(16)	37	37	112	112	—	—	133	133
Interest income (expense), net	(4,138)	(4,138)	504	504	(261)	(261)	—	—	(3,895)	(3,895)
Equity in earnings of subsidiaries	4,832	4,821	—	2,526	—	(792)	(4,832)	(6,555)	—	—

Income before taxes	828	817	7,611	10,137	(1,288)	(1,679)	(4,832)	(6,555)	2,319	2,720
Provision for (benefit from) income taxes	(1,300)	(1,300)	2,854	2,854	(1,363)	(951)	—	—	191	603

Net income attributable to continuing operations	2,128	2,117	4,757	7,283	75	(728)	(4,832)	(6,555)	2,128	2,117
Net income attributable to discontinued operations, net of tax	—	618	—	—	—	618	—	(618)	—	618

Net income	$2,128	$2,735	$4,757	$7,283	$75	$(110)	$(4,832)	$(7,173)	$2,128	$2,735

Comprehensive income	$3,047	$3,654	$5,638	$8,164	$(40)	$(225)	$(5,598)	$(7,939)	$3,047	$3,654

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2011

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Net Sales	$—	$—	$161,018	$161,018	$166,904	$152,648	$(83,859)	$(83,859)	$244,063	$229,807
Cost and expenses:
Cost of sales	—	—	133,011	133,011	144,317	133,160	(83,859)	(83,859)	193,469	182,312
Selling, general, and administrative expenses	(565)	(565)	11,669	11,669	23,972	22,258	—	—	35,076	33,362
Research, technical, and product development expenses	—	—	1,430	1,430	92	92	—	—	1,522	1,522
Asset and asset-related charges (income)	—	—	—	—	(1,501)	(1,501)	—	—	(1,501)	(1,501)

Operating income	565	565	14,908	14,908	24	(1,361)	—	—	15,497	14,112
Other income (expense), net	(33)	(33)	(34)	(34)	(369)	(322)	—	—	(436)	(389)
Interest income (expense), net	(8,339)	(8,339)	867	867	(498)	(498)	—	—	(7,970)	(7,970)
Equity in earnings of subsidiaries	10,431	9,575	—	4,869	—	(637)	(10,431)	(13,807)	—	—

Income before taxes	2,624	1,768	15,741	20,610	(843)	(2,818)	(10,431)	(13,807)	7,091	5,753
Provision for (benefit from) income taxes	(1,846)	(1,846)	5,708	5,708	(1,241)	(1,723)	—	—	2,621	2,139

Net income attributable to continuing operations	4,470	3,614	10,033	14,902	398	(1,095)	(10,431)	(13,807)	4,470	3,614
Net income attributable to discontinued operations, net of tax	—	1,040	—	—	—	1,040	—	(1,040)	—	1,040

Net income	$4,470	$4,654	$10,033	$14,902	$398	$(55)	$(10,431)	(14,847)	$4,470	$4,654

Comprehensive income	$9,918	$10,102	$11,619	$16,488	$3,988	$3,535	$(15,607)	$(20,023)	$9,918	$10,102

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2011

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Net Sales	$—	$—	$97,118	$97,118	$95,330	$88,512	$(48,777)	$(48,777)	$143,671	$136,853
Cost and expenses:
Cost of sales	—	—	85,942	85,942	81,500	76,837	(48,777)	(48,777)	118,665	114,002
Selling, general, and administrative expenses	(793)	(793)	5,707	5,707	11,474	10,702	—	—	16,388	15,616
Research, technical, and product development expenses	—	—	874	874	51	51	—	—	925	925

Operating income	793	793	4,595	4,595	2,305	922	—	—	7,693	6,310
Other income (expense), net	(39)	(39)	34	34	203	203	—	—	198	198
Interest income (expense), net	(4,074)	(4,074)	479	479	(247)	(247)	—	—	(3,842)	(3,842)
Equity in earnings of subsidiaries	4,179	3,279	—	9	—	(280)	(4,179)	(3,008)	—	—

Income before taxes	859	(41)	5,108	5,117	2,261	598	(4,179)	(3,008)	4,049	2,666
Provision for (benefit from) income taxes	(1,208)	(1,208)	2,465	2,465	725	242	—	—	1,982	1,499

Net income attributable to continuing operations	2,067	1,167	2,643	2,652	1,536	356	(4,179)	(3,008)	2,067	1,167
Net income attributable to discontinued operations, net of tax	—	493	—	—	—	493	—	(493)	—	493

Net income	$2,067	$1,660	$2,643	$2,652	$1,536	$849	$(4,179)	$(3,501)	$2,067	$1,660

Comprehensive income	$(5,336)	$(5,743)	$3,436	$3,445	$(6,676)	$(7,363)	$3,240	$3,918	$(5,336)	$(5,743)

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

March 31, 2012

(Unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	98,277	$109,419	$19,595	$8,453	$—	$—	$117,872	$117,872
Receivables, net	209	209	62,508	77,874	83,678	64,298	(39,218)	(39,218)	107,177	103,163
Inventories, net	—	—	147,461	168,134	180,461	139,493	—	—	327,922	307,627
Costs in excess of billings	—	—	—	—	—	5	—	—	—	5
Deferred income taxes	17,177	17,177	1,400	2,290	818	1,008	—	—	19,395	20,475
Assets of discontinued operations	—	—	—	—	—	18,598	—	—	—	18,598
Other current assets	5,737	5,737	1,770	4,496	5,395	2,963	(1,927)	(1,927)	10,975	11,269

Total current assets	23,123	23,123	311,416	362,213	289,947	234,818	(41,145)	(41,145)	583,341	579,009
Property, plant, and equipment, net	634	634	232,227	296,407	128,659	64,423	—	—	361,520	361,464
Marketable Securities	—	—	—	—	—	—	—	—	—	—
Goodwill	—	—	18,097	96,942	122,139	36,653	—	—	140,236	133,595
Other intangible assets, net	—	—	—	37,079	59,527	22,448	—	—	59,527	59,527
Deferred income taxes	—	—	25,995	25,995	29,897	29,897	(26,781)	(26,781)	29,111	29,111
Other noncurrent assets	4,329	4,329	36	201	607	3,946	—	—	4,972	8,476
Intercompany investments	952,885	951,230	71,231	22,840	180	2,621	(1,024,296)	(976,691)	—	—

Total assets	$980,971	$979,316	$659,002	$841,677	$630,956	$394,806	$(1,092,222)	$(1,044,617)	$1,178,707	$1,171,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$1,111	$41,118	$48,077	$65,447	$54,862	$(39,213)	$(39,213)	$68,463	$64,837
Accrued wages and other employee costs	3,160	3,160	6,738	11,248	9,980	5,282	—	—	19,878	19,690
Unearned revenue	—	—	15	798	40,874	35,785	—	—	40,889	36,583
Liabilities of discontinued operations	—	—	—	—	—	3,879	—	—	—	3,879
Other accrued liabilities	6,711	6,711	8,424	10,752	8,630	6,237	(1,932)	(1,932)	21,833	21,768

Total current liabilities	10,982	10,982	56,295	70,875	124,931	106,045	(41,145)	(41,145)	151,063	146,757
Long-term debt	189,313	189,313	20	1,876	1,856	0	—	—	191,189	191,189
Intercompany debt	—	—	104,286	113,669	107,440	98,057	(211,726)	(211,726)	—	—
Liability for post-retirement benefits	—	—	41,806	41,806	—	—	—	—	41,806	41,806
Liability for pension benefits	6,227	6,227	8,193	8,193	677	677	—	—	15,097	15,097
Deferred income taxes	36,748	36,748	—	19,560	28,242	3,614	(26,781)	(26,781)	38,209	33,141
Unearned revenue	—	—	—	—	—	3,504	—	—	—	3,504
Other noncurrent liabilities	5,253	5,253	3,464	3,464	199	199	(21)	(21)	8,895	8,895

Total liabilities	248,523	248,523	214,064	259,443	263,345	212,096	(279,673)	(279,673)	446,259	440,389

Shareholders’ equity	732,448	730,793	444,938	582,234	367,611	182,710	(812,549)	(764,944)	732,448	730,793

Total liabilities and shareholders’ equity	$980,971	$979,316	$659,002	$841,677	$630,956	$394,806	$(1,092,222)	$(1,044,617)	$1,178,707	$1,171,182

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	92,864	$92,864	$6,661	$6,661	$—	$—	$99,525	$99,525
Receivables, net	162	162	76,198	76,198	64,383	60,685	(33,288)	(33,288)	107,455	103,757
Inventories, net	—	—	178,140	178,140	171,292	149,029	—	—	349,432	327,169
Costs in excess of billings	—	—	—	—	—	658	—	—	—	658
Deferred income taxes	17,177	17,177	2,098	2,290	57	1,308	—	—	19,332	20,775
Assets of discontinued operations	—	—	—	—	—	17,633	—	—	—	17,633
Other current assets	4,271	4,271	4,565	4,565	4,064	4,433	—	—	12,900	13,269

Total current assets	21,610	21,610	353,865	354,057	246,457	240,407	(33,288)	(33,288)	588,644	582,786
Property, plant, and equipment, net	543	543	301,438	301,438	63,807	63,754	—	—	365,788	365,735
Marketable Securities	—	—	—	—	—	—	—	—	—	—
Goodwill	—	—	102,202	96,942	38,009	36,628	—	—	140,211	133,570
Other intangible assets, net	—	—	36,436	36,436	21,815	21,815	—	—	58,251	58,251
Deferred income taxes	—	—	25,314	25,314	30,750	30,750	(26,825)	(26,825)	29,239	29,239
Other noncurrent assets	4,768	4,768	201	201	438	3,823	—	—	5,407	8,792
Intercompany investments	962,343	960,071	71,231	25,350	180	3,034	(1,033,754)	(988,455)	—	—

Total assets	$989,264	$986,992	$890,687	$839,738	$401,456	$400,211	$(1,093,867)	$(1,048,568)	$1,187,540	$1,178,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021	$1,021	$43,562	$43,562	52,983	$49,789	$(33,288)	$(33,288)	$64,278	$61,084
Accrued wages and other employee costs	4,465	4,465	13,477	13,477	7,193	6,929	—	—	25,135	24,871
Unearned revenue	—	—	704	704	41,352	36,140	—	—	42,056	36,844
Liabilities of discontinued operations	—	—	—	—	—	3,494	—	—	—	3,494
Other accrued liabilities	6,388	6,388	7,823	7,823	7,505	7,469	—	—	21,716	21,680

Total current liabilities	11,874	11,874	65,566	65,566	109,033	103,821	(33,288)	(33,288)	153,185	147,973
Long-term debt	191,699	191,699	2,028	2,028	—	—	—	—	193,727	193,727
Intercompany debt	—	—	111,916	111,916	100,929	100,929	(212,845)	(212,845)	—	—
Liability for post-retirement benefits	—	—	42,000	42,000	—	—	—	—	42,000	42,000
Liability for pension benefits	6,133	6,133	6,730	6,730	539	539	—	—	13,402	13,402
Deferred income taxes	36,857	36,857	25,172	20,104	3,613	3,613	(26,825)	(26,825)	38,817	33,749
Unearned revenue	—	—	—	—	—	3,385	—	—	—	3,385
Other noncurrent liabilities	5,261	5,261	3,491	3,491	217	217	—	—	8,969	8,969

Total liabilities	251,824	251,824	256,903	251,835	214,331	212,504	(272,958)	(272,958)	450,100	443,205

Shareholders’ equity	737,440	735,168	633,784	587,903	187,125	187,707	(820,909)	(775,610)	737,440	735,168

Total liabilities and shareholders’ equity	$989,264	$986,992	$890,687	$839,738	$401,456	$400,211	$(1,093,867)	$(1,048,568)	$1,187,540	$1,178,373

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

September 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$69,907	$69,907	$3,482	$3,482	$—	$—	$73,389	$73,389
Short term investments	—	—	3,998	3,998	—	—	—	—	3,998	3,998
Receivables, net	126	126	80,480	80,480	66,322	63,115	(29,473)	(29,473)	117,455	114,248
Inventories, net	—	—	189,837	189,837	188,381	162,992	—	—	378,218	352,829
Costs in excess of billings	—	—	—	—	—	2,151	—	—	—	2,151
Deferred income taxes	17,176	17,176	2,401	2,593	67	2,290	—	—	19,644	22,059
Assets of discontinued operations	—	—	—	—	—	16,799	—	—	—	16,799
Other current assets	4,021	4,021	4,070	4,070	4,014	4,449	(1,380)	(1,380)	10,725	11,160

Total current assets	21,323	21,323	350,693	350,885	262,266	255,278	(30,853)	(30,853)	603,429	596,633
Property, plant, and equipment, net	1,336	1,336	301,681	301,681	64,801	64,751	—	—	367,818	367,768
Marketable Securities	—	—	—	—	—	—	—	—	—	—
Goodwill	—	—	99,754	94,494	38,493	37,112	—	—	138,247	131,606
Other intangible assets, net	—	—	35,795	35,795	21,869	21,869	—	—	57,664	57,664
Deferred income taxes	—	—	26,313	26,313	32,818	32,818	(26,934)	(26,934)	32,197	32,197
Other noncurrent assets	4,442	4,442	2,781	2,781	470	3,710	(2,580)	(2,580)	5,113	8,353
Intercompany investments	981,646	977,337	71,231	26,492	180	3,408	(1,053,057)	(1,007,237)	—	—

Total assets	$1,008,747	$1,004,438	$888,248	$838,441	$420,897	$418,926	$(1,113,424)	$(1,067,604)	$1,204,468	$1,194,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,003	$1,003	$46,543	$46,543	$52,006	$49,093	$(29,473)	$(29,473)	$70,079	$67,166
Accrued wages and other employee costs	5,177	5,177	15,629	15,629	8,924	8,639	—	—	29,730	29,445
Unearned revenue	—	—	505	505	38,128	34,018	—	—	38,633	34,523
Liabilities of discontinued operations	—	—	—	—	—	3,198	—	—	—	3,198
Other accrued liabilities	11,128	11,128	9,192	9,192	8,518	8,518	(1,380)	(1,380)	27,458	27,458

Total current liabilities	17,308	17,308	71,869	71,869	107,576	103,466	(30,853)	(30,853)	165,900	161,790
Long-term debt	194,153	194,153	1,926	1,926	—	—	—	—	196,079	196,079
Intercompany debt	—	—	112,535	112,535	106,684	106,684	(219,219)	(219,219)	—	—
Liability for post-retirement benefits	—	—	42,220	42,220	—	—	—	—	42,220	42,220
Liability for pension benefits	4,976	4,976	—	—	159	159	(2,580)	(2,580)	2,555	2,555
Deferred income taxes	36,967	36,967	25,172	20,104	3,526	3,526	(26,934)	(26,934)	38,731	33,663
Unearned revenue	—	—	—	—	—	3,240	—	—	—	3,240
Other noncurrent liabilities	5,268	5,268	3,430	3,430	210	210	—	—	8,908	8,908

Total liabilities	258,672	258,672	257,152	252,084	218,155	217,285	(279,586)	(279,586)	454,393	448,455

Shareholders’ equity	750,075	745,766	631,096	586,357	202,742	201,661	(833,838)	(788,018)	750,075	745,766

Total liabilities and shareholders’ equity	$1,008,747	$1,004,438	$888,248	$838,441	$420,897	$418,946	$(1,113,424)	$(1,067,604)	$1,204,468	$1,194,221

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

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Cash provided by (used in) operating activities	$3,207	$(9,606)	$(6,560)	$—	$(12,959)

Investing activities:
Acquisitions, net of cash acquired	(185,633)	—	—	—	(185,633)
Investments in subsidiaries, net	188,845	—	—	(188,845)	—
Capital expenditures	—	(15,928)	(1,200)	—	(17,128)
Investments, net	—	176,771	—	—	176,771

Cash provided by (used in) investing activities	3,212	160,843	(1,200)	(188,845)	(25,990)

Financing activities:
Proceeds from exercise of employee stock options	120	—	—	—	120
Excess tax benefits from stock-based compensation activity	61	—	—	—	61
Parent company investments/dividends, net	—	(194,545)	5,700	188,845	—
Repayments on long-term debt	—	(97)	—	—	(97)
Intercompany debt, net	(5,858)	8,553	(2,695)	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(6,419)	(186,089)	3,005	188,845	(658)
Effect of exchange rate changes on cash and cash equivalents	—	—	637	—	637

Increase (decrease) in cash and cash equivalents	—	(34,852)	(4,118)	—	(38,970)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$109,419	$8,453	$—	$117,872

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(Unaudited)

	RTI International Metals, Inc. (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated (Restated)
Cash provided by (used in) operating activities	$16,383	$(15,922)	$(25,911)	$—	$(25,450)

Investing activities:
Investments, net	—	172,772	—	—	172,772
Capital expenditures	(897)	(43,736)	(3,246)	—	(47,879)
Investments in subsidiaries, net	181,533	—		(181,533)	—
Acquisitions, net of cash acquired	(182,811)	—	—	—	(182,811)

Cash provided by (used in) investing activities	(2,175)	129,036	(3,246)	(181,533)	(57,918)

Financing activities:
Proceeds from exercise of employee stock options	335	—	—	—	335
Excess tax benefits from stock-based compensation activity	100	—	—	—	100
Deferred financing costs	(823)	—	—	—	(823)
Parent company investments, net of distributions	—	(194,783)	13,250	181,533	—
Repayments on long-term debt	—	(543)	—	—	(543)
Intercompany debt, net	(13,078)	7,848	5,230	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(14,208)	(187,478)	18,480	181,533	(1,673)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,588	—	1,588

Decrease in cash and cash equivalents	—	(74,364)	(9,089)	—	(83,453)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$69,907	$3,482	$—	$73,389

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

	December 31,
	2012 (as restated)	2011
Trade and commercial customers	$106,039	$87,275
Less: Allowance for doubtful accounts	(722)	(847)

Total receivables	$105,317	$86,428

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 55% and 60% of the Company’s inventories as of December 31, 2012 and 2011, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. The Company’s FIFO inventory value approximates current costs. There were no LIFO decrements for the year ended December 31, 2012. LIFO decrements did not have a material impact on cost of sales for the year ended December 31, 2011.

Inventories consisted of the following:

	December 31,
	2012 (as restated)	2011 (as revised)
Raw materials and supplies	$160,627	$83,778
Work-in-process and finished goods	283,087	239,900
LIFO reserve	(58,598)	(63,826)

Total inventories	$385,116	$259,852

Costs in Excess of Billings:

As of December 31, 2012 and 2011, the Company had costs in excess of billings of $2,260 and $400, respectively. All $2,260 of costs in excess of billings are expected to be collected within the next 12 months. The Company had no claims included in inventory, progress payments netted against inventory, or billings in excess of cost at December 31, 2012 or 2011, respectively.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying value of goodwill at the Company’s five reporting units as of the Company’s October 1, 2012 annual impairment test was as follows:

Goodwill (as restated)
Titanium reporting unit	$2,548
Fabrication reporting unit	61,858
Medical Device Fabrication reporting unit	58,898
Titanium Service Center reporting unit	7,472
Energy Fabrication reporting unit	—

Total Goodwill	$130,776

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

During the Company’s annual qualitative assessment, the following key factors were considered:

•

The Company has a strong backlog and relies heavily on long-term contracts and pricing which extends out over the next eight to ten years. The Company currently has long-term agreements in place with both Boeing and Airbus, both of whom currently have a production backlog of approximately seven years and are ramping up aircraft production to meet current demand.

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

The carrying amount of goodwill attributable to each segment at December 31, 2010, 2011, and 2012 was as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2010	$10,020	$30,394	$40,414
Additions (Note 5)	—	14,303	14,303
Translation adjustment	—	(234)	(234)

December 31, 2011	10,020	44,463	54,483
Additions (Note 5) (as restated)	—	75,824	75,824
Translation adjustment	—	303	303

December 31, 2012 (as restated)	$10,020	$120,590	$130,610

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Revenue Recognition

Product and service revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenues are recognized as services are rendered. Revenue under long-term construction-type contracts are recorded on a percentage-of-completion method measured on the cost-to-cost basis and the units-of-delivery basis for long-term production-type contracts.

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

The purchase price allocation, which has been finalized, is as follows (as restated):

Assets purchased:
Current assets, excluding inventory	$17,491
Inventories	21,264
Plant and equipment	68,772
Other Assets	1,972
Intangible assets:
Customer relationships	19,300
Developed technologies	9,400
Backlog	1,100
Trade Name	7,600
Goodwill	75,568
Liabilities assumed:
Current liabilities	15,489
Deferred tax liabilities	22,407
Other liabilities	2,016

Net assets acquired	$182,555

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The amount of Remmele’s net sales and earnings included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2012, and the pro forma net sales and earnings of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)
Net sales:
Actual — Remmele	$118,977	$—
Supplemental pro forma — consolidated	$720,753	$627,438

Net income:
Actual — Remmele	$2,713	$—
Earnings per share (diluted)	$0.09	$—
Supplemental pro forma — consolidated	$21,468	$4,863
Earnings per share (diluted)	$0.71	$0.16

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

Pro forma financial information has not been prepared for the acquisition of Advanced Forming as the acquisition was not material to the Consolidated Financial Statements.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, were as follows:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Numerator:
Net income attributable to continuing operations before allocation of earnings to participating securities	$18,440	$4,194	$3,260
Less: Earnings allocated to participating securities	(109)	(23)	(18)

Net income attributable to continuing operations available to common shareholders	$18,331	$4,171	$3,242
Net income attributable to discontinued operations before allocation of earnings to participating securities	$1,700	$1,838	$310
Less: Earnings allocated to participating securities	(10)	(10)	(2)

Net income attributable to discontinued operations available to common shareholders	$1,690	$1,828	$308

Denominator:
Basic weighted-average shares outstanding	30,127,275	30,017,677	29,916,465
Effect of dilutive shares	130,413	239,508	228,634

Diluted weighted-average shares outstanding	30,257,688	30,257,185	30,145,099

Earnings per share attributable to continuing operations:
Basic	$0.61	$0.14	$0.11
Diluted	$0.61	$0.14	$0.11
Earnings per share attributable to discontinued operations:
Basic	$0.06	$0.06	$0.01
Diluted	$0.06	$0.06	$0.01

For the years ended December 31, 2012, 2011, and 2010, options to purchase 421,700, 251,404, and 270,124 shares of Common Stock, at an average price of $38.43, $47.95, and $46.64, respectively, have been excluded from the calculation of diluted earnings per share because their effects were antidilutive.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 7—INCOME TAXES:

The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense (benefit):

	December 31, 2012 (as restated)			December 31, 2011 (as revised)			December 31, 2010 (as revised)
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,667	$9,353	$12,020	$(5,442)	$14,253	$8,811	$(10,731)	$21,587	$10,856
State	2,376	(2,209)	167	537	(1,091)	(554)	1,089	1,693	2,782
Foreign	3,916	(5,711)	(1,795)	1,077	(5,065)	(3,988)	1,829	(7,156)	(5,327)

Total	$8,959	$1,433	$10,392	$(3,828)	$8,097	$4,269	$(7,813)	$16,124	$8,311

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
United States	$34,277	$20,107	$34,374
Foreign	(5,445)	(11,644)	(22,803)

Income before income taxes	$28,832	$8,463	$11,571

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Statutory rate of 35% applied to income (loss) before income taxes	$10,091	$2,962	$4,050
Adjustments of tax reserves and prior years’ income taxes	1,322	1,643	(1,083)
Acquisition costs	63	649	—
Officers compensation	350	226	191
Effects of foreign operations	(1,363)	(1,115)	1,771
State income taxes, net of federal tax effects	126	(290)	1,722
Repeal of Medicare Part D subsidy	—	—	1,592
Other	(197)	194	68

Total provision	$10,392	$4,269	$8,311

Effective tax rate	36.0%	50.4%	71.8%

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2012 (as restated)	2011 (as revised)
Deferred tax assets:
Canadian tax loss carryforwards (expiring 2014 through 2032)	$41,389	$34,409
Postretirement benefit costs	18,066	16,398
U.S. Federal tax loss carryforwards	—	10,066
Employment costs	11,814	10,005
State tax loss carryforwards (expiring 2023 through 2032)	7,133	7,166
Inventories	12,022	5,753
Start-up costs	4,650	5,527
Pension costs	3,835	2,260
Duty drawback claims	1,786	1,622
Foreign tax credit carryforwards	—	1,012
Other	8,380	4,439

Total deferred tax assets	109,075	98,657
Valuation allowance	(4,439)	(4,313)

Deferred tax assets, net of valuation allowance	104,636	94,344
Deferred tax liabilities:
Property, plant and equipment	(58,141)	(37,394)
Convertible debt	(13,504)	(17,973)
Intangible assets	(14,473)	(5,482)
Other	(918)	(1,415)

Total deferred tax liabilities	(87,036)	(62,264)

Net deferred tax assets	$17,600	$32,080

The valuation allowances at December 31, 2012 and 2011 are entirely attributable to the state deferred tax assets pertaining to the related state tax loss carryforwards that are not anticipated to generate a tax benefit.

The Company’s Canadian subsidiary has generated taxable losses totaling $159.0 million. The above losses were the result of the underutilization of its facility, which was acquired and expanded primarily for production under a long-term supply agreement. They were not the result of an unfavorable contract or unprofitable per unit production. In 2007, the Company entered into a long-term agreement with an aircraft manufacturer to be the sole supplier, through the Company’s Canadian subsidiary, of critical parts for installation on its signature aircraft through 2021. This signature aircraft has suffered a series of well-publicized delays relating to the manufacturers production of the aircraft. The Canadian subsidiary’s facility was built for full-rate production of ten ship sets (one ship set represents all the parts for one plane) per month; however, to date it has not produced at a rate exceeding four ship sets per month. The aircraft manufacturer’s current production schedule indicates the facility will achieve full-rate production of ten ship sets per month in the fourth quarter of 2013.

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

The FASB’s authoritative guidance requires the Company to balance the negative evidence of recent losses against the positive evidence supporting the net operating loss carry-forwards. The FASB’s authoritative guidance further indicates that cumulative losses are an indicator that is difficult to overcome that tax loss carry-forwards should be impaired. In the Company’s judgment, for the reasons identified above, the positive evidence of its firm contract, the backlog of orders for the signature aircraft, and the ongoing ramp-up to full-rate production, significantly mitigates the effect of the cumulative losses and which, on an aggregate basis as of December 31, 2012, is more likely than not sufficient to support the realization of the Canadian subsidiary’s net deferred tax asset of $33.3 million. The Company will continue to regularly review the assumptions underlying this assessment and, to the extent necessary, make adjustments in future periods.

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

The Company’s unrecognized tax benefits principally relate to the sale of products and provision of services by the U.S. companies to their foreign affiliates. The current year increase in prior period positions reflected above primarily relates to certain proposed adjustments by the Internal Revenue Service (“IRS”) in their examination of the Company’s 2009 tax return which affect the time period in which such amounts should be reflected in its tax returns.

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

A change of one quarter of a percentage point in the expected rate of return on plan assets would have the following effect on the defined benefit plan:

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

A change of one quarter of a percentage point in the discount rate of 4.10% used at December 31, 2012 would have the following effect on the defined benefit plans:

	–.25%		+.25%
Effect on total projected benefit obligation (PBO) (in millions)	+$	4.3	–$	4.3
Effect on subsequent years periodic pension expense (in millions)	+$	0.3	–$	0.3

A change of one quarter of a percentage point in the discount rate of 4.10% used at December 31, 2012 would have the following effect on the postretirement medical plan:

	–.25%		+.25%
Effect on total net periodic benefit cost (in millions)	+$	0.1	–$	0.1
Effect on accumulated postretirement benefit obligation (in millions)	+$	1.3	–$	1.3

A change of one percentage point in the trend rate of 6.78% used at December 31, 2012 would have the following effect on the postretirement medical plan:

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

Equities — The plans hold common stock in a limited partnership with the assets of other plan sponsors. The fair values of these securities held in the partnerships are based upon quoted market prices.

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

Approximately 23,000 shares have been purchased under the ESPP since its inception. As of December 31, 2012, more than 1.9 million shares of the Company’s Common Stock remained available for future purchase under the ESPP.

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

Note 11—UNEARNED REVENUE:

The Company reported liabilities of $38,011 and $27,831 for unearned revenue balances as of December 31, 2012 and 2011, respectively. These balances represented payments received in advance, primarily from energy market customers on long-term orders to fund working capital requirements. Amounts expected to be realized within one year, which represent the majority of the balance, are recorded as current liabilities. The remaining amount is recorded as a non-current liability. Unearned revenue balances are presented in the following table:

	December 31,
	2012 (as restated)	2011 (as revised)
Current unearned revenue	$24,998	$19,716
Non-current unearned revenue	13,013	8,115

Total unearned revenue	$38,011	$27,831

Note 12—TRANSACTIONS WITH RELATED PARTIES:

The Company did not enter into any significant related-party transactions during the years ended December 31, 2012, 2011, and 2010.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 13—SEGMENT REPORTING:

The Company’s chief operating decision maker is the Vice Chair, President, and Chief Executive Officer. As of January 1, 2013, the Company conducts its operations in two reportable segments: the Titanium Segment and the EP&S Segment. Historical results have been conformed to reflect the two-segment format. Refer to Note 1 for a description of each reportable segment.

The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products. Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes. A summary of financial information by reportable segment is as follows:

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Net sales:
Titanium Segment	$360,950	$337,844	$260,104
Intersegment sales	179,389	152,177	89,219

Total Titanium Segment sales	540,339	490,021	349,323

Engineered Products and Services Segment	347,140	163,444	146,387
Intersegment sales	83,155	62,603	54,775

Total Engineered Products and Services Segment sales	430,295	226,047	201,162

Eliminations	(262,544)	(214,780)	(143,994)

Total consolidated net sales	$708,090	$501,288	$406,491

Operating income (loss):
Titanium Segment before corporate allocations	$58,236	$52,518	$35,921
Corporate allocations	(19,477)	(15,784)	(14,681)

Total Titanium Segment operating income	38,759	36,734	21,240

Engineered Products and Services Segment before corporate allocations	23,437	5,518	5,539
Corporate allocations	(15,085)	(18,200)	(12,967)

Total Engineered Products and Services Segment operating income (loss)	8,352	(12,682)	(7,428)

Total consolidated operating income	47,111	24,052	13,812
Other income (expense), net	(501)	56	(622)
Interest expense, net	(17,778)	(15,645)	(1,619)

Total consolidated income before income taxes	$28,832	$8,463	$11,571

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Revenue by market information:
Titanium Segment
Commercial aerospace	$219,945	$191,470	$142,270
Defense	108,948	106,101	82,410
Energy, medical, and other	32,057	40,273	35,424

Total Titanium Segment net sales	360,950	337,844	260,104
Engineered Products and Services Segment
Commercial aerospace	$168,760	$100,779	$70,732
Defense	53,435	35,426	38,784
Energy, medical, and other	124,945	27,239	36,871

Total Engineered Products and Services Segment net sales	347,140	163,444	146,387

Total consolidated net sales	$708,090	$501,288	$406,491

Geographic location of trade sales:
United States	$458,351	$322,445	$259,658
France	72,810	51,951	39,936
England	52,934	41,963	44,037
Germany	40,011	38,976	24,516
Spain	16,285	7,702	5,236
Canada	12,723	10,063	9,176
Italy	11,575	3,660	5,828
Malaysia	10,624	1,962	3,667
Japan	9,389	4,580	7,820
Austria	7,162	7,993	2,518
Other countries	16,226	9,993	4,099

Total trade sales	$708,090	$501,288	$406,491

Capital expenditures:
Titanium Segment	$44,741	$36,008	$24,399
Engineered Products and Services Segment	16,797	2,837	4,233

Total capital expenditures	$61,538	$38,845	$28,632

Depreciation and amortization:
Titanium Segment	$18,455	$14,290	$13,733
Engineered Products and Services Segment	22,703	8,185	8,360

Total depreciation and amortization	$41,158	$22,475	$22,093

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2012 (as restated)	2011 (as revised)	2010 (as revised)
Property, plant, and equipment:
United States	$591,526	$475,999	$434,665
England	16,017	14,473	5,302
France	1,312	1,022	832
Canada	64,924	64,132	65,938
Less: Accumulated depreciation	(297,830)	(266,251)	(246,280)

Property, plant, and equipment, net	$375,949	$289,375	$260,457

Total assets:
Titanium Segment	$576,786	$502,671	$477,811
Engineered Products and Services Segment	577,317	300,301	250,683
Assets of discontinued operations	14,741	16,083	11,313
General corporate assets	83,637	309,365	371,498

Total consolidated assets	$1,252,481	$1,128,420	$1,111,305

In the years ended December 31, 2012, 2011, and 2010, export sales were $249,739, $178,843, and $146,833, respectively, principally to customers in Western Europe.

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

The Company’s leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.63 at December 31, 2012. If this ratio were to exceed 3.50 to 1, the Company would be in default under the Credit Agreement.

The Company’s coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 13.95 at December 31, 2012. If this ratio were to fall below 2.0 to 1, the Company would be in default under the Credit Agreement.

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

Performance Share Awards

The Company also maintains performance share awards for executive officers and certain key managers. The purpose of the performance share awards is to more closely align the compensation of the Company’s executives and key managers with the interests of the Company’s shareholders. These performance share awards will earn shares of the Company’s Common Stock in amounts ranging from 0% to 200% of the target number of shares based upon the total shareholder return of the Company compared to the total shareholder return of a designated peer group over a pre-determined performance period.

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

The condensed financial statements have been restated to reflect the correction of an error in the Company’s revenue recognition policy for certain long-term contracts mainly related to energy-market projects. Refer to Note 2 for further details on the restatement. The following summary tables present the effect of restatement or revision, as indicated, and the effects of reporting RTI Pierce Spafford as a discontinued operation, as applicable, on the Condensed Consolidating Financial Statements. The Condensed Consolidating Financial Statements which follow the summary tables present the statements as restated or revised as indicated, and recast. There was no impact on previously reported amounts in the Condensed Consolidating Statements of Cash Flows.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statements of Operations — Restatement Adjustments:

	Year Ended December 31, 2012
	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net sales	$—	$—	$503,018	$503,018	$448,091	$417,573	$(212,501)	$(212,501)	$738,608	$708,090
Cost and expenses:
Cost of Sales	—	—	426,083	426,268	374,495	354,695	(212,501)	(212,501)	588,077	568,462
Operating income (loss)	3,006	3,006	27,245	27,060	24,779	17,045	—	—	55,030	47,111
Equity in earnings of subsidiaries	30,907	25,832	5,419	5,419	2,138	2,138	(38,464)	(33,389)	—	—
Income before income taxes	17,211	12,136	32,907	32,722	25,114	17,363	(38,464)	(33,389)	36,768	28,832
Provision for (benefit from) income taxes	(6,304)	(6,304)	10,726	10,726	8,831	5,970	—	—	13,253	10,392
Net income	$23,515	$20,140	$22,181	$21,996	$16,283	$13,093	$(38,464)	$(35,089)	$23,515	$20,140
Comprehensive income	$18,004	$14,629	$14,650	$14,465	$18,841	$15,651	$(33,491)	$(30,116)	$18,004	$14,629

	Year Ended December 31, 2011
	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net sales	$—	$—	$347,963	$347,963	$357,546	$329,155	$(175,830)	$(175,830)	$529,679	$501,288
Cost and expenses:
Cost of Sales	—	—	296,066	296,066	308,771	287,424	(175,830)	(175,830)	429,007	407,660
Operating income (loss)	(981)	(981)	26,079	26,079	2,663	(1,046)	—	—	27,761	24,052
Equity in earnings of subsidiaries	18,926	16,568	6,128	6,128	(1,055)	(1,055)	(23,999)	(21,641)	—	—
Income before income taxes	1,554	(804)	33,966	33,966	614	(3,058)	(23,999)	(21,641)	12,135	8,463
Provision for (benefit from) income taxes	(4,998)	(4,998)	10,257	10,257	324	(990)	—	—	5,583	4,269
Net income	$6,552	$6,032	$23,709	$23,709	$290	$(230)	$(23,999)	$(23,479)	$6,552	$6,032
Comprehensive income	$(322)	$(842)	$19,646	$19,646	$(1,586)	$(2,106)	$(18,060)	$(17,540)	$(322)	$(842)

	Year Ended December 31, 2010
	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net sales	$12,372	$12,372	$253,754	$253,754	$279,730	$254,428	$(114,063)	$(114,063)	$431,793	$406,491
Cost and expenses:
Cost of Sales	—	—	221,351	221,351	248,620	226,838	(114,063)	(114,063)	355,908	334,126
Operating income (loss)	3,072	3,072	19,181	19,181	(8,192)	(8,441)	—	—	14,061	13,812
Equity in earnings of subsidiaries	5,701	5,544	2,617	2,617	(2,282)	(2,282)	(6,036)	(5,879)	—	—
Income before income taxes	6,071	5,914	26,322	26,322	(14,537)	(14,786)	(6,036)	(5,879)	11,820	11,571
Provision for (benefit from) income taxes	2,654	2,654	7,444	7,444	(1,695)	(1,787)	—	—	8,403	8,311
Net income	$3,417	$3,570	$18,878	$18,878	$(12,842)	$(12,689)	$(6,036)	$(6,189)	$3,417	$3,570
Comprehensive income	$4,643	$4,796	$16,038	$16,038	$(6,861)	$(6,708)	$(9,177)	$(9,330)	$4,643	$4,796

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheets — Restatement Adjustments:

	December 31, 2012
	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
ASSETS
Receivables, net	$126	$126	$72,773	$72,773	$63,089	$59,639	$(27,221)	$(27,221)	$108,767	$105,317
Inventories, net	—	—	221,174	220,989	184,115	164,127	—	—	405,289	385,116
Cost in excess of billings	—	—	—	—	—	2,260	—	—	—	2,260
Deferred income taxes	26,478	26,478	2,351	2,543	70	2,359	—	—	28,899	31,380
Other current assets	5,410	5,410	2,072	2,072	3,227	3,788	—	—	10,709	11,270
Current assets	32,014	32,014	385,653	385,660	260,408	256,821	(27,221)	(27,221)	650,854	647,274
Goodwill	—	—	98,925	93,665	38,326	36,945	—	—	137,251	130,610
Other noncurrent assets	4,117	4,117	892	892	835	3,857	—	—	5,844	8,866
Intercompany investments	984,901	980,867	26,814	26,814	3,736	3,736	(1,015,451)	(1,011,417)	—	—
Total assets	$1,022,359	$1,018,325	$888,660	$883,407	$424,283	$422,290	$(1,075,575)	$(1,071,541)	$1,259,727	$1,252,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned revenue-current	—	—	689	689	25,475	24,309	—	—	26,164	24,998
Total current liabilities	11,365	11,365	96,340	96,340	96,319	95,153	(27,221)	(27,221)	176,803	175,637
Deferred income taxes	54,222	54,222	26,568	21,590	3,475	3,475	(32,903)	(32,903)	51,452	46,384
Unearned revenue-noncurrent	—	—	—	—	9,991	13,013	—	—	9,991	13,013
Total liabilities	276,790	276,790	305,553	300,485	214,252	216,108	(282,437)	(282,437)	514,158	510,946
Shareholders’ equity	745,569	741,535	583,107	582,922	210,031	206,182	(793,138)	(789,104)	745,569	741,535
Total liabilities and shareholders’ equity	$1,022,359	$1,018,325	$888,660	$883,407	$424,283	$422,290	$(1,075,575)	$(1,071,541)	$1,259,727	$1,252,481

	December 31, 2011
	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
ASSETS
Inventories, net	$—	$—	$136,695	$136,695	$138,364	$123,157	$—	$—	$275,059	$259,852
Cost in excess of billings	—	—	—	—	—	400	—	—	—	400
Deferred income taxes	17,177	17,177	1,399	1,399	98	465	—	—	18,674	19,041
Other current assets	9,351	9,351	883	883	2,034	2,324	(2,336)	(2,336)	9,932	10,222
Current assets	26,879	26,879	503,002	503,002	207,111	206,113	(22,871)	(22,871)	714,121	713,123
Other noncurrent assets	4,697	4,697	36	36	440	4,023	—	—	5,173	8,756
Intercompany investments	938,825	938,166	21,400	21,400	1,598	1,598	(961,823)	(961,164)	—	—
Total assets	$971,110	$970,451	$805,914	$805,914	$361,573	$362,718	$(1,011,322)	$(1,010,663)	$1,127,275	$1,128,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned revenue-current	—	—	—	—	21,495	19,716	—	—	21,495	19,716
Total current liabilities	12,729	12,729	62,535	62,535	76,038	74,259	(22,871)	(22,871)	128,431	126,652
Unearned revenue-noncurrent	—	—	—	—	4,532	8,115	—	—	4,532	8,115
Total liabilities	248,358	248,358	225,711	225,711	185,787	187,591	(255,333)	(255,333)	404,523	406,327
Shareholders’ equity	722,752	722,093	580,203	580,203	175,786	175,127	(755,989)	(755,330)	722,752	722,093
Total liabilities and shareholders’ equity	$971,110	$970,451	$805,914	$805,914	$361,573	$362,718	$(1,011,322)	$(1,010,663)	$1,127,275	$1,128,420

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of December 31, 2012 and 2011 and for the three years ended December 31, 2012:

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2012

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$503,018	$417,573	$(212,501)	$708,090
Costs and expenses:
Cost of sales	—	426,268	354,695	(212,501)	568,462
Selling, general, and administrative expenses(1)	(3,101)	45,316	45,771	—	87,986
Research, technical, and product development expenses	95	4,007	62	—	4,164
Asset and asset-related charges (income)	—	367	—	—	367

Operating income (loss)	3,006	27,060	17,045	—	47,111
Other income (expense), net	(63)	38	(476)	—	(501)
Interest income (expense), net	(16,639)	205	(1,344)	—	(17,778)
Equity in earnings of subsidiaries	25,832	5,419	2,138	(33,389)	—

Income before income taxes	12,136	32,722	17,363	(33,389)	28,832
Provision for (benefit from) income taxes	(6,304)	10,726	5,970	—	10,392

Net income attributable to continuing operations	$18,440	$21,996	$11,393	$(33,389)	$18,440

Net income attributable to discontinued operations, net of tax	1,700	—	1,700	(1,700)	1,700

Net income	20,140	21,996	13,093	(35,089)	20,140

Comprehensive income	$14,629	$14,465	$15,651	$(30,116)	$14,629

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses. A credit in the Parent’s SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,283	$9,907	$—	$97,190
Receivables, net	126	72,773	59,639	(27,221)	105,317
Inventories, net	—	220,989	164,127	—	385,116
Costs in excess of billings	—	—	2,260	—	2,260
Deferred income taxes	26,478	2,543	2,359	—	31,380
Assets of discontinued operations	—	—	14,741	—	14,741
Other current assets	5,410	2,072	3,788	—	11,270

Total current assets	32,014	385,660	256,821	(27,221)	647,274
Property, plant, and equipment, net	1,327	308,467	66,155	—	375,949
Goodwill	—	93,665	36,945	—	130,610
Other intangible assets, net	—	35,152	21,343	—	56,495
Deferred income taxes	—	32,757	33,433	(32,903)	33,287
Other noncurrent assets	4,117	892	3,857	—	8,866
Intercompany investments	980,867	26,814	3,736	(1,011,417)	—

Total assets	$1,018,325	$883,407	$422,290	$(1,071,541)	$1,252,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$70,086	$47,619	$(27,221)	$91,661
Accrued wages and other employee costs	6,519	16,368	11,209	—	34,096
Unearned revenue	—	689	24,309	—	24,998
Liabilities of discontinued operations	—	—	2,332	—	2,332
Other accrued liabilities	3,669	9,197	9,684	—	22,550

Total current liabilities	11,365	96,340	95,153	(27,221)	175,637
Long-term debt	196,644	1,693	—	—	198,337
Intercompany debt	—	118,229	104,084	(222,313)	—
Liability for post-retirement benefits	—	45,066	—	—	45,066
Liability for pension benefits	6,419	14,133	159	—	20,711
Deferred income taxes	54,222	21,590	3,475	(32,903)	46,384
Unearned revenue	—	—	13,013	—	13,013
Other noncurrent liabilities	8,140	3,434	224	—	11,798

Total liabilities	276,790	300,485	216,108	(282,437)	510,946

Shareholders’ equity	741,535	582,922	206,182	(789,104)	741,535

Total liabilities and shareholders’ equity	$1,018,325	$883,407	$422,290	$(1,071,541)	$1,252,481

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

2012	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Restated)	4th Quarter (As Restated)
Net Sales	$154,070	$184,462	$182,545	$187,013
Gross profit	32,507	34,019	33,650	39,452
Operating income	10,609	10,237	9,296	16,969
Net income from continuing operations	4,058	4,093	3,199	7,090
Earnings per share attributable to continuing operations:
Basic	$0.13	$0.14	$0.11	$0.23
Diluted	$0.13	$0.13	$0.11	$0.23
Earnings per share attributable to discontinued operations:
Basic	$0.02	$0.01	$0.01	$0.01
Diluted	$0.02	$0.01	$0.01	$0.01

2011	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Revised)	4th Quarter (As Revised)
Net Sales	$111,800	$118,007	$136,853	$134,628
Gross profit	23,312	24,183	22,851	23,282
Operating income	7,630	6,482	6,310	3,630
Net income from continuing operations	1,497	2,117	1,167	(587)
Earnings per share attributable to continuing operations:
Basic	$0.05	$0.07	$0.04	$(0.02)
Diluted	$0.05	$0.07	$0.04	$(0.02)
Earnings per share attributable to discontinued operations:
Basic	$0.01	$0.02	$0.02	$0.01
Diluted	$0.01	$0.02	$0.02	$0.01

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

In connection with the restatements of our Consolidated Financial Statements for the year ended December 31, 2012 as discussed in Note 2, as reported on Amendment No. 1 and the other material weaknesses identified in connection with Amendment No. 1, management, under the supervision of and with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012. Notwithstanding the existence of the material weaknesses described below, based upon the work performed during the restatement process, the Company’s management concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operations, and cash flows for the interim and annual periods presented herein.

Management’s report on internal control over financial reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, in Management’s report on internal control over financial reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2012, management had concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. In connection with the first restatement of the financial statements included in Amendment No. 1, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of its internal control over financial reporting and concluded that, because material weaknesses, as discussed below, existed as of December 31, 2012, the Company’s internal control over financial reporting was not effective as of December 31, 2012. Management has determined that the second restatement described in Note 2 to the consolidated financial statements was an additional result of the material weakness in revenue recognition described below. Accordingly, the second restatement did not affect Management’s conclusion on internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses in internal control over financial reporting discovered in connection with the first restatement of the financial statements included in Amendment No. 1, are as follows:

The Company did not design effective controls over the completeness, accuracy and timing of revenue recognition and related costs at certain businesses within its EP&S segment. Specifically, the Company did not design controls to assess whether certain customer contracts should be accounted for using a percentage of completion model and did not design controls to apply percentage of completion accounting which impacted the revenue, cost of goods sold, inventory and costs in excess of billings accounts and the related disclosures. This material weakness resulted in the first and second restatements of the Company’s Consolidated Financial

Statements for the year ended December 31, 2012 and the Condensed Consolidated Financial Statements for the interim periods in 2012, and with respect to the first restatement, to each of the three months ended March 31, 2011 and June 30, 2011, as well as revisions to the December 31, 2011 and 2010 Consolidated Financial Statements, the Condensed Consolidated Financial Statements for the six months ended June 30, 2011 and for the three and nine months ended September 30, 2011. In addition, this material weakness could result in a further misstatement to the aforementioned accounts and disclosures that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

The Company did not maintain effective risk assessment controls to evaluate the financial reporting impacts that recent acquisitions and other related changes to the business could have on certain other internal control processes. This material weakness contributed to material weaknesses related to the accounting for business combinations, implementation of controls in certain newly acquired entities and the annual impairment assessment of goodwill as described in further detail below:

(1)	The Company did not design effective controls over the accuracy of the fair value of assets acquired and liabilities assumed in a business combination, including the valuation of acquired intangible assets.

(2)	The Company did not design and maintain certain controls at its recently acquired Advanced Forming division. Specifically, controls over journal entries were not effectively designed to provide reasonable assurance that journal entries were appropriately recorded or that they were properly reviewed for validity, accuracy, and completeness for substantially all of the accounts. In addition, the Company did not design and maintain controls to ensure the accuracy and existence of revenue and accounts receivables, the valuation of inventory and the accuracy of cost of goods sold at this division.

(3)	The Company did not design effective controls over the annual goodwill impairment analysis, including controls over the accuracy of inputs to the reporting unit enterprise valuation and the accuracy and completeness of qualitative impairment consideration.

The material weaknesses related to risk assessment, acquisition purchase accounting, Advanced Forming and goodwill impairment analysis did not result in any material misstatements to the financial statements. However, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Management’s remediation initiatives

The Company has started the evaluation process associated with remediation of the material weaknesses that have been described above. The Company will continue to take measures, including engaging service providers, that may be necessary and advisable so as to institute measures to address these material weaknesses.

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

Dated: November 12, 2013

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