Form 10-Q
period 2013-09-30
RTI INTERNATIONAL METALS INC
filed 2013-11-12
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of November 1, 2013 was 30,557,195.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (As Restated)	2013	2012 (As Restated)
Net sales	$196,532	$182,545	$588,514	$521,077
Cost and expenses:
Cost of sales	151,435	148,895	460,192	420,901
Selling, general, and administrative expenses	22,491	21,725	70,040	65,236
Research, technical, and product development expenses	1,041	1,012	3,024	3,181
Asset and asset-related charges	—	1,617	—	1,617

Operating income	21,565	9,296	55,258	30,142
Other income (expense), net	(294)	16	965	318
Interest income	78	18	159	133
Interest expense	(7,387)	(4,708)	(32,876)	(13,195)

Income before income taxes	13,962	4,622	23,506	17,398
Provision for income taxes	1,670	1,423	3,507	6,048

Net income attributable to continuing operations	$12,292	$3,199	$19,999	$11,350

Net income (loss) attributable to discontinued operations, net of tax	—	389	(156)	1,413

Net income	$12,292	$3,588	$19,843	$12,763

Earnings per share attributable to continuing operations:
Basic	$0.40	$0.11	$0.66	$0.37

Diluted	$0.37	$0.11	$0.65	$0.37

Earnings (loss) per share attributable to discontinued operations:
Basic	$—	$0.01	$(0.01)	$0.05

Diluted	$—	$0.01	$(0.01)	$0.05

Weighted-average shares outstanding:
Basic	30,325,662	30,137,187	30,285,004	30,117,204

Diluted	40,374,609	30,247,372	30,498,847	30,232,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (As Restated)	2013	2012 (As Restated)
Net income	$12,292	$3,588	$19,843	$12,763

Other comprehensive income (loss):
Foreign currency translation, net of tax of $1,449, $2,427, $(2,471) and $2,220	2,691	4,508	(4,589)	4,123
Unrealized gains (losses) on investments, net of tax of $10, $0, $(2) and $0	18	—	(4)	—
Realized losses on investments, net of tax of $0, $0, $0 and $4	—	—	—	8
Benefit plan amortization, net of tax of $767, $725, $4,572, and $2,175	1,250	1,201	9,324	3,608

Other comprehensive income (loss), net of tax	3,959	5,709	4,731	7,739

Comprehensive income	$16,251	$9,297	$24,574	$20,502

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$315,021	$97,190
Short-term investments	45,187	—
Receivables, less allowance for doubtful accounts of $736 and $722	118,827	105,317
Inventories, net	420,400	385,116
Costs in excess of billings	3,425	2,260
Deferred income taxes	31,406	31,380
Assets of discontinued operations	—	14,741
Other current assets	23,041	11,270

Total current assets	957,307	647,274
Property, plant, and equipment, net	367,849	375,949
Goodwill	129,838	130,610
Other intangible assets, net	53,042	56,495
Deferred income taxes	29,435	33,287
Other noncurrent assets	14,910	8,866

Total assets	$1,552,381	$1,252,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,039	$91,661
Accrued wages and other employee costs	29,801	34,096
Unearned revenues	38,467	24,998
Liabilities of discontinued operations	—	2,332
Other accrued liabilities	26,037	22,550

Total current liabilities	169,344	175,637
Long-term debt	419,249	198,337
Liability for post-retirement benefits	44,112	45,066
Liability for pension benefits	10,297	20,711
Deferred income taxes	73,882	46,384
Unearned revenues	12,033	13,013
Other noncurrent liabilities	12,134	11,798

Total liabilities	741,051	510,946

Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,360,663 and 31,136,899 shares issued; 30,554,253 and 30,354,324 shares outstanding	314	311
Additional paid-in capital	530,415	484,798
Treasury stock, at cost; 806,410 and 782,575 shares	(18,798)	(18,399)
Accumulated other comprehensive loss	(39,991)	(44,722)
Retained earnings	339,390	319,547

Total shareholders’ equity.	811,330	741,535

Total liabilities and shareholders’ equity	$1,552,381	$1,252,481

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2013	2012 (As Restated)
OPERATING ACTIVITIES:
Net income	$19,843	$12,763
Adjustment for non-cash items included in net income:
Depreciation and amortization	32,469	29,405
Asset and asset related charges	—	1,617
Goodwill impairments	484	—
Deferred income taxes	349	(4,717)
Stock-based compensation	4,543	3,658
Excess tax benefits from stock-based compensation activity	(405)	(100)
Amortization of discount on long-term debt	10,592	7,192
Deferred financing cost writedown	1,498	—
Other	1,115	1,498

Changes in assets and liabilities:
Receivables	(14,169)	(11,799)
Inventories	(36,394)	(71,352)
Accounts payable	(11,866)	10,424
Income taxes payable	(11,566)	8,893
Unearned revenue	13,502	8,907
Cost in excess of billings	(1,165)	(1,751)
Other current assets and liabilities	(2,493)	(7,181)
Other assets and liabilities	3	(12,907)

Cash provided by (used in) operating activities	6,340	(25,450)

INVESTING ACTIVITIES:
Purchase of investments	(128,324)	(4,037)
Maturity/sale of investments	82,957	176,809
Capital expenditures	(26,357)	(47,879)
Divestitures	10,475	—
Acquisitions, net of cash acquired	—	(182,811)

Cash used in investing activities	(61,249)	(57,918)

FINANCING ACTIVITIES:
Borrowings on long-term debt	402,500	—
Repayments on long-term debt	(120,590)	(543)
Deferred financing costs	(12,370)	(823)
Proceeds from exercise of employee stock options	1,960	335
Excess tax benefits from stock-based compensation activity	405	100
Purchase of common stock held in treasury	(399)	(742)

Cash provided by (used in) financing activities	271,506	(1,673)

Effect of exchange rate changes on cash and cash equivalents	1,234	1,588

Increase (decrease) in cash and cash equivalents	217,831	(83,453)
Cash and cash equivalents at beginning of period	97,190	156,842

Cash and cash equivalents at end of period	$315,021	$73,389

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at December 31, 2012 (As Restated)	30,354,324	$311	$484,798	$(18,399)	$319,547	$(44,722)	$741,535
Net income	—	—	—	—	19,843	—	19,843
Other comprehensive income, net	—	—	—	—	—	4,731	4,731
Shares issued for directors’ compensation	25,574	—	—	—	—	—	—
Shares issued for restricted stock award plans	91,282	1	1	—	—	—	2
Stock-based compensation expense recognized	—	—	4,543	—	—	—	4,543
Treasury stock purchased at cost	(14,116)	—	—	(399)	—	—	(399)
Exercise of employee options	97,432	2	1,699	—	—	—	1,701
Forfeiture of restricted stock awards	(9,719)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	(210)	—	—	—	(210)
Shares issued for employee stock purchase plan	9,476	—	260	—	—	—	260
Recognition of Equity component of 2019 Convertible Notes, net of deferred taxes	—	—	52,687	—	—	—	52,687
Derecognition of equity component of 2015 Convertible Notes, net of deferred taxes	—	—	(13,363)	—	—	—	(13,363)

Balance at September 30, 2013	30,554,253	$314	$530,415	$(18,798)	$339,390	$(39,991)	$811,330

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

The balance sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s second amended Annual Report on Form 10-K/A for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2013.

Note 2—RESTATEMENTS AND REVISIONS:

The Company historically recognized revenues for certain of its long-term contracts upon the delivery of products or the performance of services. In July 2013, the Company began a review of these contracts, and determined that for certain of these contracts, this treatment was incorrect, and a project-based accounting model would be more appropriate. As such, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A (“Amendment No. 1”) on September 24, 2013 to correctly present the Consolidated Financial Statements as if these contracts were accounted for using the percentage-of-completion accounting model under Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, as well as other related adjustments. ASC 605-35 requires that management continually update estimates of projected revenues and costs for each contract to determine the appropriate amount of revenue and costs to recognize in each period. For certain contracts, since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates were not available for historical periods and it was not practicable to create such estimates. As a result, revenues and costs under these contracts have been recorded in equal amounts using the zero profit method under ASC 605-35 until the period when the Company believed it would have been able to estimate its remaining revenues and costs, at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered.

In connection with the preparation of Amendment No. 1, multiple spreadsheets had been created and used to calculate the historic revenue and costs of goods sold under the contracts requiring application of the percentage of-completion methodology under ASC 605-35. During the Company’s third quarter closing process, the Company determined that one of these spreadsheets inadvertently contained computational errors resulting in an inaccurate calculation of the revenues and costs of sales for these contracts. As a result, the Company filed its second amended Annual Report on Form 10-K/A for the year ended December 31, 2012 (“Amendment No. 2”), with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 were restated in Amendment No. 1 and Amendment No. 2. In conjunction with Amendment No. 2, the Company also made immaterial corrections associated with its acquisition of its RTI Remmele Engineering and RTI Remmele Medical subsidiaries which increased current deferred tax assets $192, while decreasing goodwill and non-current deferred tax liabilities by $5,260 and $5,068, respectively. The effects of the restatements on the Condensed Consolidated Financial Statements as previously filed for the three and nine months ended September 30, 2012 and the Condensed Consolidated Balance Sheet as of December 31, 2012 are presented below. Columns labeled “Second Restatement Adjustment” represent the reconciling difference between Amendment No. 1 and Amendment No. 2. Additionally, the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and the Condensed Consolidated Balance Sheet as of December 31, 2012 have been recast for the effects of reporting RTI Pierce Spafford as a discontinued operation.

The Condensed Consolidated Financial Statements have been restated for the three and nine months ended September 30, 2012 and for the year ended December 31, 2012 as follows:

	Three Months Ended September 30, 2012
	Previously Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Condensed Consolidated Statement of Operations
Net sales	$189,075	$439	$259	$189,773	$(7,228)	$182,545
Cost of sales	151,128	3,689	19	154,836	(5,941)	148,895
Operating income	12,884	(3,250)	240	9,874	(578)	9,296
Income before income taxes	8,226	(3,250)	240	5,216	(594)	4,622
Provision for income taxes	2,601	(1,049)	76	1,628	(205)	1,423
Net income attributable to continuing operations	5,625	(2,201)	164	3,588	(389)	3,199
Basic earnings per share—continuing operations	$0.19	$(0.07)	$0.01	$0.12	$(0.01)	$0.11
Diluted earnings per share—continuing operations	$0.19	$(0.07)	$0.01	$0.12	$(0.01)	$0.11

	Nine Months Ended September 30, 2012
	Previously Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Condensed Consolidated Statement of Operations
Net sales	$542,202	$1,600	$752	$544,554	$(23,477)	$521,077
Cost of sales	432,054	7,583	276	439,913	(19,012)	420,901
Operating income	37,836	(5,983)	476	32,329	(2,187)	30,142
Income before income taxes	25,108	(5,983)	476	19,601	(2,203)	17,398
Provision for income taxes	8,695	(2,017)	160	6,838	(790)	6,048
Net income attributable to continuing operations	16,413	(3,966)	316	12,763	(1,413)	11,350
Basic earnings per share—continuing operations	$0.54	$(0.13)	$0.01	$0.42	$(0.05)	$0.37
Diluted earnings per share—continuing operations	$0.54	$(0.13)	$0.01	$0.42	$(0.05)	$0.37

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	December 31, 2012
	Previously Reported	First Restatement Adjustment	Second Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Condensed Consolidated Balance Sheet
Receivables	$108,767	$—	$(1,261)	$107,506	$(2,189)	$105,317
Inventories, net	405,289	(5,208)	(3,841)	396,240	(11,124)	385,116
Cost in excess of billings	—	1,841	419	2,260	—	2,260
Deferred income taxes	28,899	1,733	748	31,380	—	31,380
Assets of discontinued operations	—	—	—	—	14,741	14,741
Other current assets	10,709	561	—	11,270	—	11,270
Total current assets	650,854	(1,073)	(3,935)	645,846	1,428	647,274
Property, plant and equipment, net	375,996	—	—	375,996	(47)	375,949
Goodwill	137,251	—	(5,260)	131,991	(1,381)	130,610
Other noncurrent assets	5,844	3,022	—	8,866	—	8,866
Total assets	1,259,727	1,949	(9,195)	1,252,481	—	1,252,481
Accounts payable	93,656	—	—	93,656	(1,995)	91,661
Accrued wages and other employment costs	34,433	—	—	34,433	(337)	34,096
Unearned revenues	26,164	1,984	(3,150)	24,998	—	24,998
Liabilities of discontinued operations	—	—	—	—	2,332	2,332
Total current liabilities	176,803	1,984	(3,150)	175,637	—	175,637
Deferred income taxes	51,452	—	(5,068)	46,384	—	46,384
Unearned revenues	9,991	3,022	—	13,013	—	13,013
Total liabilities	514,158	5,006	(8,218)	510,946	—	510,946
Retained earnings	323,581	(3,057)	(977)	319,547	—	319,547
Total shareholders’ equity	745,569	(3,057)	(977)	741,535	—	741,535
Total liabilities and shareholders’ equity	1,259,727	1,949	(9,195)	1,252,481	—	1,252,481

	Nine Months Ended September 30, 2012
	Previously	First Restatement	Second Restatement	As
	Reported	Adjustment	Adjustment	Corrected
Condensed Consolidated Statement of Cash Flows
Operating Activities:
Net income	$16,413	$(3,966)	$316	$12,763
Adjustment for non-cash items included in net income:
Deferred income taxes	(2,860)	(2,017)	160	(4,717)
Other	675	—	823	1,498
Changes in assets and liabilities:
Inventories	(81,086)	5,785	3,949	(71,352)
Unearned revenue	11,581	350	(3,024)	8,907
Cost in excess of billings	—	(350)	(1,401)	(1,751)
Other current assets and liabilities	(6,844)	(145)	(192)	(7,181)
Other assets and liabilities	(13,442)	343	192	(12,907)
Cash used in operating activities	(26,273)	—	823	(25,450)
Financing Activities:
Deferred financing costs	—	—	(823)	(823)
Cash used in financing activities	(850)	—	(823)	(1,673)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Revision of Prior Period Financial Statements

The Company has determined that the impact of errors related to the second amendment of its Annual Report on Form 10-K/A on the quarterly periods in 2013 was not material to the Quarterly Reports on Form 10-Q for March 31, 2013 and June 30, 2013, respectively, and has corrected the impact of the 2013 errors in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2013. Therefore, the Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and the three and six months ended June 30, 2013 will be revised in future filings. For the three months ended March 31, 2013, Net Sales were overstated by $662 and Cost of Sales was overstated by $26, resulting in an overstatement of Operating Income of $636. For the three months ended June 30, 2013, Net Sales were overstated by $206 and Cost of Sales was understated by $15, resulting in an overstatement of Operating Income of $221. The results for the three and nine months ended September 30, 2013 include an out of period adjustment related to the correction of the error from 2011 as a result of the errors related to Amendment No. 2, which decreased operating income $202. The reconciling difference between the “As Revised” balances for the three months ended March 31, 2013, presented below, and the balances reported in the March 31, 2013 Form 10-Q/A is the column labeled “Revision Adjustment.” The effects of the revision on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the periods ending March 31, 2013 and June 30, 2013, and the Condensed Consolidated Balance Sheets at March 31, 2013 and June 30, 2013 are presented below.

Condensed Consolidated Statements of Operations:

	Three months ended March 31, 2013				Three months ended June 30, 2013			Six months ended June 30, 2013
	As Reported	Restatement Adjustment	Revision Adjustment	As Revised	As Reported	Revision Adjustment	As Revised	As Reported	Revision Adjustment	As Revised
Net sales	$187,470	$4,430	$(662)	$191,238	$200,950	$(206)	$200,744	$392,850	$(868)	$391,982
Cost and expenses:
Cost of Sales	149,381	2,605	(26)	151,960	156,782	15	156,797	308,768	(11)	308,757
Operating income	12,180	1,825	(636)	13,369	20,545	(221)	20,324	34,550	(857)	33,693
Income before income taxes	7,974	1,825	(636)	9,163	602	(221)	381	10,401	(857)	9,544
Provision for income taxes	2,470	512	(178)	2,804	(878)	(89)	(967)	2,104	(267)	1,837
Net income attributable to continuing operations	5,504	1,313	(458)	6,359	1,480	(132)	1,348	8,297	(590)	7,707
Net income	5,655	1,313	(458)	6,510	1,173	(132)	1,041	8,141	(590)	7,551
Earnings per share attributable to continuing operations:
Basic	$0.18	$0.04	$(0.02)	$0.21	$0.05	$—	$0.04	$0.27	$(0.02)	$0.25
Diluted	$0.18	$0.04	$(0.02)	$0.21	$0.05	$—	$0.04	$0.27	$(0.02)	$0.25

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheets:

	March 31, 2013				June 30, 2013
	As Reported	Restatement Adjustment	Revision Adjustment	As Revised	As Reported	Revision Adjustment	As Revised
Inventories, net	$421,402	$(6,430)	$(3,952)	$411,020	$421,152	$(4,265)	$416,887
Costs in excess of billings	—	1,679	426	2,105	911	1,305	2,216
Deferred income taxes	28,962	1,222	926	31,110	30,675	1,015	31,690
Other current assets	11,115	634	—	11,749	21,990	—	21,990
Total current assets	648,540	(2,895)	(2,600)	643,045	941,246	(1,945)	939,301
Goodwill	135,341	—	(5,260)	130,081	134,823	(5,260)	129,563
Other noncurrent assets	5,197	2,870	—	8,067	13,681	—	13,681
Total assets	1,245,229	(25)	(7,860)	1,237,344	1,541,554	(7,205)	1,534,349
Unearned revenues – current	24,991	(1,151)	(1,357)	22,483	49,700	(570)	49,130
Total current liabilities	154,604	(1,151)	(1,357)	152,096	166,703	(570)	166,133
Deferred income taxes	51,400	—	(5,068)	46,332	81,190	(5,068)	76,122
Unearned revenues – noncurrent	9,922	2,870	—	12,792	12,496	—	12,496
Total liabilities	487,676	1,719	(6,425)	482,970	746,783	(5,638)	741,145
Retained earnings	329,236	(1,744)	(1,435)	326,057	328,665	(1,567)	327,098
Total shareholders’ equity	757,553	(1,744)	(1,435)	754,374	794,771	(1,567)	793,204
Total liabilities and shareholders’ equity	1,245,229	(25)	(7,860)	1,237,344	1,541,554	(7,205)	1,534,349

Condensed Consolidated Statements of Cash Flows:

	March 31, 2013
	As Reported	Restatement Adjustment	Revision Adjustment	As Revised
Net income	$5,655	$1,313	$(458)	$6,510
Adjustment for non-cash items included in net income:
Deferred income taxes	2,838	512	(178)	3,172
Changes in assets and liabilities:
Receivables	(9,994)	—	(1,261)	(11,255)
Inventories	(28,351)	1,220	111	(27,020)
Unearned revenue	(1,042)	(3,286)	532	(3,796)
Cost in excess of billings	—	162	(7)	155
Other current assets and liabilities	(10,447)	(73)	—	(10,520)
Other assets and liabilities	983	152	—	1,135
Cash used in operating activities	(30,723)	—	—	(30,723)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	June 30, 2013
	As Reported	Revision Adjustment	As Revised
Net income	$8,141	$(590)	$7,551
Adjustment for non-cash items included in net income:
Deferred income taxes	1,810	(267)	1,543
Changes in assets and liabilities:
Receivables	(3,054)	(1,261)	(4,315)
Inventories	(34,639)	424	(34,215)
Unearned revenue	22,714	1,319	24,033
Cost in excess of billings	930	(886)	44
Cash used in operating activities	619	—	619

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

Effective January 1, 2013, the Company reorganized into two segments: the Titanium Segment and the Engineered Products and Services Segment. The restructuring reflects the ongoing strategic integration of the Company’s operations, allows it to better communicate its portfolio of capabilities to its customers, and positions management to maximize the Company’s innovation and engineering expertise, manufacturing capacity, and production capabilities. The new structure better reflects the Company’s transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns its resources to support the Company’s long-term growth strategy. In April 2013, the Company continued the strategic realignment of its business by divesting its non-core RTI Pierce Spafford subsidiary, a non-titanium service center that was formerly part of the Distribution Group. Refer to Note 4 of these Condensed Consolidated Financial Statements for further information.

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

Note 4—DISCONTINUED OPERATIONS:

The Company evaluates each of its subsidiaries on an ongoing basis to ensure that its resources are being utilized to optimize and advance the strategic vision of the Company as a whole. In an effort to continue to align the resources of the Company with its long-term growth strategy, during the nine months ended September 30, 2013, the Company sold one of its non-core service centers, and continued to evaluate strategic alternatives for the potential disposition of the second. The results of these two service centers were reported in the former Distribution Group prior to January 1, 2013. The evaluation of the Company’s non-core businesses resulted in a goodwill impairment of $484 during the three months ended March 31, 2013.

In April 2013, the Company completed the sale of its RTI Pierce Spafford subsidiary for approximately $10.5 million of cash and a receivable from escrow of approximately $1.9 million. The escrow funds will be released in October 2014 assuming no claims from the purchaser. The results of RTI Pierce Spafford have been presented as results from discontinued operations on the Company’s Condensed Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations at December 31, 2012. The Company’s Condensed Consolidated Financial Statements and the Notes thereto have been conformed to exclude amounts attributable to RTI Pierce Spafford. Management is continuing to evaluate alternatives for the other non-core service center and as a result, it did not qualify for held-for-sale accounting as of September 30, 2013. Its results are reported in the Titanium Segment.

The Company’s results from discontinued operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$—	$7,228	$8,872	$23,477
Income (loss) before income taxes	—	594	(200)	2,203
Provision for (benefit from) income taxes	—	205	(44)	790
Net income (loss) from discontinued operations	—	389	(156)	1,413

fRTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Assets and liabilities of discontinued operations were comprised of the following at December 31, 2012:

December 31, 2012
ASSETS
Accounts receivable, net	$2,189
Inventories, net	11,124
Property, plant and equipment, net	47
Goodwill	1,381

Total assets of discontinued operations	$14,741

LIABILITIES
Accounts payable	$1,995
Accrued wages and other employment costs	337

Total liabilities of discontinued operations	$2,332

Note 5—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss at September 30, 2013 and December 31, 2012 were as follows:

	Foreign Currency Translation	Actuarial Losses on Benefit Plans	Unrealized losses on Investments	Total
Balance at December 31, 2012	$12,990	$(57,712)	$—	$(44,722)
Other comprehensive income (loss) before reclassifications, net of tax	(4,589)	3,943	(4)	(650)
Amounts reclassified from other comprehensive loss, net of tax	—	5,381	—	5,381

Accumulated other comprehensive income (loss) at September 30, 2013	$8,401	$(48,388)	$(4)	$(39,991)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2013 are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of Defined Benefit Pension Items
Actuarial losses and prior service costs	$2,017	$6,463
Special termination benefits	—	2,214
Tax expense	(767)	(3,296)

Total reclassifications	$1,250	$5,381

These amounts have been used in the calculation of net periodic benefit cost for the three and nine months ended September 30, 2013. In addition to the amounts above, the Company recognized a gain of $3,943, net of tax, related to the remeasurement of pension plan assets during the nine months ended September 30, 2013, which is included in accumulated other comprehensive income at September 30, 2013. Refer to Note 14 of these Condensed Consolidated Financial Statements for further information about the Company’s benefit plans.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2013, and the activity during the nine months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2012	590,850
Granted	98,831
Forfeited	(15,595)
Expired	(15,743)
Exercised	(97,432)

Outstanding at September 30, 2013	560,911

Exercisable at September 30, 2013	395,351

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2013
Risk-free interest rate	0.87%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	65.00%

The weighted-average grant date fair value of stock option awards granted during the nine months ended September 30, 2013 was $15.80.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2013, and the activity during the nine months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2012	182,179
Granted	116,856
Vested	(75,222)
Forfeited	(9,719)

Nonvested at September 30, 2013	214,094

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2013 was $28.90.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share awards as of September 30, 2013, and the activity during the nine months then ended, is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2012	107,057	214,114
Granted	72,164	144,328
Forfeited	(22,472)	(44,944)

Outstanding at September 30, 2013	156,749	313,498

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. The weighted-average grant-date fair value of performance shares awarded during the nine months ended September 30, 2013 was $41.02.

Note 7—INCOME TAXES (As Restated):

Management estimates the annual effective income tax rate quarterly, based on the most recent forecasted annual results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. The income tax provision for the three and nine months ended September 30, 2012 has been restated.

For the nine months ended September 30, 2013, the estimated annual effective tax rate applied to ordinary income from continuing operations was 30.9%, compared to a rate of 33.4% for the nine months ended September 30, 2012. The Company’s effective income tax rate decreased 2.5 percentage points from 2012 principally due to a change in the mix of foreign and domestic income between the periods and the larger benefit of the Manufacturing Deduction compared to 2012. These benefits were partially offset by the portion of debt extinguishment charges which were not deductible for income tax purposes.

Inclusive of discrete items, the Company recorded a provision for income taxes of $3,507, or 14.9% of pretax income, and $6,048 or 34.8% of pretax income, for federal, state, and foreign income taxes for the nine months ended September 30, 2013 and 2012, respectively. Discrete items for the nine months ended September 30, 2013 benefited the provision by $3,761 and were primarily related to the revaluation of certain deferred tax liabilities due to changes in state and U.K. tax laws and from the effective settlement of a tax audit during the period. These benefits were partially offset by adjustments for tax returns filed during the period. Discrete items for the nine months ended September 30, 2012 totaled $233 and were principally due to adjustments for tax returns filed during the period.

Note 8—EARNINGS PER SHARE:

Basic earnings per share was computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income attributable to common shareholders by the weighted-

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented. The Company’s restricted stock awards are considered participating securities. As such, the Company uses the two-class method to compute basic and diluted earnings per share.

At September 30, 2013, the Company had $114.4 million aggregate principal amount of 3.000% Convertible Senior Notes due 2015 (the “2015 Notes”) and $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due 2019 (the “2019 Notes”) outstanding. The calculation of diluted earnings per share for the three months ended September 30, 2013 was calculated by adding back interest expense, net of tax, related to the 2019 Notes to the numerator and adding the shares underlying the 2019 Notes to the denominator using the “If Converted” method. Shares underlying the 2015 Notes and certain stock options were excluded from the calculation of earnings per share as their effects were antidilutive. Shares excluded from the calculation of earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
2015 Notes	3,185,213	6,404,902	3,185,213	6,404,902
2019 Notes	—	—	9,885,561	—
Anti-dilutive options (1)	241,334	425,383	238,090	421,036

(1)	Average option price of shares excluded from calculation of earnings per share were $47.50 and $38.26 for the three months ended September 30, 2013 and 2012, respectively and $48.29 and $38.46 for the nine months ended September 30, 2013 and 2012, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (As Restated)	2013	2012 (As Restated)
Numerator—basic earnings per share:
Net income from continuing operations before allocation of earnings to participating securities	$12,292	$3,199	$19,999	$11,350
Less: Earnings allocated to participating securities	(87)	(20)	(140)	(67)

Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities used in calculation of basic earnings per share	$12,205	$3,179	$19,859	$11,283

Numerator—diluted earnings per share:
Net income from continuing operations before allocation of earnings to participating securities	$12,292	$3,199	$19,999	$11,350
Interest expense on 2019 Notes, net of tax	2,853	N/A	N/A	N/A
Less: Earnings allocated to participating securities	(107)	(20)	(140)	(67)

Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities used in calculation of diluted earnings per share	$15,038	$3,179	$19,859	$11,283

Net income (loss) from discontinued operations before allocation of earnings to participating securities	$—	$389	$(156)	$1,413
Less: Earnings allocated to participating securities	—	(2)	—	(8)

Net income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$—	$387	$(156)	$1,405

Denominator:
Basic weighted-average shares outstanding	30,325,662	30,137,187	30,285,004	30,117,204
Effect of dilutive securities	10,048,947	110,185	213,843	115,100

Diluted weighted-average shares outstanding	40,374,609	30,247,372	30,498,847	30,232,304

Earnings per share attributable to continuing operations:
Basic	$0.40	$0.11	$0.66	$0.37
Diluted	$0.37	$0.11	$0.65	$0.37
Earnings (loss) per share attributable to discontinued operations:
Basic	$—	$0.01	$(0.01)	$0.05
Diluted	$—	$0.01	$(0.01)	$0.05

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

Cash, cash equivalents, and short-term investments consist of the following:

	September 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$69,193	$37,473
Cash equivalents:
Commercial paper	128,448	32,642
Money market mutual funds	117,380	27,075

Total cash and cash equivalents	315,021	97,190

Short-term investments:
Commercial paper	36,398	—
Corporate notes and bonds	8,789	—

Total short-term investments	45,187	—

Total cash, cash equivalents, and short-term investments	$360,208	$97,190

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company had no investments at December 31, 2012. The Company’s investments at September 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
As of September 30, 2013:
Commercial paper	$36,397	$1	$—	$36,398
Corporate notes and bonds	8,794	—	5	8,789

Total	$45,191	$1	$5	$45,187

The Company typically purchases its available-for-sale debt securities either at a premium or a discount. The premium or discount is amortized over the remaining term of each security using the interest method. Amortization is recorded as either a decrease to interest income for premiums or an increase to interest income for discounts. For each of the three and six months ended September 30, 2013, net amortization of premiums and discounts was immaterial.

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent. All of the Company’s investments had contractual maturities of less than one year at September 30, 2013.

As of September 30, 2013, no investments classified as available-for-sale have been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of September 30, 2013 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

Note 10—FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates fair value due to their relative short-term nature.

Listed below are the Company’s assets, and their fair values, which are measured at fair value on a recurring basis, as of September 30, 2013. The Company uses trading prices near the balance sheet date to determine the fair value of its assets measured on a recurring basis. The Company held no investments measured at fair value on a recurring basis as of December 31, 2012. There were no transfers between levels for the three or nine months ended September 30, 2013.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2013:
Commercial paper	$—	$36,398	$—	$36,398
Corporate notes and bonds	—	8,789	—	8,789

Total	$—	$45,187	$—	$45,187

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$315,021	$315,021	$97,190	$97,190
Current portion of long-term debt	$999	$999	$957	$957
Long-term debt	$419,249	$548,560	$198,337	$249,113

The fair value of long-term debt was estimated based on the quoted market prices for the debt (Level 2).

Note 11—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 57% and 55% of the Company’s inventories at September 30, 2013 and December 31, 2012, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. As of September 30, 2013 and December 31, 2012, the current cost of inventories exceeded their carrying value by $58,609 and $58,598, respectively. Inventories consisted of the following:

	September 30, 2013	December 31, 2012 (As Restated)
Raw materials and supplies	$166,184	$160,627
Work-in-process and finished goods	312,825	283,087
LIFO reserve	(58,609)	(58,598)

Total inventories	$420,400	$385,116

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

•	a reduction in revenues from medical device customers due to pricing pressures or competing technologies, or

•	the Company’s ability to ramp up its production in a cost efficient manner may also impact the results of a future impairment test.

Goodwill. The carrying amount of goodwill attributable to each segment at December 31, 2012 and September 30, 2013 was as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2012 (As Restated)	$10,020	$120,590	$130,610
Impairment (Note 4)	(293)	—	(293)
Translation adjustment	—	(479)	(479)

September 30, 2013	$9,727	$120,111	$129,838

Intangibles. Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets are reduced, a write-down or acceleration of the amortization period may be required. Trade names are not amortized, as the Company believes that these assets have an indefinite life and currently intends to continue the use of the Remmele name indefinitely. Other intangible assets are being amortized over the following periods:

Intangible Asset	Amortization Period
Customer relationships	15-20 years
Developed technology	12-20 years
Backlog	2 years

There were no intangible assets attributable to the Titanium Segment at December 31, 2012 and September 30, 2013. The carrying amounts of intangible assets attributable to the Company’s Engineered Products and Services Segment at December 31, 2012 and September 30, 2013 were as follows:

Intangible Assets
December 31, 2012	$56,495
Amortization	(2,349)
Translation adjustment	(1,104)

September 30, 2013	$53,042

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 13—LONG-TERM DEBT:

Long-term debt consisted of:

	Effective Interest Rate	September 30, 2013	December 31, 2012
$114.4 million aggregate principal 3.000% Convertible Senior Notes due 2015	8.675%	$101,714	$196,644
$402.5 million aggregate principal amount 1.625% Convertible Senior Notes due 2019	5.875%	316,555	—
Capital leases	various	1,979	2,650

Total debt		420,248	199,294
Less: Current portion of capital leases		(999)	(957)

Total long-term debt		$419,249	$198,337

In April, 2013, the Company issued the 2019 Notes. Interest on the 2019 Notes is payable in arrears on April 15 and October 15 of each year, beginning on October 15, 2013, at a rate of 1.625% per annum. The 2019 Notes are the Company’s general unsecured obligations. The 2019 Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several 100% owned subsidiaries (the “Guarantor Subsidiaries”) of RTI International Metals, Inc. (the “Parent”). Each Guarantor Subsidiary would be automatically released from its guarantee of the 2019 Notes if either (i) it ceased to be a guarantor under the Parent’s $150 million revolving credit facility under its Second Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on May 23, 2017 or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Refer to Note 18 of these Condensed Consolidated Financial Statements for additional information about the Guarantor Subsidiaries.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

In conjunction with the issuance of the 2019 Notes, the Company incurred debt issuance costs totaling $12.4 million. Under the FASB’s authoritative guidance, debt issuance costs for the 2019 Notes should be allocated to the liability and equity components in proportion to their respective fair values. As such, $2.8 million of these costs were attributed to the conversion feature of the 2019 Notes and was recorded, net of deferred taxes, as additional paid-in capital. The remaining $9.6 million of debt issuance costs were attributed to the liability component of the 2019 Notes and were capitalized in the Company’s Condensed Consolidated Balance Sheet as a component of other current and noncurrent assets. The portion of the costs attributed to the debt component of the 2019 Notes is being amortized over the term of the 2019 Notes using the interest method. Amortization of these costs is included as a component of interest expense in the Company’s Condensed Consolidated Statement of Operations.

Commensurate with the issuance of the 2019 Notes, the Company repurchased, through individually negotiated private transactions, $115.6 million aggregate principal amount of its 2015 Notes for cash consideration of $133.4 million, including $1.3 million of accrued interest on the repurchased 2015 Notes. The FASB’s authoritative guidance regarding repurchases of convertible notes requires that the consideration paid be separated into a component to repurchase the debt instrument and a component to derecognize the equity component. The fair value of the liability component at repurchase is determined by calculating the present value of the cash flows of the note at a similar size and rating without a conversion feature as of the repurchase date. The fair value of the equity component is the difference between the consideration paid and the fair value of the liability component.

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

During the three and nine months ended September 30, 2013, the Company recorded, as a component of interest expense, long-term debt discount amortization of $4,266 and $10,592, respectively. Interest expense from the amortization of debt issuance costs were $457 and $1,210 for the three and nine months ended September 30, 2013, respectively. The Company did not capitalize any interest during the three or nine months ended September 30, 2013.

During the three and nine months ended September 30, 2012, the Company recorded, as a component of interest expense, long-term debt discount amortization of $2,454 and $7,192, respectively. Interest expense from the amortization of debt issuance costs were $325 and $1,077 for the three and nine months ended September 30, 2012, respectively. The Company capitalized interest totaling $821 for the nine months ended September 30, 2012.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 14—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2013 and 2012 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$594	$613	$1,879	$1,837	$177	$167	$570	$503
Interest cost	1,715	1,774	5,096	5,320	481	526	1,439	1,576
Expected return on plan assets	(2,615)	(2,428)	(7,814)	(7,280)	—	—	—	—
Amortization of prior service cost	248	245	744	735	304	303	911	911
Amortization of actuarial loss	1,412	1,341	4,614	4,021	53	40	194	118
Special termination benefits	—	—	2,052	—	—	—	162	—

Net periodic benefit cost.	$1,354	$1,545	$6,571	$4,633	$1,015	$1,036	$3,276	$3,108

The Company recorded an expense of $2,214 in net periodic benefit cost during the nine months ended September 30, 2013 related to the remeasurement of its qualified defined benefit pension plans and post-retirement medical plans as a result of a voluntary early retirement program initiated during the period.

The Company made contributions totaling $4,320 to its qualified defined benefit plans during the nine months ended September 30, 2013. The Company does not expect to make any additional contributions to its Company-sponsored pension plans during the remainder of 2013.

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

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $631 to $2,103 in the aggregate. At September 30, 2013 and December 31, 2012, the amount accrued for future environmental-related costs was $1,264 and $1,277, respectively. Of the total amount accrued at September 30, 2013, $85 was expected to be paid within the next twelve months, and was included as a component of other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The remaining $1,179 was recorded as a component of other noncurrent liabilities. During the three months ended September 30, 2013, the Company made payments of $14 related to its environmental liabilities.

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (As Restated)	2013	2012 (As Restated)
Net sales:
Titanium Segment	$89,661	$90,090	$273,664	$274,835
Intersegment sales	24,376	20,882	65,993	64,815

Total Titanium Segment sales	114,037	110,972	339,657	339,650
Engineered Products and Services Segment	106,871	92,455	314,850	246,242
Intersegment sales.	14,142	19,867	47,181	62,510

Total Engineered Products and Services Segment sales	121,013	112,322	362,031	308,752

Eliminations	38,518	40,749	113,174	127,325

Total consolidated net sales	$196,532	$182,545	$588,514	$521,077

Operating income:
Titanium Segment before corporate allocations	$21,472	$9,875	$58,648	$40,798
Corporate allocations	(4,641)	(4,327)	(14,051)	(14,658)

Total Titanium Segment operating income	16,831	5,548	44,597	26,140

Engineered Products and Services Segment before corporate allocations	9,953	7,510	26,682	14,993
Corporate allocations	(5,219)	(3,762)	(16,021)	(10,991)

Total Engineered Products and Services Segment operating income	4,734	3,748	10,661	4,002

Total consolidated operating income	$21,565	$9,296	$55,258	$30,142

Other income (expense), net	(294)	16	965	318
Interest expense, net	(7,309)	(4,690)	(32,717)	(13,062)

Total consolidated income before income taxes	$13,962	$4,622	$23,506	$17,398

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	September 30, 2013	December 31, 2012 (As Restated)
Total assets:
Titanium Segment	$616,376	$576,786
Engineered Products and Services Segment.	633,093	577,317
General corporate assets	302,912	83,637
Assets of discontinued operations	—	14,741

Total consolidated assets	$1,552,381	$1,252,481

Note 17—NEW ACCOUNTING STANDARDS:

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU added disclosure requirements for amounts reclassified out of accumulated other comprehensive income for interim and annual reporting periods. The amendments in this ASU are effective prospectively for all reporting periods beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption of this guidance during the nine months ended September 30, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarified the types of instruments to which ASU 2011-11 applied. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the nine months ended September 30, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the nine months ended September 30, 2013 did not have a material impact on the Condensed Consolidated Financial Statements.

Note 18—GUARANTOR SUBSIDIARIES:

The 2015 Notes and the 2019 Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several of the Parent’s 100% owned subsidiaries. Each Guarantor Subsidiary would be automatically released from its guarantee of the 2015 Notes and the 2019 Notes if either (i) it ceased to be a guarantor under the Parent’s Credit Agreement or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the 2015 Notes or the 2019 Notes.

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

The Condensed Consolidating Financial Statements have been restated to reflect the correction of an error in the Company’s revenue recognition policy for certain long-term contracts mainly related to energy-market projects. Refer to Note 2 of the Condensed Consolidated Financial Statements for further details on the restatement. The Condensed Consolidating Financial Statements present the statements as restated and recast. There was no impact on previously reported amounts in the Condensed Consolidating Statements of Cash Flows. Amounts Labeled “Previously Reported” represent the balances as originally filed on the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 6, 2012, and the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC on February 22, 2013.

The Condensed Consolidating Financial Statements for the three months ended March 31, 2013 and June 30, 2013, and the six months ended June 30, 2013 will be revised in future filings. The reconciling items for the Condensed Consolidating Financial Statements as filed in the Company’s Amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2013 and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, as filed with the SEC on September 24, 2013, are detailed in Note 2. All revision adjustments are to the Non-Guarantor Subsidiaries, with the exception of the goodwill adjustment related to the Remmele purchase price adjustment, which impacts the Guarantor Subsidiaries. The goodwill adjustment at both March 31, 2013 and June 30, 2013 increases current deferred tax assets $192, while decreasing goodwill and non-current deferred tax liabilities by $5,260 and $5,068, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$128,285	$116,754	$(48,507)	$196,532

Costs and expenses:
Cost of sales	—	103,808	96,134	(48,507)	151,435
Selling, general, and administrative expenses	712	10,808	10,971	—	22,491
Research, technical, and product development expenses	—	1,037	4	—	1,041

Operating income	(712)	12,632	9,645	—	21,565
Other income (expense), net	4,120	(2,520)	(1,894)	—	(294)
Interest income (expense), net	(5,488)	(1,571)	(250)	—	(7,309)
Equity in earnings (loss) of subsidiaries	11,876	(439)	532	(11,969)	—

Income before income taxes	9,796	8,102	8,033	(11,969)	13,962
Provision for (benefit from) income taxes	(2,496)	2,665	1,501	—	1,670

Net income attributable to continuing operations	$12,292	$5,437	$6,532	$(11,969)	$12,292

Comprehensive income	$16,251	$6,561	$9,224	$(15,785)	$16,251

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2012

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$131,132	$131,132	$110,148	$103,618	$(52,205)	$(52,205)	$189,075	$182,545
Cost and expenses:
Cost of sales	—	—	114,706	114,706	88,627	86,394	(52,205)	(52,205)	151,128	148,895
Selling, general, and administrative expenses (1)	(1,442)	(1,442)	12,048	12,048	11,828	11,119	—	—	22,434	21,725
Research, technical, and product development expenses	—	—	1,000	1,000	12	12	—	—	1,012	1,012
Asset and asset-related charges	—	—	1,617	1,617	—	—	—	—	1,617	1,617

Operating income	1,442	1,442	1,761	1,761	9,681	6,093	—	—	12,884	9,296
Other income (expense), net	(3)	(3)	20	20	15	(1)	—	—	32	16
Interest income (expense), net	(4,358)	(4,358)	36	36	(368)	(368)	—	—	(4,690)	(4,690)
Equity in earnings of subsidiaries (2)	7,460	5,034	—	1,231	—	374	(7,460)	(6,639)	—	—

Income before taxes	4,541	2,115	1,817	3,048	9,328	6,098	(7,460)	(6,639)	8,226	4,622
Provision for (benefit from) income taxes	(1,084)	(1,084)	705	705	2,980	1,802	—	—	2,601	1,423

Net income attributable to continuing operations	5,625	3,199	1,112	2,343	6,348	4,296	(7,460)	(6,639)	5,625	3,199

Net income attributable to discontinued operations, net of tax	—	389	—	—	—	389	—	(389)	—	389

Net income	$5,625	$3,588	$1,112	$2,343	$6,348	$4,685	$(7,460)	$(7,028)	$5,625	$3,588

Comprehensive income	$11,334	$9,297	$2,163	$3,394	$10,856	$9,193	$(13,019)	$(12,587)	$11,334	$9,297

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.
(2)	Amounts in equity in earnings of subsidiaries have been revised to conform to current year presentation, which reflects the Company’s legal structure. Previously, the Company did not present equity in earnings of subsidiaries in the guarantor or non-guarantor subsidiaries columns. These amounts have been revised for 2012 to present $1,231 and $374, respectively, as equity in earnings of subsidiaries. This change had no impact on covenants or other obligations under the 2015 Notes or 2019 Notes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$401,236	$343,492	$(156,214)	$588,514
Costs and expenses:
Cost of sales	—	325,858	290,548	(156,214)	460,192
Selling, general, and administrative expenses	2,416	33,550	34,074	—	70,040
Research, technical, and product development expenses	—	3,020	4	—	3,024

Operating income	(2,416)	38,808	18,866	—	55,258
Other income (expense), net	4,230	(3,800)	535	—	965
Interest income (expense), net	(15,510)	(10,210)	(6,997)	—	(32,717)
Equity in earnings (loss) of subsidiaries	26,681	(549)	1,485	(27,617)	—

			.
Income before income taxes	12,985	24,249	13,889	(27,617)	23,506
Provision for (benefit from) income taxes	(7,014)	7,541	2,980	—	3,507

Net income attributable to continuing operations	19,999	16,708	10,909	(27,617)	19,999
Net loss attributable to discontinued operations	(156)	—	(156)	156	(156)

Net income	$19,843	$16,708	$10,753	$(27,461)	$19,843

Comprehensive income	$24,574	$25,089	$6,164	$(31,253)	$24,574

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2012

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Restated	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Sales	$—	$—	$378,866	$378,866	$329,847	$308,722	$(166,511)	$(166,511)	$542,202	$521,077
Cost and expenses:
Cost of sales	—	—	323,939	323,939	274,626	263,473	(166,511)	(166,511)	432,054	420,901
Selling, general, and administrative expenses (1)	(2,477)	(2,477)	33,372	33,372	36,619	34,341	—	—	67,514	65,236
Research, technical, and product development expenses	95	95	3,024	3,024	62	62	—	—	3,181	3,181
Asset and asset-related charges	—	—	1,617	1,617	—	—	—	—	1,617	1,617

Operating income	2,382	2,382	16,914	16,914	18,540	10,846	—	—	37,836	30,142
Other income (expense), net	(48)	(48)	301	301	81	65	—	—	334	318
Interest income (expense), net (2)	(12,275)	(12,275)	195	195	(982)	(982)	—	—	(13,062)	(13,062)
Equity in earnings of subsidiaries	21,377	16,314	—	5,185	—	1,990	(21,377)	(23,489)	—	—

Income before taxes	11,436	6,373	17,410	22,595	17,639	11,919	(21,377)	(23,489)	25,108	17,398
Provision for (benefit from) income taxes	(4,977)	(4,977)	6,673	6,673	6,999	4,352	—	—	8,695	6,048

Net income attributable to continuing operations	16,413	11,350	10,737	15,922	10,640	7,567	(21,377)	(23,489)	16,413	11,350

Net income attributable to discontinued operations, net of tax	—	1,413	—	—	—	1,413	—	(1,413)	—	1,413

Net income	$16,413	$12,763	$10,737	$15,922	$10,640	$8,980	$(21,377)	$(24,902)	$16,413	$12,763

Comprehensive income	$24,152	$20,502	$13,898	$19,083	$14,763	$13,103	$(28,661)	$(32,186)	$24,152	$20,502

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.
(2)	Amounts in equity in earnings of subsidiaries have been revised to conform to current year presentation, which reflects the Company’s legal structure. Previously, the Company did not present equity in earnings of subsidiaries in the guarantor or non-guarantor subsidiaries columns. These amounts have been revised for 2012 to present $5,185 and $1,990, respectively, as equity in earnings of subsidiaries. This change had no impact on covenants or other obligations under the 2015 Notes or 2019 Notes.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of September 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$263,561	$51,460	$—	$315,021
Short-term investments	—	45,187	—	—	45,187
Receivables, net	716	64,790	76,167	(22,846)	118,827
Inventories, net	—	252,499	167,901	—	420,400
Costs in Excess of Billings	—	—	3,425	—	3,425
Deferred income taxes	26,478	2,629	2,299	—	31,406
Other current assets	16,361	1,676	5,004		23,041

Total current assets	43,555	630,342	306,256	(22,846)	957,307
Property, plant, and equipment, net	2,124	297,308	68,417	—	367,849
Investments	—	—	—	—	—
Goodwill	—	93,665	36,173	—	129,838
Other intangible assets, net	—	33,226	19,816	—	53,042
Deferred income taxes	—	27,604	34,239	(32,408)	29,435
Other noncurrent assets	10,982	201	3,727		14,910
Intercompany investments	1,285,935	26,265	5,221	(1,317,421)	—

Total assets	$1,342,596	$1,108,611	$473,849	$(1,372,675)	$1,552,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,256	$55,171	$41,458	$(22,846)	$75,039
Accrued wages and other employee costs	5,763	15,594	8,444	—	29,801
Unearned revenue	—	—	38,467	—	38,467
Other accrued liabilities	9,596	8,054	8,387	—	26,037

Total current liabilities	16,615	78,819	96,756	(22,846)	169,344
Long-term debt	418,269	980	—	—	419,249
Intercompany debt	—	350,821	111,758	(462,579)	—
Liability for post-retirement benefits	—	44,112	—	—	44,112
Liability for pension benefits	6,856	3,281	160		10,297
Deferred income taxes	81,383	21,587	3,320	(32,408)	73,882
Unearned Revenue	—	—	12,033	—	12,033
Other noncurrent liabilities	8,143	3,753	238	—	12,134
Total liabilities	531,266	503,353	224,265	(517,833)	741,051

Shareholders’ equity	811,330	605,258	249,584	(854,842)	811,830

Total liabilities and shareholders’ equity	$1,342,596	$1,108,611	$473,849	$(1,372,675)	$1,552,381

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,283	$87,283	$9,907	$9,907	$—	$—	$97,190	$97,190
Receivables, net	126	126	72,773	72,773	63,089	59,639	(27,221)	(27,221)	108,767	105,317
Inventories, net	—	—	221,174	220,989	184,115	164,127	—	—	405,289	385,116
Cost in excess of billings	—	—	—	—	—	2,260	—	—	—	2,260
Deferred income taxes	26,478	26,478	2,351	2,543	70	2,359	—	—	28,899	31,380
Assets of discontinued operations	—	—	—	—	—	14,741	—	—	—	14,741
Other current assets	5,410	5,410	2,072	2,072	3,227	3,788	—	—	10,709	11,270

Total current assets	32,014	32,014	385,653	385,660	260,408	256,821	(27,221)	(27,221)	650,854	647,274
Property, plant, and equipment, net	1,327	1,327	308,467	308,467	66,202	66,155	—	—	375,996	375,949
Goodwill	—	—	98,925	93,665	38,326	36,945	—	—	137,251	130,610
Other intangible assets, net	—	—	35,152	35,152	21,343	21,343	—	—	56,495	56,495
Deferred income taxes	—	—	32,757	32,757	33,433	33,433	(32,903)	(32,903)	33,287	33,287
Other noncurrent assets	4,117	4,117	892	892	835	3,857	—	—	5,844	8,866
Intercompany investments	984,901	980,867	26,814	26,814	3,736	3,736	(1,015,451)	(1,011,417)	—	—

Total assets	$1,022,359	$1,018,325	$888,660	$883,407	$424,283	$422,290	$(1,075,575)	$(1,071,541)	$1,259,727	$1,252,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$1,177	$70,086	$70,086	$49,614	$47,619	$(27,221)	$(27,221)	$93,656	$91,661
Accrued wages and other employee costs	6,519	6,519	16,368	16,368	11,546	11,209	—	—	34,433	34,096
Unearned revenue	—	—	689	689	25,475	24,309	—	—	26,164	24,998
Liabilities of discontinued operations	—	—	—	—	—	2,332	—	—	—	2,332
Other accrued liabilities	3,669	3,669	9,197	9,197	9,684	9,684	—	—	22,550	22,550

Total current liabilities	11,365	11,365	96,340	96,340	96,319	95,153	(27,221)	(27,221)	176,803	175,637
Long-term debt	196,644	196,644	1,693	1,693	—	—	—	—	198,337	198,337
Intercompany debt	—	—	118,229	118,229	104,084	104,084	(222,313)	(222,313)	—	—
Liability for post-retirement benefits	—	—	45,066	45,066	—	—	—	—	45,066	45,066
Liability for pension benefits	6,419	6,419	14,133	14,133	159	159	—	—	20,711	20,711
Deferred income taxes	54,222	54,222	26,658	21,590	3,475	3,475	(32,903)	(32,903)	51,452	46,384
Unearned revenue	—	—	—	—	9,991	13,013	—	—	9,991	13,013
Other noncurrent liabilities	8,140	8,140	3,434	3,434	224	224	—	—	11,798	11,798

Total liabilities	276,790	276,790	305,553	300,485	214,252	216,108	(282,437)	(282,437)	514,158	510,946

Shareholders’ equity	745,569	741,535	583,107	582,922	210,031	206,182	(793,138)	(789,104)	745,569	741,535

Total liabilities and shareholders’ equity	$1,022,359	$1,018,325	$888,660	$883,407	$424,283	$422,290	$(1,075,575)	$(1,071,541)	$1,259,727	$1,252,481

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$3,413	$8,745	$(5,818)	$—	$6,340

Investing activities:
Capital expenditures	(946)	(19,229)	(6,182)	—	(26,357)
Acquisitions, net of cash acquired	—	—	10,475	—	10,475
Investments in subsidiaries, net	(34,492)	—	—	34,492	—
Proceeds from disposal of property, plant, and equipment	—	—	—	—	—
Investments, net	—	(45,367)	—	—	(45,367)

Cash provided by (used in) investing activities	(35,438)	(64,596)	4,293	34,492	(61,249)

Financing activities:
Proceeds from exercise of employee stock options	1,960	—	—	—	1,960
Excess tax benefits from stock-based compensation activity	405	—	—	—	405
Financing fees	(12,370)	—	—	—	(12,370)
Parent company investments, net of distributions	—	99	34,393	(34,492)	—
Borrowings on long-term debt	402,500	—	—	—	402,500
Repayments on long-term debt	(119,917)	(673)	—	—	(120,590)
Intercompany debt	(240,154)	232,703	7,451	—	—
Purchase of common stock held in treasury	(399)	—	—	—	(399)

Cash provided by financing activities	32,025	232,129	41,844	(34,492)	271,506

Effect of exchange rate changes on cash and cash equivalents	—	—	1,234	—	1,234

Increase in cash and cash equivalents	—	176,278	41,553	—	217,831
Cash and cash equivalents at beginning of period	—	87,283	9,907	—	97,190

Cash and cash equivalents at end of period	$—	$263,561	$51,460	$—	$315,021

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$16,383	$(15,922)	$(25,911)	$—	$(25,450)

Investing activities:
Investments in subsidiares, net	181,533	—	—	(181,533)	—
Acquisitions, net of cash acquired	(182,811)	—	—	—	(182,811)
Capital expenditures	(897)	(43,736)	(3,246)	—	(47,879)
Investments, net	—	172,772	—	—	172,772

Cash provided by (used in) investing activities	(2,175)	129,036	(3,246)	(181,533)	(57,918)

Financing activities:
Proceeds from exercise of employee stock options	335	—	—	—	335
Excess tax benefits from stock-based compensation activity	100	—	—	—	100
Financing fees	(823)	—	—	—	(823)
Parent company investments/dividends, net	—	(194,783)	13,250	181,533	—
Repayments on long-term debt	—	(543)	—	—	(543)
Intercompany debt, net	(13,078)	7,848	5,230	—	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)

Cash provided by (used in) financing activities	(14,208)	(187,478)	18,480	181,533	(1,673)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,588	—	1,588

Decrease in cash and cash equivalents	—	(74,364)	(9,089)	—	(83,453)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period.	$—	$69,907	$3,482	$—	$73,389

Note 19—SUBSEQUENT EVENTS:

On October 1, 2013, the Company acquired 100% of the outstanding stock of the Osborn Steel Extrusions business unit of Osborn Metals Limited for approximately $15 million in cash. The acquired unit will operate under the name RTI Extrusions Europe Limited as part of the Engineered Products and Services Segment. RTI Extrusions Europe Limited specializes in the manufacture of less than six-inch diameter extruded titanium and stainless steel hollows and near-net shape profile parts. RTI Extrusions Europe Limited provides its products principally to the commercial aerospace, energy, power generation, and defense markets. An allocation of the purchase price has not been presented as the acquisition closed on October 1, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this Quarterly Report on Form 10-Q, the following factors and risks should also be considered, including, without limitation:

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

Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, in our second amended Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on November 12, 2013, as well as in other filings filed with or furnished to the SEC over the last 12 months, copies of which are available from the SEC or may be obtained upon request from RTI International Metals, Inc. (the “Company,” “RTI,” “we,” “us,” or “our”). Any forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we caution you not to unduly rely on them. Except as may be required by applicable law, we undertake no duty to update our forward-looking information.

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

The Engineered Products and Services Segment utilizes the Titanium Segment as its primary source of titanium mill products. For the three months ended September 30, 2013 and 2012, approximately 21% and 19%, respectively, of the Titanium Segment’s sales were to the Engineered Products and Services Segment. For the nine months ended September 30, 2013 and 2012, approximately 19% of the Titanium Segment’s sales were to the Engineered Products and Services Segment for each period.

Trends and Uncertainties

The commercial aerospace market continues to strengthen, as Boeing is progressing with its schedule for production of the 787 platform, a major consumer of titanium. Production delays or a failure to meet this ramp, either on our part or in another part of the supply chain, could place pressure on the market for titanium products. The defense sector continues to face uncertainties due to overall budget pressures and the impact of sequestration on Department of Defense appropriations. We continue to see long-term strength in the energy and medical device markets; however, the impact of the medical device tax is causing ordering delays in the near-term.

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

Results of Operations

The following discussion contains restated numbers for the three and nine months ended September 30, 2012. Refer to Note 2 of the Footnotes to the Condensed Consolidated Financial Statements for further detail.

Three Months Ended September 30, 2013 Compared To Three Months Ended September 30, 2012

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
(In millions except percentages)	2013	2012 (As Restated)	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$89.6	$90.1	$(0.5)	(0.6%)
Engineered Products and Services Segment	106.9	92.4	14.5	15.7%

Total consolidated net sales	$196.5	$182.5	$14.0	7.7%

The decrease in the Titanium Segment’s net sales was the result of a 13.5% decrease in prime mill product shipments to trade customers to 1.9 million pounds for the quarter ended September 30, 2013 from 2.2 million pounds for the quarter ended September 30, 2012, partially offset by higher average realized selling prices of $17.80 per pound in the current period as compared to $16.81 per pound in the prior period. Also contributing to the sales decrease was lower defense market shipments from our titanium service centers of $0.6 million. This decrease was partially offset by higher shipments from our European service centers, increased conversion sales, and strengthening specialty metals demand of $2.2 million, $0.8 million, and $0.2 million, respectively.

The increase in the Engineered Products and Services Segment’s net sales was primarily related to the continuing ramp up of the Boeing 787 Pi Box program and continued strong demand from the commercial aerospace and defense markets, which contributed increases of $14.3 million, $2.6 million, and $1.2 million, respectively, to net sales for the three months ended September 30, 2013. These increases were partially offset by lower demand from our medical device and energy market customers, which decreased net sales by $1.9 million and $1.7 million respectively for the three months ended September 30, 2013.

Gross Profit. Gross profit for our reportable segments for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013		2012 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$26.7	29.8%	$16.7	18.5%	$10.0	59.9%
Engineered Products and Services Segment	18.4	17.2%	17.0	18.4%	1.4	8.2%

Total consolidated gross profit	$45.1	23.0%	$33.7	18.5%	$11.4	33.8%

The increase in the Titanium Segment’s gross profit was primarily attributable to favorable raw material input costs and duty drawback recoveries of $6.8 million and $2.7 million, respectively. Favorable mill product mix resulted in lower cost per pound for the three months ended September 30, 2013, which improved gross margin $0.7 million. Softer specialty metal prices and a lower-margin product mix at our titanium service centers unfavorably impacted gross profit by $0.8 million and $0.2 million, respectively. Additionally, the three months ended September 30, 2012 included a loss of $0.8 million due a transformer fire at our Canton melting facility.

Increased sales volume, principally related to higher deliveries of Boeing 787 Pi Box, duty drawback recoveries, and favorable foreign exchange impacts contributed $2.4 million, $1.5 million, and $0.7 million, respectively, to the increase in the Engineered Products and Services Segment’s gross profit during the three months ended September 30, 2013. Partially offsetting these increases in were higher production costs of $1.5 million, and lower prices in the medical device market, which decreased gross profit $1.4 million.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$8.9	9.9%	$8.5	9.4%	$0.4	4.7%
Engineered Products and Services Segment	13.6	12.7%	13.2	14.3%	0.4	3.0%

Total consolidated SG&A	$22.5	11.5%	$21.7	11.9%	$0.8	3.7%

The $0.8 million increase in SG&A was primarily driven by higher professional service fees and higher wages during the current period.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $1.0 million for each of the three month periods ended September 30, 2013 and 2012. This spending reflects our continued efforts to develop advanced titanium alloys as well as to make productivity and quality improvements to our manufacturing process.

Operating Income. Operating income for our reportable segments for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013		2012 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$16.8	18.8%	5.6	6.2%	$11.2	200.0%
Engineered Products and Services Segment	4.8	4.5%	3.7	4.0%	1.1	29.7%

Total consolidated operating income	$21.6	11.0%	$9.3	5.1%	$12.3	132.3%

The increase in the Titanium Segment’s operating income was primarily attributable to favorable raw material pricing and duty drawback recoveries, partially offset by increased SG&A costs.

The increase in the Engineered Products and Services Segment’s operating income was primarily attributable to higher gross profit driven by increased Boeing 787 Pi Box deliveries, duty drawback recoveries, and favorable foreign exchange impacts, partially offset by increased production costs and higher SG&A.

Other Income (Expense), Net. Other income (expense), net, was $(0.3) million for the three months ended September 30, 2013 and immaterial for the three months ended September 30, 2012. Other expense, net, consisted of foreign exchange gains and losses from our international operations and realized gains on the sale of available-for-sale securities.

Interest Income and Interest Expense. Interest income was not material for each of the three months ended September 30, 2013 and 2012. Interest expense for each of the three months ended September 30, 2013 and 2012 was $7.4 million and $4.7 million, respectively. The increase in interest expense was primarily the result of the issuance of $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due 2019 (the “2019 Notes”), partially offset by the reduction in the outstanding principal amount of the 3.000% Convertible Senior Notes due 2015, of which $115.6 million was repurchased in the second quarter of 2013 through individual, privately negotiated transactions.

Provision for Income Taxes. We recognized a provision for income taxes of $1.7 million, or 12.0% of pretax income, and a provision for income taxes of $1.4 million, or 30.8% of pretax income, for federal, state, and foreign income taxes on continuing operations for the three months ended September 30, 2013 and 2012, respectively. Discrete items of tax for the three months ended September 30, 2013 totaled $2.6 million and were primarily due to a reduction of certain deferred tax liabilities due to changes in state and U.K. tax laws. Discrete items for the three months ended September 30, 2012 were not material.

The provision for income taxes as a percentage of pretax income for the three months ended September 30, 2013 decreased 18.8 percentage points compared to the third quarter 2012. The 18.8 percentage point decrease is illustrated in the table below:

Provision for income taxes as a percentage of pretax income for the three months ended September 30, 2012		30.8%
Changes in income taxes as a percentage of pretax income:
State tax law changes	(14.7)
UK law change	(3.8)
Other	(0.3)	(18.8)

Provision for income taxes as a percentage of pretax income for the three months ended September 30, 2013		12.0%

Refer to Note 7 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
(In millions except percentages)	2013	2012 (As Restated)	$ Increase/ (Decrease)	$ Increase/ (Decrease)
Titanium Segment	$273.7	$274.8	$(1.1)	(0.4%)
Engineered Products and Services Segment	314.8	246.3	68.5	27.8%

Total consolidated net sales	$588.5	$521.1	$67.4	12.9%

The decrease in the Titanium Segment’s net sales was the result of a decrease in sales by our titanium service centers to the defense market by $4.8 million, and the softening demand and pricing in certain specialty metals markets, which decreased net sales $1.9 million. Higher average realized selling prices of prime mill product to $18.26 per pound from $17.28 per pound, partially offset by a 0.1 million pound decrease in shipments from 6.0 to 5.9 million pounds, offset the decrease in sales $4.1 million. Increased conversion and other miscellaneous sales also offset the decrease by $1.5 million.

The increase in the Engineered Products and Services Segment’s net sales was the result of higher demand from our commercial aerospace, energy, and defense markets which contributed $26.7 million, $17.1 million, and $3.9 million to the increase in net sales. The ramp up in the 787 Pi Box program was the main driver of the increased sales to the commercial aerospace market. Our acquisition of Remmele Engineering in February of 2012 contributed $20.8 million to the increase in sales during the nine months ending September 30, 2013.

Gross Profit. Gross profit for our reportable segments for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013		2012 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$74.7	27.3%	$58.9	21.4%	$15.8	26.8%
Engineered Products and Services Segment	53.6	17.0%	41.3	16.8%	12.3	29.8%

Total consolidated gross profit	$128.3	21.8%	$100.2	19.2%	$28.1	28.0%

The increase in the Titanium Segment’s gross profit was primarily attributable to a 4% decrease in mill product costs per pound and higher average-realized selling prices, which increased gross profit $9.1 million. A favorable margin product mix at our titanium service centers and duty drawback recoveries increased gross profit by $1.1 million and $8.7 million, respectively. Additionally, the nine months ended September 30, 2012 included a loss of $0.8 million due a transformer fire at our Canton melting facility. These items were partly offset by softening demand and pricing in the specialty metals market which impacted gross profit $2.7 million, and a $1.6 million charge related to the voluntary early retirement option enacted during the nine months ended September 30, 2013.

The increase in the Engineered Products and Services Segment’s gross profit was primarily due to a $15.5 million increase from higher net sales, principally related to higher deliveries of Boeing 787 Pi Box, and $6.1 million of duty drawback recoveries during the period. Partially offsetting these increases were unfavorable sales mix, higher production costs, and the impact from the strengthening U.S. dollar on our Canadian subsidiary.

Selling, General, and Administrative Expenses. SG&A for our reportable segments for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013		2012 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$27.1	9.9%	$28.2	10.3%	$(1.1)	(3.9)%
Engineered Products and Services Segment	42.9	13.6%	37.0	15.0%	5.9	15.9%

Total consolidated SG&A	$70.0	11.9%	$65.2	12.5%	$4.8	7.4%

The $4.8 million increase in SG&A expenses was partially attributable to the acquisition of Remmele in February 2012, which increased SG&A $2.2 million for the nine months ended September 30, 2013, as well as higher wages and stock-based compensation expenses during the period.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $3.0 million and $3.2 million for the nine month periods ended September 30, 2013 and 2012, respectively. This spending reflects our continued efforts to develop advanced titanium alloys a well as to make productivity and quality improvements to our manufacturing process.

Operating Income. Operating income for our reportable segments for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013		2012 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$44.6	16.3%	$26.1	9.5%	$18.5	70.9%
Engineered Products and Services Segment..	10.7	3.4%	4.0	1.6%	6.7	167.5%

Total consolidated operating income	$55.3	9.4%	$30.1	5.8%	$25.2	83.7%

The increase in the Titanium Segment’s gross profit was primarily attributable to lower raw material costs, increased duty drawback recoveries, and lower SG&A expenses during the nine months ended September 30, 2013.

The increase in the Engineered Products and Services Segment’s operating income was primarily attributable to higher gross profit, primarily driven by the ramp up in Boeing 787 Pi Box deliveries and higher duty drawback recoveries. These increases were partially offset by higher production costs, unfavorable foreign exchange impacts and higher SG&A.

Other Income (Expense), Net. Other income (expense), net, was $1.0 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. Other income consisted of foreign exchange gains and losses from our international operations and realized gains on the sales of available-for-sale securities.

Interest Income and Interest Expense. Interest income was not material for each of the nine months ended September 30, 2013 and 2012. Interest expense for the nine months ended September 30, 2013 and 2012 was $32.9 million and $13.2 million, respectively. The increase in interest expense was primarily driven by a $13.7 million debt extinguishment charge related to the repurchase of $115.6 million of our 2015 Notes in April 2013, through individually negotiated, private transactions, and the issuance of our 2019 Notes.

Provision for Income Taxes. We recognized a provision for income taxes of $3.5 million, or 14.9% of pretax income, and $6.0 million, or 34.8% of pretax income, for federal, state, and foreign income taxes on continuing operations for the nine months ended September 30, 2013 and 2012, respectively. Discrete items for the nine months ended September 30, 2013 provided a benefit of $3.8 million and were primarily due to the revaluation of certain deferred tax liabilities related to changes in state and U.K. tax law and the effective settlement of a tax audit during the period. These benefits were partially offset by adjustments to the provision for filed returns. Discrete items for the nine months ended September 30, 2012 totaled $0.2 million and were principally due to adjustments for tax returns filed during the period.

The 19.9 percentage point decrease in our tax rate is illustrated in the table below:

Provision for income taxes as a percentage of pretax income for the nine months ended September 30, 2012		34.8%
Changes in income taxes as a percentage of pretax income:
Reversal of prior year income taxes due to audit settlement	(9.0)
State tax law changes	(8.7)
UK law change	(2.3)
Other	0.1	(19.9)

Provision for income taxes as a percentage of pretax income for the nine months ended September 30, 2013		14.9%

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

Commensurate with the receipt of the proceeds from the 2019 Notes, we repurchased, through individually negotiated private transactions, approximately $115.6 million aggregate principal amount of our 2015 Notes for $133.4 million, including $1.3 million of accrued interest. Following the completion of these repurchases, approximately $114.4 million aggregate principal of our 2015 Notes remains outstanding.

During May 2013, one of our customers provided us a prepayment totaling $31.7 million to provide working capital during our production ramp to meet their accelerated production schedule. This prepayment was to be applied to deliveries to our customer starting July 2013. Through September 2013, $12.6 million has been utilized. We currently anticipate the remaining $19.1 million will be fully utilized prior to December 31, 2013.

We maintain a $150 million revolving credit facility under our Second Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement at any time during the nine months ended September 30, 2013 or 2012.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash, cash equivalents, and short-term investments of $360.2 million and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating needs and capital plans.

The financial covenants contained in our Credit Agreement are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.3 to 1 at September 30, 2013. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 14.3 to 1 at September 30, 2013. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. At September 30, 2013, we were in compliance with the financial covenants under our Credit Agreement.

Off-balance sheet arrangements. There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash provided by (used in) operating activities. Cash provided by (used in) operating activities for the nine months ended September 30, 2013 and 2012 was $6.3 million and $(25.5) million, respectively. The increased operating inflows during the nine months ended September 30, 2013 were driven primarily by lower inventory purchases during the current year. In the prior year, cash used in operating activities was principally for working capital, including accounts receivable and inventories, partially offset by increases in accounts payable and unearned revenue.

Cash used in investing activities. Cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $61.2 million and $57.9 million, respectively. For the nine months ended September 30, 2013, investing activities consisted primarily of the net outflow of $45.3 million related to the purchase and sale of short-term, available-for-sale investments, and capital expenditures of $26.4 million. Partially offsetting the investing outflows was $10.5 million of proceeds received from the sale of our Pierce Spafford subsidiary during the period. For the nine months ended September 30, 2012, investing activities consisted primarily of the purchase of Remmele, which included net cash consideration of $182.8 million, net available-for-sale investments activity which provided $176.8 million as we sold available-for-sale investments to fund the purchase of Remmele, and capital expenditures of $47.9 million.

Cash provided by (used in) financing activities. Financing activities provided $271.5 million during the nine months ended September 30, 2013, compared to a use of $1.7 million for the same period in 2012. The increase in cash provided by financing activities was driven primarily by the generation of $402.5 million from our issuance of the 2019 Notes during the period, offset by the payment of $12.4 million in deferred financing costs related to the issuance of the 2019 Notes, the repurchase of $115.6 million of aggregate principal amount of our 2015 Notes and normal stock-based compensation activity and scheduled payments on capital leases. During the nine months ended September 30, 2013, financing activities consisted of normal stock-based compensation activity and scheduled payments on capital leases.

Backlog

The Company’s order backlog for all markets was approximately $524 million as of September 30, 2013, compared to $545 million at December 31, 2012. Of the backlog at September 30, 2013, approximately $212 million is expected to be realized over the remainder of 2013. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, Joint Strike Fighter Program, and Boeing 787 Dreamliner® long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs range from $0.6 million to $2.1 million in the aggregate. At both September 30, 2013 and December 31, 2012, the amount accrued for future environmental-related costs was $1.3 million. Of the amount accrued at September 30, 2013, $1.2 million is recorded in other noncurrent liabilities. During the three and nine months ended September 30, 2013, payments related to our environmental liabilities were immaterial.

Income Taxes

The likelihood of realization of our deferred tax assets is reviewed by management as of each financial reporting period, giving consideration to all available evidence. Based upon this review, management records a valuation allowance when appropriate to reduce the value of the deferred tax assets to the amount more likely than not to be realized. Should management determine in a future period that an additional valuation allowance is required due to unfavorable changes in the facts and circumstances, there would be a corresponding charge to income tax expense.

The Company’s Canadian subsidiary has generated taxable losses of approximately $159.0 million through December 31, 2012. Approximately $0.5 million of these loss carry-forwards will expire in 2015, with the remaining loss carry-forwards expiring between 2026 and 2032. Although recent losses generally indicate a risk that tax loss carry-forwards may be impaired, management believes firm sales contracts, including a significant supply contract with a major aerospace manufacturer that will be substantially sourced from its Canadian subsidiary, and other anticipated business will generate sufficient taxable income to permit utilization of the loss carry-forwards. No other jurisdictions have material net deferred tax asset balances. This conclusion is currently under discussion with the Staff of the Securities and Exchange Commission.

Goodwill and Intangible Assets

In the case of goodwill and intangible assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value or acceleration of the amortization period may be required. Intangible assets were originally valued at fair value at the date of acquisition with the assistance of outside experts.

Concurrent with the acquisition of Remmele, the Medical Device Fabrication reporting unit was formed. Due to the proximity to acquisition date, the Medical Device Fabrication reporting unit does not have a large excess of fair value over book value. As such, this reporting unit is most at risk for potential future impairment charges.

New Accounting Standards

In July 2013, the FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”

This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect this guidance to have a material impact on the Condensed Consolidated Financial Statements.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU added disclosure requirements for amounts reclassified out of accumulated other comprehensive income for interim and annual reporting periods. The amendments in this ASU are effective prospectively for all reporting periods beginning after December 15, 2012. The adoption of this guidance during the Nine months ended September 30, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarified the types of instruments to which ASU 2011-11 applied. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the nine months ended September 30, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” This guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance during the nine months ended September 30, 2013 did not have a material impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 22, 2013.

Item 4. Controls and Procedures.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 due to the material weaknesses in internal control over financial reporting reported in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012 as filed with the SEC on November 12, 2013. These material weaknesses relate to controls to assess whether certain customer contracts should be accounted for using a percentage of completion model, the Company’s risk assessment process, the Company’s accounting for recently acquired businesses, internal controls at the Company’s recently acquired Advanced Forming division, and the Company’s controls over its annual goodwill impairment analysis. These material weaknesses continued to exist as of September 30, 2013. The material weakness in revenue recognition for certain customer contracts resulted in the first and second restatements of the Company’s Consolidated Financial Statements for the year ended December 31, 2012 and the Condensed Consolidated Financial Statements for the interim periods in 2012, and with respect to the first restatement each of the three months ended March 31, 2011 and June 30, 2011, as well as revisions to the December 31, 2011 and 2010 Consolidated Financial Statements, the Condensed Consolidated Financial Statements for the six months ended June 30, 2011 and for the three and nine months ended September 30, 2011. The other material weaknesses did not result in a material misstatement to the Company’s Consolidated Financial Statements; however, these material weaknesses could result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected.

There were no changes in the Company’s internal control over financial reporting implemented during the three months ended September 30, 2013 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting. The Company has started the evaluation process associated with remediation of the material weaknesses that have been described above. The Company will continue to take measures, including engaging service providers, that may be necessary and advisable so as to institute measures to address these material weaknesses.

PART II —OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our amended Annual Report on Form 10-K/A for the year ended December 31, 2012 as filed with the SEC on September 24, 2013, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our Common Stock during the three months ended September 30, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1—31, 2013	—	$—	—	$2,973
August 1—31, 2013	—	—	—	2,973
September 1—30, 2013	—	—	—	2,973

Total	—	$—	—

(1)	Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the Company’s 2004 Stock Plan.
(2)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were no shares of Common Stock surrendered to satisfy tax liabilities for the three months ended September 30, 2013. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended September 30, 2013. At September 30, 2013, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 6. Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: November 12, 2013

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