Form 10-K
period 2013-12-31
RTI INTERNATIONAL METALS INC
filed 2014-03-18
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  ☐        No   ☑

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

Yes  ☐        No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $832.7 million as of June 30, 2013. The closing price of the Company’s common stock (“Common Stock”) on June 28, 2013, as reported on the New York Stock Exchange, was $27.71.

The number of shares of Common Stock outstanding at February 28, 2014 was 30,660,052.

Documents Incorporated by Reference:

Selected Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this report, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and, “us” mean RTI International Metals, Inc., its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

EXPLANATORY NOTE

Restatement of Consolidated Financial Results

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Annual Report”) includes the restatement of our Consolidated Financial Statements and the related disclosures for the previously reported years ended December 31, 2012 and 2011, and for the interim periods in 2013 and 2012, resulting from the Company’s determination that a valuation allowance against its Canadian deferred tax asset should have been recorded as of December 31, 2010. The Company determined that it should have given greater weight to its Canadian subsidiary’s history of cumulative losses relative to its expectations of future taxable income. As a result of recording the valuation allowance, the Company has corrected the deferred tax assets at each balance sheet date and its provision for income taxes in each affected period. As a result, in this Annual Report, the Company has restated its Consolidated Balance Sheet as of December 31, 2012 and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for the years ended December 31, 2012 and December 31, 2011 and interim periods in fiscal year 2012 and March 31, June 30, and September 30, 2013. In addition, the following items of this Annual Report include restated financial data: (i) Part II, Item 6—Selected Financial Data; (ii) Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 8—Financial Statements and Supplementary Data. We also have disclosure regarding the impact of the restatement on the adequacy of the Company’s internal control over financial reporting and disclosure controls and procedures for the relevant restatement periods in Part II, Item 9A.— Controls and Procedures.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any fiscal year or interim period affected by the restatement discussed above. Instead, the financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2013 Annual Report, and the financial information contained in such previously-filed reports should no longer be relied upon.

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

On October 1, 2013, the Company purchased all of the outstanding common stock of RTI Extrusions Europe, Limited (formerly the extrusions business of Osborn Metals Limited) (“RTI Extrusions Europe”) for consideration of approximately $16.2 million in cash and the assumption of approximately $4.2 million in liabilities. RTI Extrusions Europe manufactures extruded, hot-or-cold stretched steel and titanium parts for a number of markets including the aerospace and oil and gas markets, and is complementary to the Company’s existing titanium extrusion operation in Houston, Texas.

On January 22, 2014, the Company announced the acquisition of Directed Manufacturing, Inc. (“RTI Directed Manufacturing”), for $23.0 million in cash. RTI Directed Manufacturing is a leader in additive manufacturing of titanium, specialty metal and plastic components for both commercial production and engineering development applications in the commercial aerospace, medical and oil and gas markets. The acquisition provides potential solutions for the Company’s customers who seek near-net shape titanium parts and components.

In April 2013, the Company completed the sale of its subsidiary, Pierce Spafford Metals Company, Inc. (“RTI Pierce Spafford”) for approximately $12.4 million of cash, of which $10.5 million has been received as of December 31, 2013, with the remainder due in late 2014. In addition, during December 2013 the Company entered into a letter of intent to sell the assets of its other non-titanium service center, Bow Steel Corporation (“RTI Connecticut”), which was subsequently completed in February, 2014. The results of RTI Pierce Spafford and RTI Connecticut have been presented as results from discontinued operations on the Company’s Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations. The Company’s Consolidated Financial Statements and the Notes thereto have been conformed to exclude amounts attributable to the aforementioned discontinued operations.

Industry Overview

Titanium’s physical characteristics include a high strength-to-weight ratio, ability to withstand extreme temperatures and maintain performance characteristics, and superior corrosion and erosion resistance. Relative to other metals, it is particularly effective in extremely harsh conditions. Given these properties, the scope of potential uses for titanium would be much broader than its current uses but for its higher cost of production as compared to other metals. The first major commercial application of titanium occurred in the early 1950’s when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace components and in airframe construction. Traditionally, a majority of the U.S. titanium industry’s output has been used in aerospace applications. The cyclical nature of the aerospace and defense industries have been the principal cause of the fluctuations in the demand for titanium-related products. In more recent years, increasing quantities of the industry’s output have been used in non-aerospace applications, such as the oil and gas exploration and production industry, medical products, geothermal energy production, chemical processing, consumer products, and non-aerospace military applications such as heavy artillery and armoring.

The U.S. titanium industry’s reported shipments were approximately 87 million pounds and 100 million pounds in 2012 and 2011, respectively, and are estimated to be approximately 98 million pounds in 2013. Shipments during 2013 increased as compared to 2012, due to continued high demand related to commercial aircraft build rates. Notwithstanding the current uncertainty in the defense industry related to the future of various defense programs, including the Lockheed Martin F-35 Joint Strike Fighter (“JSF”), demand for titanium is currently expected to increase in 2014 due to the ongoing aircraft build-rate increases expected from both Boeing and Airbus, as well as the continued ramp up of the Boeing 787 program and the expected beginning of deliveries for the Airbus’s A350XWB program.

Changes in titanium demand from the commercial aerospace industry typically precede increases or decreases in aircraft production. In the Company’s experience, aircraft manufacturers and their subcontractors generally order titanium mill products six to eighteen months in advance of final aircraft production. This long lead time is due to the time it takes to produce a final assembly or part that is ready for installation into an airframe or jet engine.

The following is a summary of the Company’s proportional sales to each of the three primary markets it serves and a discussion of events occurring within those markets:

	2013	2012	2011
Commercial Aerospace	55%	55%	58%
Defense	22%	23%	28%
Energy, Medical, and Other	23%	22%	14%

Commercial Aerospace

Historically, growth in the commercial aerospace market was the result of increased world-wide air travel, which drove not only increased aircraft production but also increased production of larger aircraft with higher titanium content than previous models. More recently and into the future, growth in the commercial aerospace market is expected to be driven by the need for more fuel efficient aircraft due to higher energy costs, as well as an expected replacement cycle of older aircraft. In response to these changing dynamics, Boeing is producing the new 787 Dreamliner family of aircraft. Airbus is producing the A350XWB, which completed its first test flight in 2013, to compete with Boeing’s 787 model, and Airbus continues to produce the largest commercial aircraft, the A380. The A350XWB is currently expected to go into service in late 2014. All three of these aircraft use substantially more titanium per aircraft than any other current commercial aircraft. As production of these aircraft increases, titanium demand is expected to grow to levels significantly above previous peak levels.

Collectively, Airbus and Boeing, reported a record aggregate backlog of 10,639 aircraft on order at the end of 2013, a 17% increase from the prior year. This increase was primarily driven by strong orders for the single aisle A320neo and 737 MAX aircraft, as well as continued strength in orders for Boeing’s 787 Dreamliner family of aircraft. This order backlog represents approximately nine years of production, at current build rates, for both Airbus and Boeing. According to Aerospace Market News, reported deliveries of large commercial aircraft by Airbus and Boeing totaled:

	2013	2012	2011
Deliveries	1,274	1,189	1,011

Further, The Airline Monitor currently forecasts deliveries of large commercial jets for Airbus and Boeing of approximately:

	2016	2015	2014
Forecasted deliveries	1,550	1,490	1,410

Defense

Military aircraft make extensive use of titanium and other specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F-22, F-18, F-15, and JSF, and European fighters such as the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the A400M also use significant quantities of these metals.

The JSF is set to become the fighter for the 21st century with production currently expected to exceed 3,000 aircraft over the life of the program. In 2007, the Company was awarded a long-term contract extension from Lockheed Martin to supply up to eight million pounds annually of titanium mill product to support full-rate production of the JSF through 2020. The products supplied by the Company include titanium sheet, plate, billet, and ingot. Under the contract, the Company is currently supplying approximately two million pounds annually. While the JSF program has been the subject of budget discussions in recent years due to continuing defense budget pressures and the sequestration of the defense budget, the program is expected to consume in excess of two million pounds in 2014.

In addition to aerospace defense requirements, there are numerous titanium applications on ground vehicles and artillery, driven by its armoring (greater strength) and mobility (lighter weight) enhancements.

Energy, Medical, & Other

Sales to the energy, medical device, and other consumer and industrial markets consist primarily of shipments to the energy and medical device sectors by our Engineered Products and Services (“EP&S”) Segment, and sales of ferro titanium to the specialty steel industry from our Titanium Segment.

In the energy sector, demand for the Company’s products for oil and natural gas extraction, including deepwater drilling exploration and production, increased in 2013. Demand for these products has grown due to increased deepwater oil and gas development from deepwater and difficult-to-reach locations around the globe. As the complexity of oil and gas exploration and production increases, the expected scope of potential uses for titanium-based structures and components is expected to increase, as well. Similar to the commercial aerospace market, titanium’s usage in the energy sector would be higher but for its relatively high production costs.

In the medical device sector, the Company collaboratively engineers innovative, precision-machined solutions with its customers in the minimally invasive surgical device and implantable device markets. The market for medical devices is focused primarily on North America, Western Europe, and Japan. Demand for these products is expected to increase as populations age and the healthcare industry’s focus on cost containment continues.

Growth in developing nations, such as China, India, and regions such as the Middle East, has stimulated increased demand from the chemical process industry for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants. While the Company does not currently participate in these markets due to the nature of its product line, increased demand for these products has resulted in increased titanium demand overall.

Products and Segments

Effective January 1, 2013, we conduct business in two segments: the Titanium Segment and the EP&S Segment. This structure reflects our transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns our resources to support our long-term growth strategy.

Titanium Segment

The Titanium Segment melts, forges, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles and Canton, Ohio; Martinsville, Virginia; Norwalk, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment manufactures and distributes mill products that are fabricated into parts and utilized in aircraft structural sections such as landing gear, fasteners, tail sections, wing support and carry-through structures, and various engine components including rotor blades, vanes and discs, rings, and engine casings. Its titanium furnaces (as well as other processing equipment) and products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and jet engines. Attaining such certifications is often time consuming and expensive, and can serve as a barrier to entry into the titanium mill product market. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The Titanium Segment’s mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, energy, medical device, and other consumer and industrial markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. In 2013, approximately 21% of the Titanium Segment’s products were sold to the Company’s EP&S Segment, where value-added services are performed on such parts prior to their ultimate shipment to the customer, compared to 19% in 2012 and 18% in 2011. The increase in sales to the EP&S Segment in 2013 resulted from the Company’s efforts to source more of the titanium used in its fabricated components from its mill.

Engineered Products and Services Segment

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, additively manufacture, micro-machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston and Austin, Texas; Sullivan and Washington, Missouri; Laval, Canada; and Welwyn Garden City and Bradford, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

Integrated Strategy

The Company believes that by providing its customers with a full-range of products and technologies, from mill products to assembled and kitted titanium components, it provides significant value to its customers.

When titanium products and fabrications are involved in a project, the Titanium Segment and the EP&S Segment coordinate their varied capabilities to provide the best materials solution for the Company’s customers. Examples of such coordinated activities include:

•

The use of Titanium Segment-sourced cut titanium sheet by the EP&S Segment’s forming facilities to manufacture hot and superplastically formed parts for various commercial aerospace and defense programs; and

•

The use of Titanium Segment-sourced billet for use by the EP&S Segment’s extrusion facilities to manufacture structured components, including the Boeing Pi Box seat track for the commercial aerospace market.

The Company’s consolidated net sales represented by each Segment for each of the past three years are summarized in the following table:

	2013		2012		2011
(dollars in millions)	$	%	$	%	$	%
Titanium Segment	$346.6	44.2%	$352.9	50.4%	$324.9	66.5%
Engineered Products and Services Segment	436.7	55.8%	347.1	49.6%	163.5	33.5%

Total consolidated net sales	$783.3	100.0%	$700.0	100.0%	$488.4	100.0%

Operating income (loss) contributed by each Segment for each of the past three years is summarized in the following table:

	2013		2012		2011
(dollars in millions)	$	%	$	%	$	%
Titanium Segment	$59.0	95.2%	$39.0	82.3%	$36.1	154.3%
Engineered Products and Services Segment	3.0	4.8%	8.4	17.7%	(12.7)	(54.3)%

Total consolidated operating income (loss)	$62.0	100.0%	$47.4	100.0%	$23.4	100.0%

The Company’s total consolidated assets identified with each Segment as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2013	2012 (as restated)	2011 (as restated)
Titanium Segment	$604.1	$566.4	$492.2
Engineered Products and Services Segment	585.8	544.9	272.5
Assets of Discontinued Operations	5.3	25.2	26.5
General Corporate (1)	310.3	83.6	309.4

Total consolidated assets	$1,505.5	$1,220.1	$1,100.6

(1)	Consists primarily of unallocated cash and short-term investments.

The Company’s long-lived assets by geographic area as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2013	2012 (as restated)	2011 (as restated)
United States	$438.2	$465.3	$278.5
Canada	69.4	67.7	71.3
England	57.9	37.7	37.1
France	1.4	0.8	0.5

Total consolidated long-lived assets	$566.9	$571.5	$387.4

Exports

The Company’s exports consist primarily of titanium mill products, extrusions, and machined extrusions used in the aerospace markets. The Company’s export sales as a percentage of total net sales for each of the past three years were as follows:

	2013	2012	2011
Export sales	30%	36%	37%

Such sales are made primarily to Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 13 to the Consolidated Financial Statements included in this Annual Report.

Backlog

The Company’s order backlog for all markets was approximately $516 million as of December 31, 2013, as compared to $543 million at December 31, 2012. Of the backlog at December 31, 2013, approximately $483 million is likely to be realized in 2014. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Raw Materials

The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and various alloying agents. The Company sources its raw materials from a number of domestic and foreign suppliers under long-term contracts and other negotiated transactions. Currently, all of the Company’s titanium sponge requirements are sourced from foreign suppliers. Requirements for titanium sponge, scrap, alloys, and other metallics vary depending upon the exacting specification of the end market application. The Company’s cold-hearth and electron beam melting process provides it with the flexibility to consume a wider range of metallics, thereby reducing its need for purchased titanium sponge.

The Company currently has supply agreements in place for certain critical raw materials. These supply agreements are with suppliers located in, or for products produced in, Japan and the United States, and allow the Company to purchase certain quantities of raw materials at either annually negotiated prices or, in some cases, fixed prices that may be subject to certain underlying input cost adjustments. Purchases made under these contracts are denominated in U.S. Dollars; however, in some cases, the contract provisions include potential price adjustments to the extent that the Yen to U.S. Dollar exchange rate falls outside of a specified range. These contracts expire at various periods through 2021. The Company acquires the balance of its raw materials opportunistically on the spot market as needed. The Company currently believes it has adequate sources of supply for titanium sponge, titanium scrap, alloying agents, and other raw materials to meet its short and medium-term needs.

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

Consumers of titanium products in the aerospace industry tend to be very large and highly concentrated. Boeing, Airbus, Lockheed Martin, Bombardier, and Embraer manufacture airframes. General Electric, Pratt & Whitney, Rolls Royce, MTU, and Snecma build jet engines. Direct purchases from these companies and their family of specialty subcontractors account for a majority of aerospace products manufactured for large commercial aerospace and defense applications.

Producers of titanium mill products are primarily located in the U.S., Japan, Russia, Europe, and China. The Company participates directly in the titanium mill product business primarily through its Titanium Segment. The Company’s principal competitors in the aerospace titanium mill product market are Allegheny Technologies Incorporated (NYSE: ATI) and Precision Castparts Corporation (NYSE: PCP), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization (RU: VSMO), based in Russia. The Company competes with these companies primarily on the basis of price, quality of products, technical support, and the availability of products to meet customers’ delivery schedules.

The EP&S Segment competes with other companies primarily on the basis of price, quality, timely delivery, and customer service. The Company’s principal competitors in the aerospace titanium fabricated component market are GKN Aerospace PLC (LSE: GKN), Triumph Group Inc. (NYSE: TGI), LMI Aerospace (NASDAQ: LMIA), PCP, and Ducommun Inc. (NYSE: DCO). In the energy sector, the Company competes with 2H Offshore, Oil States International, Inc. (NYSE: OIS), Ameriforge Group, Inc., and Sheffield Offshore Services.

In the medical device sector, the Company competes with Norwood Medical, Accellent, and Mountainside Medical. The Company believes that the business units in its EP&S Segment are well-positioned to continue to compete and grow due to the range of goods and services offered, their demonstrated expertise, and the increasing synergy with the Titanium Segment for product and technical support.

Trade and Legislative Factors

Imports of titanium mill products from countries that are subject to the normal trade relations (“NTR”) tariff rate are subject to a 15% tariff, whereas the countries not subject to the NTR tariff rate are subject to a 45% tariff. Additionally, a 15% tariff exists on unwrought titanium products entering the U.S., including titanium sponge. Currently, the Company imports titanium sponge from Japan, which is subject to this 15% tariff. Competitors of the Company that do not import titanium sponge are not subject to the additional 15% tariff in the cost of their products. In the past, the Company has sought relief from this tariff through the Offices of the U.S. Trade Representative but has been unsuccessful in having the tariff removed. The Company believes that the U.S. trade laws as currently applied to the domestic titanium industry create a competitive disadvantage to the Company.

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

The United States Government is required by 10 U.S.C. §2533b, “Requirement to buy strategic materials critical to national security from American sources” (the “Specialty Metals Clause”), to use domestically-melted titanium for certain military applications. The law was comprehensively revised in the 2007 Defense Authorization Act, and further revised per the National Defense Authorization Act for Fiscal Year 2008 (“2008 Act”). The 2008 Act reflects a compromise on domestic source requirements for specialty metals.

As currently implemented, the Specialty Metals Clause applies to commercial off-the-shelf-items such as: specialty metals mill products like titanium bar, billet, slab, and sheet; forgings and castings of specialty metals (unless incorporated into a commercial off-the-shelf item or subassembly); and fasteners (unless incorporated into commercial off-the-shelf end items or subassemblies). The 2008 Act provides for a de minimis exception whereby defense agencies may accept an item containing up to 2% noncompliant metal, based on the total weight of all of the specialty metals in an item and revised the rules for granting compliance waivers when compliant materials are not available.

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

Marketing and Distribution

The Company markets its titanium mill and related products and services worldwide. The majority of the Company’s sales are made through its own sales force. The Company’s sales force has offices in Pittsburgh, Pennsylvania; Niles, Ohio; Minneapolis, Minnesota; Houston and Austin, Texas; Norwalk, California; Sullivan and Washington, Missouri; Windsor, Connecticut; Bradford, Tamworth, and Welwyn Garden City, England; Jiangsu, China; and Laval, Canada. Technical Marketing personnel are available to service these offices. Customer support for new product applications and development is provided by the Company’s Customer Technical Service personnel at each business unit, as well as at the corporate-level through the Company’s Technical Business Development and Research and Development organizations located in Pittsburgh, Pennsylvania and Niles, Ohio, respectively.

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

The principal goals of the Company’s research programs are advancing technical expertise in the production of titanium mill and fabricated products, and developing innovative solutions to customer needs through new and improved mill and value-added products. The Company’s research, technical, and product development expenses for each of the past three years were as follows:

	2013	2012	2011
(dollars in millions)
Research, technical and product development expenses	$3.9	$4.2	$3.4

Patents and Trademarks

The Company possesses a substantial body of technical know-how and trade secrets. The Company considers its expertise, trade secrets, and patent portfolio to be important to the conduct of its business, although no individual item is currently considered to be material to either the Company’s business as a whole or to an individual reporting segment. The Company’s Titanium Segment holds seven patents covering various manufacturing processes, most of which have not yet been commercialized, and the Company’s EP&S Segment holds eight patents related to its energy business. All of the Company’s patents have been issued between 2000 and 2013 and, assuming payment of all required maintenance fees, expire between 2020 and 2030.

Employees

At December 31, 2013, the Company and its subsidiaries had 2,437 employees, 913 of whom were classified as administrative and sales personnel. Of the total number of employees, 809 employees were in the Titanium Segment, 1,544 in the EP&S Segment, and 84 at RTI’s corporate headquarters.

The United Steelworkers of America (“USW”) represents approximately 345 of the hourly, clerical, and technical employees at the Company’s plant in Niles, Ohio. In 2012, the Company and the USW extended its current union contract through June 30, 2018. The Company’s facility in Washington, Missouri has 176 hourly employees who are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor contract with the IAMAW expires on February 19, 2015. No other Company employees are currently represented by a union.

Executive Officers of the Registrant

Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2013.

Name	Age	Title
Dawne S. Hickton	56	Vice Chair, President and Chief Executive Officer
James L. McCarley	50	Executive Vice President—Operations
Patricia A. O’Connell	51	Executive Vice President—Commercial
William T. Hull	56	Senior Vice President and Chief Financial Officer
William F. Strome	58	Senior Vice President—Finance and Administration
Chad Whalen	39	General Counsel and Senior Vice President—Government Relations

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

Mr. McCarley was appointed Executive Vice President—Operations in May 2010. He had served as the Chief Executive Officer of General Vortex Energy, Inc., a private developer of engine and combustion technologies, from September 2009 to May 2010. From 1987 to 2009, Mr. McCarley served in a variety of management positions at Wyman Gordon, a division of Precision Castparts Corporation, a global manufacturer of complex metal components, most recently as Division President of Wyman Gordon—West from 2008 to 2009 and Vice President & General Manager from 2006 to 2008.

Ms. O’Connell was appointed Executive Vice President—Commercial in January 2013. Prior to joining RTI, Ms. O’Connell was President of Rolls-Royce’s North America Customer Business where she was responsible for leading and developing the new Customer Business organization in the United States. Ms. O’Connell has held senior leadership positions at GE Aviation as VP of Customer Management, Business and General Aviation and President Civil Aviation Systems, as well as key leadership roles at Rockwell Collins. Ms. O’Connell has over 20 years of experience in sales, new business development, operations, material and supply, international business, strategy and customer relations including 17 years in the aviation industry.

Mr. Hull was appointed Senior Vice President and Chief Financial Officer in April 2007. He had served as Vice President and Chief Accounting Officer since August 2005. Prior to joining the Company, Mr. Hull served as Corporate Controller of Stoneridge, Inc., a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial vehicle, automotive, agricultural and off-highway vehicle markets, where he was employed since 2000. Mr. Hull is a Certified Public Accountant.

Mr. Strome was appointed Senior Vice President—Finance and Administration in October 2009. He had served as Senior Vice President of Strategic Planning and Finance since November 2007. Mr. Strome will be retiring from the Company effective April 15, 2014. Prior to joining the Company, Mr. Strome served as a Principal focusing on environmental development projects at Laurel Mountain Partners, L.L.C. Prior to joining Laurel in 2006, Mr. Strome served as Senior Managing Director and Group Head, Diversified Industrials at the investment banking firm Friedman, Billings, Ramsey & Co., Inc. From 1981 to 2001, Mr. Strome was employed by PNC Financial Services Group, Inc. in various legal capacities and most recently managed PNC’s corporate finance advisory activities and its mergers and acquisitions services.

Mr. Whalen was appointed General Counsel & Senior Vice President—Government Relations in April 2013. He served as Vice President, General Counsel and Secretary from February 2007 to April 2013. Mr. Whalen practiced corporate law at the law firm of Buchanan Ingersoll & Rooney PC from 1999 until joining the Company. He is an active member of The Society of Corporate Secretaries and Government Professionals and the Business Law Section of the American Bar Association.

Available Information

Our Internet address is www.rtiintl.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). All filings are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make available on our website our corporate governance documents, including the Company’s Code of Ethical Business Conduct, governance guidelines, and the charters for various board committees.

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

Like other companies, we are susceptible to the effects of the prolonged economic downturn and slow recovery characterized by high unemployment and decreased consumer and business spending. Macroeconomic conditions in the United States and abroad may affect our performance and that of our customers and suppliers. Continued uncertainty about global economic conditions pose a risk, as customers may postpone or reduce spending in response to restraints on credit. Further, our ability to access the traditional bank and capital markets may be negatively impacted, which could adversely impact our ability to react to changing economic and business conditions. We remain subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. Changes in policy resulting from the current political environment, fluctuations in global currencies, and continued worldwide political instability could have an adverse impact on the financial condition and the level of business activity of the defense industry or other market segments in which we participate. This may reduce our customers’ demand for our products and/or depress pricing of those products, resulting in a material adverse impact on our business, prospects, results of operations, revenues, and cash flows.

A substantial amount of our revenue is derived from the commercial aerospace and defense industries and a limited number of customers.

Approximately 77% of our current annual revenue is derived from the commercial aerospace and defense industries. Of this amount, Boeing, through multiple contracts with various Company subsidiaries covering varying periods, accounted for approximately 21% of our consolidated net sales in 2013. Although business with our largest customers is typically split into several contracts, the loss of all of the business from any of our primary customers (whether by cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial position. Within the commercial aerospace and defense industries are a relatively small number of consumers of titanium products that typically have strong purchasing power as a result of consolidation and other factors. Those industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services.

In addition, many of our customers are dependent on the commercial airline industry, which is subject to significant economic and political challenges due to threats or acts of terrorism, rising or volatile fuel costs, pandemics or other outbreaks of infectious diseases, aggressive competition, global economic slowdown, and other factors. Further, the new aerospace and defense platforms which use our products may be subject to production delays which affect the timing of the delivery of our products for such platforms. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither we nor our customers may be able to project or plan in a timely manner for the impact of these events.

Continued U.S. budget deficits could result in continued defense spending cuts and/or reductions in defense programs, including the JSF program, which could adversely impact us.

Some of our customers are particularly sensitive to the level of government spending on defense-related products. Government programs are dependent upon the continued availability of appropriations, which are approved on an annual basis. Future reductions in defense spending could result from the current or future economic or political environment, such as recent sequestration of the defense budget, which could result in reductions in demand for defense-related titanium products. Further, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations.

A significant amount of forecasted revenue is associated with the JSF program. Continued U.S. Federal budget deficits could result in significant pressure to reduce the annual defense budget, potentially including cancellations of, reductions in, or delays of major defense programs such as the JSF program. Delays in the ramp up of the JSF program, or a reduction in the total number of aircraft produced, could have a material adverse impact on our results of operations, financial position, and cash flows.

A significant amount of our future revenue is based on long-term contracts for new aircraft programs.

We have entered into several long-term contracts in recent years to produce titanium mill products and complex engineered assemblies for several new aircraft programs, including the Boeing 787 Dreamliner, the JSF, and the Airbus family of aircraft, including the A380, the A350XWB and the A400M military transport. In order to meet the delivery requirements under each of these contracts, we have invested in significant capital expansion projects. We have also experienced significant delays with respect to the ramp-up of certain of these long-term programs due to production problems or other concerns experienced by our customers. In the event any such delays were to reoccur, or if any of these programs were to be cancelled, such events could result in a material adverse impact on our business, prospects, results of operations, revenues, cash flows, and financial condition.

Integrating acquisitions may be more difficult, costly or time-consuming than expected, which may adversely affect our results and affect adversely the value of our stock following such acquisitions.

We have completed various acquisitions that we believe will be beneficial to the Company and our shareholders. The success of these acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating the businesses acquired. To realize these anticipated benefits, we must successfully integrate the businesses in an efficient and effective manner. If we are unable to achieve these objectives within the anticipated time frames, or at all, the anticipated benefits and cost savings of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, and as a result our results of operations, financial position, and cash flow may be adversely affected.

Specifically, issues that must be addressed in integrating the acquired companies into our operations in order to realize the anticipated benefits of the acquisitions include, among others:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct a comprehensive evaluation of our internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent registered public accounting firm is required to attest to and report on our assessment of the effectiveness of internal control over financial reporting. We have determined that certain material weaknesses, as described in Part II—Item 9A, Controls and Procedures, of this Annual Report existed as of December 31, 2013. Accordingly, we have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2013.

Management, with oversight from the Audit Committee of the Board of Directors, has developed and presented a plan for the completion of remediation measures to address these weaknesses. Although we believe we are taking appropriate actions to remediate the control deficiencies we have previously identified, we cannot assure you that we will not discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our Consolidated Financial Statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business, financial condition, and reputation could be harmed.

Our failure to timely comply with our reporting obligations under the Exchange Act may have an adverse effect on our ability to raise capital.

As a result of our failure to timely comply with our reporting obligations under the Exchange Act in 2013, we are currently subject to restrictions regarding the registration of our securities, including our common stock, under federal securities laws. Although we have regained compliance with our reporting obligations under the Exchange Act, for a certain period of time in calendar year 2014 we will be unable to use a shorter and less costly registration statement on Form S-3. This restriction increases our costs to access capital markets, which may adversely affect our business.

The carrying value of goodwill and other intangible assets may not be recoverable.

As of December 31, 2013, we had goodwill of $117.6 million and other intangible assets of $53.8 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review goodwill and other indefinite-lived intangible assets at least annually for impairment, and definite-lived intangible assets when facts and circumstances warrant an impairment review. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any impairment would be charged immediately through our Consolidated Statement of Operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations and financial condition.

We are dependent on various third-party services that are subject to price and availability fluctuations.

We often rely on other companies to provide outside material processing services that may be critical to the manufacture of our products. We depend on these third parties to meet our contractual obligations to our customers and to conduct our operations. Our ability to meet our obligations to our customers may be adversely affected if these third parties do not provide the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Further, purchase prices and availability of these services are subject to volatility. At any given time, we may be unable to obtain these critical services on a timely basis, at acceptable prices, or on other acceptable terms, if at all. Further, if an outside processor is unable to produce to required specifications, our additional cost to cure may negatively impact our margins. Such third parties may be less likely than us to be able to quickly recover from natural disasters or other events beyond their control, and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. Many factors outside of their or our control, including without limitation, raw material shortages, inadequate manufacturing capacity, labor disputes, transportation disruptions or weather conditions, could adversely affect their ability to return our products to us at favorable margins and in a timely manner.

If we are unable to protect our data and process control systems against data corruption, cyber-based attacks, or network security breaches, we could experience disruption to our operations, the compromise or corruption of confidential information, and/or damage to our reputation, relationship with customers, or physical assets, all of which could negatively impact our financial results.

We have in place a number of systems, processes, and practices designed to protect against intentional or unintentional misappropriation or corruption of our systems and information or disruption of our operations due to a cyber incident. Despite our security efforts, our information technology and infrastructure could be subject to attacks by hackers, computer viruses or physical or electronic breaches resulting from employee error, malfeasance or other disruptions, which could create system disruptions, shutdowns, or unauthorized disclosure of confidential information. If we are unable to prevent such security or privacy breaches, our operations could be disrupted or we may suffer loss of reputation, financial loss, legal claims or proceedings, property damage, and other regulatory penalties because of lost or misappropriated information. Furthermore, our customers are increasingly imposing more stringent contractual obligations on us relating to our information security protections and protocols. If we are unable to maintain protections and processes at a level commensurate with that required by our large customers, it could negatively affect our relationships with those customers and harm our business.

Demand for our products and services may be adversely affected by decreased demand for our customers’ products and services.

Our business is substantially derived from titanium mill products and fabricated metal parts, which are primarily used by our customers as components in the manufacture of their products. Our ability to meet our financial expectations could be directly impacted by our customers’ inabilities to meet their own financial expectations. A significant downturn in demand for our customers’ products and services could occur for reasons beyond their control such as unforeseen spending constraints, competitive pressures, rising prices, the inability to contain costs, and other domestic as well as global economic, environmental or political factors. Any resulting slowdown in demand by, or complete loss of business from, these customers as a result of decreased demand for their products could have a material impact on our results of operations and financial position, including, but not limited to, impairment of goodwill and long-lived assets, which could be material.

We are subject to competitive pressures.

The titanium metals industry is highly-competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Our Russian competitor, in particular, has significantly greater capacity than us and others in our industry. Additionally, our industry has been experiencing a period of consolidation, which further enhances competitive pressures. Not only do we face competition for a limited number of customers with other producers of titanium products, but we also must compete with producers of other generally less expensive materials of construction including stainless steel, nickel-based high temperature and corrosion resistant alloys, and composites.

Our competitors could experience more favorable operating conditions than us, including lower raw materials costs, more favorable labor agreements, or other factors which could provide them with competitive cost advantages in their ability to provide goods and services. Changes in costs or other factors related to the production and supply of titanium mill products, compared to costs or other factors related to the production and supply of other types of materials of construction, may negatively impact our business and the industry as a whole. New competitive forces unknown to us today could also emerge which could have an adverse impact on our financial performance. Our foreign competitors in particular may have the ability to offer goods and services to our customers at more favorable prices due to advantageous economic, environmental, political, or other factors.

In addition, the titanium industry is constantly evolving and there is significant competition to develop improved processes and uses for titanium. If the Company fails to develop new processes, uses, or markets for titanium, it could result in the loss of market share and key customers.

We may experience a lack of supply of raw materials at costs that provide us with acceptable margin levels.

The raw materials required for the production of titanium mill products (primarily titanium sponge and scrap) are acquired from a number of domestic and foreign suppliers. Although we have long-term contracts in place for the procurement of certain amounts of raw material, and we believe we have adequate sources of supply to meet our short and medium-term needs, we cannot guarantee that our suppliers will fulfill their contractual obligations, and they may be adversely impacted by events within or outside of their control that may adversely affect our business operations. We cannot guarantee that we will be able to obtain adequate amounts of raw materials from other suppliers in the event that our primary suppliers are unable to meet our needs. We may experience an increase in prices for raw materials which could have a negative impact on our profit margins if we are unable to adequately increase product pricing, and we may not be able to project the impact that an increase in costs may cause in a timely manner. We may be contractually obligated to supply products to our customers at price levels that do not achieve our expected margins due to unanticipated increases in the costs of raw materials. We may experience dramatic increases in demand and we cannot guarantee that we will be able to obtain adequate levels of raw materials at prices that are within acceptable cost parameters in order to fulfill that demand.

We are subject to changes in product pricing.

The titanium industry is highly cyclical. Consequently, excess supply and competition may periodically result in fluctuations in the prices at which we are able to sell certain products. Price reductions may have a negative impact on our operating results. In addition, our ability to implement price increases is dependent on market conditions, which are often beyond our control. Given the long manufacturing lead times for certain products, the realization of financial benefits from increased prices may be delayed.

We may experience a shortage in the supply of energy or an increase in energy costs to operate our plants.

Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas, or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes or the inability to extend expiring energy supply contracts on favorable economic terms, any of which could have a material adverse impact on our results of operations. We own twenty-six natural gas wells which provide some but not all of the non-electrical energy required by our Niles, Ohio operations.

We may not be able to recover the carrying value of our long-lived assets, which could require us to record asset impairment charges.

As of December 31, 2013, we had net property, plant, and equipment of $372.3 million. We operate in a highly-competitive and highly-cyclical industry. In addition, we have invested heavily in new machinery and facilities in order to win new long-term supply agreements related to next-generation aircraft such as the Boeing 787, the Airbus family of commercial aircraft, and the JSF program. If we were unable to realize the benefits under these agreements, for whatever reason, we could be required to record material asset and asset-related impairment charges in future periods which could adversely affect our results of operations.

Many of our products are used in critical aircraft components and medical devices and must be manufactured to stringent quality standards.

Given the critical nature of many of the end uses for our products, including specifically their use in critical rotating parts of gas turbine engines and their use in medical devices, a quality issue could have a material adverse impact on our reputation in the marketplace. While we maintain product liability insurance, including aircraft grounding liability of $500 million, should a quality or warranty claim exceed this coverage, or should our coverage be denied, such liability could have a material adverse impact on our results of operations, cash flows, financial condition and reputation.

Healthcare legislation has and may continue to impact our business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Acts”) were passed and signed into law in March, 2010. Among other things, the Acts impose an individual mandate for obtaining health insurance coverage; require plans to be sold on a guaranteed issue basis, which eliminates pre-existing condition exclusions; prohibit annual and lifetime maximum limits on certain essential benefits; restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the Acts become effective at various dates between their enactment in 2010 and the year 2020. The Department of Health and Human Services, the Department of Labor and the Treasury Department have issued and are continuing to issue the necessary enabling regulations and guidance with respect to the Acts, and the National Association of Insurance Commissioners continue to develop model regulations and best practices in connection with the Acts. Due to the breadth and complexity of the Acts, the fact that the implementing regulations and interpretive guidance are still being developed, and the phased-in nature of the Acts’ implementation, it is difficult to predict the overall impact of the Acts on our business. Depending on how and when the provisions of the Acts are implemented, our results of operations, financial position and cash flows could be materially adversely affected.

Our business could be harmed by strikes or work stoppages.

Approximately 345 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the USW. Our current labor agreement with this union expires June 30, 2018. Approximately 176 hourly employees at our RTI Advanced Forming facility in Washington, Missouri are represented by the IAMAW. Our current labor agreement with this union expires February 19, 2015.

We cannot be certain that we will be able to negotiate new bargaining agreements upon expiration of the existing agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by a labor stoppage. If a strike or work stoppage were to occur in connection with the negotiation of a new collective bargaining agreement, or as a result of a dispute under our current collective bargaining agreements with the labor unions, our business, financial condition, cash flows, and results of operations could be materially adversely affected.

Our business is subject to the risks of international operations.

We operate subsidiaries and conduct business with suppliers and customers in foreign countries that expose us to various risks associated with international business activities including potentially volatile economic and labor conditions, political instability, expropriation, and changes in taxes, tariffs, and other regulatory costs. We are also exposed to and could be adversely affected by fluctuations in the exchange rate of the U.S. Dollar against other foreign currencies, particularly the Canadian Dollar, the Euro, and the British Pound. Although we are operating primarily in countries with relatively stable economic and political climates, there can be no assurance that our business will not be adversely affected by risks inherent to international operations. Furthermore, our international operations subject us to numerous U.S. and foreign laws and regulations. Failure by our employees or consultants to comply with these laws and regulations could result in certain liabilities, which could have a material adverse effect on our financial results.

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

We are required to comply with changing laws and regulations and new laws and regulations, including those related to environmental, health, safety and securities, which may adversely affect our business and subject the Company to substantial costs and liabilities.

The Company is subject to numerous federal, state, local and international laws and regulations. Some of these laws and regulations are unclear, become effective over long periods of time, or require implementation of regulations by agencies.

We own and/or operate a number of manufacturing and other facilities. Our operations and properties are subject to various laws and regulations relating to the protection of the environment and health and safety matters, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some environmental laws can impose liability for all of the costs of a contaminated site without regard to fault or the legality of the original conduct. We could incur substantial costs, including fines, penalties, civil and criminal sanctions, investigation and cleanup costs, natural resource damages and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or the environmental permits required for our operations. Many of our properties have a history of industrial operations, including the use and storage of hazardous materials, and we are involved in remedial actions relating to some of our current and former properties and, along with other responsible parties, third-party sites. We have established reserves for such matters where appropriate. The ultimate costs of cleanup, and our share of such costs, however, are difficult to accurately predict and could exceed current reserves. We also could incur significant additional costs at these or other sites if additional contamination is discovered, additional cleanup obligations are imposed and/or the failure of other responsible parties to participate or honor their financial responsibilities. In addition, while the cost of complying with environmental laws and regulations has not had a material adverse impact on our operations in the past, such laws and regulations are subject to frequent modifications and revisions, and more stringent compliance requirements, or more stringent interpretation or enforcement of existing requirements, may be imposed in the future on us or the industries in which we operate. As a result, we could incur significant additional costs complying with environmental laws and regulations in the future.

In addition, we are required to comply with various securities laws and regulations, including, but not limited to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act, among other provisions, contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefitting armed groups (“Conflict Minerals”). While the Dodd-Frank Act does not prohibit companies from using Conflict Minerals, the SEC mandates due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such conflict minerals. Our efforts to comply with the Dodd-Frank Act and other evolving laws, regulations and standards are likely to result in increased costs and expenses.

Complying with all of these various laws and regulations is complex and cumbersome. Any modifications in these laws and regulations applicable to us, the enactment of new laws and regulations, or any failure to comply with, or enhanced enforcement activity of, such laws and regulations, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our working capital requirements may negatively affect our liquidity and capital resources.

Our working capital requirements can vary significantly, depending in part on the timing of our delivery obligations under various customer contracts and the payment terms with our customers and suppliers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our existing credit facility to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

The price of our Common Stock has fluctuated and may continue to fluctuate, which may affect the price at which one could sell the shares of our Common Stock, and the sale of substantial amounts of our Common Stock could adversely affect the price of our Common Stock.

The market price and trading volume of our Common Stock have been and may continue to be subject to significant fluctuations due not only to general stock market conditions, but also to a change in sentiment in the market regarding our industry operations, business prospects or liquidity. During the period for the 12 months ended December 31, 2013, our Common Stock has fluctuated from a high of $36.09 per share to a low of $26.05 per share. In addition to the risk factors discussed in this Annual Report, the price and volume volatility of our Common Stock may be affected by operating results that vary from expectations of management, analysts or investors, developments in or regulatory changes affecting our business or industry generally, announcements of strategic developments, acquisitions and other material events by us, our customers or our competitors, and changes in global financial and economic markets and general market conditions.

Any volatility of or a significant decrease in the market price of our Common Stock could also negatively affect our ability to make acquisitions using Common Stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our Common Stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results. In addition, in recent years, the global equity markets have experienced substantial price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies. The price of our Common Stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our stock price.

We may not generate sufficient cash flow from our business to service our debt obligations.

Our business has not generated significant cash flow from operations in recent years. Our ability to make scheduled payments of the principal of, or to refinance, our current indebtedness, depends on our ability to generate cash flow from operations in the future. Our ability to generate cash flows from our operations is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business may continue to not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures or accretive acquisitions. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our existing debt obligations.

Item 1B.    Unresolved Staff Comments.

The Company received written comments from the SEC in July 2013 relating to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. One comment from the July 2013 comment letter currently remains unresolved, which relates to the Company’s treatment of its Canadian net deferred tax asset at its Canadian subsidiary, as discussed throughout this Annual Report. Following discussion with the Staff of the SEC regarding the comment, the Company reconsidered its position and determined that a valuation allowance against the Company’s Canadian deferred tax asset should have been recorded as of December 31, 2010. The Company determined that it should have given greater weight to its Canadian subsidiary’s history of cumulative losses relative to its expectations of future taxable income. As a result of recording the valuation allowance, the Company has corrected the deferred tax assets at each balance sheet date and its provision for income taxes in each affected period, as reflected in this Annual Report. The Company believes that this outstanding comment will be considered resolved by the SEC upon filing of this Annual Report.

Item 2.    Properties.

Manufacturing Facilities

The Company has approximately 2.3 million square feet of manufacturing facilities, exclusive of distribution facilities and office space. Set forth below are the Company’s principal manufacturing plants, the principal products produced at each location, and each plant’s aggregate capacities.

Facilities

Location	Owned / Leased	Products Produced	Annual Rated Capacity
Titanium Segment
Niles, OH	Owned	Ingot (million pounds)	49.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Canton, OH	Leased	Ferro titanium and specialty alloys (million pounds)	16.0
Martinsville, VA	Owned	Titanium forging (million pounds)	10.5
Tamworth, England	Leased	Cut parts and components (thousand man hours)	45.0
Rosny-Sur-Seine, France	Leased	Cut parts and components (thousand man hours)	16.0
Norwalk, CA	Leased	Metal warehousing and distribution	N/A
Windsor, CT	Leased	Metal warehousing and distribution	N/A

EP&S Segment
Washington, MO	Owned	Hot and superplastically formed parts (thousand press hours)	50.0
Welwyn Garden City, England	Leased	Hot and superplastically formed parts (thousand man hours)	60.0
Sullivan, MO	Leased	Cut parts and components (thousand man hours)	23.0
Houston, TX	Leased	Extruded, hot stretch formed products (million pounds)	4.2
Bradford, England	Owned	Extruded, hot and cold-stretch formed products (million pounds)	2.7
Houston, TX	Owned	Machining/fabricating oil/gas products (thousand man hours)	200.0
Laval, Canada	Owned	Machining/assembly of aerospace parts (thousand man hours)	400.0
Austin, TX	Leased	Additively manufactured parts (thousand man hours)	20.0
Big Lake, MN	Owned	Machining/assembly of aerospace and defense parts (thousand man hours)	203.0
New Brighton, MN	Owned	Machining/assembly of aerospace and defense parts (thousand man hours)	192.0
Coon Rapids, MN	Owned	Machining/assembly of medical device components (thousand machine hours)	212.0
Big Lake, MN	Owned	Machining/assembly of medical device components (thousand machine hours)	436.0

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

Item 4.    Mine Safety Disclosure.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Range of High and Low Stock Prices of Common Stock

	2013		2012
Quarter	High	Low	High	Low
First	$32.43	$27.40	$27.60	$21.62
Second	$31.80	$26.05	$26.96	$20.29
Third	$33.06	$27.53	$26.00	$21.12
Fourth	$36.09	$30.88	$27.82	$22.17

Principal market for Common Stock: New York Stock Exchange

Holders of record of Common Stock at February 28, 2014: 567

The Company has not historically paid dividends on its Common Stock and does not currently anticipate paying any cash dividends in the foreseeable future.

The following table sets forth repurchases of our Common Stock during the three months ended December 31, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 1 — 31, 2013	—	$—	—	$2,973
November 1 — 30, 2013	—	—	—	2,973
December 1 — 31, 2013	—	—	—	2,973

Total	—	$—	—

(1)	Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the Company’s 2004 Stock Plan.
(2)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Item 6.    Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements.

The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data):

	Years Ended December 31,
	2013	2012 (As Restated) (1)(2)	2011 (As Restated) (1)	2010 (As Restated) (1)	2009
Income Statement Data:
Net sales	$783,273	$699,987	$488,352	$398,163	$385,439
Operating income (loss)	62,015	47,417	23,382	14,423	(85,843)
Income (loss) before income taxes	22,796	29,138	7,793	12,182	(94,621)
Net income (loss) from continuing operations	15,657	13,453	(2,308)	(18,122)	(66,419)
Basic earnings (loss) per share —continuing operations	$0.51	$0.44	$(0.08)	$(0.61)	$(2.63)
Diluted earnings (loss) per share —continuing operations	$0.51	$0.44	$(0.08)	$(0.61)	$(2.63)

	December 31,
	2013	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)	2009
Balance Sheet Data:
Working capital	$791,143	$472,084	$586,965	$638,519	$389,495
Total assets	1,505,545	1,220,092	1,100,996	1,089,606	854,332
Long-term debt	430,300	198,337	186,981	178,107	81
Total shareholders’ equity	773,974	708,239	694,640	696,529	678,914

(1)	Restated to establish a valuation allowance against the Company’s Canadian net deferred tax asset as of December 31, 2010 and for all subsequent periods.
(2)	In 2012, the Company acquired Remmele.

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

•	our ability to successfully integrate newly acquired businesses,

•	if our internal controls are not effective, investors could lose confidence in our financial reporting,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	our dependence on products and services that are subject to price and availability fluctuations,

•	our ability to protect our data and systems against corruption and cyber-security threats and attacks,

•	fluctuations in our income tax obligations and effective income tax rate,

•	our ability to execute on new business awards,

•	demand for our products,

•	competition in the titanium industry,

•	the future availability and prices of raw materials,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	energy shortages or cost increases,

•	labor matters,

•	risks related to international operations,

•	our ability to attract and retain key personnel,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	potential costs for violations of applicable environmental, health, and safety laws,

•	the fluctuation of the price of our Common Stock, and

•	our ability to generate sufficient cash flow to satisfy our debt obligations.

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

Restatement and Revision of Previously Reported Audited Annual and Unaudited Interim Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported audited Consolidated Financial Statements for the years ended December 31, 2012 and 2011 and the unaudited interim periods in 2013 and 2012, as well as revision adjustments made to the previously reported unaudited Condensed Consolidated Financial Statements for the quarterly and year-to-date periods ended March 31, 2013 and June 30, 2013. Refer to the Explanatory Note preceding Part 1, Item 1 of this Annual Report and Notes 2 and 18 in the Notes to the Consolidated Financial Statements included in this Annual Report for additional details regarding the aforementioned restatement and revision adjustments.

Overview

We are a leading producer and global supplier of titanium mill products, and a supplier of fabricated titanium and specialty metal components, for the international aerospace, defense, energy, medical device and other markets.

Effective January 1, 2013, we conduct business in two segments: the Titanium Segment and the EP&S Segment. This structure reflects our transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns our resources to support our long-term growth strategy.

The Titanium Segment melts, forges, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles and Canton, Ohio; Martinsville, Virginia; Norwalk, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment produces and distributes primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steelmaking customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, as well as the application of titanium in new markets.

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, additively manufacture, machine, micro-machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston and Austin, Texas; Sullivan and Washington, Missouri; Laval, Canada; and Welwyn Garden City and Bradford, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and subassemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The EP&S Segment accesses the Titanium Segment as its primary source of titanium mill products. For the years ended December 31, 2013, 2012, and 2011, approximately 21%, 19%, and 18%, respectively, of the Titanium Segment’s sales were to the EP&S Segment.

Trends and Uncertainties

The commercial aerospace industry, which represents our largest market, continues to strengthen as the ramp in production activity stays on track to support the largest commercial jet backlog in history. We see opportunities within this space to win additional sales through the spectrum of products and services that we offer within our EP&S Segment. We also continue to increase the use of titanium produced at our mill in these commercial aerospace applications, which we anticipate will drive margin benefits at an enterprise level.

We expect short-term difficulties in our energy and medical device markets; however we continue to see long-term profitable growth within these markets. Our energy market business has benefitted in the past from developmental-type projects for major oil and gas equipment OEMs, and while we anticipate more of this business, it is dependent on the ability to find titanium applications that are cost-effective for our customers. Within our medical device business, short-term pricing pressures related to the Patient Protection and Affordable Care Act (the “Healthcare Acts”) are expected to be overcome by long-term growth resulting from aging populations and continued advances in medical technology.

U.S. defense spending continues to be a source of uncertainty, but we continue to see support for key programs such as the JSF and other aircraft, as well as a radar modernization program, which we believe provides stability for our defense market sales.

Executive Summary

In 2013, we generated record sales of $783.3 million, with our EP&S Segment contributing more than half of those sales. We generated operating income of $62.0 million, a 31% improvement over 2012. This performance continues to demonstrate our emergence as an integrated supplier of advanced titanium products.

During the year, we completed the acquisition of RTI Extrusions Europe, which together with our extrusion facility in Houston, TX, gives us extrusion capacity in both the U.S. and Europe, which we believe gives us greater ability to win extrusion packages around the globe. Also within the EP&S Segment, in December 2013, we achieved a ten ship set per month rate in deliveries of Boeing 787 Pi Box product, which helped increase the EP&S Segment’s profitability.

Within our Titanium Segment, we signed a long-term agreement to supply rotor-grade quality titanium to Pratt & Whitney as our electron-beam furnace launch customer, which marks our re-entry into the engine market.

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2013 and 2012 are summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2013	2012
Titanium Segment	$346.6	$352.9	$(6.3)	(1.8)%
EP&S Segment	436.7	347.1	89.6	25.8%

Total consolidated net sales	$783.3	$700.0	$83.3	11.9%

The decrease in the Titanium Segment’s net sales was the result of lower defense market sales of $5.3 million, as well as decreased sales to specialty metal markets of $0.4 million. These decreases were partially offset by higher conversion and aerospace sales of $1.7 million and $0.8 million, respectively. Shipments of prime mill product to trade customers decreased to 7.5 million pounds for the year ended December 31, 2013 from 7.9 million pounds for the year ended December 31, 2012, which resulted in a sales decrease of $7.4 million. This decrease was offset by a 5.6% increase in average realized selling prices to $18.41 per pound from $17.43 per pound.

The increase in the EP&S Segment’s sales was primarily attributable to the ramp up of activity related to the Boeing 787, which increased sales by $45.3 million, while sales to our other commercial aerospace customers increased $1.0 million. Our acquisition of RTI Extrusions Europe contributed $4.9 million to the increase, while the full year contribution of Remmele Engineering, Inc. (“Remmele”), acquired in February 2012, increased sales $17.0 million. Sales into the energy sector increased $20.5 million due to strong demand early in the year.

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2013 and 2012 is summarized in the following table:

	Years Ended December 31,
	2013		2012
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase	% Increase
Titanium Segment	$98.0	28.3%	$78.2	22.2%	$19.8	25.3%
EP&S Segment	75.9	17.4%	60.3	17.4%	15.6	25.9%

Total consolidated gross profit	$173.9	22.2%	$138.5	19.8%	$35.4	25.6%

The increase in the Titanium Segment’s gross profit was primarily attributable to a 5% decrease in mill product costs per pound to $13.29 per pound from $13.99 per pound in 2012, primarily driven by lower scrap prices, which increased gross profit $11.0 million, and a $10.3 million increase in duty drawback recoveries. A favorable margin product mix at our titanium service centers and contributions from higher conversion sales increased gross profit by $0.7 million and $0.6 million, respectively. These items were partially offset by softening demand and pricing in the specialty metals market which impacted gross profit $2.5 million, and a $1.6 million charge related to the voluntary early retirement program enacted during the year. Gross profit for the year ended December 31, 2012 was negatively impacted $0.8 million due to a transformer fire at our Canton melting facility.

The increase in the EP&S Segment’s gross profit was primarily due to higher Boeing 787 volumes, which increased gross profit $12.2 million, and higher duty drawback recoveries of $6.8 million. These increases were partially offset by a $7.7 million decrease in other aerospace and defense programs. Incremental gross profit resulting from higher energy market sales was $2.2 million, while the October 1, 2013 acquisition of RTI Extrusions Europe and the February 2012 acquisition of Remmele contributed $0.6 million and $1.0 million, respectively.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2013 and 2012 are summarized in the following table:

	Years Ended December 31,
	2013		2012
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$35.4	10.2%	$36.7	10.4%	$(1.3)	(3.5)%
EP&S Segment	57.5	13.2%	49.9	14.4%	7.6	15.2%

Total consolidated SG&A	$92.9	11.9%	$86.6	12.4%	$6.3	7.3%

The $6.3 million increase in SG&A expenses was primarily related to increases in professional fees related to the sale of RTI Pierce Spafford and increased fees related to our efforts to remediate material weaknesses in internal control, as well as salary increases across the organization. The acquisition of RTI Extrusions Europe added $0.5 million of SG&A expenses.

Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses for the Company were $3.9 million and $4.2 million for the years ended December 31, 2013 and 2012, respectively. This spending, primarily related to our Titanium Segment, reflected the Company’s continued efforts to make productivity and quality improvements to current manufacturing processes, as well as new product development.

Goodwill and Other Intangible Asset Impairment.    The Company’s Medical Device Fabrication reporting unit, a component of the EP&S Segment, recognized a goodwill impairment of $14.0 million during the year-ended December 31, 2013. This impairment was driven by operational issues as well as uncertainty in the medical device market as a result of the Healthcare Acts, including a 2.3% excise tax on medical devices, and increased regulations on medical device manufacturers from the U.S. Food and Drug Administration (the “FDA”). Related to this impairment, we recognized a $1.4 million impairment of our Remmele trade name during the year-ended December 31, 2013. There were no impairments of goodwill or other intangible assets in 2012.

Asset and Asset-related Charges (Income).    Asset and asset-related charges (income) for the year-ended December 31, 2013 and 2012 were $(0.4) million and $0.4 million, respectively. Income during the year was attributable to insurance recoveries from the fire at our Canton melting facility in 2012, while prior year charges were attributable to asset impairments resulting from the same fire.

Operating Income.    Operating income for our reportable segments for the years ended December 31, 2013 and 2012 is summarized in the following table:

	Years Ended December 31,
	2013		2012
(Dollars in millions)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$59.0	17.0%	$39.0	11.1%	$20.0	51.3%
EP&S Segment	$3.0	0.7%	8.4	2.4%	(5.4)	(64.3)%

Total consolidated operating income	$62.0	7.9%	$47.4	6.8%	$14.6	30.8%

The Titanium Segment’s operating income increased primarily as a result of the decrease in average cost per pound which increased gross profit $11.0 million, increased duty drawback recoveries of $10.3 million, and decreased SG&A of $1.2 million, partially offset by decreases of $2.5 million related to lower pricing and lower sales of specialty metals during the year.

Excluding the impact of the $15.4 million impairment of goodwill and other intangible assets discussed above, the EP&S Segment’s operating income increased $10.0 million in 2013 as compared to 2012. This increase was driven by the ramp up of the Boeing 787 Pi Box program, which increased operating income by $12.2 million, higher energy market sales, which increased operating income by $2.2 million, and higher duty drawback receipts totaling $6.8 million. Offsetting these increases were lower sales on non-787 commercial aerospace and defense sales, and increased SG&A expense of $7.6 million.

Other Income (Expense).    Other income (expense) for the year ended December 31, 2013 and 2012 was $0.9 million and $(0.5) million, respectively. Other income (expense) consisted primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.    Interest income for the years ended December 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively. The increase was principally related to higher average cash and investment balances, compared to the prior year.

Interest expense was $40.4 million and $17.9 million for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense was primarily due to the issuance of our $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”), and a debt extinguishment charge of $13.7 million related to the repurchase, through individually negotiated, private transactions, of $115.6 million principal amount of our 3.000% Convertible Senior Notes due December 2015 (the “2015 Notes”) in April 2013. Included in interest expense for the years ended December 31, 2013 and 2012, is $15.0 million and $9.7 million of debt discount amortization and $1.5 million and $1.1 million of debt issuance cost amortization, respectively, associated with the convertible notes outstanding during each period.

Provision for (Benefit from) Income Tax (as restated).    We recognized income tax expense of $7.1 million, or 31.3% of pretax income from continuing operations, in 2013 compared to $15.7 million, or 53.8% of pretax income, in 2012 for federal, state, and foreign income taxes. Our effective income tax rate decreased 22.5 percentage points from 2012, principally due to a reduction of certain deferred tax liabilities due to changes in state laws, the effects of foreign operations, partially offset by the impairment to goodwill and other intangible assets.

The reconciliation of our 2012 effective income tax rate to our 2013 effective income tax rate is as follows:

2012 effective income tax rate		53.8%
Changes in effective income tax rate:
Effects of foreign operations	(19.1)%
State taxes	(17.2)%
Goodwill and other intangible asset impairment	17.3%
Adjustments to prior years’ income taxes	(4.3)%
Other	0.8%	(22.5)%

2013 effective income tax rate		31.3%

Refer to Note 7 to our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.

In February 2014, we determined that we should have recorded a valuation allowance against our Canadian deferred tax asset as of December 31, 2010. As a result of this determination, we have restated our provision for (benefit from) income taxes for each of the three month periods ended March 31, June 30, and September 30 of 2013 and 2012. In addition to the restatement, the provision for income taxes has been revised for the three month periods ended March 31 and June 30, 2013 for errors related to the calculation of revenue recognition on certain long-term contracts, as disclosed in our Quarterly Report for the period ended September 30, 2013 as filed with the SEC on November 12, 2013. A reconciliation of our provision for (benefit from) income taxes for each of those periods is presented below:

	Provision for (Benefit from) Income Taxes
(in 000’s) Three Months Ended	As Reported	Revision Adjustment	As Revised	Valuation Allowance Adjustment	As Corrected	Discontinued Operations	Currently Reported
September 30, 2013	$1,670	$—	$1,670	$(3)	$1,667	$34	$1,701
June 30, 2013	$(878)	$(89)	$(967)	$371	$(596)	$75	$(521)
March 31, 2013	$2,982	$(178)	$2,804	$1,625	$4,429	$44	$4,473

September 30, 2012	$1,423	$—	$1,423	$813	$2,236	$—	$2,326
June 30, 2012	$2,538	$—	$2,538	$1,521	$4,059	$(38)	$4,021
March 31, 2012	$2,087	$—	$2,087	$2,061	$4,148	$(78)	$4,070

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,		$ Increase	% Increase
(Dollars in millions)	2012	2011
Titanium Segment	$352.9	$324.9	$28.0	8.6%
EP&S Segment	347.1	163.5	183.6	112.3%

Total consolidated net sales	$700.0	$488.4	$211.6	43.3%

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

The increase in the EP&S Segment’s net sales was primarily attributable to our two acquisitions, Remmele in February 2012 and RTI Advanced Forming, Ltd in November 2011, which increased net sales $144.1 million. Additionally, strong demand from our energy market and commercial aerospace customers, due to increasing oil and gas exploration and aircraft build rates, resulted in a $45.2 million and $9.7 million increase in net sales, respectively. These increases were partially offset by a decline in our military shipments for the F-15, F-22, and various helicopter programs.

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2012 and 2011 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2012		2011
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$78.2	22.2%	$72.9	22.4%	$5.3	7.3%
EP&S Segment	60.3	17.4%	18.0	11.0%	42.3	235.0%

Total consolidated gross profit	$138.5	19.8%	$90.9	18.6%	$47.6	52.4%

Excluding the $3.0 million benefit from a duty drawback accrual reversal in 2012 and the $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Segment’s gross profit increased $3.4 million. The increase in the Titanium Segment’s gross profit was principally due to higher margin sales mix and higher volumes at our titanium service centers, driven primarily by higher commercial aerospace demand. The Titanium Segment’s gross profit was further benefited by higher sales volumes and flat average costs per pound at $13.99. These improvements were partially offset by lower average realized selling prices and the impact of the electrical transformer fire at our Canton, Ohio facility, which collectively reduced gross profit by $2.1 million.

The increase in the EP&S Segment’s gross profit was primarily attributable to our two acquisitions, which benefited gross profit $25.0 million. Additionally, the incremental margins on increased sales volumes for the energy market and commercial aerospace customers, due to increasing oil and gas exploration and aircraft build rates, resulted in a $17.3 million increase in gross profit.

Selling, General, and Administrative Expenses.    SG&A for our reportable segments for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,				$ Increase	% Increase
	2012		2011
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$36.7	10.4%	$35.5	10.9%	$1.2	3.4%
EP&S Segment	49.9	14.4%	30.2	18.5%	19.7	65.2%

Total consolidated SG&A	$86.6	12.4%	$65.7	13.5%	$20.9	31.8%

The $20.9 million increase in SG&A expenses was primarily related to our two recent acquisitions, which increased SG&A expenses $19.1 million. Additionally, SG&A expenses were impacted by moderate increases in salary, benefit and incentive-related expense and higher professional fees. However, SG&A expenses decreased as a percentage of sales due to the leverage gained through the increase in net sales.

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

Asset and Asset-related Charges (Income).    Asset and asset-related charges (income) for the years ended December 31, 2012 and 2011 were $0.4 million and $(1.5) million, respectively. In 2012, these charges related to the impairment of assets destroyed in an electrical transformer fire at our Canton, Ohio facility in September, net of related insurance recoveries. In 2011, asset and asset-related income consisted of favorable settlements related to the accrued contractual commitments associated with our indefinitely delayed titanium sponge plant, offset in part by the write-down of sponge plant-related assets related to these settlements as our contractors were able to return certain assets to their vendors for refunds.

Operating Income (Loss).    Operating income (loss) for our reportable segments for the years ended December 31, 2012 and 2011 is summarized in the following table:

	December 31,				$ Increase	% Increase
	2012		2011
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$39.0	11.1%	$36.1	11.1%	$2.9	8.0%
EP&S Segment	8.4	2.4%	(12.7)	(7.8)%	21.1	166.1%

Total consolidated operating income (loss)	$47.4	6.8%	$23.4	4.8%	$24.0	102.6%

Excluding the $3.0 million benefit from the duty drawback accrual reversal in 2012 and $1.1 million benefit from the settlement of the Tronox supply contract dispute in 2011, the Titanium Segment’s operating income increased $1.0 million. The increase was the result of higher gross profit, due to a higher margin sales mix as well as higher volumes at our titanium service centers, driven primarily by strengthening commercial aerospace demand. Largely offsetting these increases were lower average realized selling prices and the impact of the electrical transformer fire at our Canton, Ohio facility, and the 2011 benefit from asset and asset-related charges (income). Increased SG&A unfavorably impacted the Titanium Segment $1.2 million.

The EP&S Segment’s operating income increased compared to 2011 due to the favorable impact of the acquisitions of Remmele in February 2012 and RTI Advanced Forming, Ltd in November 2011. The EP&S Segment’s operating income also benefited from higher sales to the energy and commercial aerospace markets.

Other Income (Expense).    Other income (expense) for the year ended December 31, 2012 was $(0.5) million and was $0.1 million for the year ended December 31, 2011. Other income (expense) consisted primarily of foreign exchange gains and losses from our international operations.

Interest Income and Interest Expense.    Interest income for the years ended December 31, 2012 and 2011 was $0.1 million and $1.2 million, respectively. The decrease was principally related to lower average cash and investment balances, compared to the prior year.

Interest expense was $17.9 million and $16.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in interest expense was partially attributable to capitalized leases, which accounted for $0.2 million of interest expense in 2012, and increased principal accretion on our 2015 Notes. Included in interest expense for the years ended December 31, 2012 and 2011, are $9.7 million and $8.9 million, respectively, of debt discount amortization and $1.1 million of debt issuance cost amortization, for each period, associated with the 2015 Notes.

Provision for (Benefit from) Income Tax (as restated).    We recognized income tax expense of $15.7 million, or 53.8% of pretax income from continuing operations, in 2012 compared to $10.1 million, or 129.6% of pretax income, in 2011 for federal, state, and foreign income taxes. Our effective income tax rate decreased 75.8 percentage points from 2011, principally due to the increase in the valuation allowance against the 2011 net operating loss at our Canadian subsidiary, adjustments to prior year income taxes, and the higher level of pretax income in 2012.

The reconciliation of our 2011 effective income tax rate to our 2012 effective income tax rate is as follows:

2011 effective income tax rate		129.6%
Changes in effective income tax rate:
Effects of foreign operations	(50.7)%
State taxes	4.4%
Adjustments to prior years’ income taxes	(16.6)%
Non-deductible acquisition costs/officer compensation	(9.8)%
Other	(3.1)%	(75.8)%

2012 effective income tax rate		53.8%

Refer to Note 7 to our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.

Liquidity and Capital Resources

On October 1, 2013, the Company purchased all of the outstanding common stock of RTI Extrusions Europe for total consideration of approximately $20.4 million, including $16.2 million in cash and the assumption of approximately $4.2 million in liabilities. The purchase was financed through cash on hand.

We issued our 2019 Notes in April 2013. Interest on the 2019 Notes is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2013, at a rate of 1.625% per annum. The 2019 Notes are the Company’s senior unsecured obligations. Commensurate with the receipt of the proceeds from the 2019 Notes, we repurchased, through individually negotiated private transactions, approximately $115.6 million aggregate principal amount of our 2015 Notes for $133.4 million, including $1.3 million of accrued interest. Following the completion of these repurchases, approximately $114.4 million aggregate principal of our 2015 Notes remains outstanding.

Our Second Amended and Restated Credit Agreement (the “Credit Agreement”) provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and a facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement during the years ended December 31, 2013 or 2012.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $343.6 million and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating needs for the next twelve months.

The financial covenants and ratios under our Credit Agreement are described below:

•

Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.35 to 1 at December 31, 2013. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•

Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 13.69 to 1 at December 31, 2013. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of December 31, 2013, we were in compliance with our financial covenants under the Credit Agreement.

Cash provided by operating activities.    Cash provided by operating activities for the years ended December 31, 2013 and 2012 was $12.2 million and $8.1 million (restated), respectively. The increase in cash provided by operating activities is primarily due to improved operational performance in 2013 excluding the non-cash goodwill and other intangible asset impairments totaling $15.4 million, offset by activity in working capital accounts, primarily inventory and accounts payable.

Cash provided by operating activities for the years ended December 31, 2012 and 2011 was $8.1 million (restated) and $14.8 million (restated), respectively. This decrease was primarily due to the increase in our working capital, principally in raw material and work-in-process inventories.

Cash used in investing activities.    Cash used in investing activities for the years ended December 31, 2013 and 2012 was $37.7 million and $67.6 million, respectively. Cash used in investing activities was primary for capital expenditures, totaling $32.4 million during the year, and the purchase of RTI Extrusions Europe for approximately $16.2 million in cash, partially offset by $10.5 million of cash received from the sale of RTI Pierce Spafford. The decrease in investing outflows was mainly due to a decrease of $29.2 in capital expenditures in 2013.

Cash used in investing activities for the years ended December 31, 2012 and 2011 was $67.6 million and $235.0 million, respectively. The change in investing outflows was due primarily to net investment activity in short-term investments and marketable securities in each of the years. This activity was primarily offset by our Remmele acquisition of $182.6 million and capital expenditures of $61.5 million during 2012.

Cash provided by (used in) financing activities.    Cash provided by (used in) financing activities for the years ended December 31, 2013 and 2012 was $272.1 million and $(1.4) million, respectively. The increase in cash provided by financing activities was due primarily to the issuance of the $402.5 million 2019 Notes, offset by $12.4 million in costs related with the issuance of the 2019 Notes and the repurchase of $115.6 million aggregate par value of 2015 Notes, for approximately $119.9 million through individually negotiated private transactions. Debt-related outflows in 2012 consisted of a $0.8 million payment of debt issuance costs related to the refinancing of the Credit Agreement. Cash inflows related to employee stock activity increased $2.2 million from 2012 to 2013.

Cash provided by (used in) financing activities for the years ended December 31, 2012 and 2011 was $(1.4) million and $0.4 million, respectively. The financing outflow during 2012 was primarily driven by financing fees of $0.8 million related to the Credit Agreement and payments of $0.7 million related to capital leases at our Remmele facilities, of which there were none in 2011.

Cash balances at foreign subsidiaries.    At December 31, 2013, of our cash and cash equivalents of $343.6 million, approximately $32.1 million was held at our foreign subsidiaries. Management believes that these balances represent the funds necessary for each subsidiary’s ongoing operations and at this time, has no intention, nor a foreseeable need, to repatriate these cash balances. Repatriation of these cash balances could result in additional U.S. Federal tax obligations.

Backlog.    Our order backlog for all markets was approximately $516 million as of December 31, 2013, compared to $543 million at December 31, 2012. Of the backlog at December 31, 2013, approximately $483 million is likely to be realized during 2014. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Contractual Obligations, Commitments and Other Post-Retirement Benefits

Following is a summary of the Company’s contractual obligations, commercial commitments, and other post-retirement benefit obligations as of December 31, 2013 (in millions):

	Contractual Obligations
	2014	2015	2016	2017	2018	Thereafter	Total
Notes (1)	$10.0	$124.1	$6.5	$6.5	$6.5	$409.0	$562.6
Operating leases (2)	5.7	5.4	5.1	4.3	4.1	4.8	29.4
Capital leases (2)	2.3	1.9	1.5	1.3	1.0	3.2	11.2

Total contractual obligations	$18.0	$131.4	$13.1	$12.1	$11.6	$417.0	$603.2

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term supply agreements (3)(4)(5)	$103.7	$103.5	$105.2	$49.0	$49.7	$97.0	$508.1
Purchase obligations (6)	56.6	0.2	—	—	—	—	56.8
Standby letters of credit (7)	1.1	—	—	—	—	—	1.1

Total commercial commitments	$161.4	$103.7	$105.2	$49.0	$49.7	$97.0	$566.0

	Pension and Post-Retirement Benefits
	2014	2015	2016	2017	2018	Thereafter	Total
Other post-retirement benefits (8)(9)	$3.0	$3.2	$3.1	$2.9	$3.0	$31.2	$46.4

	Tax Obligations
	2014	2015	2016	2017	2018	Thereafter	Total
Uncertain tax positions (10)	$—	$—	$—	$—	$—	$7.2	$7.2

(1)	Commitments for the Notes include principal and interest payable through the Notes’ maturity. See Note 15 to the Consolidated Financial Statements included in this Annual Report.

(2)	See Note 10 to the Consolidated Financial Statements included in this Annual Report.
(3)	Amounts represent commitments for which contractual terms exceed twelve months.
(4)	In February 2007, the Company entered into a new contract for the long-term supply of titanium sponge, the primary raw material for our Titanium Segment, with a Japanese supplier. This agreement, which began in 2009, runs through 2016 and provides the Company with supply of up to 13.5 million pounds of titanium sponge annually. For the remaining term of this agreement the Company has agreed to minimum purchase requirements, ranging from 7.0 million to 9.0 million pounds. Future obligations were determined based on current prices as prices are negotiated annually. Purchases under the contract are denominated in U.S. Dollars.
(5)	In December 2009, the Company entered into two new contracts with two Japanese suppliers for the long-term supply of titanium sponge for delivery between 2012 and 2021. The contracts provide the Company with the supply of up to 19.2 million pounds of titanium sponge annually. The price of the titanium sponge is fixed, subject to certain underlying input cost adjustments and potential price adjustments based on the Yen to U.S. Dollar exchange rate. Future obligations were determined based on the fixed price and minimum volumes.
(6)	Amounts primarily represent purchase commitments under purchase orders.
(7)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.
(8)	The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when billed. However, these estimates are based on current benefit plan coverage and are not contractual commitments inasmuch as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2014 through 2018 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.
(9)	Commitments for pension plans are not presented due to the uncertain nature of the amounts and timing of future contributions
(10)	These amounts are included in the “Thereafter” column as it cannot be reasonably estimated when these amounts may be settled.

Other non-current liabilities on the Consolidated Balance Sheet is primarily composed of liabilities for workers’ compensation, environmental remediation, asset retirement obligations, and long-term tax reserves. These amounts are not included within the preceding table due to the uncertain nature regarding the timing of the settlement of these obligations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the balance sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. generally accepted accounting principles (“GAAP”). The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities — Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income — Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU added disclosure requirements for amounts reclassified out of accumulated other comprehensive income for interim and annual reporting periods. The amendments in this ASU are effective prospectively for all reporting periods beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet — Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarified the types of instruments to which ASU 2011-11 applied. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other — Testing Indefinite — Lived Intangible Assets for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for indefinite-lived intangible asset impairment. Depending on the outcome of this analysis, the quantitative process could be eliminated for the year the analysis is performed. The amendments in this ASU were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet — Disclosures about Offsetting Assets and Liabilities.” This new guidance requires the disclosure of both net and gross information in the notes for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements

Critical Accounting Policies

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

Of the accounting policies described in Note 4 of the Consolidated Financial Statements included in this Annual Report and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of carrying values of accounts receivable, inventories, property, plant, and equipment, intangible assets, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities, and income taxes would be most critical if management estimates were incorrect. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition.    Product and service revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenues are recognized as services are rendered.

Revenue under long-term contracts is recorded on a percentage-of-completion method measured on the cost-to-cost basis for construction-type contracts and the units-of-delivery basis for production-type contracts. Revenues and costs under contracts measured on the cost-to-cost basis are primarily recognized using the zero profit method under ASC 605-35 until the period that we can estimate the remaining revenues and costs, at which point the cumulative contract gross profit earned to date is recorded. This generally occurs when the primary deliverable under the contract is delivered. We will continue to use this methodology until such time as a reliable process for estimating total contract revenues and costs is implemented, at which time we will recognize contract revenues in proportion to costs.

Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. Such losses were not material at December 31, 2013, 2012, or 2011.

Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

Value added taxes collected on sales are excluded from revenue and recorded as a liability on the Consolidated Balance Sheet until remitted to the taxing authority.

Inventories.    Inventories are valued at cost as determined by the last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. At December 31, 2013 and 2012, approximately 56% and 55%, respectively, of our inventory was valued utilizing the LIFO costing methodology. The remaining inventories are valued at cost determined by a combination of the FIFO and weighted-average cost methods.

Goodwill and Intangible Assets.    The carrying value of goodwill at December 31, 2013 and 2012 was $117.6 million and $130.3 million, respectively. Goodwill and intangible assets were originally valued at fair value at the date of acquisition.

We evaluate the recoverability of goodwill at the reporting unit level at least annually as of October 1 and whenever events or circumstances indicate the carrying value may not be recoverable. The carrying value of goodwill at our four reporting units as of our October 1, 2013 annual impairment test is as follows:

The carrying value of goodwill at our four reporting units as of our October 1, 2013 annual impairment test is as follows:

(in millions)	Goodwill
Titanium reporting unit	$9.7
Fabrication reporting unit	63.6
Medical Device Fabrication reporting unit	58.7
Energy Fabrication reporting unit	—

Total Goodwill	$132.0

In Step One of the evaluation, the fair value of each reporting unit was determined using the weighted average of a discounted cash flow analysis based on historical and projected financial information (i.e., an income approach) and a market valuation approach. The discounted cash flow analysis provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples such as EBITDA and revenue multiples developed from a set of peer group companies to each reporting unit to determine its fair value. Based on these analyses, we determined that the fair value of the Titanium reporting unit and the Fabrication reporting unit each exceeded their respective carrying values by a significant margin, and that the carrying value of the Medical Device Fabrication reporting unit, including goodwill, exceeded its fair value, which was an indication of potential impairment and required us to perform Step Two of the impairment evaluation.

In Step Two of the evaluation, we assigned fair value to all of the assets and liabilities of the Medical Device Fabrication reporting unit as if it was to be acquired in a business combination. The difference between the fair value of the reporting unit, as determined in Step One, and the fair value assigned to the assets and liabilities represents the implied fair value of goodwill. The implied fair value of goodwill was then compared to its carrying value, and any excess of carrying value over the implied fair value represents the non-cash impairment charge. We determined the carrying value of the Medical Device Fabrication reporting unit’s goodwill exceeded its implied fair value by $14.0 million. As a result of this goodwill impairment charge, $44.8 million of goodwill remained in the Medical Device Fabrication reporting unit at December 31, 2013.

The impairment of the Medical Device Fabrication reporting unit’s goodwill was primarily driven by operational issues and the impact of the 2.3% medical device excise tax enacted under the Healthcare Acts that is resulting in significant pricing pressures, our inability to attain cost reduction targets to offset these pricing pressures, and FDA regulations imposing new requirements on medical device contract manufacturers. As a result of these factors, we reduced our long-term estimates of the Medical Device Fabrication reporting unit’s forecasted operating results and cash flows. If the Medical Device Fabrication reporting unit’s operational performance does not improve, the remaining goodwill at the reporting unit could be at risk for further impairment.

In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, we reconciled the aggregate fair value of all of the reporting units to our market capitalization, including a reasonable control premium.

The carrying value of the Energy Fabrication reporting unit’s goodwill was fully impaired in 2009. Excluding the impairment of goodwill at the Energy and Medical Device Fabrication reporting units, and immaterial impairments of goodwill related to the disposition of our non-titanium service centers, there have been no other goodwill impairments to date at our other reporting units. See Note 4 for further details of our annual impairment analysis.

Management evaluates the recovery of indefinite-lived intangible assets, at least annually, by comparing the fair value of the indefinite lived intangible asset under a discounted cash flow model to its carrying value. As a part of the annual impairment test, we determined the fair value of the Remmele trade name was $6.2 million, resulting in an impairment of $1.4 million.

Long-Lived Assets.    Management evaluates the recoverability of property, plant, and equipment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be fully recoverable. Changes in circumstances may include technological changes, changes in our business model, capital structure, economic conditions, or operating performance. If applicable, our evaluation would be based upon, among other items, our assumptions about the estimated undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. Management applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows associated with the assets, and the fair value of the asset.

Income Taxes (as restated).    The likelihood of realization of deferred tax assets is reviewed by management on a quarterly basis, giving consideration to all current facts and circumstances. Based upon this review, management records the appropriate valuation allowance to reduce the value of the deferred tax assets to the amount more likely than not to be realized. Should management determine in a future period that an additional valuation allowance is required because of unfavorable changes in the facts and circumstances, or that the current valuation allowance is no longer required due to favorable changes in the facts and circumstances, there would be a corresponding charge or credit to income tax expense.

Our Canadian subsidiary has generated taxable losses totaling $155.0 million from 2005 through 2013, resulting in a Canadian net deferred tax asset of $32.7 million as of December 31, 2013. We have recorded a full valuation allowance against our Canadian net deferred tax asset as of December 31, 2010, and for each subsequent period thereafter. The realization of our Canadian deferred tax assets is dependent upon our ability to generate future taxable income at our Canadian subsidiary. We concluded that the objective and verifiable negative evidence of our Canadian subsidiary’s cumulative losses over a number of years outweighed the more subjective positive evidence of anticipated future income under our long-term contract. We will continue to review whether a valuation allowance against our Canadian net deferred tax asset is required. If we determine that the realization of some or all of our Canadian net deferred tax assets are more likely than not, we will reduce some or all of our valuation allowance. Refer to Notes 2 and 18 of the Consolidated Financial Statements included within this Annual Report for details of the restatement adjustments made to establish the valuation allowance.

Tax benefits related to uncertain tax provisions taken or expected to be taken on a tax return are recorded when such benefits meet a more-likely-than-not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that either the appropriate taxing authority has completed their examination even though the statute of limitations remains open or the statute of limitations has expired. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Employee Benefit Plans.    Included in our accounting for defined benefit pension plans are assumptions on future discount rates, the expected return on assets, and the rate of future compensation changes. Discount rates are also utilized in our accounting for our post-retirement medical plan. We consider current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term factors in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions or higher or lower withdrawal rates. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate was determined by taking into consideration a dedicated bond portfolio model in order to select a discount rate that best matches the expected payment streams of the future payments. Under this model, a hypothetical bond portfolio is constructed with cash flows that are expected to settle in the same timeline as the benefit payment stream from the plans. The portfolio is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on the bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio. The discount rates used to determine our future benefit obligations were as follows at December 31, 2013 and 2012:

	2013	2012
Qualified pension plans	4.8%	4.1%
Non-qualified pension plans	3.7%	4.1%
Post-retirement medical plan	4.8%	4.1%

The discount rate is a significant factor in determining the amounts reported. A change of one-quarter of a percentage point in the discount rates used at December 31, 2013 would have the following effect on the defined benefit plans:

	–.25%	+.25%
Effect on total projected benefit obligation (PBO) (in millions)	$4.5	$(4.2)
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)

A one quarter percent change in the discount rate used at December 31, 2013 would have the following effect on the postretirement medical plan:

	–.25%	+.25%
Effect on total net periodic benefit cost (in millions)	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation (in millions)	$1.3	$(1.2)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an expected rate of return of 7.5% in both 2013 and 2012. A change of one-quarter of a percentage point in the expected rate of return would have the following effect on the defined benefit plans:

	–.25%	+.25%
Effect on subsequent years periodic pension expense (in millions)	$0.4	$(0.4)

A change of one percentage point in the health cost trend rate of 6.78% used at December 31, 2013 would have the following effect on the postretirement medical plan:

	–1.00%	+1.00%
Effect on total service cost and interest cost components (in millions)	$(0.1)	$0.1
Effect on accumulated postretirement benefit obligation (in millions)	$(2.6)	$2.9

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2013 and 2012 were as follows:

Investment category (in millions)	2013	2012
U.S. government securities	$25.0	$22.0
Corporate bonds	40.6	37.5
Equities	88.9	81.4
Short-term investment funds	1.5	0.6
Real estate funds	3.8	3.5
Timberlands	1.9	1.7
Other	1.0	—

Total	$162.7	$146.7

Of the total plan assets, approximately $9.7 million and $9.2 million were measured using significant unobservable inputs (level 3) at December 31, 2013 and 2012, and are comprised of investments in private equities, real estate funds, and timberlands. The fair value of private equity funds and real estate funds are determined by the fair value of the underlying investments in the funds plus working capital, adjusted for liabilities, currency translation and estimated performance incentives. Various methods of determining the fair value of the underlying assets in each fund are used which may include, but are not limited to, expected cash flows, multiples of earnings, discounted cash flow models, direct capitalization analyses, third-party appraisals and other market-based information. Valuations are reviewed utilizing available market data to determine whether or not any fair value adjustments are necessary. The value of the timberlands investment is based upon the appraised value of the timberlands plus net working capital. It is based upon inventory obtained pursuant to a review of this inventory at the time of acquisition, updated periodically based upon a cash projection model for a 50-year period using real prices and a real discount rate based upon current market activity.

The Company’s target asset allocation as of December 31, 2013 by asset category was as follows:

2013
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

We periodically review the investment policy along with our designated third-party fiduciary. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions) :

	Pension Benefit Plans	Post-Retirement Benefit Plan (including Plan D subsidy)	Post-Retirement Benefit Plan (not including Plan D subsidy)
2014	$12.7	$3.0	$3.2
2015	11.4	3.2	3.5
2016	11.6	3.1	3.4
2017	11.7	2.9	3.2
2018	12.1	3.0	3.4
2019 to 2023	62.3	18.0	20.3

During the years ended December 31, 2013 and 2012, we made cash contributions, net of settlement charges, totaling $4.3 million and $18.2 million, respectively, to our Company-sponsored pension plans. In light of current market conditions, we are assessing our future funding requirements. We expect to make cash contributions of approximately $9.4 million during 2014 to maintain our desired funding status.

Environmental Liabilities.    We are subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During each of the years ended 2013, 2012, and 2011, respectively, the Company paid approximately $0.1 million against previously recorded liabilities for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is not possible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. We continue to evaluate our obligations for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Based on available information, we believe that our share of possible environmental-related costs is in a range from $0.6 million to $2.1 million in the aggregate. At each of December 31, 2013 and 2012, the amount accrued for future environmental-related costs was $1.3 million. Of the total amount accrued at December 31, 2013, approximately $0.1 million is expected to be paid out within one year and is included as a component of other accrued liabilities in our Consolidated Balance Sheet. The remaining $1.2 million is recorded as a component of other noncurrent liabilities in our Consolidated Balance Sheet.

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

Interest Rate Risk

Our outstanding borrowings at December 31, 2013 are at fixed annual interest rates of 1.625% and 3.000%; therefore we are not subject to material cash flow risk arising from the fluctuation of interest rates.

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

In addition to these transaction risks, we are subject to foreign currency exchange exposure for our non-U.S. Dollar denominated assets and liabilities of our foreign subsidiaries whose functional currency is the U.S. Dollar. From time to time, we may use forward exchange contracts to manage these translation risks. We had no foreign currency forward exchange contracts outstanding at December 31, 2013.

Item 8.    Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

RTI International Metals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) revenue recognition under percentage of completion accounting, (ii) the annual goodwill and indefinite-lived intangible asset impairment analysis, and (iii) realizability of certain deferred tax assets existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s report on internal control over financial reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, and discussed in the Note to the financial statement schedule listed in the accompanying index, the Company has restated its 2011 and 2012 consolidated financial statements and financial statement schedule to correct errors.

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

As described in Management’s report on internal control over financial reporting, management has excluded RTI Extrusions Europe Limited from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded RTI Extrusions Europe Limited from our audit of internal control over financial reporting. RTI Extrusions Europe Limited is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Pittsburgh, Pennsylvania

March 18, 2014

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Net sales	$783,273	$699,987	$488,352
Cost and expenses:
Cost of sales	609,419	561,418	397,429
Selling, general, and administrative expenses	92,921	86,621	65,650
Research, technical, and product development expenses	3,931	4,164	3,392
Goodwill and other intangible asset impairment	15,359	—	—
Asset and asset-related charges (income)	(372)	367	(1,501)

Operating income	62,015	47,417	23,382
Other income (expense), net	938	(501)	56
Interest income	223	148	1,151
Interest expense	(40,380)	(17,926)	(16,796)

Income before income taxes	22,796	29,138	7,793
Provision for income taxes	7,139	15,685	10,101

Net income (loss) attributable to continuing operations	$15,657	$13,453	$(2,308)

Net income (loss) attributable to discontinued operations	$(1,584)	$1,487	$2,258

Net income (loss)	$14,073	$14,940	$(50)

Earnings (loss) per share attributable to continuing operations:
Basic	$0.51	$0.44	$(0.08)

Diluted	$0.51	$0.44	$(0.08)

Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.05)	$0.05	$0.08

Diluted	$(0.05)	$0.05	$0.08

Weighted-average shares outstanding:
Basic	30,303,328	30,127,275	30,017,677

Diluted	30,530,501	30,257,688	30,017,677

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Net income (loss)	$14,073	$14,940	$(50)
Other comprehensive income (loss):
Foreign currency translation	(6,928)	1,915	(1,515)
Unrealized gain (loss) on investments, net of tax of $0, $0, and $(19)	—	—	(35)
Realized (gain) loss on investments net of tax of $0, $4, and $0	—	8	—
Benefit plan amortization gain (loss), net of tax of $6,919, $(4,920), and $(2,861)	11,535	(8,077)	(4,963)

Other comprehensive income (loss), net of tax	4,607	(6,154)	(6,513)

Comprehensive income (loss)	$18,680	$8,786	$(6,563)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$343,637	$97,190
Receivables, less allowance for doubtful accounts of $820 and $721	105,271	104,354
Inventories, net	430,088	375,441
Costs in excess of billings	5,377	3,825
Deferred income taxes	32,032	31,380
Assets of discontinued operations	5,274	25,168
Other current assets	16,947	11,270

Total current assets	938,626	648,628
Property, plant, and equipment, net	372,340	375,819
Goodwill	117,578	130,252
Other intangible assets, net	53,754	56,495
Other noncurrent assets	23,247	8,898

Total assets	$1,505,545	$1,220,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,039	$90,735
Accrued wages and other employee costs	29,787	33,996
Unearned revenues	15,625	25,864
Liabilities of discontinued operations	458	3,431
Other accrued liabilities	22,574	22,518

Total current liabilities	147,483	176,544
Long-term debt	430,300	198,337
Liability for post-retirement benefits	43,447	45,066
Liability for pension benefits	13,787	20,711
Deferred income taxes	74,078	46,384
Unearned revenues	10,470	13,013
Other noncurrent liabilities	12,006	11,798

Total liabilities	731,571	511,853

Commitments and Contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,399,661 and 31,136,899 shares issued; 30,593,251 and 30,354,324 shares outstanding	314	311
Additional paid-in capital	532,249	484,798
Treasury stock, at cost; 806,410 and 782,575 shares	(18,798)	(18,399)
Accumulated other comprehensive loss	(40,397)	(45,004)
Retained earnings	300,606	286,533

Total shareholders’ equity	773,974	708,239

Total liabilities and shareholders’ equity	$1,505,545	$1,220,092

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
OPERATING ACTIVITIES:
Net income (loss)	$14,073	$14,940	$(50)
Adjustment for non-cash items:
Depreciation and amortization	43,885	41,170	22,488
Deferred income taxes, net	(12,264)	6,633	14,179
Stock-based compensation	6,026	4,797	4,599
Excess tax benefits from stock-based compensation activity	(552)	(196)	(302)
(Gain) loss on disposal of property, plant, and equipment, net	(547)	(4)	70
Amortization of debt issuance costs	1,666	1,403	1,471
Amortization of discount on long-term debt	14,956	9,683	8,900
Write-off of debt issuance costs	1,498	—	—
Amortization of premiums paid for short-term investments and marketable securities, net	174	—	2,012
Goodwill and other intangible asset impairment	15,908	—	—
Write-down of assets of discontinued operations	1,058	—	—
Other	300	434	(462)
Changes in assets and liabilities:
Receivables	3,236	(1,818)	(32,440)
Inventories	(47,139)	(106,565)	3,810
Accounts payable	(8,613)	32,133	6,271
Income taxes payable	(13,675)	3,767	67
Unearned revenue	(10,509)	10,059	(2,606)
Costs in excess of billings	(3,118)	459	(300)
Liability for pension benefits	(12,486)	(12,295)	(22,066)
Other current assets and liabilities, net	2,969	(3,479)	5,217
Other noncurrent assets and liabilities, net	15,322	6,945	3,977

Cash provided by operating activities	12,168	8,066	14,835

INVESTING ACTIVITIES:
Purchase of investments	(128,281)	(4,037)	(309,820)
Maturity/sale of investments	128,107	180,808	149,411
Capital expenditures	(32,374)	(61,538)	(38,845)
Acquisitions, net of cash acquired	(16,214)	(182,811)	(35,812)
Divestitures	10,475	—	—
Proceeds from disposal of property, plant, and equipment	561	10	20

Cash used in investing activities	(37,726)	(67,568)	(235,046)

FINANCING ACTIVITIES:
Borrowings on long-term debt	402,500	—	—
Repayments on long-term debt	(120,820)	(758)	(25)
Debt issuance costs	(12,370)	(823)	—
Proceeds from employee stock activity	2,637	729	367
Excess tax benefits from stock-based compensation activity	552	196	302
Purchase of common stock held in treasury	(399)	(742)	(294)

Cash provided by (used in) financing activities	272,100	(1,398)	350
Effect of exchange rate changes on cash and cash equivalents	(95)	1,248	(248)

Increase (decrease) in cash and cash equivalents	246,447	(59,652)	(220,109)
Cash and cash equivalents at beginning of period	97,190	156,842	376,951

Cash and cash equivalents at end of period	$343,637	$97,190	$156,842

Supplemental cash flow information:
Cash paid for interest	$7,223	$7,496	$7,148

Cash paid (refund received) for income taxes	$4,672	$5,333	$(10,191)

Non-cash investing and financing activities:
Issuance of common stock for restricted stock awards	$3,443	$2,028	$1,985

Capital leases	$7,898	$575	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(In thousands, except share and per share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (1)	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at December 31, 2010 (As Restated)	30,123,519	$309	$474,277	$(17,363)	$271,643	$(32,337)	$696,529
Net income (As Restated)	—	—	—	—	(50)	—	(50)
Other comprehensive loss	—	—	—	—	—	(6,513)	(6,513)
Shares issued for directors’ compensation	14,273	—	—	—	—	—	—
Shares issued for restricted stock award plans	54,665	—	—	—	—	—	—
Stock-based compensation expense recognized	—	—	4,599	—	—	—	4,599
Treasury stock purchased at cost	(10,423)	—	—	(294)	—	—	(294)
Exercise of employee options	13,653	—	178	—	—	—	178
Forfeiture of restricted stock awards	(3,800)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	2	—	—	—	2
Shares issued for employee stock purchase plan	6,893	—	189	—	—	—	189

Balance at December 31, 2011 (As Restated)	30,198,780	$309	$479,245	$(17,657)	$271,593	$(38,850)	$694,640
Net income (As Restated)	—	—	—	—	14,940	—	14,940
Other comprehensive loss (As Restated)	—	—	—	—	—	(6,154)	(6,154)
Shares issued for directors’ compensation	26,153	—	—	—	—	—	—
Shares issued for restricted stock award plans	56,173	1	—	—	—	—	1
Shares issued for performance award plans	54,315	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,797	—	—	—	4,797
Treasury stock purchased at cost	(29,946)	—	—	(742)	—	—	(742)
Exercise of employee options	41,422	—	494	—	—	—	494
Forfeiture of restricted stock awards	(3,200)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	27	—	—	—	27
Shares issued for employee stock purchase plan	10,627	—	235	—	—	—	235

Balance at December 31, 2012 (As Restated)	30,354,324	$311	$484,798	$(18,399)	$286,533	$(45,004)	$708,239
Net income	—	—	—	—	14,073	—	14,073
Other comprehensive loss	—	—	—	—	—	4,607	4,607
Shares issued for directors’ compensation.	26,455	—	—	—	—	—	—
Shares issued for restricted stock award plans	92,282	1	1	—	—	—	2
Stock-based compensation expense recognized	—	—	6,026	—	—	—	6,026
Treasury stock purchased at cost	(14,116)	—	—	(399)	—	—	(399)
Exercise of employee options	131,607	2	2,286	—	—	—	2,288
Forfeiture of restricted stock awards	(9,719)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	(45)	—	—	—	(45)
Shares issued for employee stock purchase plan	12,418	—	350	—	—	—	350
Recognition of equity component of 2019 Convertible Notes, net of deferred taxes	—	—	52,687	—	—	—	52,687
Derecognition of equity component of 2015 Convertible Notes, net of deferred taxes	—	—	(13,854)	—	—	—	(13,854)

Balance at December 31, 2013	30,593,251	$314	$532,249	$(18,798)	$300,606	$(40,397)	$773,974

(1)	Adjustments to the opening balance of Retained Earnings total $(21,732), and result from the establishment of a full valuation allowance against the Company’s deferred tax asset at its Canadian subsidiary. Refer to Note 2 for further information.

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

On October 1, 2013, the Company completed its acquisition of all of the issued and outstanding common stock of RTI Extrusions Europe (Holdings) Limited, which directly owns all of the issued and outstanding capital stock of RTI Extrusions Europe Limited (formerly Osborn Steel Extrusions, a subsidiary of Osborn Metals Limited) (“RTI Extrusions Europe”). RTI Extrusions Europe manufactures extruded, hot-or-cold stretched steel and titanium parts for a number of markets including the aerospace and petrochemical markets.

In April 2013, the Company completed the sale of its subsidiary, Pierce-Spafford Metals Company, Inc. (“RTI Pierce Spafford”), for approximately $12.4 million of cash, of which $10.5 million has been received in cash as of December 31, 2013, with the remainder due in late 2014. In addition, during December 2013 the Company determined that its other non-titanium service center Bow Steel Corporation, (“RTI Connecticut”), qualified for held-for-sale treatment at December 31, 2013. The results of RTI Pierce Spafford and RTI Connecticut have been presented as results from discontinued operations on the Company’s Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations. The Company’s Consolidated Financial Statements and the Notes thereto for prior periods have been conformed to exclude amounts attributable to the aforementioned discontinued operations.

The Company conducts business in two segments: the Titanium Segment and the Engineered Products and Services (“EP&S”) Segment. The structure reflects the Company’s transformation into an integrated supplier of advanced titanium products across the entire supply chain, and better aligns its resources to support the Company’s long-term growth strategy.

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles and Canton, Ohio; Martinsville, Virginia; Norwalk, California; Windsor, Connecticut; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steelmaking customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, additively manufacture, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston and Austin, Texas; Sullivan and Washington, Missouri; Laval, Canada; and Welwyn Garden City and Bradford, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and subassemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products.

Note 2—RESTATEMENTS AND REVISIONS:

As previously disclosed in its Form 10-Q for the quarterly period ended September 30, 2013, the Company’s treatment of its deferred tax asset at its Canadian subsidiary had been under discussion with the Staff of the Securities and Exchange Commission (“SEC”). In considering these discussions, the Company reconsidered its position and determined that a valuation allowance against the Company’s Canadian deferred tax asset should have been recorded as of December 31, 2010. The Company determined that it should have given greater weight to its Canadian subsidiary’s history of cumulative losses relative to its expectations of future taxable income. As a result of recording the valuation allowance, the Company has corrected the deferred tax assets at each balance sheet date and its provision for income taxes in each affected period.

In addition to the restatement related to the valuation allowance recorded against the Canadian deferred tax assets, the Company disclosed in its Form 10-Q for the quarterly period ended September 30, 2013 that it intended to revise its future filings for revenue recognition errors associated with its accounting for certain long-term contracts and opening balance sheet corrections related to deferred taxes and goodwill related to its acquisition of RTI Remmele Engineering (“Remmele”) for the quarterly and year-to-date periods ended March 31, 2013 and June 30, 2013. Refer to Note 18 for detail on the restatement and revision adjustments for the interim periods in 2013 and 2012.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables set forth the impact of the recognition of the above-mentioned corrections, as well as adjustments for the presentation of RTI Connecticut as a discontinued operation, on the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows as of and for the periods presented below. Refer to Note 3 for additional information on discontinued operations.

	Year Ended December 31, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Consolidated Statement of Operations
Net sales	$708,090	$—	$708,090	$(8,103)	$699,987
Cost of Sales	568,462	—	568,462	(7,044)	561,418
Operating income	47,111	—	47,111	306	47,417
Income before income taxes	28,832	—	28,832	306	29,138
Provision for income taxes	10,392	5,200	15,592	93	15,685
Net income attributable to continuing operations	18,440	(5,200)	13,240	213	13,453
Net income attributable to discontinued operations, net of tax	1,700	—	1,700	(213)	1,487
Net income	20,140	(5,200)	14,940	—	14,940
Earnings per share attributable to continuing operations:
Basic	$0.61	$(0.17)	$0.44	$0.01	$0.44
Diluted	$0.61	$(0.17)	$0.44	$0.01	$0.44
Earnings per share attributable to discontinued operations:
Basic	$0.06	$—	$0.06	$(0.01)	$0.05
Diluted	$0.06	$—	$0.06	$(0.01)	$0.05

	Year Ended December 31, 2011
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Consolidated Statement of Operations
Net sales	$501,288	$—	$501,288	$(12,936)	$488,352
Cost of Sales	407,660	—	407,660	(10,231)	397,429
Operating income	24,052	—	24,052	(670)	23,382
Income before income taxes	8,463	—	8,463	(670)	7,793
Provision for income taxes	4,269	6,082	10,351	(250)	10,101
Net income (loss) attributable to continuing operations	4,194	(6,082)	(1,888)	(420)	(2,308)
Net income attributable to discontinued operations, net of tax	1,838	—	1,838	420	2,258
Net income (loss)	6,032	(6,082)	(50)	—	(50)
Earnings (loss) per share attributable to continuing operations:
Basic	$0.14	$(0.20)	$(0.06)	$(0.01)	$(0.08)
Diluted	$0.14	$(0.20)	$(0.06)	$(0.01)	$(0.08)
Earnings per share attributable to discontinued operations:
Basic	$0.06	$—	$0.06	$0.01	$0.08
Diluted	$0.06	$—	$0.06	$0.01	$0.08

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

(1):	Previously reported balances represent the amounts reported in the Consolidated Statement of Operations in the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013.

	December 31, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Consolidated Balance Sheets
Receivables	$105,317	$—	$105,317	$(963)	$104,354
Inventories, net	384,417	—	384,417	(8,976)	375,441
Assets of discontinued operations	14,741	—	14,741	10,427	25,168
Total current assets	648,140	—	648,140	488	648,628
Property, plant, and equipment, net	375,949	—	375,949	(130)	375,819
Goodwill	130,610	—	130,610	(358)	130,252
Deferred income taxes	33,287	(33,287)	—	—	—
Other noncurrent assets	8,866	32	8,898	—	8,898
Total assets	1,253,347	(33,255)	1,220,092	—	1,220,092
Accounts payable	91,661	—	91,661	(926)	90,735
Accrued wages and other employee costs	34,096	—	34,096	(100)	33,996
Unearned revenues	25,864	—	25,864	—	25,864
Liabilities of discontinued operations	2,332	—	2,332	1,099	3,431
Other accrued liabilities	22,550	41	22,591	(73)	22,518
Total current liabilities	176,503	41	176,544	—	176,544
Deferred income taxes	46,384	—	46,384	—	46,384
Unearned revenues	13,013	—	13,013	—	13,013
Total liabilities	511,812	41	511,853	—	511,853
Accumulated other comprehensive loss	(44,722)	(282)	(45,004)	—	(45,004)
Retained earnings	319,547	(33,014)	286,533	—	286,533
Total shareholders’ equity	741,535	(33,296)	708,239	—	708,239
Total liabilities and shareholders’ equity	1,253,347	(33,255)	1,220,092	—	1,220,092

(1):	Previously reported balances represent the amounts reported in the Consolidated Balance Sheet in the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013. The previously reported balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(699), $1,565, and $866 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	December 31, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected
Consolidated Statements of Cash Flow (2)
Operating Activities:
Net income	$20,140	$(5,200)	$14,940
Adjustment for non-cash items included in net income:
Deferred income taxes	1,433	5,200	6,633

	December 31, 2011
	Previously Reported (1)	Restatement Adjustment	As Corrected
Consolidated Statements of Cash Flow (2)
Operating Activities:
Net income (loss)	$6,032	$(6,082)	$(50)
Adjustment for non-cash items included in net income:
Deferred income taxes	8,097	6,082	14,179

(1):	Previously reported balances represent the amounts reported in the Consolidated Balance Sheet in the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013.
(2):	The Company does not present cash flows from discontinued operations, consistent with the FASB’s authoritative guidance. Restatement adjustments did not have an impact on cash flows from investing and financing activities.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following presents the restated Condensed Consolidating Statements of Operations and Condensed Consolidating Balance Sheets of RTI International Metals, Inc. and its Guarantor and Non-Guarantor Subsidiaries as of and for the periods presented below. The “As Restated” amounts primarily reflect the impact of the restatement on the provision for income tax, deferred tax assets, and all related subtotals, as well as the presentation of RTI Connecticut as a discontinued operation, which is reflected in the Non-Guarantors columns. The restatement adjustments only affected net income (loss) and deferred income taxes on the Condensed Consolidating Statements of Cash Flows, and as such they have not been presented given the condensed presentation. The Previously Reported amounts represent the corrected balances reported in the Second Amendment to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2012, as filed with the SEC on November 12, 2013. Refer to Note 17 for further information. For information on the impact of restatement on the interim Condensed Consolidating Financial Statements, refer to Note 18.

Condensed Consolidating Statements of Operations and Comprehensive Income—Restatement Adjustments

Year Ended December 31, 2012

	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net sales	$—	$—	$503,018	$503,018	$417,573	$409,470	$(212,501)	$(212,501)	$708,090	$699,987
Costs and expenses:
Cost of sales	—	—	426,268	426,268	354,695	347,651	(212,501)	(212,501)	568,462	561,418
Operating income	3,006	3,006	27,060	27,060	17,045	17,351	—	—	47,111	47,417
Equity in earnings of subsidiaries	25,832	20,741	5,419	5,419	2,138	2,138	(33,389)	(28,298)	—	—
Income before income taxes	12,136	7,045	32,722	32,722	17,363	17,669	(33,389)	(28,298)	28,832	29,138
Provision for (benefit from) income taxes	(6,304)	(6,408)	10,726	10,726	5,970	11,367	—	—	10,392	15,685
Net income attributable to continuing operations	18,440	13,453	21,996	21,996	11,393	6,302	(33,389)	(28,298)	18,440	13,453
Net income attributable to discontinued operations, net of tax	1,700	1,487	—	—	1,700	1,487	(1,700)	(1,487)	1,700	1,487
Net income	$20,140	$14,940	$21,996	$21,996	$13,093	$7,789	$(35,089)	$(29,785)	$20,140	$14,940
Comprehensive income	$14,629	$8,786	$14,465	$14,465	$15,651	$9,704	$(30,116)	$(24,169)	$14,629	$8,786

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Year Ended December 31, 2011

	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net sales	$—	$—	$347,963	$347,963	$329,155	$316,219	$(175,830)	$(175,830)	$501,288	$488,352
Costs and expenses
Cost of sales	—	—	296,066	296,066	287,424	277,193	(175,830)	(175,830)	407,660	397,429
Operating income	(981)	(981)	26,079	26,079	(1,046)	(1,716)	—	—	24,052	23,382
Equity in earnings of subsidiaries	16,568	10,066	6,128	6,128	(1,055)	(1,055)	(21,641)	(15,139)	—	—
Income before income taxes	(804)	(7,306)	33,966	33,966	(3,058)	(3,728)	(21,641)	(15,139)	8,463	7,793
Provision for (benefit from) income taxes	(4,998)	(4,998)	10,257	10,257	(990)	4,842	—	—	4,269	10,101
Net income attributable to continuing operations	4,194	(2,308)	23,709	23,709	(2,068)	(8,570)	(21,641)	(15,139)	4,194	(2,308)
Net income attributable to discontinued operations, net of tax	1,838	2,258	—	—	1,838	2,258	(1,838)	(2,258)	1,838	2,258
Net income (loss)	$6,032	$(50)	$23,709	$23,709	$(230)	$(6,312)	$(23,479)	$(17,397)	$6,032	$(50)
Comprehensive income (loss)	$(842)	$(6,563)	$19,646	$19,646	$(2,106)	$(7,827)	$(17,540)	$(11,819)	$(842)	$(6,563)

Condensed Consolidating Balance Sheets—Restatement Adjustments

	December 31, 2012
	RTI International Metals, Inc.		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)(2)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (2)	As Restated
ASSETS
Receivables, net	$126	$126	$72,773	$72,773	$59,639	$58,676	$(27,221)	$(27,221)	$105,317	$104,354
Inventories, net	—	—	220,290	$220,290	164,127	$155,151	—	—	384,417	375,441
Current assets	36,800	36,800	383,983	383,983	254,578	255,066	(27,221)	(27,221)	648,140	648,628
Property, plant, and equipment, net	1,327	1,327	308,467	308,467	66,155	66,025	—	—	375,949	375,819
Goodwill	—	—	93,665	93,665	36,945	36,587	—	—	130,610	130,252
Deferred income taxes	—	—	—	—	33,287	—	—	—	33,287	—
Intercompany investments	964,044	931,041	26,814	26,814	3,736	3,736	(994,594)	(961,591)	—	—
Total assets	$1,006,320	$973,317	$848,973	$848,973	$419,869	$386,614	$(1,021,815)	$(988,812)	$1,253,347	$1,220,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other accrued liabilities	$2,984	$3,277	$9,197	$9,197	$10,369	$10,044	$—	$—	$22,550	$22,518
Total current liabilities	10,680	10,973	97,206	97,206	95,838	95,586	(27,221)	(27,221)	176,503	176,544
Deferred income taxes	42,902	42,902	—	—	3,482	3,482	—	—	46,384	46,384
Total liabilities	264,785	265,078	279,761	279,761	216,800	216,548	(249,534)	(249,534)	511,812	511,853
Shareholders’ equity	741,535	708,239	569,212	569,212	203,069	170,066	(772,281)	(739,278)	741,535	708,239
Total liabilities and shareholders’ equity	$1,006,320	$973,317	$848,973	$848,973	$419,869	$386,614	$(1,021,815)	$(988,812)	$1,253,347	$1,220,092

(1)	The previously reported balances of current deferred income tax assets, non-current deferred income tax assets, intercompany investments, other accrued liabilities, non-current deferred income taxes, and shareholders’ equity were adjusted by $4,786, $-, $(16,823), $(685), $(11,320) and $- for the Parent; by $(2,543), $(32,757), $-, $-, $(21,590), and $(13,710) for the Guarantor Subsidiaries; by $(2,243), $(146), $-, $685, $7 and $(3,113) for the Non-Guarantor Subsidiaries; and by $-, $32,903, $16,823, $—, $32,903 and $16,823 for the Eliminations, to correct the presentation of deferred income tax balances.
(2)	The previously reported Guarantor Subsidiary and Consolidated balances of inventory and cost in excess of billings, have been adjusted by $(699) and, $1,565 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—DISCONTINUED OPERATIONS:

As previously disclosed, in conjunction with the reorganization of its reportable segments in 2013, the Company evaluated it long-term growth strategy and determined it would sell or seek other strategic alternatives for it non-core service centers, RTI Pierce Spafford and RTI Connecticut. In April 2013, the Company completed the sale of its RTI Pierce Spafford subsidiary for approximately $12.4 million of cash, of which $10.5 million has been received as of December 31, 2013, with the remainder due in late 2014. In addition, the Company determined that its other non-titanium service center, RTI Connecticut, qualified as held-for-sale at December 31, 2013.

The results of RTI Pierce Spafford and RTI Connecticut, including all fair value adjustments and losses on the completed sale of RTI Pierce Spafford, have been presented as results from discontinued operations on the Company’s Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations. The results of RTI Connecticut were previously reported in the Titanium Segment, while the results of RTI Pierce Spafford were reported in the Titanium Group, prior to the segment reorganization in 2013.

The Company’s results from discontinued operations are summarized below:

	Year Ended December 31,
	2013	2012	2011
Net sales	$15,464	$37,724	$43,077
Income (loss) before income taxes	(2,184)	2,333	3,533
Provision for (benefit from) income taxes	(600)	846	1,275
Net income (loss) from discontinued operations	(1,584)	1,487	2,258

Assets and liabilities of discontinued operations were comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
ASSETS
Accounts receivable, net	$594	$3,152
Inventories, net	4,555	20,100
Property, plant and equipment, net	105	177
Goodwill	—	1,739
Other current assets	20	—

Total assets of discontinued operations	$5,274	$25,168

LIABILITIES
Accounts payable	$326	$2,921
Accrued wages	96	437
Other liabilities	36	73

Total liabilities of discontinued operations	$458	$3,431

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include the accounts of RTI International Metals, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been adjusted to correct the prior year presentation of the inventory, costs in excess of billings, and unearned revenue line items on the Consolidated Balance Sheets, as well as the related captions on the Consolidated Statements of Cash Flows.

Use of estimates:

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the carrying values of accounts receivable, inventories, property, plant, and equipment, intangible assets, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities, and income taxes.

Fair value:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, marketable securities, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value of the instruments and account groupings approximates fair value.

The Financial Accounting Standards Board (the “FASB”) defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows:

•	Level 1—observable inputs such as quoted prices in active markets;

•	Level 2—inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3—unobservable inputs in which there is little or no market data and which requires the Company to develop its own assumptions.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its short-term investments and marketable securities.

For the Company’s short-term investments and marketable securities, fair value was determined based on the closing price reported on the active market on which the individual securities are traded. There were no transfers between levels during the year ended December 31, 2013. The Company held no assets or liabilities measured at fair value on a recurring basis as of December 31, 2013 or 2012.

As of both December 31, 2013 and 2012, the Company did not have any financial assets or liabilities that were measured at fair value on a non-recurring basis. Refer to discussions of intangible asset impairments below for nonfinancial assets measured at fair value on a non-recurring basis.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$343,637	$343,637	$97,190	$97,190
Long-term debt	430,300	559,986	198,337	249,113
Current portion of long-term debt……	1,914	1,914	957	957

The fair value of long-term debt includes the $114,381 remaining principle outstanding related to the $230,000 aggregate principle amount 3.000% Convertible Senior Notes due 2015 (the “2015 Notes”) and the $402,500 aggregate principal amount 1.625% Convertible Senior Notes due 2019 (the “2019 Notes”) and is inclusive of the conversion feature, which was originally allocated for reporting purposes at $122.5 million, and is included in the Consolidated Balance Sheets within additional paid-in capital. The fair value of long-term debt was estimated based on the quoted market price for the debt (Level 2).

Cash and cash equivalents:

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds and corporate commercial paper.

Cash and cash equivalents consisted of the following:

	December 31, 2013	December 31, 2012
Cash	$62,394	$37,473
Cash equivalents:
Commercial paper	150,978	32,642
Money market mutual funds	130,265	27,075

Total cash and cash equivalents	$343,637	$97,190

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

	December 31,
	2013	2012
Trade and commercial customers	$106,091	$105,075
Less: Allowance for doubtful accounts	(820)	(721)

Total receivables	$105,271	$104,354

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Inventories:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 56% and 55%, respectively, of the Company’s inventories as of December 31, 2013 and 2012. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. There were no LIFO decrements for the years ended December 31, 2013 or 2012.

Inventories consisted of the following:

	December 31,
	2013	2012
Raw materials and supplies	$166,359	$160,627
Work-in-process and finished goods	314,438	273,412
LIFO reserve	(50,709)	(58,598)

Total inventories	$430,088	$375,441

Costs in excess of billings:

As of December 31, 2013 and 2012, the Company had costs in excess of billings of $5,377 and $3,825, respectively. All $5,377 of costs in excess of billings are expected to be collected within the next twelve months. The Company had no claims included in inventory, progress payments netted against inventory, or billings in excess of cost at December 31, 2013 or 2012, respectively.

Other current assets:

The Company had other current assets of $16,947 and $11,270 at December 31, 2013 and 2012, respectively. Other current assets are comprised mainly of prepaid income taxes and other prepaid expenses which do not individually exceed five percent of consolidated current assets, and are expected to be realized within twelve months of the balance sheet date. The increase in other current assets in 2013 is attributable to increases in prepaid taxes of $2,266, and other prepaid expenses of $3,411.

Property, plant, and equipment:

The cost of property, plant, and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the years ended December 31, 2013 and 2012, the Company capitalized $0 and $821, respectively, of interest expense related to its major capital expansion projects.

Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2013	2012
Land	$18,769	$17,965
Buildings and improvements	117,225	120,973
Machinery and equipment	446,787	413,718
Computer hardware and software, furniture and fixtures, and other	65,622	64,131
Construction-in-progress	52,546	56,087

	700,949	672,874
Less: Accumulated depreciation	(328,609)	(297,055)

Total property, plant, and equipment, net	$372,340	$375,819

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $39,439, $37,364, and $21,342, respectively. Depreciation is generally recorded over the following useful lives:

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

The Company recorded an asset impairment of $1,617 for the year ended December 31, 2012 as a result of the electrical transformer fire at the Titanium Segment’s Canton, Ohio facility. This impairment charge was partially offset by $1,250 for insurance proceeds. The net impairment charge is included in the Consolidated Statement of Operations as Asset and asset-related charges.

Goodwill and intangible assets:

In the case of goodwill and intangible assets, if future product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value or acceleration of the amortization period may be required. Intangible assets were originally valued at fair value at the date of acquisition.

Goodwill. The Company performs its goodwill impairment testing at the reporting unit level. The Company’s four reporting units, which are one level below its operating segments, where appropriate, are as follows: 1) the Titanium reporting unit; 2) the Fabrication reporting unit; 3) the Medical Device Fabrication reporting unit; and 4) the Energy Fabrication reporting unit. As of December 31, 2013 and 2012, the Energy Fabrication reporting unit had no goodwill.

The carrying value of goodwill at the Company’s four reporting units as of the Company’s October 1, 2013 annual impairment test was as follows:

Goodwill
Titanium reporting unit	$9,662
Fabrication reporting unit	63,548
Medical Device Fabrication reporting unit	58,748
Energy Fabrication reporting unit	—

Total Goodwill	$131,958

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

The fair value of the Company’s four reporting units is calculated by averaging the fair values determined using an income approach (i.e. a discounted cash flow model) and a market approach. A discounted cash flow model is based on historical and projected financial information and provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples, such as EBITDA and revenue multiples, developed from a set of peer group companies to each reporting unit to determine its fair value. The Company considered the use of a cost approach but determined such an approach was not appropriate.

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

The discount rates used in the Company’s October 1, 2013 annual impairment test were as follows:

Titanium reporting unit	11.0%
Fabrication reporting unit	12.5%
Medical Device Fabrication reporting unit	13.0%

The Company performed a Step One impairment test for all reporting units with a goodwill balance as of the testing date. Significant assumptions that changed from the prior year included the impact of the Patient Protection and Affordable Care Act (the “Healthcare Acts”) and the related 2.3% excise tax on medical devices.

Step One of the goodwill impairment test indicated that the fair value of the Titanium and Fabrication reporting units each exceeded their respective carrying values by a significant margin, while the Medical Device Fabrication reporting unit’s carrying value exceeded its fair value by approximately 17% as of the October 1, 2013 testing date. A Step Two analysis was then performed for the Medical Device Fabrication reporting unit which indicated that the implied fair value of goodwill of the Medical Device Fabrication reporting unit was $44,789 as of October 1, 2013, resulting in an impairment charge of $13,959.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

In addition to the impairment at the Medical Device Fabrication reporting unit, an immaterial goodwill impairment was recognized in the Company’s Titanium reporting unit as a result of the Company’s decision to dispose of RTI Pierce Spafford and RTI Connecticut businesses. This impairment is included as a component of net loss from discontinued operations for the year ended December 31, 2013. Excluding the Energy Fabrication reporting unit, whose goodwill was fully impaired in 2009, and the items mentioned above, there have been no other impairments to date at the Company’s reporting units. Uncertainties or other factors that could result in a potential impairment in future periods may include any cancellation of or material modification to one of the major aerospace programs the Company currently supplies, including the Joint Strike fighter program, the Boeing 787 program, or the Airbus family of aircraft, including the A350XWB, A320neo, or A380 programs. In addition, the Company’s ability to ramp up its production of these programs in a cost efficient manner may also impact the results of a future impairment test. Furthermore, additional pricing pressures or other impacts from the Healthcare Acts could result in an additional goodwill impairment at our Medical Device Fabrication reporting unit.

The carrying amount of goodwill attributable to each segment at December 31, 2011, 2012, and 2013 was as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2011	$9,662	$44,463	$54,125
Additions (Note 5)	—	75,824	75,824
Translation adjustment	—	303	303

December 31, 2012	9,662	120,590	130,252
Additions (Note 5)	—	2,185	2,185
Impairments	—	(13,959)	(13,959)
Translation adjustment	—	(900)	(900)

Balance at December 31, 2013	$9,662	$107,916	$117,578

At December 31, 2013 and 2012, the Engineered Products and Services Segment had accumulated goodwill impairment losses of $22,858 and $8,899, respectively, while the Titanium Segment has no accumulated impairment losses, other than those relating to discontinued operations, not included in the table above.

Intangible assets.    Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. The Company has one indefinite-lived intangible asset, the Remmele trade name, which it does not amortize. The Company currently intends to utilize the Remmele trade name indefinitely. Other intangible assets are being amortized over the following periods:

Customer relationships	7-20 years
Developed technology	12-20 years
Backlog	0.5 - 2 years

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Amortization expense was $4,386, $3,760, and $1,091 for the years ended December 31, 2013, 2012, and 2011, respectively. Estimated annual amortization expense expected in each of the next five successive years is as follows:

Amortization
2014	$4,080
2015	$4,011
2016	$4,011
2017	$4,011
2018	$4,011
Thereafter	$27,430

There were no intangible assets attributable to the Titanium Segment at December 31, 2013, 2012, and 2011. The carrying amount of intangible assets attributable to the EP&S Segment at December 31, 2013, 2012, and 2011, as well as a summary of intangible assets, by class, at December 31, 2013 and 2012, is presented below:

Intangible Assets
December 31, 2011	$22,576
Intangible assets acquired (Note 5)	37,400
Amortization	(3,760)
Translation adjustment	279

December 31, 2012	56,495
Intangible assets acquired (Note 5)	3,800
Amortization	(4,386)
Impairment	(1,400)
Translation adjustment	(755)

December 31, 2013	$53,754

	December 31,
	2013	2012
Backlog	$1,300	$1,100
Accumulated amortization	(1,236)	(481)

Backlog, net	64	619

Customer relationships	45,013	41,413
Effects of currency translation	1,930	3,183
Accumulated amortization	(10,961)	(8,754)

Customer relationships, net	35,982	35,842

Developed technology	13,290	13,290
Accumulated amortization	(1,782)	(856)

Developed technology, net	11,508	12,434

Remmele trade name	6,200	7,600

Total intangible assets, net	$53,754	$56,495

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Management evaluates the recovery of indefinite-lived intangible assets by first determining, through a qualitative analysis, whether there have been any events or changes in circumstances that would indicate a potential impairment. If the qualitative analysis indicates that it is more-likely-than-not that an impairment has incurred, management compares the fair value of the indefinite lived intangible asset to its carrying value and then measures the impairment, if any. As of October 1, 2013, the Company’s only indefinite-lived intangible asset other than goodwill was the Remmele trade name. In conjunction with the Company’s goodwill impairment test, a two-step impairment analysis of the Remmele trade name intangible asset was performed which indicated a fair value of $6,200, and as a result recorded an impairment of $1,400 as a component of Goodwill and other intangible asset impairment on the Consolidated Statement of Operations. The fair value of the Remmele trade name was determined using a discounted cash flow model (level 3) utilizing a discount rate of 13.5%.

Other long-lived assets:

The Company evaluates the potential impairment of other long-lived assets including property, plant, and equipment when events or circumstances indicate that a change in value may have occurred. If the carrying value of the assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value.

The Company considered the Medical Device Fabrication reporting unit goodwill impairment and the establishment of a valuation allowance against its Canadian net deferred tax asset as triggering events for potential impairments of its long-lived assets within those asset groups. The Company’s evaluation determined that no impairment of these asset groups was required.

Other non-current assets:

The Company had other non-current assets of $23,247 and $8,898 at December 31, 2013 and 2012, respectively. Other non-current assets are comprised mainly of pension assets, deferred financing costs, and non-refundable engineering costs which do not exceed five percent of total assets individually, and are not expected to be realized within twelve months of the balance sheet date. The increase in other non-current assets in 2013 is primarily attributable to a $6,517 increase in deferred financing costs attributable to the issuance of the Company’s 1.625% Convertible Senior Notes due 2019 (the “2019 Notes”), offset by the write-off of a portion of the deferred financing costs associated with the repurchase, through individually negotiated, private transactions, of $115.6 million aggregate principal amount of the 3.000% Convertible Senior Notes due 2015 (the “2015 Notes”), as well as an increase of $6,292 in assets related to a pension plan with plan assets in excess of obligations.

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

Revenue Recognition:

Product and service revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenues are recognized as services are rendered.

Revenue under long-term construction-type contracts are recorded on a percentage-of-completion method measured on the cost-to-cost basis and the units-of-delivery basis for long-term production-type contracts. Since the Company had not been historically recording revenue and expenses in accordance with ASC 605-35, such estimates are not available for historical periods and it is not practical to create such estimates. As a result, revenues and costs under contracts measured on the cost-to-cost have been recorded using the zero profit method under ASC 605-35 until the period when the Company believes it would have been able to estimate the remaining revenues and costs, at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered. The Company will continue to use this methodology until such time as a reliable process for estimating total contract revenues and costs is implemented, at which time the Company will recognize contract revenues in proportion to costs.

Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. No such losses have been recorded at December 31, 2013, 2012, or 2011.

Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

Value added taxes collected on sales are excluded from revenue and recorded as a liability on the Consolidated Balance Sheet until remitted to the taxing authority.

Shipping and handling fees and costs:

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third-party shippers, are reported as a component of cost of sales. Shipping and handling expenses were immaterial for the years ended December 31, 2013, 2012, and 2011, respectively.

Research and development:

Research and development costs are expensed as incurred. These costs totaled $3,931, $4,164, and $3,392 for the years ended December 31, 2013, 2012, and 2011, respectively, and typically include employment costs, contractor fees, and other administrative costs.

Pensions:

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

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss), net of tax, on the Company’s Consolidated Balance sheet at December 31, 2013 and 2012 were as follows:

	Foreign Currency Translation	Actuarial Losses on Benefit Plans	Unrealized losses on Investments	Total
Balance at December 31, 2012 (as restated)	$12,708	$(57,712)	$—	$(45,004)
Other comprehensive income (loss) before reclassifications, net of tax	(6,928)	3,651	21	(3,256)
Amounts reclassified from other comprehensive loss, net of tax	—	7,884	(21)	7,863

Accumulated other comprehensive income (loss) at December 31, 2013	$5,780	$(46,177)	$—	$(40,397)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for December 31, 2013 are presented below. These amounts are reclassified to Cost of sales and Selling, general, and administrative expenses within the Consolidated Statement of Operations.

December 31, 2013
Impact of Defined Benefit Pension Items
Actuarial losses and prior service costs	$9,416
Special termination benefits	3,196
Tax expense	(4,728)

Total reclassifications	$7,884

Refer to Note 9 of these Consolidated Financial Statements for further information about the Company’s benefit plans.

Stock-based compensation:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Cash flows resulting from the windfall tax benefits from tax deductions in excess of the compensation cost recognized (“excess tax benefits”) are classified as financing cash inflows. For the years ended December 31, 2013, 2012, and 2011, operating cash flows were decreased and financing cash flows were increased by $552, $196, and $302, respectively.

Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $6,026, $4,797, and $4,599 for the years ended December 31, 2013, 2012, and 2011, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $1,886, $1,727, and $2,060 for the years ended December 31, 2013, 2012, and 2011, respectively. There was no stock-based compensation cost capitalized for the years ended December 31, 2013, 2012, and 2011.

New Accounting Standards:

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other—Testing Indefinite— Lived Intangible Assets for Impairment.” This ASU added an optional qualitative analysis to the yearly testing for indefinite-lived intangible asset impairment. Depending on the outcome of this analysis, the quantitative process could be eliminated for the year the analysis is performed. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 5—ACQUISITIONS:

RTI Extrusions Europe Limited.    On October 1, 2013, the Company purchased all of the outstanding common stock of RTI Extrusions Europe for total consideration of approximately $20.4 million, including $16.2 million in cash, and the assumption of $4.2 million in liabilities. RTI Extrusions Europe manufactures extruded, hot-or-cold stretched steel and titanium parts for a number of markets including the aerospace and oil and gas markets. The results of RTI Extrusions Europe are reported in the EP&S Segment. From acquisition date, RTI Extrusions Europe has generated revenues of $4,849 and an operating loss of $417.

The purchase price allocation, which has not been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$4,827
Inventories	5,230
Plant and equipment	4,346
Intangible assets:
Customer relationships	3,600
Backlog	200
Goodwill	2,185
Liabilities assumed:
Current liabilities	2,621
Deferred tax liabilities	1,553

Net assets acquired	$16,214

The customer relationship intangible asset is being amortized over a seven year life, while the backlog is being amortized over six months. Goodwill is primarily attributable to the assembled workforce of RTI Extrusions Europe. Goodwill is not deductible for tax purposes. The purchase price allocation remains open for the final valuation of fixed assets, intangible assets, and goodwill.

Pro forma financial information has not been prepared for the acquisition of RTI Extrusions Europe as the acquisition was not material to the Consolidated Financial Statements.

Remmele.    On February 13, 2012, the Company purchased all of the outstanding common stock of Remmele for total consideration of approximately $185.4 million, including approximately $182.6 million in cash and the assumption of $2.8 million of capitalized equipment leases. Remmele has four facilities in the

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Minneapolis, Minnesota area and engages in precision machining and manufacturing engineering services, as well as supply sourcing, assembly and integration, and other key services and technologies for the commercial aerospace, defense, and medical device sectors, and is included in the EP&S Segment.

The purchase price allocation, which has been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$17,491
Inventories	17,380
Plant and equipment	68,772
Costs in excess of billings	3,884
Other assets	1,972
Intangible assets:
Customer relationships	19,300
Developed technologies	9,400
Backlog	1,100
Trade name	7,600
Goodwill	75,568
Liabilities assumed:
Current liabilities	15,489
Deferred tax liabilities	22,407
Other liabilities	2,016

Net assets acquired	$182,555

Goodwill is primarily attributable to Remmele’s assembled workforce and exposure to new customers for the Company’s products. It is not deductible for tax purposes. Customer relationships and developed technologies are being amortized over a period of twelve to fifteen years and backlog over a period of two years. Trade names are not amortized as the Company believes that these assets have an indefinite life as the Company intends to continue use of the Remmele name indefinitely.

The amount of Remmele’s net sales and earnings included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2012, and the pro forma net sales and earnings of the combined entity had the acquisition date been January 1, 2011, are as follows:

	Years Ended December 31,
	2012	2011
Net sales:
Actual — Remmele	$118,977	$—
Supplemental pro forma — consolidated	$712,650	$614,502
Net income:
Actual — Remmele	$2,713	$—
Earnings per share (diluted)	$0.09	$—
Supplemental pro forma — consolidated	$16,055	$(1,639)
Earnings per share (diluted)	$0.53	$(0.05)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—EARNINGS PER SHARE:

Earnings per share (“EPS”) amounts for each period are presented in accordance with the FASB’s authoritative guidance which requires the presentation of basic and diluted EPS. Basic EPS was computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted EPS was calculated by dividing net income attributable to common shareholders by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented.

At December 31, 2013, the Company had $114.4 million aggregate principal amount of the 2015 Notes and $402.5 million aggregate principal amount the 2019 Notes outstanding. Shares underlying the 2019 Notes and the 2015 Notes and certain stock options were excluded from the calculation of EPS as their effects were antidilutive. Shares excluded from the calculation of EPS were as follows:

	Year ended December 31,
	2013	2012	2011
2015 Notes	3,185,213	6,404,902	6,404,902
2019 Notes	9,885,561	N/A	N/A
Anti-dilutive options (1)	238,255	421,700	566,451

(1)	Average option price of shares excluded from calculation of earnings per share were $48.10, $38.43 and $31.23 for the years ended December 31, 2013, 2012 and 2011, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted EPS for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Years ended December 31,
	2013	2012 (as restated)	2011 (as restated)
Numerator — basic earnings per share:
Net income (loss) from continuing operations before allocation of earnings to participating securities	$15,657	$13,453	$(2,308)
Less: Earnings allocated to participating securities	(99)	(80)	—

Net income (loss) from continuing operations attributable to common shareholders, after earnings allocated to participating securities used in calculation of basic earnings per share	$15,558	$13,373	$(2,308)

Net income (loss) from discontinued operations before allocation of earnings to participating securities	$(1,584)	$1,487	$2,258
Less: Earnings allocated to participating securities	—	(9)	—

Net income (loss) from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$(1,584)	$1,478	$2,258

Denominator:
Basic weighted-average shares outstanding	30,303,328	30,127,275	30,017,677
Effect of dilutive securities	227,173	130,413	—

Diluted weighted-average shares outstanding	30,530,501	30,257,688	30,017,677

Earnings (loss) per share attributable to continuing operations:
Basic	$0.51	$0.44	$(0.08)
Diluted	$0.51	$0.44	$(0.08)
Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.05)	$0.05	$0.08
Diluted	$(0.05)	$0.05	$0.08

Note 7—INCOME TAXES:

The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense:

	December 31, 2013			December 31, 2012 (as restated)			December 31, 2011 (as restated)
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$12,875	$(3,728)	$9,147	$2,806	$9,402	$12,208	$(5,633)	$14,263	$8,630
State	1,152	(6,630)	(5,478)	2,330	(2,258)	72	479	(1,101)	(622)
Foreign	5,376	(1,906)	3,470	3,916	(511)	3,405	1,076	1,017	2,093

Total	$19,403	$(12,264)	$7,139	$9,052	$6,633	$15,685	$(4,078)	$14,179	$10,101

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2013	2012 (as restated)	2011 (as restated)
United States	$12,530	$34,583	$19,086
Foreign	10,266	(5,445)	(11,293)

Income before income taxes	$22,796	$29,138	$7,793

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2013	2012 (as restated)	2011 (as restated)
Statutory rate of 35% applied to income (loss) before income taxes	$7,979	$10,198	$2,727
Adjustments of tax reserves and prior years’ income taxes	51	1,322	1,643
Officers excess compensation/Acquisition costs	434	413	875
Effects of foreign operations	(3,042)	(1,399)	(1,115)
Change in valuation allowance	1,662	5,200	6,082
State income taxes, net of federal tax effects	(3,802)	147	(305)
Goodwill and other intangible asset impairment	3,953	—	—
Section 249 bond premium disallowance	925	—	—
Section 199 deduction	(1,173)	(335)	—
Other	152	139	194

Total provision	$7,139	$15,685	$10,101

Effective tax rate	31.3%	53.8%	129.6%

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2013	2012 (as restated)
Deferred tax assets:
Canadian tax loss carryforwards (expiring 2015 through 2033)	$39,989	$41,389
Postretirement benefit costs	17,400	18,066
Employment costs	11,745	11,797
State tax loss carryforwards (expiring 2023 through 2032)	8,073	7,133
Inventories	14,671	12,022
Start-up costs	2,988	4,650
Revenue recognition	4,544	4,304
Pension costs	288	3,835
Duty drawback claims	212	1,786
Other	3,617	3,566

Total deferred tax assets	103,527	108,548
Valuation allowance	(37,172)	(37,726)

Deferred tax assets, net of valuation allowance	66,355	70,822
Deferred tax liabilities:
Property, plant and equipment	(58,856)	(58,129)
Convertible debt	(33,511)	(13,005)
Intangible assets	(15,063)	(14,412)
Other	(973)	(963)

Total deferred tax liabilities	(108,403)	(86,509)

Net deferred tax liabilities	$(42,048)	$(15,687)

The valuation allowances at December 31, 2013 and 2012 are entirely attributable to the Company’s Canadian net deferred tax asset for which, due to the Company’s Canadian subsidiary’s cumulative losses over a number of years, the Company has recorded a full valuation allowance against the Canadian deferred tax asset, net of its Canadian deferred tax liabilities, and to certain state deferred tax assets pertaining to the related state tax loss carry-forwards that are not anticipated to generate a tax benefit. For further information on the valuation allowance recorded against the Canadian net deferred tax asset, see Note 2.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31 is as follows:

	Unrecognized Tax Benefits
	2013	2012	2011
Gross balance at January 1	$9,161	$6,157	$4,817
Prior period tax positions
Increases	861	1,556	—
Decreases	(2,109)	(30)	(14)
Current period tax positions	1,608	1,478	1,376
Lapse of Statute	—	—	(22)
Settlements with tax authorities	(1,094)	—	—

Gross balance at December 31	$8,427	$9,161	$6,157

Amount that would affect the effective tax rate if recognized	$6,168	$5,946	$4,614

The Company’s unrecognized tax benefits principally relate to the sale of products and provision of services by the U.S. companies to their foreign affiliates. The decrease in prior period tax positions resulted from an audit settlement. The settlements with tax authorities represents tax payments to tax authorities as a result of an audit settlement.

The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statement of Operations for fiscal years 2013, 2012, and 2011, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2013 and 2012 were not material.

The Company’s U.S. Federal income tax returns for tax years 2008, 2010, 2011, and 2012 remain open to examination, though any examination of 2008 is limited to the extent that net operating losses have been carried back to that year. The field examination of the Company’s Canadian tax returns for tax years 2006 and 2007 by the Canadian Revenue Authority (“CRA”) has been completed. The Company has filed an administrative appeal of the agent’s proposed adjustments. The examination of the tax year 2008 by CRA is continuing. Tax years after 2008 are open to examination by CRA. It is reasonably possible that the total amount of unrecognized tax benefits could be decreased within the next twelve months by approximately $2 million.

Undistributed earnings of certain foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to $4.2 million at December 31, 2013. The Company has determined that the deferred tax liability associated with these undistributed earnings, net of embedded foreign tax credits, is not material.

Note 8—OTHER INCOME (EXPENSE), NET:

Other income (expense), net, for the years ended December 31, 2013, 2012, and 2011 was $938, $(501), and $56, respectively. Other income (expense), net, consists primarily of foreign exchange gains and losses from the Company’s international operations.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Other employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2013, 2012, and 2011, expenses related to 401(k) plans were approximately $4,199, $3,390, and $1,519, respectively.

As of the signing of the Labor Agreement with USW at the Niles, Ohio plant on December 1, 2004, all new hourly, clerical and technical employees covered by the Labor Agreement are covered by a defined contribution pension plan rather than a defined benefit plan. Effective January 1, 2006, all new salaried non-represented employees in the Titanium Segment are covered by a defined contribution pension plan rather than a defined benefit plan. As a result of these changes, no future hires will be covered by defined benefit pension plans. During 2013, the Company offered a voluntary early retirement program to certain qualifying employees. As a result, the Company recorded an after-tax expense of $3,196 in net periodic benefit cost during the year. The signing of the new labor agreement in March 2012 resulted in benefit enhancements which resulted in a $6,748 increase in the Company’s projected benefit obligation in 2012.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company uses a December 31 measurement date for all benefit plans. Of the Company’s four qualified pension plans and two non-qualified pension plans, two of the qualified plans, with assets totaling $93,311, have assets in excess of their benefit obligations by $6,983. The following table provides reconciliations of the changes in the Company’s pension and other post-employment benefit plan obligations, the values of plan assets, amounts recognized in Company’s financial statements, and principal weighted-average assumptions used:

	Pension Benefit Plans		Post-Retirement Benefit Plan
	2013	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$167,482	$143,687	$47,934	$44,391
Service cost	2,469	2,450	747	671
Interest cost	6,789	7,093	1,920	2,102
Actuarial loss (gain)	4,404	16,750	(2,466)	2,558
Special termination benefits	2,052	—	162	—
Amendment	—	6,748	—	—
Settlements	(2,486)	(695)	—	—
Benefits paid	(9,707)	(8,551)	(2,981)	(2,837)
Plan participants’ contributions	—	—	933	928
Medicare retiree drug subsidy received	—	—	164	121

Projected benefit obligation at end of year	$171,003	$167,482	$46,413	$47,934

Change in plan assets:
Fair value of plan assets at beginning of year	$146,722	$122,444	$—	$—
Actual return on plan assets	21,406	14,678	—	—
Employer contributions	6,806	18,846	1,884	1,788
Medicare retiree drug subsidy received	—	—	164	121
Settlements	(2,486)	(695)	—	—
Plan participants’ contributions	—	—	933	928
Benefits paid	(9,707)	(8,551)	(2,981)	(2,837)

Fair value of plan assets at end of year	$162,741	$146,722	$—	$—

Funded status	$(8,262)	$(20,760)	$(46,413)	$(47,934)

Amounts recognized in the Consolidated Balance Sheets consisted of:

Noncurrent assets	$6,983	$691	$—	$—
Current liabilities	(1,458)	(740)	(2,966)	(2,868)
Noncurrent liabilities	(13,787)	(20,711)	(43,447)	(45,066)

Net amount recognized	$(8,262)	$(20,760)	$(46,413)	$(47,934)

Accumulated benefit obligation	$166,357	$161,482	N/A	N/A

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Amounts recognized in accumulated other comprehensive loss consisted of:

	December 31,		December 31,
	2013	2012	2013	2012
Net actuarial loss	$63,496	$77,032	$5,771	$8,486
Prior service cost	6,237	7,227	689	1,904

Total, before tax effect	$69,733	$84,259	$6,460	$10,390

Activity related to amounts recognized in accumulated other comprehensive loss is as follows:

		2012			2013
	12/31/2011	Amortization	Activity	12/31/2012	Amortization	Activity	12/31/2013
Pension Benefit Plans
Actuarial losses	$70,987	$(5,734)	$11,779	$77,032	$(6,963)	$(6,573)	$63,496
Prior service cost	1,460	(980)	6,747	7,227	(990)	—	6,237

Postretirement Medical Plan
Actuarial losses	6,086	(157)	2,557	8,486	(248)	(2,467)	5,771
Prior service cost	3,118	(1,214)	—	1,904	(1,215)	—	689

	Pension Benefit Plans		Post-Retirement Benefit Plan
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate — qualified plan	4.78%	4.10%	N/A	N/A
Discount rate — non-qualified plan	3.71%	4.10%	N/A	N/A
Discount rate — post-retirement medical plan	N/A	N/A	4.75%	4.10%
Rate of increase to compensation levels — qualified plans	3.80%	3.80%	N/A	N/A
Rate of increase to compensation levels — non-qualified plans	2.90%	3.80%	N/A	N/A
Measurement date	12/31	12/31	12/31	12/31
Health cost trend rate assumed for next year	N/A	N/A	6.73%	6.78%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that rate reaches ultimate trend rate	N/A	N/A	2026	2026

Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	4.10%	4.90%	4.10%	4.90%
Expected long-term return on plan assets	7.50%	7.50%	N/A	N/A
Rate of increase to compensation levels — qualified plans	3.80%	3.80%	N/A	N/A
Rate of increase to compensation levels — non-qualified plans	2.90%	3.80%	N/A	N/A

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

A change of one quarter of a percentage point in the expected rate of return on plan assets would have the following effect on the defined benefit plan:

	–.25%	+.25%
Effect on subsequent years periodic pension expense (in millions)	$0.4	$(0.4)

The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate was determined by taking into consideration an above-mean yield curve model in order to select a discount rate that best matches the expected payment streams of the future payments. Under this model, a hypothetical bond portfolio is constructed with cash flows that are expected to settle the benefit payment stream from the plans. The portfolio is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on those bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio.

A change of one quarter of a percentage point in the discount rates used at December 31, 2013 would have the following effect on the defined benefit plans:

	–0.25%	+0.25%
Effect on total projected benefit obligation (PBO) (in millions)	$4.5	$(4.2)
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)

A change of one-quarter of a percentage point in the discount rate used at December 31, 2013 would have the following effect on the postretirement medical plan:

	–.25%	+.25%
Effect on total net periodic benefit cost (in millions)	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation (in millions)	$1.3	$(1.2)

A change of one percentage point in the health cost trend rate of 6.78% used at December 31, 2013 would have the following effect on the postretirement medical plan:

	–1.00%	+1.00%
Effect on total service cost and interest cost components (in millions)	$(0.1)	$0.1
Effect on accumulated postretirement benefit obligation (in millions)	$(2.6)	$2.9

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The components of net periodic pension and post-retirement benefit cost were as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2013	2012	2011	2013	2012	2011
Service cost	$2,469	$2,450	$2,047	$747	$671	$746
Interest cost	6,789	7,093	7,177	1,920	2,102	2,361
Expected return on plan assets	(10,429)	(9,707)	(7,791)	—	—	—
Prior service cost amortization	990	980	401	1,214	1,214	1,214
Amortization of actuarial loss	5,982	5,361	4,017	248	157	171
Settlement charges	981	373	—	—	—	—
Special termination benefit	2,052	—	—	162	—	—

Net periodic benefit cost	$8,834	$6,550	$5,851	$4,291	$4,144	$4,492

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

	Pension Benefit Plans 2014	Postretirement Medical Plan 2014
Amortization of actuarial loss	$5,433	$95
Amortization of prior service cost	914	689

Total recognized from accumulated other comprehensive loss	$6,347	$784

The fair value of the Company’s defined benefit pension plans’ assets as of December 31, 2013 and 2012 were as follows:

	2013	2012
Investment category:
U.S. government securities	$24,996	$22,034
Corporate bonds	40,633	37,487
Equities	88,894	81,445
Short-term investment funds	1,550	597
Real estate funds	3,835	3,468
Timberlands	1,875	1,691
Other	957	—

Total	$162,740	$146,722

The Company’s target asset allocation as of December 31, 2013 by asset category is as follows:

2013
Investment category:
Equity securities	55%
Debt and other short-term investments	43%
Cash	2%

Total	100%

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

As of December 31, 2013:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment category:
U.S. government securities	$—	$24,996	$—	$24,996
Corporate bonds	—	40,633	—	40,633
Equities	2,529	82,365	4,000	88,894
Short-term investment funds	1,072	478	—	1,550
Real estate funds	—	—	3,835	3,835
Timberlands	—	—	1,875	1,875
Other	1,015	(58)	—	957

Total assets	$4,616	$148,414	$9,710	$162,740

As of December 31, 2012:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment category:
U.S. government securities	$—	$22,034	$—	$22,034
Corporate bonds	—	37,487	—	37,487
Equities	3,613	73,794	4,038	81,445
Short-term investment funds	597	—	—	597
Real estate funds	—	—	3,468	3,468
Timberlands	—	—	1,691	1,691

Total assets	$4,210	$133,315	$9,197	$146,722

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Level 1 Fair Value Measurements:

Short-term Investment Funds — Short-term Investment Funds are carried at the reported net asset values.

Equities — The fair values of equities are based upon quoted market prices.

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

The following table provides further details of the Level 3 fair value measurements using significant unobservable inputs:

	Private Equity Funds	Real Estate Funds	Timberlands	Total
December 31, 2011	$3,434	$2,584	$1,652	$7,670
Realized gains/losses	301	109	—	410
Unrealized gain/losses relating to investments still held at December 31, 2012	267	279	39	585
Purchases	861	925	—	1,786
Sales	(825)	(429)	—	(1,254)

December 31, 2012	$4,038	$3,468	$1,691	$9,197
Realized gains/losses	788	216	—	1,004
Unrealized gain/losses relating to investments still held at December 31, 2013	23	322	184	529
Purchases	857	725	—	1,582
Sales	(1,706)	(896)	—	(2,602)

December 31, 2013	$4,000	$3,835	$1,875	$9,710

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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit Plans	Post-Retirement Benefit Plan (including Plan D subsidy)	Post-Retirement Benefit Plan (not including Plan D subsidy)
2014	$12,694	$2,966	$3,215
2015	11,408	3,222	3,495
2016	11,565	3,143	3,442
2017	11,671	2,892	3,218
2018	12,064	3,028	3,382
2019 to 2023	62,340	18,023	20,257

The Company contributed $4,320 and $18,152 to its qualified defined benefit pension plans in 2013 and 2012, respectively. In light of the current market conditions, the Company is currently assessing its future funding requirements. The Company expects to make cash contributions of approximately $9.4 million during 2014 to maintain its desired funding status.

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

Approximately 35,000 shares have been purchased under the ESPP since its inception. As of December 31, 2013, more than 1.9 million shares of the Company’s Common Stock remained available for future purchase under the ESPP.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10—LEASES:

The Company and its subsidiaries have entered into various operating and capital leases for the use of certain manufacturing equipment, office and manufacturing facilities, office equipment, and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $6,596, $5,587, and $4,561 in the years ended December 31, 2013, 2012, and 2011, respectively. Capital lease obligations are generally entered into for the use of machinery and equipment. Obligations under capital leases totaled $9,580 at December 31, 2013. Of this amount, $1,914 was recorded as a component of other current liabilities and $7,666, was recorded as a component of long term debt on the Company’s Consolidated Balance Sheet. Expense related to capital lease amortization assets is included within depreciation expense.

In December 2013, the Company entered into a capital lease for machinery at one of its EP&S Segment businesses. Principal and interest payments under this lease total $8,055, and extend through December, 2020, including an option to purchase the machinery.

The Company’s future minimum commitments under operating and capital leases for years after 2013 are as follows:

	Operating Leases	Capital Leases
2014	$5,715	$2,352
2015	5,367	1,919
2016	5,075	1,513
2017	4,321	1,297
2018	4,149	958
Thereafter	4,781	3,188

Total lease payments	$29,408	$11,227

Note 11—UNEARNED REVENUE:

The Company reported liabilities of $26,095 and $38,877 for unearned revenue balances as of December 31, 2013 and 2012, respectively. These balances represented payments received in advance, primarily from energy market customers on long-term orders to fund working capital requirements. Amounts expected to be realized within one year, which represent the majority of the balance, are recorded as current liabilities. The remaining amount is recorded as a non-current liability. Unearned revenue balances are presented in the following table:

	December 31,
	2013	2012
Current unearned revenue	$15,625	$25,864
Non-current unearned revenue	10,470	13,013

Total unearned revenue	$26,095	$38,877

Note 12—TRANSACTIONS WITH RELATED PARTIES:

The Company did not enter into any significant related-party transactions during the years ended December 31, 2013, 2012, and 2011.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 13—SEGMENT REPORTING:

The Company’s chief operating decision maker is the Vice Chair, President, and Chief Executive Officer. The Company conducts its operations in two reportable segments: the Titanium Segment and the EP&S Segment. Refer to Note 1 of these Consolidated Financial Statements for a description of each reportable segment.

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

	Years Ended December 31,
	2013	2012	2011
Net sales:
Titanium Segment	$346,627	$352,847	$324,908
Intersegment sales	92,502	82,265	73,226

Total Titanium Segment sales	439,129	435,112	398,134

Engineered Products and Services Segment	436,646	347,140	163,444
Intersegment sales	67,791	80,394	60,292

Total Engineered Products and Services Segment sales	504,437	427,534	223,736

Eliminations	(160,293)	(162,659)	(133,518)

Total consolidated net sales	$783,273	$699,987	$488,352

Operating income (loss):
Titanium Segment before corporate allocations	$78,637	$58,542	$51,848
Corporate allocations	(19,626)	(19,477)	(15,784)

Total Titanium Segment operating income	59,011	39,065	36,064

Engineered Products and Services Segment before corporate allocations	24,981	23,437	5,518
Corporate allocations	(21,977)	(15,085)	(18,200)

Total Engineered Products and Services Segment operating income (loss)	3,004	8,352	(12,682)

Total consolidated operating income	62,015	47,417	23,382
Other income (expense), net	938	(501)	56
Interest expense, net	(40,157)	(17,778)	(15,645)

Total consolidated income before income taxes	$22,796	$29,138	$7,793

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2013	2012	2011
Revenue by market information:
Titanium Segment
Commercial aerospace	$216,599	$217,607	$188,729
Defense	98,976	104,313	98,496
Energy, medical, and other	31,052	30,927	37,683

Total Titanium Segment net sales	346,627	352,847	324,908
Engineered Products and Services Segment
Commercial aerospace	$215,087	$168,760	$100,779
Defense	71,471	53,435	35,426
Energy, medical, and other	150,088	124,945	27,239

Total Engineered Product and Services Segment net sales	436,646	347,140	163,444

Total consolidated net sales	$783,273	$699,987	$488,352

Geographic location of trade sales:
United States	$548,609	$450,518	$309,509
France	69,658	72,810	51,951
England	56,658	52,931	41,963
Germany	30,955	40,011	38,976
Italy	14,344	11,575	3,660
Spain	12,713	16,285	7,702
Canada	11,492	12,456	10,063
Japan	10,660	9,389	4,580
Austria	10,035	7,162	7,993
Malaysia	—	10,624	1,962
Other countries	18,149	16,226	9,993

Total trade sales	$783,273	$699,987	$488,352

Capital expenditures:
Titanium Segment	$15,976	$44,741	$36,008
Engineered Products and Services Segment	16,398	16,797	2,837

Total capital expenditures	$32,374	$61,538	$38,845

Depreciation and amortization:
Titanium Segment	$19,973	$18,421	$14,248
Engineered Products and Services Segment	23,852	22,703	8,185

Total depreciation and amortization	$43,825	$41,124	$22,433

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31, 2013	December 31, 2012	December 31, 2011
United States	$606,369	$590,621	$475,121
England	23,036	16,017	14,473
France	1,928	1,312	1,022
Canada	69,616	64,924	64,132
Less: Accumulated depreciation	(328,609)	(297,055)	(265,509)

Property, plant, and equipment, net	$372,340	$375,819	$289,239

Total assets:
Titanium Segment	$604,123	$566,359	$492,224
Engineered Products and Services Segment	585,867	544,928	272,480
General corporate assets	310,281	83,637	309,365
Assets of discontinued operations	5,274	25,168	26,530

Total consolidated assets	$1,505,545	$1,220,092	$1,100,599

In the years ended December 31, 2013, 2012, and 2011, export sales were $234,664, $249,472 and $178,843, respectively, principally to customers in Western Europe. Geographic location of trade sales are determined based on the location of customers.

Substantially all of the Company’s sales and operating revenues are generated from its North American and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical and other risks generally associated with the aerospace industry. For the years ended December 31, 2013, 2012, and 2011, Boeing, through multiple contracts with various Company subsidiaries covering varying periods, accounted for approximately 21.2%, 12.0%, and 10.6%, respectively, of the Company’s consolidated net sales. Along with Boeing, for each year presented, Airbus and its subcontractors together aggregate to amounts in excess of 10% of the Company’s consolidated net sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products.

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

Environmental Matters

The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2013, 2012, and 2011 the Company paid approximately $14, $72, and $60, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.

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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $631 to $2,103 in the aggregate. At December 31, 2013 and 2012, the amounts accrued for future environmental-related costs were $1,263 and $1,277, respectively. Of the total amount accrued at December 31, 2013, $85 is expected to be paid out within one year and is included as a component of other accrued liabilities on the Company’s Consolidated Balance Sheet. The remaining $1,178 is recorded as a component of other noncurrent liabilities in the Company’s Consolidated Balance Sheet.

The following table summarizes the changes in the Company’s environmental liabilities for the year ended December 31, 2013:

Environmental Liabilities
Balance at December 31, 2012	$1,277
Environmental-related expense	—
Cash paid	(14)

Balance at December 31, 2013	$1,263

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 15—LONG-TERM DEBT:

Long-term debt consisted of:

	Effective Interest Rate	December 31,
		2013	2012
$402.5 million aggregate principal 1.625% Convertible Senior Notes due 2019	5.875%	$319,569	$—
$114.4 million aggregate principal 3.000% Convertible Senior Notes due 2015	8.675%	103,065	196,644
Capital leases	Various	9,580	2,650

Total debt		432,214	199,294
Less: Current portion of capital leases		(1,914)	(957)

Total long-term debt		$430,300	$198,337

In April, 2013, the Company issued the 2019 Notes. Interest on the 2019 Notes is payable in arrears on April 15 and October 15 of each year, beginning on October 15, 2013, at a rate of 1.625% per annum. The 2019 Notes are the Company’s senior unsecured obligations. The 2019 Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several 100% owned subsidiaries (the “Guarantor Subsidiaries”) of RTI International Metals, Inc. (the “Parent”). Each Guarantor Subsidiary would be automatically released from its guarantee of the 2019 Notes if either (i) it ceased to be a guarantor under the Parent’s $150 million revolving credit facility under its Second Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on May 23, 2017 or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Refer to Note 17 of these Consolidated Financial Statements for additional information about the Guarantor Subsidiaries.

The 2019 Notes will be convertible at the applicable conversion rate at any time on or after April 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the 2019 Notes equals 24.5604 shares of common stock per $1,000 principal amount of 2019 Notes (equivalent to a conversion price of approximately $40.72 per share of Common Stock). Upon conversion, holders of the 2019 Notes will receive, at the Company’s election, cash, shares of the Company’s Common Stock, or a combination of both.

The authoritative guidance of the FASB requires convertible notes that may be settled in cash to be bifurcated into a liability component and an equity component. The fair value of the liability component is determined by calculating the present value of the cash flows of the convertible note using the interest rate of a bond of similar size and rating without a conversion feature (i.e., straight-debt). The fair value of the equity component is the difference between the proceeds from the issuance and the fair value of the liability.

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

The Company determined similar straight-debt rates were 8.675% at the time the 2015 Notes were issued. As a result, at issuance, the fair value of the liability component of the 2015 Notes was calculated to be $177.7 million and was recorded as long-term debt. The conversion component of the 2015 Notes had a fair value of $52.3 million and was recorded, net of deferred taxes, as additional paid-in capital. The debt component of the 2015 Notes will accrete to the 2015 Notes’ remaining par value of $114.4 million over the 2015 Notes’ five-year term. Debt accretion is recorded in the Company’s Consolidated Statement of Operations as a component of interest expense. The Company is accreting the long-term debt balance to par value using the interest method.

In conjunction with the issuance of the 2015 Notes, the Company incurred debt issuance costs totaling $7.2 million. Under the FASB’s authoritative guidance, debt issuance costs for the 2015 Notes should be allocated to the liability and equity pieces in proportion to the fair value. As such, $1.6 million of these costs was attributed to the conversion feature of the 2015 Notes and was recorded, net of deferred taxes, as additional paid-in capital. The remaining $5.6 million of debt issuance costs were attributed to the liability component of the 2015 Notes and were capitalized in the Company’s Consolidated Balance Sheet as a component of other noncurrent assets. The portion of the costs attributed to the debt component of the remaining $114.4 million aggregate principal 2015 Notes is being amortized over the term of the Notes using the interest method. Amortization of these costs is included as a component of interest expense in the Company’s consolidated statement of operations.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Interest on the remaining $114.4 million aggregate principal 2015 Notes is payable semiannually in arrears on June 1 and December 1 of each year, at a rate of 3.000% per year. The Notes are general unsecured obligations of the Company. The Notes are guaranteed by the Guarantor Subsidiaries, which are the same subsidiaries that guarantee the Company’s obligations under the 2019 Notes and the current credit facility.

The 2015 Notes will be convertible at the applicable conversion rate at any time on or after June 1, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the Notes equals 27.8474 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $35.91 per share of Common Stock). Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s Common Stock, or a combination of both.

During the years ended December 31, 2013 and 2012, the Company recorded long-term debt discount amortization of $14,956 and $9,683, as a component of interest expense. Interest expense from the amortization of debt issuance costs associated with the Notes was $1,484, $1,120 and $1,120 for the years ended December 31, 2013, 2012, and 2011, respectively.

On May 23, 2012, the Company entered into the Credit Agreement, which provides for a revolving credit facility of $150 million and matures on May 23, 2017. Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate equal to LIBOR plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and the facility fee vary based upon the Company’s consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement.

The Company’s leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.35 to 1 at December 31, 2013. If this ratio were to exceed 3.50 to 1, the Company would be in default under the Credit Agreement.

The Company’s coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 13.69 to 1 at December 31, 2013. If this ratio were to fall below 2.0 to 1, the Company would be in default under the Credit Agreement.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of December 31, 2013, the Company was in compliance with all financial covenants under the Credit Agreement.

The Company had no borrowings outstanding under the Credit Agreement at December 31, 2013 or December 31, 2012.

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

Stock Options

The fair value of stock options granted over the past three years was estimated at the date of grant using the Black-Scholes option-pricing model based upon the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.87%	0.75%	1.92%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	5.0	5.0	4.0
Expected volatility	65.00%	66.00%	67.00%

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

A summary of the status of the Company’s stock options as of December 31, 2013 and the activity during the year then ended is presented below:

Stock Options	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	590,850	$31.86
Granted	98,831	29.12
Forfeited	(15,595)	27.39
Expired	(15,743)	49.88
Exercised	(131,607)	17.40

Outstanding at December 31, 2013	526,736	$34.56	5.84	$3,449

Exercisable at December 31, 2013	361,176	$37.71	4.63	$2,368

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2013, 2012, and 2011 was $15.80, $13.49, and $14.70 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $1,892, $525, and $172, respectively. As of December 31, 2013, total unrecognized compensation cost related to nonvested stock option awards granted was $669. That cost is expected to be recognized over a weighted-average period of approximately eight months.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2013, 2012, and 2011 was $2,290, $494, and $178, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2013, 2012, and 2011 was $399, $742, and $294, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $(4), $27, and $2 for the years ended December 31, 2013, 2012, and 2011, respectively. The Company has elected to adopt the short-cut transition method for determining the windfall tax benefits related to share-based payment awards.

Restricted Stock

The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012, and 2011 was $29.00, $24.63, and $28.79 per share, respectively.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2013, and the activity during the year then ended, is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2012	182,179	$24.76
Granted	118,737	29.00
Vested	(77,722)	25.28
Forfeited	(9,719)	25.84

Nonvested at December 31, 2013	213,475	$26.88

As of December 31, 2013, total unrecognized compensation cost related to nonvested restricted stock awards granted was $1,960. That cost is expected to be recognized over a weighted-average period of twelve months. The total fair value of restricted stock awards vested during the years ended December 31, 2013, 2012, and 2011 was $2,199, $1,507, and $1,637, respectively.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the Company’s performance share activity during the year ended December 31, 2013 is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2012	107,057	214,114
Granted	72,164	144,328
Forfeited	(24,888)	(49,776)

Outstanding at December 31, 2013	154,333	308,666

The fair value of the performance share awards granted was estimated by the Company at the grant date using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying market conditions and the resulting fair value of the award. The four primary inputs for the Monte Carlo model are the risk-free rate, expected dividend yield, volatility of returns, and correlation of returns within the designated peer group. The risk-free rate for periods over the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used. Expected volatility and correlation of returns are based on historical performance of the Company’s stock. The weighted-average grant-date fair value of performance shares awarded during the years ended December 31, 2013, 2012, and 2011 was $41.02, $35.59, and $43.68.

Note 17—GUARANTOR SUBSIDIARIES:

Each of the 2015 Notes and 2019 Notes (collectively, “The Notes”) is jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by the Guarantor Subsidiaries. Each Guarantor Subsidiary would be automatically released from its guarantee of the Notes if either (i) it ceases to be a guarantor of the Parent’s Credit Agreement or (ii) it ceases to be a subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

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

The following tables present Condensed Consolidating Financial Statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013. Refer to Note 2 for details of the restatement adjustments to prior year Condensed Consolidating Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$524,003	$465,331	$(206,061)	$783,273
Costs and expenses:
Cost of sales	—	426,646	388,834	(206,061)	609,419
Selling, general, and administrative expenses(1)	4,799	43,842	44,280	—	92,921
Goodwill and other intangible asset impairment	—	15,359	—	—	15,359
Research, technical, and product development expenses	—	3,925	6	—	3,931
Asset and asset-related charges (income)	—	(372)	—	—	(372)

Operating income (loss)	(4,799)	34,603	32,211	—	62,015
Other income (expense), net	6,318	(5,146)	(234)	—	938
Interest income (expense), net	(21,291)	(11,503)	(7,363)	—	(40,157)
Equity in earnings (loss) of subsidiaries	21,936	(191)	2,165	(23,910)	—

Income before income taxes	2,164	17,763	26,779	(23,910)	22,796
Provision for (benefit from) income taxes	(13,493)	10,964	9,668	—	7,139

Net income attributable to continuing operations	$15,657	$6,799	$17,111	$(23,910)	$15,657

Net income attributable to discontinued operations, net of tax	$(1,584)	$—	$(1,584)	$1,584	$(1,584)

Net income	$14,073	$6,799	$15,527	$(22,326)	$14,073

Comprehensive income	$18,680	$18,327	$8,599	$(26,926)	$18,680

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2012

	RTI International Metals, Inc. (As Restated)	Guarantors (As Restated)	Non-Guarantors (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$503,018	$409,470	$(212,501)	$699,987
Cost of sales	—	426,268	347,651	(212,501)	561,418
Selling, general, and administrative expenses	(3,101)	45,316	44,406	—	86,621
Research, technical, and product development expenses	95	4,007	62	—	4,164
Asset and asset-related charges (income)	—	367	—	—	367

Operating income (loss)	3,006	27,060	17,351	—	47,417
Other income (expense), net	(63)	38	(476)	—	(501)
Interest income (expense), net	(16,639)	205	(1,344)	—	(17,778)
Equity in earnings of subsidiaries	20,741	5,419	2,138	(28,298)	—

Income before income taxes	7,045	32,722	17,669	(28,298)	29,138
Provision for (benefit from) income taxes	(6,408)	10,726	11,367	—	15,685

Net income attributable to continuing operations	13,453	21,996	6,302	(28,298)	13,453
Net income attributable to discontinued operations, net of tax	1,487	—	1,487	(1,487)	1,487

Net income	$14,940	$21,996	$7,789	$(29,785)	$14,940

Comprehensive income	$8,786	$14,465	$9,704	$(24,169)	$8,786

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2011

	RTI International Metals, Inc. (As Restated)	Guarantors (As Restated)	Non-Guarantors (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$347,963	$316,219	$(175,830)	$488,352
Cost of sales	—	296,066	277,193	$(175,830)	397,429
Selling, general, and administrative expenses	981	22,586	42,083	—	65,650
Research, technical, and product development expenses	—	3,232	160	—	3,392
Asset and asset-related charges (income)	—	—	(1,501)	—	(1,501)

Operating income (loss)	(981)	26,079	(1,716)	—	23,382
Other income (expense), net	(92)	(38)	186	—	56
Interest income (expense), net	(16,299)	1,797	(1,143)	—	(15,645)
Equity in earnings of subsidiaries	10,066	6,128	(1,055)	(15,139)	—

Income before income taxes	(7,306)	33,966	(3,728)	(15,139)	7,793
Provision for (benefit from) income taxes	(4,998)	10,257	4,842	—	10,101

Net income (loss) attributable to continuing operations	(2,308)	23,709	(8,570)	(15,139)	(2,308)
Net income attributable to discontinued operations, net of tax	2,258	—	2,258	(2,258)	2,258

Net income (loss)	$(50)	$23,709	$(6,312)	$(17,397)	$(50)

Comprehensive income (loss)	$(6,563)	$19,646	$(7,827)	$(11,819)	$(6,563)

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$312,202	$31,435	$—	$343,637
Receivables, net	786	57,397	69,847	(22,759)	105,271
Inventories, net	—	265,621	164,467	—	430,088
Costs in excess of billings	—	3,800	1,577	—	5,377
Deferred income taxes	31,656	—	376	—	32,032
Assets of discontinued operations	—	—	5,274	—	5,274
Other current assets	9,425	2,984	4,538	—	16,947

Total current assets	41,867	642,004	277,514	(22,759)	938,626
Property, plant, and equipment, net	2,328	292,033	77,979	—	372,340
Goodwill	—	79,705	37,873	—	117,578
Other intangible assets, net	—	31,184	22,570	—	53,754
Other noncurrent assets	11,025	7,184	5,038	—	23,247
Intercompany investments	1,240,671	26,623	5,721	(1,273,015)	—

Total assets	$1,295,891	$1,078,733	$426,695	$(1,295,774)	$1,505,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,948	$54,111	$45,739	$(22,759)	$79,039
Accrued wages and other employee costs	6,598	14,093	9,096	—	29,787
Unearned revenue	—	288	15,337	—	15,625
Liabilities of discontinued operations	—	—	458	—	458
Other accrued liabilities	6,800	5,101	10,673	—	22,574

Total current liabilities	15,346	73,593	81,303	(22,759)	147,483
Long-term debt	422,634	738	6,928	—	430,300
Intercompany debt	—	357,144	106,633	(463,777)	—
Liability for post-retirement benefits	—	43,447	—	—	43,447
Liability for pension benefits	5,943	7,685	159	—	13,787
Deferred income taxes	70,006	—	4,072	—	74,078
Unearned revenue	—	—	10,470	—	10,470
Other noncurrent liabilities	7,988	3,763	255	—	12,006

Total liabilities	521,917	486,370	209,820	(486,536)	731,571

Shareholders’ equity	773,974	592,363	216,875	(809,238)	773,974

Total liabilities and shareholders’ equity	$1,295,891	$1,078,733	$426,695	$(1,295,774)	$1,505,545

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	RTI International Metals, Inc. (As Restated)	Guarantors (As Restated)	Non-Guarantors (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$87,283	$9,907	$—	$97,190
Receivables, net	126	72,773	58,676	(27,221)	104,354
Inventories, net	—	220,290	155,151	—	375,441
Costs in excess of billings	—	1,565	2,260	—	3,825
Deferred income taxes	31,264	—	116	—	31,380
Assets of discontinued operations	—	—	25,168	—	25,168
Other current assets	5,410	2,072	3,788	—	11,270

Total current assets	36,800	383,983	255,066	(27,221)	648,628
Property, plant, and equipment, net	1,327	308,467	66,025	—	375,819
Goodwill	—	93,665	36,587	—	130,252
Other intangible assets, net	—	35,152	21,343	—	56,495
Other noncurrent assets	4,149	892	3,857	—	8,898
Intercompany investments	931,041	26,814	3,736	(961,591)	—

Total assets	$973,317	$848,973	$386,614	$(988,812)	$1,220,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$70,086	$46,693	$(27,221)	$90,735
Accrued wages and other employee costs	6,519	16,368	11,109	—	33,996
Unearned revenue	—	1,555	24,309	—	25,864
Liabilities of discontinued operations	—	—	3,431	—	3,431
Other accrued liabilities	3,277	9,197	10,044	—	22,518

Total current liabilities	10,973	97,206	95,586	(27,221)	176,544
Long-term debt	196,644	1,693	—	—	198,337
Intercompany debt	—	118,229	104,084	(222,313)	—
Liability for post-retirement benefits	—	45,066	—	—	45,066
Liability for pension benefits	6,419	14,133	159	—	20,711
Deferred income taxes	42,902	—	3,482	—	46,384
Unearned revenue	—	—	13,013	—	13,013
Other noncurrent liabilities	8,140	3,434	224	—	11,798

Total liabilities	265,078	279,761	216,548	(249,534)	511,853

Shareholders’ equity	708,239	569,212	170,066	(739,278)	708,239

Total liabilities and shareholders’ equity	$973,317	$848,973	$386,614	$(988,812)	$1,220,092

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$5,143	$8,944	$(1,919)	—	$12,168

Investing activities:
Capital expenditures	(1,192)	(21,947)	(9,235)	—	(32,374)
Investments in subsidiaries, net	(36,099)	—	—	36,099	—
Acquisitions, net of cash acquired	—	—	(16,214)	—	(16,214)
Divestitures	—	—	10,475	—	10,475
Proceeds from disposal of property, plant, and equipment	—	42	519	—	561
Short-term investments and marketable securities, net	—	(174)	—	—	(174)
Intercompany debt activity, net	(241,821)	—	—	241,821	—

Cash provided by (used in) investing activities	$(279,112)	$(22,079)	$(14,455)	$277,920	$(37,726)

Financing activities:
Proceeds from exercise of employee stock options	2,637	—	—	—	2,637
Excess tax benefits from stock-based compensation activity	552	—	—	—	552
Parent company investments, net of distributions	966	33	35,105	(36,104)	—
Borrowings on long-term debt	402,500	—	—	—	402,500
Repayments on long-term debt	(119,917)	(903)	—	—	(120,820)
Intercompany debt activity, net	—	238,924	2,892	(241,816)	—
Purchase of common stock held in treasury	(399)	—	—	—	(399)
Financing fees	(12,370)	—	—	—	(12,370)

Cash provided by (used in) financing activities	$273,969	$238,054	$37,997	$(277,920)	$272,100

Effect of exchange rate changes on cash and cash equivalents	—	—	(95)	—	(95)

Decrease in cash and cash equivalents	—	224,919	21,528	—	246,447
Cash and cash equivalents at beginning of period	—	87,283	9,907	—	97,190

Cash and cash equivalents at end of period	$—	$312,202	$31,435	$—	$343,637

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Cash provided by (used in) operating activities	$21,972	$2,957	$(16,863)	$—	$8,066

Investing activities:
Capital expenditures	(970)	(54,715)	(5,853)	—	(61,538)
Investments in subsidiaries, net	178,633	—	—	(178,633)	—
Acquisitions, net of cash acquired	(182,811)	—	—	—	(182,811)
Proceeds from disposal of property, plant, and equipment	—	—	10	—	10
Short-term investments and marketable securities, net	—	176,771	—	—	176,771
Intercompany debt activity, net (1)	(16,184)	—	—	16,184	—

Cash provided by (used in) investing activities	(21,332)	122,056	(5,843)	(162,449)	(67,568)
Financing activities:
Proceeds from exercise of employee stock options	729	—	—	—	729
Excess tax benefits from stock-based compensation activity	196	—	—	—	196
Parent company investments, net of distributions	—	(194,783)	16,150	178,633	—
Repayments on long-term debt	—	(758)	—	—	(758)
Intercompany debt activity, net (1)	—	13,540	2,644	(16,184)	—
Purchase of common stock held in treasury	(742)	—	—	—	(742)
Financing fees	(823)	—	—	—	(823)

Cash provided by (used in) financing activities	(640)	(182,001)	18,794	162,449	(1,398)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,248	—	1,248

Decrease in cash and cash equivalents	—	(56,988)	(2,664)	—	(59,652)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842

Cash and cash equivalents at end of period	$—	$87,283	$9,907	$—	$97,190

(1)	The Condensed Consolidating Statements of Cash Flows have been adjusted to reclassify intercompany debt activities between investing and financing, rather than entirely as financing activities as previously reported. These adjustments increased (decreased) cash flows from investing activities for the RTI International Metals, Inc. Parent Company and Eliminations by $(16,184) and $16,184 and increased (decreased) cash flows from financing activities for the RTI International Metals, Inc. Parent Company and Eliminations by $16,184 and $(16, 184), respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Cash provided by (used in) operating activities	$28,498	$21,099	$(34,762)	$—	$14,835

Investing activities:
Capital expenditures	—	(35,793)	(3,052)	—	(38,845)
Investments in subsidiaries, net	(35,812)	—	—	—	(35,812)
Acquisitions, net of cash acquired	33,831	1,735	(36,248)	682	—
Proceeds from disposal of property, plant, and equipment	—	—	20	—	20
Short-term investments and marketable securities, net	—	(160,409)	—	—	(160,409)
Intercompany debt activity, net (1)	(26,892)	—	—	26,892	—

Cash provided by (used in) investing activities	(28,873)	(194,467)	(39,280)	27,574	(235,046)
Financing activities:
Proceeds from exercise of employee stock options	367	—	—	—	367
Excess tax benefits from stock-based compensation activity	302	—	—	—	302
Parent company investments, net of distributions	—	(38,200)	38,882	(682)	—
Repayments on long-term debt	—	(20)	(5)	—	(25)
Intercompany debt activity, net (1)	—	5,230	21,662	(26,892)	—
Purchase of common stock held in treasury	(294)	—	—	—	(294)

Cash provided by (used in) financing activities	375	(32,990)	60,539	(27,574)	350
Effect of exchange rate changes on cash and cash equivalents	—	—	(248)	—	(248)

Decrease in cash and cash equivalents	—	(206,358)	(13,751)	—	(220,109)
Cash and cash equivalents at beginning of period	—	350,629	26,322	—	376,951

Cash and cash equivalents at end of period	$—	$144,271	$12,571	$—	$156,842

(1)	The Condensed Consolidating Statements of Cash Flows have been adjusted to reclassify intercompany debt activities between investing and financing, rather than entirely as financing activities as previously reported. These adjustments increased (decreased) cash flows from investing activities for the RTI International Metals, Inc. Parent Company and Eliminations by $(26,892) and $26,892 and increased (decreased) cash flows from financing activities for the RTI International Metals, Inc. Parent Company and Eliminations by $26,892 and $(26,892), respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 18—SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table sets forth selected quarterly financial data for 2013 and 2012, and was recast to reflect the classification of RTI Connecticut as a discontinued operation. It has been derived from the Company’s unaudited Condensed Consolidated Financial Statements, which have been restated for the recognition of a valuation allowance at our Canadian subsidiary as described in Note 2, as well as revisions related to revenue recognition errors related to certain long-term contracts as described in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, as filed with the SEC on November 12, 2013. Refer to the restatement tables following the selected quarterly financial information for details on these adjustments.

2013	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Restated)	4th Quarter
Net Sales	$189,202	$199,123	$194,936	$200,012
Gross profit	39,253	43,777	45,139	45,685
Operating income	13,647	20,481	21,879	6,008
Net income attributable to continuing operations	4,968	1,059	12,575	(2,945)
Earnings per share attributable to continuing operations
Basic	$0.16	$0.03	$0.41	$(0.10)
Diluted	$0.16	$0.03	$0.38	$(0.10)
Earnings per share attributable to discontinued operations
Basic	$—	$(0.01)	$(0.01)	$(0.03)
Diluted	$—	$(0.01)	$(0.01)	$(0.03)

2012	1st Quarter (As Restated)	2nd Quarter (As Restated)	3rd Quarter (As Restated)	4th Quarter (As Restated)
Net Sales	$151,272	$182,419	$180,666	$185,630
Gross profit	31,852	33,572	33,367	39,778
Operating income	10,421	10,118	9,322	17,556
Net income attributable to continuing operations	1,887	2,491	2,412	6,663
Earnings per share attributable to continuing operations
Basic	$0.06	$0.08	$0.08	$0.22
Diluted	$0.06	$0.08	$0.08	$0.22
Earnings per share attributable to discontinued operations
Basic	$0.02	$0.02	$0.01	$—
Diluted	$0.02	$0.02	$0.01	$—

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2013
	Previously Reported (1)	Revision Adjustment (2)	As Revised	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$191,900	$(662)	$191,238	$—	$191,238	$(2,036)	$189,202
Cost and expenses:
Cost of sales	151,986	(26)	151,960	—	151,960	(2,011)	149,949
Selling, general, and administrative expenses	24,908	—	24,908	—	24,908	(303)	24,605
Research, technical, and product development expenses	1,001	—	1,001	—	1,001	—	1,001

Operating income	14,005	(636)	13,369	—	13,369	278	13,647
Other income, net	559	—	559	—	559	—	559
Interest income	31	—	31	—	31	—	31
Interest expense	(4,796)	—	(4,796)	—	(4,796)	—	(4,796)

Income before income taxes	9,799	(636)	9,163	—	9,163	278	9,441
Provision for income taxes	2,982	(178)	2,804	1,625	4,429	44	4,473

Net income attributable to continuing operations	6,817	(458)	6,359	(1,625)	4,734	234	4,968
Net income (loss) attributable to discontinued operations, net of tax	151	—	151	—	151	(234)	(83)

Net income	$6,968	$(458)	$6,510	$(1,625)	$4,885	$—	$4,885

Earnings per share attributable to continuing operations:
Basic	$0.22	$(0.02)	$0.21	$(0.05)	$0.16	$0.01	$0.16
Diluted	$0.22	$(0.02)	$0.21	$(0.05)	$0.15	$0.01	$0.16

Earnings per share attributable to discontinued operations:
Basic	$—	$—	$—	$—	$—	$(0.01)	$—
Diluted	$—	$—	$—	$—	$—	$(0.01)	$—

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Statement of Operations in the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 as filed with the SEC on September 24, 2013.
(2):	Amounts presented as Revision Adjustment represent revisions for revenue recognition errors related to certain long-term projects as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2013
	Previously Reported (1)	Revision Adjustment (2)	As Revised	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$200,950	$(206)	$200,744	$—	$200,744	$(1,621)	$199,123
Cost and expenses:
Cost of sales	156,782	15	156,797	—	156,797	(1,451)	155,346
Selling, general, and administrative expenses	22,641	—	22,641	—	22,641	(327)	22,314
Research, technical, and product development expenses	982	—	982	—	982	—	982

Operating income	20,545	(221)	20,324	—	20,324	157	20,481
Other income, net	700	—	700	—	700	—	700
Interest income	50	—	50	—	50	—	50
Interest expense	(20,693)	—	(20,693)	—	(20,693)	—	(20,693)

Income before income taxes	602	(221)	381	—	381	157	538
Benefit from income taxes	(878)	(89)	(967)	371	(596)	75	(521)

Net income attributable to continuing operations	1,480	(132)	1,348	(371)	977	82	1,059
Net income (loss) attributable to discontinued operations, net of tax	(307)	—	(307)	—	(307)	(82)	(389)

Net income	$1,173	$(132)	$1,041	$(371)	$670	$—	$670

Earnings per share attributable to continuing operations:
Basic	$0.05	$—	$0.04	$(0.01)	$0.03	$—	$0.03
Diluted	$0.05	$—	$0.04	$(0.01)	$0.03	$—	$0.03

Loss per share attributable to discontinued operations:
Basic	$(0.01)	$—	$(0.01)	$—	$(0.01)	$—	$(0.01)
Diluted	$(0.01)	$—	$(0.01)	$—	$(0.01)	$—	$(0.01)

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed with the SEC on September 24, 2013.
(2):	Amounts presented as Revision Adjustment represent revisions for revenue recognition errors related to certain long-term projects as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2013
	Previously Reported (1)	Revision Adjustment (2)	As Revised	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$392,850	$(868)	$391,982	$—	$391,982	$(3,657)	$388,325
Cost and expenses:
Cost of sales	308,768	(11)	308,757	—	308,757	(3,462)	305,295
Selling, general, and administrative expenses	47,549	—	47,549	—	47,549	(630)	46,919
Research, technical, and product development expenses	1,983	—	1,983	—	1,983	—	1,983

Operating income	34,550	(857)	33,693	—	33,693	435	34,128
Other income, net	1,259	—	1,259	—	1,259	—	1,259
Interest income	81	—	81	—	81	—	81
Interest expense	(25,489)	—	(25,489)	—	(25,489)	—	(25,489)

Income before income taxes	10,401	(857)	9,544	—	9,544	435	9,979
Provision for income taxes	2,104	(267)	1,837	1,996	3,833	119	3,952

Net income attributable to continuing operations	8,297	(590)	7,707	(1,996)	5,711	316	6,027
Net income (loss) attributable to discontinued operations, net of tax	(156)	—	(156)	—	(156)	(316)	(472)

Net income	$8,141	$(590)	$7,551	$(1,996)	$5,555	$—	$5,555

Earnings per share attributable to continuing operations:
Basic	$0.27	$(0.02)	$0.25	$(0.07)	$0.19	$0.01	$0.20
Diluted	$0.27	$(0.02)	$0.25	$(0.07)	$0.19	$0.01	$0.20

Loss per share attributable to discontinued operations:
Basic	$(0.01)	$—	$(0.01)	$—	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$—	$(0.01)	$—	$(0.01)	$(0.01)	$(0.02)

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed with the SEC on September 24, 2013.
(2):	Amounts presented as Revision Adjustment represent revisions for revenue recognition errors related to certain long-term projects as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2013
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$196,532	$—	$196,532	$(1,596)	$194,936
Cost and expenses:
Cost of sales	151,435	—	151,435	(1,638)	149,797
Selling, general, and administrative expenses	22,491	—	22,491	(272)	22,219
Research, technical, and product development expenses	1,041	—	1,041	—	1,041

Operating income	21,565	—	21,565	314	21,879
Other income, net	(294)	—	(294)	—	(294)
Interest income	78	—	78	—	78
Interest expense	(7,387)	—	(7,387)	—	(7,387)

Income before income taxes	13,962	—	13,962	314	14,276
Provision for income taxes	1,670	(3)	1,667	34	1,701

Net income attributable to continuing operations	12,292	3	12,295	280	12,575
Net income (loss) attributable to discontinued operations, net of tax	—	—	—	(280)	(280)

Net income	$12,292	$3	$12,295	$—	$12,295

Earnings per share attributable to continuing operations:
Basic	$0.40	$—	$0.40	$0.01	$0.41
Diluted	$0.37	$—	$0.37	$0.01	$0.38

Loss per share attributable to discontinued operations:
Basic	$—	$—	$—	$(0.01)	$(0.01)
Diluted	$—	$—	$—	$(0.01)	$(0.01)

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2013
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$588,514	$—	$588,514	$(5,253)	$583,261
Cost and expenses:
Cost of sales	460,192	—	460,192	(5,100)	455,092
Selling, general, and administrative expenses	70,040	—	70,040	(902)	69,138
Research, technical, and product development expenses	3,024	—	3,024	—	3,024

Operating income	55,258	—	55,258	749	56,007
Other income, net	965	—	965	—	965
Interest income	159	—	159	—	159
Interest expense	(32,876)	—	(32,876)	—	(32,876)

Income before income taxes	23,506	—	23,506	749	24,255
Provision for income taxes	3,507	1,993	5,500	153	5,653

Net income attributable to continuing operations	19,999	(1,993)	18,006	596	18,602
Net income (loss) attributable to discontinued operations, net of tax	(156)	—	(156)	(596)	(752)

Net income	$19,843	$(1,993)	$17,850	$—	$17,850

Earnings per share attributable to continuing operations:
Basic	$0.66	$(0.07)	$0.59	$0.02	$0.61
Diluted	$0.65	$(0.07)	$0.59	$0.02	$0.61

Loss per share attributable to discontinued operations:
Basic	$(0.01)	$—	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$—	$(0.01)	$(0.02)	$(0.02)

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$154,070	$—	$154,070	$(2,798)	151,272
Cost and expenses:
Cost of sales	121,563	—	121,563	(2,143)	119,420
Selling, general, and administrative expenses	20,833	—	20,833	(467)	20,366
Research, technical, and product development expenses	1,065	—	1,065	—	1,065

Operating income	10,609	—	10,609	(188)	10,421
Other income, net	(268)	—	(268)	—	(268)
Interest income	82	—	82	—	82
Interest expense	(4,278)	—	(4,278)	—	(4,278)

Income before income taxes	6,145	—	6,145	(188)	5,957
Provision for income taxes	2,087	2,061	4,148	(78)	4,070

Net income attributable to continuing operations	4,058	(2,061)	1,997	(110)	1,887
Net income attributable to discontinued operations, net of tax	571	—	571	110	681

Net income	$4,629	$(2,061)	$2,568	$—	2,568

Earnings per share attributable to continuing operations:
Basic	$0.13	$(0.07)	$0.07	$—	0.06
Diluted	$0.13	$(0.07)	$0.07	$—	0.06

Earnings per share attributable to discontinued operations:
Basic	$0.02	$—	$0.02	$—	0.02
Diluted	$0.02	$—	$0.02	$—	0.02

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$184,462	$—	$184,462	$(2,043)	$182,419
Cost and expenses:
Cost of sales	150,443	—	150,443	(1,596)	148,847
Selling, general, and administrative expenses	22,678	—	22,678	(328)	22,350
Research, technical, and product development expenses	1,104	—	1,104	—	1,104

Operating income	10,237	—	10,237	(119)	10,118
Other income, net	570	—	570	—	570
Interest income	33	—	33	—	33
Interest expense	(4,209)	—	(4,209)	—	(4,209)

Income before income taxes	6,631	—	6,631	(119)	6,512
Provision for income taxes	2,538	1,521	4,059	(38)	4,021

Net income attributable to continuing operations	4,093	(1,521)	2,572	(81)	2,491
Net income (loss) attributable to discontinued operations, net of tax	453	—	453	81	534

Net income	$4,546	$(1,521)	$3,025	$—	$3,025

Earnings per share attributable to continuing operations:
Basic	$0.14	$(0.05)	$0.08	$—	$0.08
Diluted	$0.13	$(0.05)	$0.08	$—	$0.08

Earnings per share attributable to discontinued operations:
Basic	$0.01	$—	$0.01	$—	$0.02
Diluted	$0.01	$—	$0.01	$—	$0.02

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$338,532	$—	$338,532	$(4,841)	$333,691
Cost and expenses:
Cost of sales	272,006	—	272,006	(3,739)	268,267
Selling, general, and administrative expenses	43,511	—	43,511	(795)	42,716
Research, technical, and product development expenses	2,169	—	2,169	—	2,169

Operating income	20,846	—	20,846	(307)	20,539
Other income, net	302	—	302	—	302
Interest income	115	—	115	—	115
Interest expense	(8,487)	—	(8,487)	—	(8,487)

Income before income taxes	12,776	—	12,776	(307)	12,469
Provision for income taxes	4,625	3,582	8,207	(116)	8,091

Net income attributable to continuing operations	8,151	(3,582)	4,569	(191)	4,378
Net income (loss) attributable to discontinued operations, net of tax	1,024	—	1,024	191	1,215

Net income	$9,175	$(3,582)	$5,593	$—	$5,593

Earnings per share attributable to continuing operations:
Basic	$0.27	$(0.12)	$0.15	$(0.01)	$0.14
Diluted	$0.27	$(0.12)	$0.15	$(0.01)	$0.14

Earnings per share attributable to discontinued operations:
Basic	$0.03	$—	$0.03	$0.01	$0.04
Diluted	$0.03	$—	$0.03	$0.01	$0.04

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$182,545	$—	$182,545	$(1,879)	$180,666
Cost and expenses:
Cost of sales	148,895	—	148,895	(1,596)	147,299
Selling, general, and administrative expenses	21,725	—	21,725	(309)	21,416
Research, technical, and product development expenses	1,012	—	1,012	—	1,012
Asset and asset-related charges	1,617	—	1,617	—	1,617

Operating income	9,296	—	9,296	26	9,322
Other income, net	16	—	16	—	16
Interest income	18	—	18	—	18
Interest expense	(4,708)	—	(4,708)	—	(4,708)

Income before income taxes	4,622	—	4,622	26	4,648
Provision for income taxes	1,423	813	2,236	—	2,236

Net income attributable to continuing operations	3,199	(813)	2,386	26	2,412
Net income attributable to discontinued operations, net of tax	389	—	389	(26)	363

Net income	$3,588	$(813)	$2,775	$—	$2,775

Earnings per share attributable to continuing operations:
Basic	$0.11	$(0.03)	$0.08	$—	$0.08
Diluted	$0.11	$(0.03)	$0.08	$—	$0.08

Earnings per share attributable to discontinued operations:
Basic	$0.01	$—	$0.01	$—	$0.01
Diluted	$0.01	$—	$0.01	$—	$0.01

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
Net sales	$521,077	$—	$521,077	$(6,720)	$514,357
Cost and expenses:
Cost of sales	420,901	—	420,901	(5,335)	415,566
Selling, general, and administrative expenses	65,236	—	65,236	(1,104)	64,132
Research, technical, and product development expenses	3,181	—	3,181	—	3,181
Asset and asset-related charges	1,617	—	1,617	—	1,617

Operating income	30,142	—	30,142	(281)	29,861
Other income, net	318	—	318	—	318
Interest income	133	—	133	—	133
Interest expense	(13,195)	—	(13,195)	—	(13,195)

Income before income taxes	17,398	—	17,398	(281)	17,117
Provision for income taxes	6,048	4,395	10,443	(116)	10,327

Net income attributable to continuing operations	11,350	(4,395)	6,955	(165)	6,790
Net income attributable to discontinued operations, net of tax	1,413	—	1,413	165	1,578

Net income	$12,763	$(4,395)	$8,368	$—	$8,368

Earnings per share attributable to continuing operations:
Basic	$0.37	$(0.15)	$0.23	$(0.01)	$0.22
Diluted	$0.37	$(0.15)	$0.23	$(0.01)	$0.22

Earnings per share attributable to discontinued operations:
Basic	$0.05	$—	$0.05	$0.01	$0.05
Diluted	$0.05	$—	$0.05	$0.01	$0.05

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2013
	Previously Reported (1)	Revision Adjustment (2)	As Revised	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$58,015	$—	$58,015	$—	$58,015	$—	$58,015
Receivables, less allowance for doubtful accounts of $712	114,075	—	114,075	—	114,075	(812)	113,263
Inventories, net	413,233	(3,952)	409,281	—	409,281	(7,948)	401,333
Costs in excess of billings	3,418	426	3,844	—	3,844	—	3,844
Deferred income taxes	30,184	926	31,110	—	31,110	—	31,110
Assets of discontinued operations	14,971	—	14,971	—	14,971	8,948	23,919
Other current assets	11,749	—	11,749	—	11,749	—	11,749

Total current assets	645,645	(2,600)	643,045	—	643,045	188	643,233
Property, plant, and equipment, net	371,299	—	371,299	—	371,299	(123)	371,176
Goodwill	135,341	(5,260)	130,081	—	130,081	(65)	130,016
Other intangible assets, net	55,228	—	55,228	—	55,228	—	55,228
Deferred income taxes	29,624	—	29,624	(29,624)	—	—	—
Other noncurrent assets	8,067	—	8,067	—	8,067	—	8,067

Total assets	$1,245,204	$(7,860)	$1,237,344	$(29,624)	$1,207,720	$—	$1,207,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,587	$—	$79,587	$—	$79,587	$(342)	$79,245
Accrued wages and other employee costs	21,826	—	21,826	—	21,826	(97)	21,729
Unearned revenues	23,840	(1,357)	22,483	—	22,483	—	22,483
Liabilities of discontinued operations	2,821	—	2,821	—	2,821	448	3,269
Other accrued liabilities	25,379	—	25,379	462	25,841	(9)	25,832

Total current liabilities	153,453	(1,357)	152,096	462	152,558	—	152,558
Long-term debt	200,663	—	200,663	—	200,663	—	200,663
Liability for post-retirement benefits	43,729	—	43,729	—	43,729	—	43,729
Liability for pension benefits	15,229	—	15,229	—	15,229	—	15,229
Deferred income taxes	51,400	(5,068)	46,332	4,232	50,564	—	50,564
Unearned revenues	12,792	—	12,792	—	12,792	—	12,792
Other noncurrent liabilities	12,129	—	12,129	—	12,129	—	12,129

Total liabilities	489,395	(6,425)	482,970	4,694	487,664	—	487,664
Commitments and Contingencies Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,300,737 shares issued; 30,498,948 shares outstanding	313	—	313	—	313	—	313
Additional paid-in capital	487,512	—	487,512	—	487,512	—	487,512
Treasury stock, at cost; 801,789 shares	(18,798)	—	(18,798)	—	(18,798)	—	(18,798)
Accumulated other comprehensive loss	(40,710)	—	(40,710)	321	(40,389)	—	(40,389)
Retained earnings	327,492	(1,435)	326,057	(34,639)	291,418	—	291,418

Total shareholders’ equity	755,809	(1,435)	754,374	(34,318)	720,056	—	720,056

Total liabilities and shareholders’ equity	$1,245,204	$(7,860)	$1,237,344	$(29,624)	$1,207,720	$—	$1,207,720

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Balance Sheet in the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 as filed with the SEC on September 24, 2013. The previously reported balances of inventory and cost in excess of billings have been adjusted by $(1,739) and $1,739 to correct the prior presentation.
(2):	Amounts presented as Revision Adjustment represent revisions related to revenue recognition errors related to certain long-term projects, as well as adjustments to goodwill and deferred taxes related to the acquisition of Remmele in 2012, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2013
	Previously Reported (1)	Revision Adjustment (2)	As Revised	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$231,433	$—	$231,433	$—	$231,433	$—	$231,433
Short-term investments	128,205	—	128,205	—	128,205	—	128,205
Receivables, less allowance for doubtful accounts of $637	106,880	—	106,880	—	106,880	(593)	106,287
Inventories, net	420,793	(4,265)	416,528	—	416,528	(7,301)	409,227
Costs in excess of billings	1,455	1,305	2,760	—	2,760	—	2,760
Deferred income taxes	30,675	1,015	31,690	—	31,690	—	31,690
Assets of discontinued operations	—	—	—	—	—	8,076	8,076
Other current assets	21,990	—	21,990	(22)	21,968	—	21,968

Total current assets	941,431	(1,945)	939,486	(22)	939,464	182	939,646
Property, plant, and equipment, net	368,363	—	368,363	—	368,363	(117)	368,246
Goodwill	134,823	(5,260)	129,563	—	129,563	(65)	129,498
Other intangible assets, net	53,826	—	53,826	—	53,826	—	53,826
Deferred income taxes	29,615	—	29,615	(29,615)	—	—	—
Other noncurrent assets	13,681	—	13,681	—	13,681	—	13,681

Total assets	$1,541,739	$(7,205)	$1,534,534	$(29,637)	$1,504,897	$—	$1,504,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,796	$—	$70,796	$—	$70,796	$(341)	$70,455
Accrued wages and employee costs	26,355	—	26,355	—	26,355	(101)	26,254
Unearned revenues	49,885	(570)	49,315	—	49,315	—	49,315
Liabilities of discontinued operations	—	—	—	—	—	501	501
Other accrued liabilities	19,852	—	19,852	—	19,852	(59)	19,793

Total current liabilities	166,888	(570)	166,318	—	166,318	—	166,318
Long-term debt	415,220	—	415,220	—	415,220	—	415,220
Liability for post-retirement benefits	43,944	—	43,944	—	43,944	—	43,944
Liability for pension benefits	14,923	—	14,923	—	14,923	—	14,923
Deferred income taxes	81,190	(5,068)	76,122	3,868	79,990	—	79,990
Unearned revenues	12,496	—	12,496	—	12,496	—	12,496
Other noncurrent liabilities	12,307	—	12,307	—	12,307	—	12,307

Total liabilities	746,968	(5,638)	741,330	3,868	745,198	—	745,198
Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,339,200 shares issued; 30,537,411 shares outstanding	313	—	313	—	313	—	313
Additional paid-in capital	528,541	—	528,541	—	528,541	—	528,541
Treasury stock, at cost; 801,789 shares	(18,798)	—	(18,798)	—	(18,798)	—	(18,798)
Accumulated other comprehensive loss	(43,950)	—	(43,950)	1,505	(42,445)	—	(42,445)
Retained earnings	328,665	(1,567)	327,098	(35,010)	292,088	—	292,088

Total shareholders’ equity	794,771	(1,567)	793,204	(33,505)	759,699	—	759,699

Total liabilities and shareholders’ equity	$1,541,739	$(7,205)	$1,534,534	$(29,637)	$1,504,897	$—	$1,504,897

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Balance Sheet in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed with the SEC on September 24, 2013. The previously reported balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(359), $544, and $185 to correct the prior presentation.
(2):	Amounts presented as Revision Adjustment represent revisions related to revenue recognition errors related to certain long-term projects, as well as adjustments to goodwill and deferred taxes related to the acquisition of Remmele in 2012, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2013
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$315,021	$—	$315,021	$—	$315,021
Short-term investments	45,187	—	45,187	—	45,187
Receivables, less allowance for doubtful accounts of $698	118,827	—	118,827	(704)	118,123
Inventories, net	419,158	—	419,158	(6,702)	412,456
Costs in excess of billings	4,667	—	4,667	—	4,667
Deferred income taxes	31,406	—	31,406	—	31,406
Assets of discontinued operations	—	—	—	7,582	7,582
Other current assets	23,041	(133)	22,908	—	22,908

Total current assets	957,307	(133)	957,174	176	957,350
Property, plant, and equipment, net	367,849	—	367,849	(111)	367,738
Goodwill	129,838	—	129,838	(65)	129,773
Other intangible assets, net	53,042	—	53,042	—	53,042
Deferred income taxes	29,435	(29,435)	—	—	—
Other noncurrent assets	14,910	—	14,910	—	14,910

Total assets	$1,552,381	$(29,568)	$1,522,813	$—	$1,522,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,039	$—	$75,039	$(347)	$74,692
Accrued wages and other employee costs	29,801	—	29,801	(104)	29,697
Unearned revenues	38,467	—	38,467	—	38,467
Liabilities of discontinued operations	—	—	—	471	471
Other accrued liabilities	26,037	—	26,037	(20)	26,017

Total current liabilities	169,344	—	169,344	—	169,344
Long-term debt	419,249	—	419,249	—	419,249
Liability for post-retirement benefits	44,112	—	44,112	—	44,112
Liability for pension benefits	10,297	—	10,297	—	10,297
Deferred income taxes	73,882	4,630	78,512	—	78,512
Unearned revenues	12,033	—	12,033	—	12,033
Other noncurrent liabilities	12,134	—	12,134	—	12,134

Total liabilities	741,051	4,630	745,681	—	745,681
Commitments and Contingencies Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,360,663 shares issued; 30,554,253 shares outstanding	314	—	314	—	314
Additional paid-in capital	530,415	—	530,415	—	530,415
Treasury stock, at cost; 806,410 shares	(18,798)	—	(18,798)	—	(18,798)
Accumulated other comprehensive loss	(39,991)	809	(39,182)	—	(39,182)
Retained earnings	339,390	(35,007)	304,383	—	304,383

Total shareholders’ equity	811,330	(34,198)	777,132	—	777,132

Total liabilities and shareholders’ equity	$1,552,381	$(29,568)	$1,522,813	$—	$1,522,813

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Balance Sheet in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013. The previously reported balances of inventory and cost in excess of billings have been adjusted by $(1,242) and $1,242 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$117,872	$—	$117,872	$—	$117,872
Receivables, less allowance for doubtful accounts of $934	103,163	—	103,163	(1,526)	101,637
Inventories, net	306,031	—	306,031	(8,972)	297,059
Costs in excess of billings	1,607	—	1,607	—	1,607
Deferred income taxes	20,475	—	20,475	—	20,475
Assets of discontinued operations	18,598	—	18,598	10,983	29,581
Other current assets	11,269	—	11,269	—	11,269

Total current assets	579,015	—	579,015	485	579,500
Property, plant, and equipment, net	361,464	—	361,464	(127)	361,337
Goodwill	133,595	—	133,595	(358)	133,237
Other intangible assets, net	59,527	—	59,527	—	59,527
Deferred income taxes	29,111	(29,111)	—	—	—
Other noncurrent assets	8,476	—	8,476	—	8,476

Total assets	$1,171,188	$(29,111)	$1,142,077	$—	$1,142,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,837	—	$64,837	$(1,512)	$63,325
Accrued wages and other employee costs	19,690	—	19,690	(112)	19,578
Unearned revenues	36,589	—	36,589	—	36,589
Liabilities of discontinued operations	3,879	—	3,879	1,709	5,588
Other accrued liabilities	21,768	203	21,971	(85)	21,886

Total current liabilities	146,763	203	146,966	—	146,966
Long-term debt	191,189	—	191,189	—	191,189
Liability for post-retirement benefits	41,806	—	41,806	—	41,806
Liability for pension benefits	15,097	—	15,097	—	15,097
Deferred income taxes	33,141	753	33,894	—	33,894
Unearned revenues	3,504	—	3,504	—	3,504
Other noncurrent liabilities	8,895	—	8,895	—	8,895

Total liabilities	440,395	956	441,351	—	441,351
Commitments and Contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,066,254 shares issued; 30,286,870 shares outstanding	311	—	311	—	311
Additional paid-in capital	480,653	—	480,653	—	480,653
Treasury stock, at cost; 779,375 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(35,808)	(192)	(36,000)	—	(36,000)
Retained earnings	304,036	(29,875)	274,161	—	274,161

Total shareholders’ equity	730,793	(30,067)	700,726	—	700,726

Total liabilities and shareholders’ equity	$1,171,188	$(29,111)	$1,142,077	$—	$1,142,077

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013. The previously reported balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(1,596), $1,602, and $6 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$99,525	$—	$99,525	$—	$99,525
Receivables, less allowance for doubtful accounts of $965	103,757	—	103,757	(1,196)	102,561
Inventories, net	325,334	—	325,334	(8,861)	316,473
Costs in excess of billings	2,515	—	2,515	—	2,515
Deferred income taxes	20,775	—	20,775	—	20,775
Assets of discontinued operations	17,633	—	17,633	10,532	28,165
Other current assets	13,269	—	13,269	—	13,269

Total current assets	582,808	—	582,808	475	583,283
Property, plant, and equipment, net	365,735	—	365,735	(117)	365,618
Goodwill	133,570	—	133,570	(358)	133,212
Other intangible assets, net	58,251	—	58,251	—	58,251
Deferred income taxes	29,239	(29,239)	—	—	—
Other noncurrent assets	8,792	—	8,792	—	8,792

Total assets	$1,178,395	$(29,239)	$1,149,156	$—	$1,149,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,084	$—	$61,084	$(433)	$60,651
Accrued wages and other employee costs	24,871	—	24,871	(119)	24,752
Unearned revenue	36,866	—	36,866	—	36,866
Liabilities of discontinued operations	3,494	—	3,494	593	4,087
Other accrued liabilities	21,680	237	21,917	(41)	21,876

Total current liabilities	147,995	237	148,232	—	148,232
Long-term debt	193,727	—	193,727	—	193,727
Liability for post-retirement benefits	42,000	—	42,000	—	42,000
Liability for pension benefits	13,402	—	13,402	—	13,402
Deferred income taxes	33,749	1,480	35,229	—	35,229
Unearned revenue	3,385	—	3,385	—	3,385
Other noncurrent liabilities	8,969	—	8,969	—	8,969

Total liabilities	443,227	1,717	444,944	—	444,944
Commitments and Contingencies
Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,097,449 shares issued; 30,314,874 shares outstanding	311	—	311	—	311
Additional paid-in capital	481,855	—	481,855	—	481,855
Treasury stock, at cost; 782,575 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(37,181)	440	(36,741)	—	(36,741)
Retained earnings	308,582	(31,396)	277,186	—	277,186

Total shareholders’ equity	735,168	(30,956)	704,212	—	704,212

Total liabilities and shareholders’ equity	$1,178,395	$(29,239)	$1,149,156	$—	$1,149,156

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013. The previously reported balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(1,835), $1,857, and $22 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected	Discontinued Operations	Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$73,389	$—	$73,389	$—	$73,389
Short-term investments	3,998	—	3,998	—	3,998
Receivables, less allowance for doubtful accounts of $909	114,248	—	114,248	(919)	113,329
Inventories, net	351,654	—	351,654	(8,972)	342,682
Costs in excess of billings	3,495	—	3,495	—	3,495
Deferred income taxes	22,059	—	22,059	—	22,059
Assets of discontinued operations	16,799	—	16,799	10,359	27,158
Other current assets	11,160	—	11,160	—	11,160

Total current assets	596,802	—	596,802	468	597,270
Property, plant, and equipment, net	367,768	—	367,768	(110)	367,658
Goodwill	131,606	—	131,606	(358)	131,248
Other intangible assets, net	57,664	—	57,664	—	57,664
Deferred income taxes	32,197	(32,197)	—	—	—
Other noncurrent assets	8,353	—	8,353	—	8,353

Total assets	$1,194,390	$(32,197)	$1,162,193	$—	$1,162,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,166	$—	$67,166	$(854)	$66,312
Accrued wages and other employee costs	29,445	—	29,445	(138)	29,307
Unearned revenue	34,692	—	34,692	—	34,692
Liabilities of discontinued operations	3,198	—	3,198	992	4,190
Other accrued liabilities	27,458	96	27,554	—	27,554

Total current liabilities	161,959	96	162,055	—	162,055
Long-term debt	196,079	—	196,079	—	196,079
Liability for post-retirement benefits	42,220	—	42,220	—	42,220
Liability for pension benefits	2,555	—	2,555	—	2,555
Deferred income taxes	33,663	589	34,252	—	34,252
Unearned revenue	3,240	—	3,240	—	3,240
Other noncurrent liabilities	8,908	—	8,908	—	8,908

Total liabilities	448,624	685	449,309	—	449,309
Commitments and Contingencies
Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,106,934 shares issued; 30,324,359 shares outstanding	311	—	311	—	311
Additional paid-in capital	483,156	—	483,156	—	483,156
Treasury stock, at cost; 782,575 shares	(18,399)	—	(18,399)	—	(18,399)
Accumulated other comprehensive loss	(31,472)	(672)	(32,144)	—	(32,144)
Retained earnings	312,170	(32,210)	279,960	—	279,960

Total shareholders’ equity	745,766	(32,882)	712,884	—	712,884

Total liabilities and shareholders’ equity	$1,194,390	$(32,197)	$1,162,193	$—	$1,162,193

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013. The previously reported balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(1,175), $1,344, and $169 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	March 31, 2013
	Previously Reported (1)	Revision Adjustment (2)	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$6,968	$(458)	$(1,625)	$4,885
Adjustment for non-cash items included in net income:
Depreciation and amortization	11,000	—	—	11,000
Asset and asset-related charges (income)	—	—	—	—
Goodwill impairments	484	—	—	484
Deferred income taxes	3,350	(178)	1,625	4,797
Stock-based compensation	1,708	—	—	1,708
Excess tax benefits from stock-based compensation activity	(236)	—	—	(236)
(Gain) loss on sale of property, plant and equipment	—	—	—	—
Amortization of discount on long-term debt	2,562	—	—	2,562
Amortization of deferred financing costs	325	—	—	325
Other	(41)	—	—	(41)

Changes in assets and liabilities:
Receivables	(9,994)	—	—	(9,994)
Inventories	(26,091)	111	—	(25,980)
Accounts payable	(6,583)	—	—	(6,583)
Income taxes payable	416	—	—	416
Unearned revenue	(5,194)	532	—	(4,662)
Cost in excess of billings	(12)	(7)	—	(19)
Liability for pension benefits	—	—	—	—
Other current assets and liabilities	(10,520)	—	104	(10,416)
Other assets and liabilities	1,135	—	(104)	1,031

Cash provided by (used in) operating activities	(30,723)	—	—	(30,723)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	—	—	—	—
Maturity/sale of investments	—	—	—	—
Capital expenditures	(9,160)	—	—	(9,160)
Purchase of investments	—	—	—	—
Proceeds from disposal of property, plant, and equipment	—	—	—	—

Cash provided by (used in) investing activities	(9,160)	—	—	(9,160)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,239	—	—	1,239
Excess tax benefits from stock-based compensation activity	236	—	—	236
Purchase of common stock held in treasury	(399)	—	—	(399)
Repayments on long-term debt	(220)	—	—	(220)

Cash provided by (used in) financing activities	856	—	—	856

Effect of exchange rate changes on cash and cash equivalents	(148)	—	—	(148)

Decrease in cash and cash equivalents	(39,175)	—	—	(39,175)
Cash and cash equivalents at beginning of period	97,190	—	—	97,190

Cash and cash equivalents at end of period	$58,015	$—	$—	$58,015

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Statement of Cash Flows in the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 as filed with the SEC on September 24, 2013. The previously reported changes in inventory, cost in excess of billings, and deferred revenue have been adjusted by $1,040, $(174), and $(866) to correct the prior presentation.
(2):	Amounts presented as Revision Adjustment represent revisions related to revenue recognition errors related to certain long-term projects, as well as adjustments to goodwill and deferred taxes related to the acquisition of Remmele in 2012, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	June 30, 2013
	Previously Reported (1)	Revision Adjustment (2)	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$8,141	$(590)	$(1,996)	$5,555
Adjustment for non-cash items included in net income:
Depreciation and amortization	21,753	—	—	21,753
Goodwill impairments	484	—	—	484
Deferred income taxes	1,810	(267)	1,996	3,539
Stock-based compensation	3,126	—	—	3,126
Excess tax benefits from stock-based compensation activity	(376)	—	—	(376)
Amortization of discount on long-term debt	6,569	—	—	6,569
Amortization of deferred financing costs	753	—	—	753
Deferred financing cost writedown	1,498	—	—	1,498
Other	(102)	—	—	(102)

Changes in assets and liabilities:
Receivables	(3,054)	—	—	(3,054)
Inventories	(34,979)	424	—	(34,555)
Accounts payable	(12,900)	—	—	(12,900)
Income taxes payable	(8,356)	—	—	(8,356)
Unearned revenue	22,033	1,319	—	23,352
Cost in excess of billings	1,951	(886)	—	1,065
Other current assets and liabilities	(11,185)	—	104	(11,081)
Other assets and liabilities	3,453	—	(104)	3,349

Cash provided by (used in) operating activities	619	—	—	619

INVESTING ACTIVITIES:
Divestitures	10,475	—	—	10,475
Capital expenditures	(19,665)	—	—	(19,665)
Purchase of investments	(128,291)	—	—	(128,291)

Cash provided by (used in) investing activities	(137,481)	—	—	(137,481)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,489	—	—	1,489
Excess tax benefits from stock-based compensation activity	376	—	—	376
Purchase of common stock held in treasury	(399)	—	—	(399)
Borrowings on long-term debt	402,500	—	—	402,500
Repayments on long-term debt	(120,362)	—	—	(120,362)
Financing fees	(12,370)	—	—	(12,370)

Cash provided by (used in) financing activities	271,234	—	—	271,234

Effect of exchange rate changes on cash and cash equivalents	(129)	—	—	(129)

Decrease in cash and cash equivalents	134,243	—	—	134,243
Cash and cash equivalents at beginning of period	97,190	—	—	97,190

Cash and cash equivalents at end of period	$231,433	$—	$—	$231,433

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Statement of Cash Flows in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed with the SEC on September 24, 2013. The previously reported changes in inventory, cost in excess of billings, and deferred revenue have been adjusted by $(340), $1,021, and $(681) to correct the prior presentation.
(2):	Amounts presented as Revision Adjustment represent revisions related to revenue recognition errors related to certain long-term projects, as well as adjustments to goodwill and deferred taxes related to the acquisition of Remmele in 2012, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	September 30, 2013
	Previously Reported (1)	Restatement Adjustment	Currently Reported
OPERATING ACTIVITIES:
Net income	$19,843	$(1,993)	$17,850
Adjustment for non-cash items included in net income:
Depreciation and amortization	32,469	—	32,469
Goodwill impairments	484	—	484
Deferred income taxes	349	1,993	2,342
Stock-based compensation	4,543	—	4,543
Excess tax benefits from stock-based compensation activity	(405)	—	(405)
Amortization of discount on long-term debt	10,592	—	10,592
Deferred financing cost writedown	1,498	—	1,498
Other	1,115	—	1,115

Changes in assets and liabilities:
Receivables	(14,169)	—	(14,169)
Inventories	(35,851)	—	(35,851)
Accounts payable	(11,866)	—	(11,866)
Income taxes payable	(11,566)	—	(11,566)
Unearned revenue	12,636	—	12,636
Cost in excess of billings	(842)	—	(842)
Other current assets and liabilities	(2,493)	104	(2,389)
Other assets and liabilities	3	(104)	(101)

Cash provided by (used in) operating activities	6,340	—	6,340

INVESTING ACTIVITIES:
Divestitures	10,475	—	10,475
Maturity/sale of investments	82,957	—	82,957
Capital expenditures	(26,357)	—	(26,357)
Purchase of investments	(128,324)	—	(128,324)

Cash provided by (used in) investing activities	(61,249)	—	(61,249)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	1,960	—	1,960
Excess tax benefits from stock-based compensation activity	405	—	405
Purchase of common stock held in treasury	(399)	—	(399)
Borrowings on long-term debt	402,500	—	402,500
Repayments on long-term debt	(120,590)	—	(120,590)
Financing fees	(12,370)	—	(12,370)

Cash provided by (used in) financing activities	271,506	—	271,506

Effect of exchange rate changes on cash and cash equivalents	1,234	—	1,234

Decrease in cash and cash equivalents	217,831	—	217,831
Cash and cash equivalents at beginning of period	97,190	—	97,190

Cash and cash equivalents at end of period	$315,021	$—	$315,021

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidated Statement of Cash Flows in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013. The previously reported changes in inventory, cost in excess of billings, and deferred revenue have been adjusted by $543, $323, and $(866) to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	March 31, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected
OPERATING ACTIVITIES:
Net income	$4,629	$(2,061)	$2,568
Adjustment for non-cash items included in net income:
Depreciation and amortization	8,734	—	8,734
Deferred income taxes	(2,436)	2,061	(375)
Stock-based compensation	1,378	—	1,378
Excess tax benefits from stock-based compensation activity	(61)	—	(61)
Amortization of discount on long-term debt	2,352	—	2,352
Other	(68)	—	(68)

Changes in assets and liabilities:
Receivables	4,750	—	4,750
Inventories	(29,743)	—	(29,743)
Accounts payable	5,504	—	5,504
Income taxes payable	1,659	—	1,659
Unearned revenue	5,630	—	5,630
Cost in excess of billings	2,677	—	2,677
Other current assets and liabilities	(14,648)	—	(14,648)
Other assets and liabilities	(3,316)	—	(3,316)

Cash provided by (used in) operating activities	(12,959)	—	(12,959)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	(185,633)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(17,128)	—	(17,128)
Purchase of investments	(38)	—	(38)

Cash provided by (used in) investing activities	(25,990)	—	(25,990)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	120	—	120
Excess tax benefits from stock-based compensation activity	61	—	61
Purchase of common stock held in treasury	(742)	—	(742)
Borrowings on long-term debt	(97)	—	(97)

Cash provided by (used in) financing activities	(658)	—	(658)

Effect of exchange rate changes on cash and cash equivalents	637	—	637

Decrease in cash and cash equivalents	(38,970)	—	(38,970)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$117,872	$—	$117,872

(1):  Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013. The previously reported changes in inventory, cost in excess of billings, and deferred revenue have been adjusted by $(2,288), $2,282, and $6 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	June 30, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected
OPERATING ACTIVITIES:
Net income	$9,175	$(3,582)	$5,593
Adjustment for non-cash items included in net income:
Depreciation and amortization	18,957	—	18,957
Deferred income taxes	(2,909)	3,582	673
Stock-based compensation	2,518	—	2,518
Excess tax benefits from stock-based compensation activity	(66)	—	(66)
(Gain) loss on sale of property, plant and equipment	(74)	—	(74)
Amortization of discount on long-term debt	4,738	—	4,738
Other	758	—	758

Changes in assets and liabilities:
Receivables	2,904	—	2,904
Inventories	(49,871)	—	(49,871)
Accounts payable	4,172	—	4,172
Income taxes payable	5,117	—	5,117
Unearned revenue	5,917	—	5,917
Cost in excess of billings	1,769	—	1,769
Other current assets and liabilities	(13,425)	—	(13,425)
Other assets and liabilities	(3,889)	—	(3,889)

Cash provided by (used in) operating activities	(14,209)	—	(14,209)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(185,633)	—	(185,633)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(34,901)	—	(34,901)
Purchase of investments	(38)	—	(38)

Cash provided by (used in) investing activities	(43,763)	—	(43,763)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	211	—	211
Excess tax benefits from stock-based compensation activity	66	—	66
Purchase of common stock held in treasury	(742)	—	(742)
Repayments on long-term debt	(298)	—	(298)

Cash provided by (used in) financing activities	(763)	—	(763)
Effect of exchange rate changes on cash and cash equivalents	1,418	—	1,418

Decrease in cash and cash equivalents	(57,317)	—	(57,317)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$99,525	$—	$99,525

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013. The previously reported changes in inventory, cost in excess of billings, and deferred revenue have been adjusted by $(2,049), $2,027, and $22 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

	September 30, 2012
	Previously Reported (1)	Restatement Adjustment	As Corrected
OPERATING ACTIVITIES:
Net income	$12,763	$(4,395)	$8,368
Adjustment for non-cash items included in net income:
Depreciation and amortization	29,405	—	29,405
Asset and asset-related charges (income)	1,617	—	1,617
Deferred income taxes	(4,717)	4,395	(322)
Stock-based compensation	3,658	—	3,658
Excess tax benefits from stock-based compensation activity	(100)	—	(100)
Amortization of discount on long-term debt	7,192	—	7,192
Other	1,498	—	1,498

Changes in assets and liabilities:
Receivables	(11,799)	—	(11,799)
Inventories	(74,061)	—	(74,061)
Accounts payable	10,424	—	10,424
Income taxes payable	8,893	—	8,893
Unearned revenue	9,076	—	9,076
Cost in excess of billings	789	—	789
Other current assets and liabilities	(7,181)	—	(7,181)
Other assets and liabilities	(12,907)	—	(12,907)

Cash provided by (used in) operating activities	(25,450)	—	(25,450)

INVESTING ACTIVITIES:
Acquisitions, net of cash required	(182,811)	—	(182,811)
Maturity/sale of investments	176,809	—	176,809
Capital expenditures	(47,879)	—	(47,879)
Purchase of investments	(4,037)	—	(4,037)

Cash provided by (used in) investing activities	(57,918)	—	(57,918)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	335	—	335
Excess tax benefits from stock-based compensation activity	100	—	100
Deferred financing costs	(823)	—	(823)
Purchase of common stock held in treasury	(742)	—	(742)
Repayments on long-term debt	(543)	—	(543)

Cash provided by (used in) financing activities	(1,673)	—	(1,673)
Effect of exchange rate changes on cash and cash equivalents	1,588	—	1,588

Decrease in cash and cash equivalents	(83,453)	—	(83,453)
Cash and cash equivalents at beginning of period	156,842	—	156,842

Cash and cash equivalents at end of period	$73,389	$—	$73,389

(1):	Previously reported balances represent the amounts presented as “Currently Reported” in the Note 2 to the Company’s Second Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2012 as filed with the SEC on November 12, 2013. The previously reported changes in inventory, cost in excess of billings, and deferred revenue have been adjusted by $(2,709), $2,540, and $169 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following presents the restated Condensed Consolidating Statements of Operations and Condensed Consolidating Balance Sheets of RTI International Metals, Inc., the Company’s Guarantor Subsidiaries, and the Company’s Non-Guarantor Subsidiaries as of and for the periods presented below. The restatement adjustments primarily impact the provision for income tax, deferred tax assets, and all related subtotals. As Restated amounts also include adjustments for the presentation of RTI Connecticut as a discontinued operation, which is reflected in the Non-Guarantors columns. The restatement adjustments only affected net income (loss) and deferred income taxes on the Condensed Consolidating Statements of Cash Flows, and as such they have not been presented given the condensed presentation. The previously reported values represent the corrected balances reported in the Second Amendment to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2012, as filed on November 12, 2013, unless otherwise noted.

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
Net sales	$—	$—	$136,173	$136,173	$106,162	$103,464	$(50,435)	$(50,435)	$191,900	$189,202
Cost of sales	—	—	113,470	113,470	88,951	86,914	(50,435)	$(50,435)	151,986	149,949
Selling, general, and administrative expenses	1,213	1,213	11,708	11,708	11,987	11,684	—	—	24,908	24,605
Research, technical, and product development expenses	—	—	1,001	1,001	—	—	—	—	1,001	1,001

Operating income (loss)	(1,213)	(1,213)	9,994	9,994	5,224	4,866	—	—	14,005	13,647
Other income (expense), net	4,277	4,277	(2,384)	(2,384)	(1,334)	(1,334)	—	—	559	559
Interest income (expense), net	(4,417)	(4,417)	29	29	(377)	(377)	—	—	(4,765)	(4,765)
Equity in earnings of subsidiaries	7,175	5,646	(373)	(373)	106	106	(6,908)	(5,379)	—	—

Income before income taxes	5,822	4,293	7,266	7,266	3,619	3,261	(6,908)	(5,379)	9,799	9,441
Provision for (benefit from) income taxes	(995)	(675)	2,775	2,775	1,202	2,373	—	—	2,982	4,473

Net income attributable to continuing operations	6,817	4,968	4,491	4,491	2,417	888	(6,908)	(5,379)	6,817	4,968
Net income (loss) attributable to discontinued operations, net of tax	151	(83)	—	—	151	(83)	(151)	83	151	(83)

Net income	$6,968	$4,885	$4,491	$4,491	$2,568	$805	$(7,059)	$(5,296)	$6,968	$4,885

Comprehensive income	$10,980	$9,500	$10,665	$10,665	$(244)	$(1,404)	$(10,421)	$(9,261)	$10,980	$9,500

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Statement of Operations in the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 as filed with the SEC on September 24, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months June 30, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
Net sales	$—	$—	$136,778	$136,778	$121,444	$119,617	$(57,272)	$(57,272)	$200,950	$199,123
Cost of sales	—	—	108,580	108,580	105,474	104,038	(57,272)	$(57,272)	156,782	155,346
Selling, general, and administrative expenses	491	491	11,034	11,034	11,116	10,789	—	—	22,641	22,314
Research, technical, and product development expenses	—	—	982	982	—	—	—	—	982	982

Operating income (loss)	(491)	(491)	16,182	16,182	4,854	4,790	—	—	20,545	20,481
Other income (expense), net	(4,167)	(4,167)	1,104	1,104	3,763	3,763	—	—	700	700
Interest income
(expense), net	(5,605)	(5,605)	(8,668)	(8,668)	(6,370)	(6,370)	—	—	(20,643)	(20,643)
Equity in earnings of subsidiaries	8,220	7,364	263	263	847	847	(9,330)	(8,474)	—	—

Income (loss) before income taxes	(2,043)	(2,899)	8,881	8,881	3,094	3,030	(9,330)	(8,474)	602	538
Provision for (benefit from) income taxes	(3,523)	(3,958)	2,101	2,101	544	1,336	—	—	(878)	(521)

Net income attributable to continuing operations	1,480	1,059	6,780	6,780	2,550	1,694	(9,330)	(8,474)	1,480	1,059
Net loss attributable to discontinued operations, net of tax	(307)	(389)	—	—	(307)	(389)	307	389	(307)	(389)

Net income	$1,173	$670	$6,780	$6,780	$2,243	$1,305	$(9,023)	$(8,085)	$1,173	$670

Comprehensive income (loss)	$(2,067)	$(1,386)	$7,862	$7,862	$(2,224)	$(1,978)	$(5,638)	$(5,884)	$(2,067)	$(1,386)

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed with the SEC on September 24, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
Net sales	$—	$—	$272,951	$272,951	$227,606	$223,081	$(107,707)	$(107,707)	$392,850	$388,325
Cost of sales	—	—	222,050	222,050	194,425	190,952	(107,707)	(107,707)	308,768	305,295
Selling, general, and administrative expenses	1,704	1,704	22,742	22,742	23,103	22,473	—	—	47,549	46,919
Research, technical, and product development expenses	—	—	1,983	1,983	—	—	—	—	1,983	1,983

Operating income (loss)	(1,704)	(1,704)	26,176	26,176	10,078	9,656	—	—	34,550	34,128
Other income (expense), net	110	110	(1,280)	(1,280)	2,429	2,429	—	—	1,259	1,259
Interest income (expense), net	(10,022)	(10,022)	(8,639)	(8,639)	(6,747)	(6,747)	—	—	(25,408)	(25,408)
Equity in earnings of subsidiaries	15,395	13,010	(110)	(110)	953	953	(16,238)	(13,853)	—	—

Income before income taxes	3,779	1,394	16,147	16,147	6,713	6,291	(16,238)	(13,853)	10,401	9,979
Provision for (benefit from) income taxes	(4,518)	(4,633)	4,876	4,876	1,746	3,709	—	—	2,104	3,952

Net income attributable to continuing operations	8,297	6,027	11,271	11,271	4,967	2,582	(16,238)	(13,853)	8,297	6,027
Net loss attributable to discontinued operations, net of tax	(156)	(472)	—	—	(156)	(472)	156	472	(156)	(472)

Net income	$8,141	$5,555	$11,271	$11,271	$4,811	$2,110	$(16,082)	$(13,381)	$8,141	$5,555

Comprehensive income	$8,913	$8,114	$18,528	$18,528	$(2,470)	$(3,384)	$(16,058)	$(15,144)	$8,913	$8,114

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed with the SEC on September 24, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
Net sales	$—	$—	$128,285	$128,285	$116,754	$115,158	$(48,507)	$(48,507)	$196,532	$194,936
Cost of sales	—	—	103,808	103,808	96,134	94,496	(48,507)	$(48,507)	151,435	149,797
Selling, general, and administrative expenses	712	712	10,808	10,808	10,971	10,699	—	—	22,491	22,219
Research, technical, and product development expenses	—	—	1,037	1,037	4	4	—	—	1,041	1,041

Operating income (loss)	(712)	(712)	12,632	12,632	9,645	9,959	—	—	21,565	21,879
Other income (expense), net	4,120	4,120	(2,520)	(2,520)	(1,894)	(1,894)	—	—	(294)	(294)
Interest income (expense), net	(5,488)	(5,488)	(1,571)	(1,571)	(250)	(250)	—	—	(7,309)	(7,309)
Equity in earnings of subsidiaries	11,876	12,268	(439)	(439)	532	532	(11,969)	(12,361)	—	—

Income before income taxes	9,796	10,188	8,102	8,102	8,033	8,347	(11,969)	(12,361)	13,962	14,276
Provision for (benefit from) income taxes	(2,496)	(2,387)	2,665	2,665	1,501	1,423	—	—	1,670	1,701

Net income attributable to continuing operations	12,292	12,575	5,437	5,437	6,532	6,924	(11,969)	(12,361)	12,292	12,575
Net loss attributable to discontinued operations, net of tax	—	(280)	—	—	—	(280)	—	280	—	(280)

Net income	$12,292	$12,295	$5,437	$5,437	$6,532	$6,644	$(11,969)	$(12,081)	$12,292	$12,295

Comprehensive income	$16,251	$15,558	$6,561	$6,561	$9,224	$8,640	$(15,785)	$(15,201)	$16,251	$15,558

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
Net sales	$—	$—	$401,236	$401,236	$343,492	$338,239	$(156,214)	$(156,214)	$588,514	$583,261
Cost of sales	—	—	325,858	325,858	290,548	285,448	(156,214)	$(156,214)	460,192	455,092
Selling, general, and administrative expenses	2,416	2,416	33,550	33,550	34,074	33,172	—	—	70,040	69,138
Research, technical, and product development expenses	—	—	3,020	3,020	4	4	—	—	3,024	3,024

Operating income (loss)	(2,416)	(2,416)	38,808	38,808	18,866	19,615	—	—	55,258	56,007
Other income (expense), net	4,230	4,230	(3,800)	(3,800)	535	535	—	—	965	965
Interest income (expense), net	(15,510)	(15,510)	(10,210)	(10,210)	(6,997)	(6,997)	—	—	(32,717)	(32,717)
Equity in earnings of subsidiaries	26,681	25,277	(549)	(549)	1,485	1,485	(27,617)	(26,213)	—	—

Income before income taxes	12,985	11,581	24,249	24,249	13,889	14,638	(27,617)	(26,213)	23,506	24,255
Provision for (benefit from) income taxes	(7,014)	(7,021)	7,541	7,541	2,980	5,133	—	—	3,507	5,653

Net income attributable to continuing operations	19,999	18,602	16,708	16,708	10,909	9,505	(27,617)	(26,213)	19,999	18,602
Net loss attributable to discontinued operations, net of tax	(156)	(752)	—	—	(156)	(752)	156	752	(156)	(752)

Net income	$19,843	$17,850	$16,708	$16,708	$10,753	$8,753	$(27,461)	$(25,461)	$19,843	$17,850

Comprehensive income	$24,574	$23,672	$25,089	$25,089	$6,164	$5,255	$(31,253)	$(30,344)	$24,574	$23,672

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net sales	$—	$—	$116,796	$116,796	$95,385	$92,587	$(58,111)	$(58,111)	$154,070	$151,272
Cost of sales	—	—	96,311	96,311	83,363	81,220	(58,111)	(58,111)	121,563	119,420
Selling, general, and administrative expenses	(102)	(102)	9,013	9,013	11,922	11,455	—	—	20,833	20,366
Research, technical, and product development expenses	95	95	930	930	40	40	—	—	1,065	1,065

Operating income (loss)	7	7	10,542	10,542	60	(128)	—	—	10,609	10,421
Other income (expense), net	(13)	(13)	280	280	(535)	(535)	—	—	(268)	(268)
Interest income (expense), net	(4,014)	(4,014)	138	138	(320)	(320)	—	—	(4,196)	(4,196)
Equity in earnings of subsidiaries	7,022	5,054	1,444	1,444	1,203	1,203	(9,669)	(7,701)	—	—

Income before income taxes	3,002	1,034	12,404	12,404	408	220	(9,669)	(7,701)	6,145	5,957
Provision for (benefit from) income taxes	(1,056)	(853)	3,030	3,030	113	1,893	—	—	2,087	4,070

Net income attributable to continuing operations	4,058	1,887	9,374	9,374	295	(1,673)	(9,669)	(7,701)	4,058	1,887
Net income attributable to discontinued operations, net of tax	571	681	—	—	571	681	(571)	(681)	571	681

Net income	$4,629	$2,568	$9,374	$9,374	$866	$(992)	$(10,240)	$(8,382)	$4,629	$2,568

Comprehensive income	$8,032	$5,418	$10,433	$10,433	$3,058	$647	$(13,491)	$(11,080)	$8,032	$5,418

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net sales	$—	$—	$148,017	$148,017	$92,640	$90,597	$(56,195)	$(56,195)	$184,462	$182,419
Cost of sales	—	—	127,484	127,484	79,154	77,558	(56,195)	(56,195)	150,443	148,847
Selling, general, and administrative expenses	(933)	(933)	14,635	14,635	8,976	8,648	—	—	22,678	22,350
Research, technical, and product development expenses	—	—	1,208	1,208	(104)	(104)	—	—	1,104	1,104

Operating income (loss)	933	933	4,690	4,690	4,614	4,495	—	—	10,237	10,118
Other income (expense), net	(32)	(32)	—	—	602	602	—	—	570	570
Interest income (expense), net	(3,903)	(3,903)	(15)	(15)	(258)	(258)	—	—	(4,176)	(4,176)
Equity in earnings of subsidiaries	4,258	2,690	2,512	2,512	413	413	(7,183)	(5,615)	—	—

Income (loss) before income taxes	1,256	(312)	7,187	7,187	5,371	5,252	(7,183)	(5,615)	6,631	6,512
Provision for (benefit from) income taxes	(2,837)	(2,803)	2,926	2,926	2,449	3,898	—	—	2,538	4,021

Net income attributable to continuing operations	4,093	2,491	4,261	4,261	2,922	1,354	(7,183)	(5,615)	4,093	2,491
Net income attributable to discontinued operations, net of tax	453	534	—	—	453	534	(453)	(534)	453	534

Net income	$4,546	$3,025	$4,261	$4,261	$3,375	$1,888	$(7,636)	$(6,149)	$4,546	$3,025

Comprehensive income	$3,173	$2,284	$5,312	$5,312	$798	$(57)	$(6,110)	$(5,255)	$3,173	$2,284

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net sales	$—	$—	$247,734	$247,734	$205,104	$200,263	$(114,306)	$(114,306)	$338,532	$333,691
Cost of sales	—	—	209,233	209,233	177,079	$173,340	(114,306)	(114,306)	272,006	268,267
Selling, general, and administrative expenses	(1,035)	(1,035)	21,324	21,324	23,222	$22,427	—	—	43,511	42,716
Research, technical, and product development expenses	95	95	2,024	2,024	50	$50	—	—	2,169	2,169

Operating income (loss)	940	940	15,153	15,153	4,753	4,446	—	—	20,846	20,539
Other income (expense), net	(45)	(45)	281	281	66	66	—	—	302	302
Interest income (expense), net	(7,917)	(7,917)	159	159	(614)	(614)	—	—	(8,372)	(8,372)
Equity in earnings of subsidiaries	11,280	7,743	3,956	3,956	1,616	1,616	(16,852)	(13,315)	—	—

Income before income taxes	4,258	721	19,549	19,549	5,821	5,514	(16,852)	(13,315)	12,776	12,469
Provision for (benefit from) income taxes	(3,893)	(3,657)	5,968	5,968	2,550	5,780	—	—	4,625	8,091

Net income attributable to continuing operations	8,151	4,378	13,581	13,581	3,271	(266)	(16,852)	(13,315)	8,151	4,378
Net income attributable to discontinued operations, net of tax	1,024	1,215	—	—	1,024	1,215	(1,024)	(1,215)	1,024	1,215

Net income	$9,175	$5,593	$13,581	$13,581	$4,295	$949	$(17,876)	$(14,530)	$9,175	$5,593

Comprehensive income	$11,205	$7,702	$15,691	$15,691	$3,910	$643	$(19,601)	$(16,334)	$11,205	$7,702

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net sales	$—	$—	$131,132	$131,132	$103,618	$101,739	$(52,205)	$(52,205)	$182,545	$180,666
Cost of sales	—	—	114,706	114,706	86,394	84,798	(52,205)	$(52,205)	148,895	147,299
Selling, general, and administrative expenses	(1,442)	(1,442)	12,048	12,048	11,119	10,810	—	—	21,725	21,416
Research, technical, and product development expenses	—	—	1,000	1,000	12	12	—	—	1,012	1,012
Asset and asset-related charges	—	—	1,617	1,617	—	—	—	—	1,617	1,617

Operating income (loss)	1,442	1,442	1,761	1,761	6,093	6,119	—	—	9,296	9,322
Other income (expense), net	(3)	(3)	20	20	(1)	(1)	—	—	16	16
Interest income (expense), net	(4,358)	(4,358)	36	36	(368)	(368)	—	—	(4,690)	(4,690)
Equity in earnings of subsidiaries	5,034	4,106	1,231	1,231	374	374	(6,639)	(5,711)	—	—

Income before income taxes	2,115	1,187	3,048	3,048	6,098	6,124	(6,639)	(5,711)	4,622	4,648
Provision for (benefit from) income taxes	(1,084)	(1,225)	705	705	1,802	2,756	—	—	1,423	2,236

Net income attributable to continuing operations	3,199	2,412	2,343	2,343	4,296	3,368	(6,639)	(5,711)	3,199	2,412
Net income attributable to discontinued operations, net of tax	389	363	—	—	389	363	(389)	(363)	389	363

Net income	$3,588	$2,775	$2,343	$2,343	$4,685	$3,731	$(7,028)	$(6,074)	$3,588	$2,775

Comprehensive income	$9,297	$7,372	$3,394	$3,394	$9,193	$7,127	$(12,587)	$(10,521)	$9,297	$7,372

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net sales	$—	$—	$378,866	$378,866	$308,722	$302,002	$(166,511)	$(166,511)	$521,077	$514,357
Cost of sales	—	—	323,939	323,939	263,473	$258,138	(166,511)	$(166,511)	420,901	415,566
Selling, general, and administrative expenses	(2,477)	(2,477)	33,372	33,372	34,341	33,237	—	—	65,236	64,132
Research, technical, and product development expenses	95	95	3,024	3,024	62	62	—	—	3,181	3,181
Asset and asset-related charges	—	—	1,617	1,617	—	—	—	—	1,617	1,617

Operating income (loss)	2,382	2,382	16,914	16,914	10,846	10,565	—	—	30,142	29,861
Other income (expense), net	(48)	(48)	301	301	65	65	—	—	318	318
Interest income (expense), net	(12,275)	(12,275)	195	195	(982)	(982)	—	—	(13,062)	(13,062)
Equity in earnings of subsidiaries	16,314	11,849	5,185	5,185	1,990	1,990	(23,489)	(19,024)	—	—

Income before income taxes	6,373	1,908	22,595	22,595	11,919	11,638	(23,489)	(19,024)	17,398	17,117
Provision for (benefit from) income taxes	(4,977)	(4,882)	6,673	6,673	4,352	8,536	—	—	6,048	10,327

Net income attributable to continuing operations	11,350	6,790	15,922	15,922	7,567	3,102	(23,489)	(19,024)	11,350	6,790
Net income attributable to discontinued operations, net of tax	1,413	1,578	—	—	1,413	1,578	(1,413)	(1,578)	1,413	1,578

Net income	$12,763	$8,368	$15,922	$15,922	$8,980	$4,680	$(24,902)	$(20,602)	$12,763	$8,368

Comprehensive income	$20,502	$15,074	$19,083	$19,083	$13,103	$7,770	$(32,186)	$(26,853)	$20,502	$15,074

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

March 31, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$50,601	$50,601	$7,414	$7,414	$—	$—	$58,015	$58,015
Receivables, net	1,049	1,049	76,104	76,104	63,454	62,642	(26,532)	(26,532)	114,075	113,263
Inventories, net	—	—	237,340	237,340	175,893	163,993	—	—	413,233	401,333
Costs in excess of billings	—	—	1,739	1,739	1,679	2,105	—	—	3,418	3,844
Deferred income taxes	30,068	30,994	—	—	116	116	—	—	30,184	31,110
Assets of discontinued operations	—	—	—	—	14,971	23,919	—	—	14,971	23,919
Other current assets	5,355	5,355	2,483	2,483	3,911	3,911	—	—	11,749	11,749

Total current assets	36,472	37,398	368,267	368,267	267,438	264,100	(26,532)	(26,532)	645,645	643,233
Property, plant, and equipment, net	1,464	1,464	303,604	303,604	66,231	66,108	—	—	371,299	371,176
Goodwill	—	—	98,925	93,665	36,416	36,351	—	—	135,341	130,016
Other intangible assets, net	—	—	34,511	34,511	20,717	20,717	—	—	55,228	55,228
Deferred income taxes	—	—	—	—	33,856	—	(4,232)	—	29,624	—
Other noncurrent assets	3,792	3,792	201	201	4,074	4,074	—	—	8,067	8,067
Intercompany investments	993,293	952,158	26,441	26,441	5,130	5,130	(1,024,864)	(983,729)	—	—

Total assets	$1,035,021	$994,812	$831,949	$826,689	$433,862	$396,480	$(1,055,628)	$(1,010,261)	$1,245,204	$1,207,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,355	$1,355	$57,013	$57,013	$47,751	$47,409	$(26,532)	$(26,532)	$79,587	$79,245
Accrued wages and other employee costs	3,487	3,487	12,091	12,091	6,248	6,151	—	—	21,826	21,729
Unearned revenue	—	—	1,237	1,237	22,603	21,246	—	—	23,840	22,483
Liabilities of discontinued operations	—	—	—	—	2,821	3,269	—	—	2,821	3,269
Other accrued liabilities	8,194	8,806	7,156	7,156	10,029	9,870	—	—	25,379	25,832

Total current liabilities	13,036	13,648	77,497	77,497	89,452	87,945	(26,532)	(26,532)	153,453	152,558
Long-term debt	199,206	199,206	1,457	1,457	—	—	—	—	200,663	200,663
Intercompany debt	—	—	109,444	109,444	119,403	119,403	(228,847)	(228,847)	—	—
Liability for post-retirement benefits	—	—	43,729	43,729	—	—	—	—	43,729	43,729
Liability for pension benefits	6,678	6,678	8,392	8,392	159	159	—	—	15,229	15,229
Deferred income taxes	52,150	47,082	—	—	3,482	3,482	(4,232)	—	51,400	50,564
Unearned revenue	—	—	—	—	12,792	12,792	—	—	12,792	12,792
Other noncurrent liabilities	8,142	8,142	3,785	3,785	202	202	—	—	12,129	12,129

Total liabilities	279,212	274,756	244,304	244,304	225,490	223,983	(259,611)	(255,379)	489,395	487,664

Total shareholders’ equity	755,809	720,056	587,645	582,385	208,372	172,497	(796,017)	(754,882)	755,809	720,056

Total liabilities and shareholders’ equity	$1,035,021	$994,812	$831,949	$826,689	$433,862	$396,480	$(1,055,628)	$(1,010,261)	$1,245,204	$1,207,720

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Balance Sheet in the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 as filed with the SEC on September 24, 2013. The previously reported Guarantor Subsidiary and Consolidated balances of inventory and cost in excess of billings have been adjusted by $(1,739) and $1,739 to correct the prior presentation. The previously reported balances of current deferred income tax assets, non-current deferred income tax assets, intercompany investments, other accrued liabilities, non-current deferred income taxes and shareholders’ equity, were adjusted by $3,590, $-, $(6,790), $(685), $(2,515), and $- for the Parent; by $(2,437), $(28,939), $-, $-, $(26,657) and $(4,719) for the Guarantor Subsidiaries; by $(1,153), $(174), $-, $685, $59, and $(2,071) for the Non-Guarantor Subsidiaries; and by $-, $29,113, $6,790, $-, $29,113, and $6,790 for the Eliminations, to correct the presentation of deferred income tax balances.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

June 30, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$225,802	$225,802	$5,631	$5,631	$—	$—	$231,433	$231,433
Short term investments	—	—	128,205	128,205	—	—	—	—	128,205	128,205
Receivables, net	725	725	66,951	66,951	62,847	62,254	(23,643)	(23,643)	106,880	106,287
Inventories, net	—	—	240,396	240,396	180,397	168,831	—	—	420,793	409,227
Costs in excess of billings	—	—	544	544	911	2,216	—	—	1,455	2,760
Deferred income taxes	30,559	31,574	—	—	116	116	—	—	30,675	31,690
Assets of discontinued operations	—	—	—	—	—	8,076	—	—	—	8,076
Other current assets	15,080	14,902	2,040	2,040	4,870	5,026	—	—	21,990	21,968

Total current assets	46,364	47,201	663,938	663,938	254,772	252,150	(23,643)	(23,643)	941,431	939,646
Property, plant, and equipment, net	1,769	1,769	301,157	301,157	65,437	65,320	—	—	368,363	368,246
Goodwill	—	—	98,925	93,665	35,898	35,833	—	—	134,823	129,498
Other intangible assets, net	—	—	33,869	33,869	19,957	19,957	—	—	53,826	53,826
Deferred income taxes	—	—	—	—	33,483	—	(3,868)	—	29,615	—
Other noncurrent assets	9,598	9,598	201	201	3,882	3,882	—	—	13,681	13,681
Intercompany investments	1,259,553	1,218,576	26,704	26,704	4,689	4,689	(1,290,946)	(1,249,969)	—	—

Total assets	$1,317,284	$1,277,144	$1,124,794	$1,119,534	$418,118	$381,831	$(1,318,457)	$(1,273,612)	$1,541,739	$1,504,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,080	$2,080	$48,293	$48,293	$44,066	$43,725	$(23,643)	$(23,643)	$70,796	$70,455
Accrued wages and other employee costs	4,989	4,989	13,406	13,406	7,960	7,859	—	—	26,355	26,254
Unearned revenue	—	—	185	185	49,700	49,130	—	—	49,885	49,315
Liabilities of discontinued operations	—	—	—	—	—	501	—	—	—	501
Other accrued liabilities	4,955	4,955	6,961	6,961	7,936	7,877	—	—	19,852	19,793

Total current liabilities	12,024	12,024	68,845	68,845	109,662	109,092	(23,643)	(23,643)	166,888	166,318
Long-term debt	414,004	414,004	1,216	1,216	—	—	—	—	415,220	415,220
Intercompany debt	—	—	403,142	403,142	86,039	86,039	(489,181)	(489,181)	—	—
Liability for post-retirement benefits	—	—	43,944	43,944	—	—	—	—	43,944	43,944
Liability for pension benefits	6,767	6,767	7,997	7,997	159	159	—	—	14,923	14,923
Deferred income taxes	81,576	76,508	—	—	3,482	3,482	(3,868)	—	81,190	79,990
Unearned revenue	—	—	—	—	12,496	12,496	—	—	12,496	12,496
Other noncurrent liabilities	8,142	8,142	3,950	3,950	215	215	—	—	12,307	12,307

Total liabilities	522,513	517,445	529,094	529,094	212,053	211,483	(516,692)	(512,824)	746,968	745,198

Total shareholders’ equity	794,771	759,699	595,700	590,440	206,065	170,348	(801,765)	(760,788)	794,771	759,699

Total liabilities and shareholders’ equity	$1,317,284	$1,277,144	$1,124,794	$1,119,534	$418,118	$381,831	$(1,318,457)	$(1,273,612)	$1,541,739	$1,504,897

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Balance Sheet in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed with the SEC on September 24, 2013. The previously reported Guarantor Subsidiary and Consolidated balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(359), $544, and $185 to correct the prior presentation. The previously reported balances of current deferred income tax assets, non-current deferred income tax assets, intercompany investments, other accrued liabilities, non-current deferred income taxes, and shareholders’ equity, were adjusted by $4,081, $-, $(6,671), $(685), $(1,905), and $- for the Parent; by $(2,437), $(28,271), $-, $-, $(26,646), and $(4,062) for the Guarantor Subsidiaries; by $(1,644), $(169), $-, $685, $111, and $(2,609) for the Non-Guarantor Subsidiaries; and by $-, $28,440, $6,671, $-, $28,440, and $6,671 for the Eliminations, to correct the presentation of deferred income tax balances.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

September 30, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$263,561	$263,561	$51,460	$51,460	$—	$—	$315,021	$315,021
Short term investments	—	—	45,187	45,187	—	—	—	—	45,187	45,187
Receivables, net	716	716	64,790	64,790	76,167	75,463	(22,846)	(22,846)	118,827	118,123
Inventories, net	—	—	251,257	251,257	167,901	161,199	—	—	419,158	412,456
Costs in excess of billings	—	—	1,242	1,242	3,425	3,425	—	—	4,667	4,667
Deferred income taxes	31,290	31,290	—	—	116	116	—	—	31,406	31,406
Assets of discontinued operations	—	—	—	—	—	7,582	—	—	—	7,582
Other current assets	16,361	16,075	1,676	1,676	5,004	5,157		—	23,041	22,908

Total current assets	48,367	48,081	627,713	627,713	304,073	304,402	(22,846)	(22,846)	957,307	957,350
Property, plant, and equipment, net	2,124	2,124	297,308	297,308	68,417	68,306	—	—	367,849	367,738
Goodwill	—	—	93,665	93,665	36,173	36,108	—	—	129,838	129,773
Other intangible assets, net	—	—	33,226	33,226	19,816	19,816	—	—	53,042	53,042
Deferred income taxes	—	—	—	—	34,065	—	(4,630)	—	29,435	—
Other noncurrent assets	10,982	10,982	201	201	3,727	3,727	—	—	14,910	14,910
Intercompany investments	1,274,085	1,240,173	26,265	26,265	5,221	5,221	(1,305,571)	(1,271,659)	—	—

Total assets	$1,335,558	$1,301,360	$1,078,378	$1,078,378	$471,492	$437,580	$(1,333,047)	$(1,294,505)	$1,552,381	$1,522,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,256	$1,256	$55,171	$55,171	$41,458	$41,111	$(22,846)	$(22,846)	$75,039	$74,692
Accrued wages and other employee costs	5,763	5,763	15,594	15,594	8,444	8,340	—	—	29,801	29,697
Unearned revenue	—	—	—	—	38,467	38,467	—	—	38,467	38,467
Liabilities of discontinued operations	—	—	—	—	—	471	—	—	—	471
Other accrued liabilities	8,911	8,911	8,054	8,054	9,072	9,052	—	—	26,037	26,017

Total current liabilities	15,930	15,930	78,819	78,819	97,441	97,441	(22,846)	(22,846)	169,344	169,344
Long-term debt	418,269	418,269	980	980	—	—	—	—	419,249	419,249
Intercompany debt	—	—	350,821	350,821	111,758	111,758	(462,579)	(462,579)	—	—
Liability for post-retirement benefits	—	—	44,112	44,112	—	—	—	—	44,112	44,112
Liability for pension benefits	6,856	6,856	3,281	3,281	160	160	—	—	10,297	10,297
Deferred income taxes	75,030	75,030	—	—	3,482	3,482	(4,630)	—	73,882	78,512
Unearned revenue	—	—	—	—	12,033	12,033	—	—	12,033	12,033
Other noncurrent liabilities	8,143	8,143	3,753	3,753	238	238	—	—	12,134	12,134

Total liabilities	524,228	524,228	481,766	481,766	225,112	225,112	(490,055)	(485,425)	741,051	745,681

Total shareholders’ equity	811,330	777,132	596,612	596,612	246,380	212,468	(842,992)	(809,080)	811,330	777,132

Total liabilities and shareholders’ equity	$1,335,558	$1,301,360	$1,078,378	$1,078,378	$471,492	$437,580	$(1,333,047)	$(1,294,505)	$1,552,381	$1,522,813

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Balance Sheet in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013. The previously reported Guarantor Subsidiary and Consolidated balances of inventory and cost in excess of billings have been adjusted by $(1,242) and $1,242 to correct the prior presentation. The previously reported balances of current deferred income tax assets, non-current deferred income tax assets, intercompany investments, other accrued liabilities, non-current deferred income taxes and shareholders’ equity, were adjusted by $4,812, $—, $(11,850), $(685), $(6,353), and $- for the Parent; by $(2,629), $(27,604), $-, $-, $(21,587), and $(8,646) for the Guarantor Subsidiaries; by $(2,183), $(174), $-, $685, $162, and, $(3,204) for the Non-Guarantor Subsidiaries; and by $-, $27,778, $11,850, $-, $27,778, and $11,850 for the Eliminations, to correct the presentation of deferred income tax balances.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

March 31, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)(2)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (2)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$109,419	$109,419	$8,453	$8,453	$—	$—	$117,872	$117,872
Receivables, net	209	209	77,874	77,874	64,298	62,772	(39,218)	(39,218)	103,163	101,637
Inventories, net	—	—	166,538	166,538	139,493	130,521	—	—	306,031	297,059
Costs in excess of billings	—	—	1,602	1,602	5	5	—	—	1,607	1,607
Deferred income taxes	20,475	20,475	—	—	—	—	—	—	20,475	20,475
Assets of discontinued operations	—	—	—	—	18,598	29,581	—	—	18,598	29,581
Other current assets	5,737	5,340	4,496	4,496	2,963	3,360	(1,927)	(1,927)	11,269	11,269

Total current assets	26,421	26,024	359,929	359,929	233,810	234,692	(41,145)	(41,145)	579,015	579,500
Property, plant, and equipment, net	634	634	296,407	296,407	64,423	64,296	—	—	361,464	361,337
Goodwill	—	—	96,942	96,942	36,653	36,295	—	—	133,595	133,237
Other intangible assets, net	—	—	37,079	37,079	22,448	22,448	—	—	59,527	59,527
Deferred income taxes	—	—	—	—	29,864	—	(753)	—	29,111	—
Other noncurrent assets	4,329	4,329	201	201	3,946	3,946	—	—	8,476	8,476
Intercompany investments	940,478	911,011	22,840	22,840	2,621	2,621	(965,939)	(936,472)	—	—

Total assets	$971,862	$941,998	$813,398	$813,398	$393,765	$364,298	$(1,007,837)	$(977,617)	$1,171,188	$1,142,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$1,111	$48,077	$48,077	$54,862	$53,350	$(39,213)	$(39,213)	$64,837	$63,325
Accrued wages and employee costs	3,160	3,160	11,248	11,248	5,282	5,170	—	—	19,690	19,578
Unearned revenue	—	—	804	804	35,785	35,785	—	—	36,589	36,589
Liabilities of discontinued operations	—	—	—	—	3,879	5,588	—	—	3,879	5,588
Other accrued liabilities	5,947	6,150	10,752	10,752	7,001	6,916	(1,932)	(1,932)	21,768	21,886

Total current liabilities	10,218	10,421	70,881	70,881	106,809	106,809	(41,145)	(41,145)	146,763	146,966
Long-term debt	189,313	189,313	1,876	1,876	—	—	—		191,189	191,189
Intercompany debt	—	—	113,669	113,669	98,057	98,057	(211,726)	(211,726)	—	—
Liability for post-retirement benefits	—	—	41,806	41,806	—	—	—	—	41,806	41,806
Liability for pension benefits	6,227	6,227	8,193	8,193	677	677	—	—	15,097	15,097
Deferred income taxes	30,058	30,058	—	—	3,836	3,836	(753)	—	33,141	33,894
Unearned revenue	—	—	—	—	3,504	3,504	—	—	3,504	3,504
Other noncurrent liabilities	5,253	5,253	3,464	3,464	199	199	(21)	(21)	8,895	8,895

Total liabilities	241,069	241,272	239,889	239,889	213,082	213,082	(253,645)	(252,892)	440,395	441,351

Total shareholders’ equity	730,793	700,726	573,509	573,509	180,683	151,216	(754,192)	(724,725)	730,793	700,726

Total liabilities and shareholders’ equity	$971,862	$941,998	$813,398	$813,398	$393,765	$364,298	$(1,007,837)	$(977,617)	$1,171,188	$1,142,077

(1)	The previously reported balances of current deferred income tax assets, non-current deferred income tax assets, intercompany investments, other accrued liabilities, non-current deferred income taxes, and shareholders’ equity were adjusted by $3,298, $-, $(10,752), $(764), $(6,690), and $- for the Parent; by $(2,290), $(25,995), $-, $-, $(19,560), and $(8,725) for the Guarantor Subsidiaries; by $(1,008), $(33), $-, $764, $222, and $(2,027) for the Non-Guarantor Subsidiaries; and by $-, $26,028, $10,752, $-, $26,028, and $10,752 for the Eliminations, to correct the presentation of deferred income tax balances.
(2):	The previously reported Guarantor Subsidiary and Consolidated balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(1,596), $1,602, and $6 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

June 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)(2)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (2)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$92,864	$92,864	$6,661	$6,661	$—	$—	$99,525	$99,525
Receivables, net	162	162	76,198	76,198	60,685	59,489	(33,288)	(33,288)	103,757	102,561
Inventories, net	—	—	176,305	176,305	149,029	140,168	—	—	325,334	316,473
Costs in excess of billings	—	—	1,857	1,857	658	658	—	—	2,515	2,515
Deferred income taxes	20,775	20,775	—	—	—	—	—	—	20,775	20,775
Assets of discontinued operations	—	—	—	—	17,633	28,165	—	—	17,633	28,165
Other current assets	4,271	3,874	4,565	4,565	4,433	4,830	—	—	13,269	13,269

Total current assets	25,208	24,811	351,789	351,789	239,099	239,971	(33,288)	(33,288)	582,808	583,283
Property, plant, and equipment, net	543	543	301,438	301,438	63,754	63,637	—	—	365,735	365,618
Goodwill	—	—	96,942	96,942	36,628	36,270	—	—	133,570	133,212
Other intangible assets, net	—	—	36,436	36,436	21,815	21,815	—	—	58,251	58,251
Deferred income taxes	—	—	—	—	30,719	—	(1,480)	—	29,239	—
Other noncurrent assets	4,768	4,768	201	201	3,823	3,823	—	—	8,792	8,792
Intercompany investments	950,229	919,907	25,350	25,350	3,034	3,034	(978,613)	(948,291)	—	—

Total assets	$980,748	$950,029	$812,156	$812,156	$398,872	$368,550	$(1,013,381)	$(981,579)	$1,178,395	$1,149,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021	$1,021	$43,562	$43,562	$49,789	$49,356	$(33,288)	$(33,288)	$61,084	$60,651
Accrued wages and other employee costs	4,465	4,465	13,477	13,477	6,929	6,810	—	—	24,871	24,752
Unearned revenue	—	—	726	726	36,140	36,140	—	—	36,866	36,866
Liabilities of discontinued operations	—	—	—	—	3,494	4,087	—	—	3,494	4,087
Other accrued liabilities	5,608	5,845	7,823	7,823	8,249	8,208	—	—	21,680	21,876

Total current liabilities	11,094	11,331	65,588	65,588	104,601	104,601	(33,288)	(33,288)	147,995	148,232
Long-term debt	191,699	191,699	2,028	2,028	—	—	—		193,727	193,727
Intercompany debt	—	—	111,916	111,916	100,929	100,929	(212,845)	(212,845)	—	—
Liability for post-retirement benefits	—	—	42,000	42,000	—	—	—	—	42,000	42,000
Liability for pension benefits	6,133	6,133	6,730	6,730	539	539	—	—	13,402	13,402
Deferred income taxes	31,393	31,393	—	—	3,836	3,836	(1,480)	—	33,749	35,229
Unearned revenue	—	—	—	—	3,385	3,385	—	—	3,385	3,385
Other noncurrent liabilities	5,261	5,261	3,491	3,491	217	217	—	—	8,969	8,969

Total liabilities	245,580	245,817	231,753	231,753	213,507	213,507	(247,613)	(246,133)	443,227	444,944

Total shareholders’ equity	735,168	704,212	580,403	580,403	185,365	155,043	(765,768)	(735,446)	735,168	704,212

Total liabilities and shareholders’ equity	$980,748	$950,029	$812,156	$812,156	$398,872	$368,550	$(1,013,381)	$(981,579)	$1,178,395	$1,149,156

(1)	The previously reported balances of current deferred income tax assets, non-current deferred income tax assets, intercompany investments, other accrued liabilities, non-current deferred income taxes, and shareholders’ equity were adjusted by $3,598, $-, $(9,842), $(780), $(5,464), and $- for the Parent; by $(2,290), $(25,314), $-, $-, $(20,104), and $(7,500) for the Guarantor Subsidiaries; by $(1,308), $(31), $-, $780, $223, and $(2,342) for the Non-Guarantor Subsidiaries; and by $-, $25,345, $9,842, $-, $25,345, and $9,842 for the Eliminations, to correct the presentation of deferred income tax balances.
(2)	The previously Guarantor Subsidiary and Consolidated balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(1,835), $1,857, and $22 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

September 30, 2012

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)(2)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (2)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$69,907	$69,907	$3,482	$3,482	$—	$—	$73,389	$73,389
Short term investments	—	—	3,998	3,998	—	—	—	—	3,998	3,998
Receivables, net	126	126	80,480	80,480	63,115	62,196	(29,473)	(29,473)	114,248	113,329
Inventories, net	—	—	188,662	188,662	162,992	154,020	—	—	351,654	342,682
Costs in excess of billings	—	—	1,344	1,344	2,151	2,151	—	—	3,495	3,495
Deferred income taxes	22,059	22,059	—	—	—	—	—	—	22,059	22,059
Assets of discontinued operations	—	—	—	—	16,799	27,158	—	—	16,799	27,158
Other current assets	4,021	3,624	4,070	4,070	4,449	4,846	(1,380)	(1,380)	11,160	11,160

Total current assets	26,206	25,809	348,461	348,461	252,988	253,853	(30,853)	(30,853)	596,802	597,270
Property, plant, and equipment, net	1,336	1,336	301,681	301,681	64,751	64,641	—	—	367,768	367,658
Marketable securities	—	—	—	—	—	—	—	—	—	—
Goodwill	—	—	94,494	94,494	37,112	36,754	—	—	131,606	131,248
Other intangible assets, net	—	—	35,795	35,795	21,869	21,869	—	—	57,664	57,664
Deferred income taxes	—	—	—	—	32,786	—	(589)	—	32,197	—
Other noncurrent assets	4,442	4,442	2,781	2,781	3,710	3,710	(2,580)	(2,580)	8,353	8,353
Intercompany investments	965,123	932,734	26,492	26,492	3,408	3,408	(995,023)	(962,634)	—	—

Total assets	$997,107	$964,321	$809,704	$809,704	$416,624	$384,235	$(1,029,045)	$(996,067)	$1,194,390	$1,162,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,003	$1,003	$46,543	$46,543	$49,093	$48,239	$(29,473)	$(29,473)	$67,166	$66,312
Accrued wages and other employee costs	5,177	5,177	15,629	15,629	8,639	8,501	—	—	29,445	29,307
Unearned revenue	—	—	674	674	34,018	34,018	—	—	34,692	34,692
Liabilities of discontinued operations	—	—	—	—	3,198	4,190	—	—	3,198	4,190
Other accrued liabilities	10,348	10,444	9,192	9,192	9,298	9,298	(1,380)	(1,380)	27,458	27,554

Total current liabilities	16,528	16,624	72,038	72,038	104,246	104,246	(30,853)	(30,853)	161,959	162,055
Long-term debt	194,153	194,153	1,926	1,926	—	—	—	—	196,079	196,079
Intercompany debt	—	—	112,535	112,535	106,684	106,684	(219,219)	(219,219)	—	—
Liability for post-retirement benefits	—	—	42,220	42,220	—	—	—	—	42,220	42,220
Liability for pension benefits	4,976	4,976	—	—	159	159	(2,580)	(2,580)	2,555	2,555
Deferred income taxes	30,416	30,416	—	—	3,836	3,836	(589)	—	33,663	34,252
Unearned revenue	—	—	—	—	3,240	3,240	—	—	3,240	3,240
Other noncurrent liabilities	5,268	5,268	3,430	3,430	210	210	—	—	8,908	8,908

Total liabilities	251,341	251,437	232,149	232,149	218,375	218,375	(253,241)	(252,652)	448,624	449,309

Total shareholders’ equity	745,766	712,884	577,555	577,555	198,249	165,860	(775,804)	(743,415)	745,766	712,884

Total liabilities and shareholders’ equity	$997,107	$964,321	$809,704	$809,704	$416,624	$384,235	$(1,029,045)	$(996,067)	$1,194,390	$1,162,193

(1):	The previously reported balances of current deferred income tax assets, non-current deferred income tax assets, intercompany investments, other accrued liabilities, non-current deferred income taxes, and shareholders’ equity were adjusted by $4,883, $-, $(12,214), $(780), $(6,551), and $- for the Parent; by $(2,593), $(26,313), $-, $-, $(20,104), and $(8,802) for the Guarantor Subsidiaries; by $(2,290), $(32), $-, $780, $310, and $(3,412) for the Non-Guarantor Subsidiaries; and by $-, $26,345, $12,214, $-, $26,345, and $12,214 for the Eliminations, to correct the presentation of deferred income tax balances.
(2):	The previously reported Guarantor Subsidiary and Consolidated balances of inventory, cost in excess of billings, and deferred revenue have been adjusted by $(1,175), $1,344, and $169 to correct the prior presentation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 19—SUBSEQUENT EVENTS:

On January 22, 2014, the Company announced the acquisition of Directed Manufacturing, Inc, a leader in additive manufacturing of metals and plastics for both commercial production and engineering development applications, for $23 million in cash.

A purchase price allocation has not been presented due to the timing of the close of the acquisition. Fair values of the assets and liabilities of the acquired company have not been determined as of the filing of this Annual Report.

On February 21, 2014, the Company completed the sale of the assets of RTI Connecticut for $3.3 million in cash. Refer to Note 3 for further information on the presentation of RTI Connecticut as a discontinued operation.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the CEO and CFO concluded that, due to the material weaknesses in the Company’s internal control over financial reporting discussed below, the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective as of December 31, 2013.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or the degree of compliance with policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management has concluded that, due to the material weaknesses discussed below, the Company’s internal control over financial reporting was not effective as of December 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses in internal control over financial reporting are as follows:

•

The Company did not design effective internal controls over the valuation of its Canadian net deferred tax assets. Specifically, controls were not designed to properly evaluate the recoverability of the deferred tax asset, including the proper weighting of negative evidence associated with historical losses relative to expectations of future taxable income, which impacted the provision for income taxes and deferred tax assets and related disclosures. This material weakness resulted in the restatement of the Company’s financial statements for the years ended December 31, 2011 and 2012, and for the three month periods ended March 31, June 30, and September 30, 2013 and 2012. This material weakness could result in a further misstatement of the aforementioned accounts and related disclosures that would result in a material misstatement to the Company’s annual or interim Consolidated Financial Statements that would not be prevented or detected.

•

The Company did not design and maintain effective internal controls over the completeness, accuracy, and timing of revenue recognition and related costs at certain businesses within its EP&S segment. Specifically, the Company did not design controls to assess whether certain customer contracts should be accounted for using a percentage of completion model and did not design controls to properly apply percentage of completion accounting, which impacted the net sales, cost of goods sold, inventory and cost in excess of billings accounts and the related disclosures. This material weakness resulted in the restatement of the Company’s Consolidated Financial Statements as filed with the SEC on September 24, 2013 and November 12, 2013, and it could result in a further misstatement of the aforementioned accounts and disclosures, that would result in a material misstatement to the Company’s annual or interim Consolidated Financial Statements that would not be prevented or detected.

•

The Company did not design and maintain effective controls over the annual goodwill impairment analysis, including controls over the accuracy of inputs to the reporting unit enterprise valuation and the accuracy and completeness of qualitative impairment consideration. This material weakness resulted in an audit adjustment to goodwill and other intangible assets financial statement line item and goodwill impairment as of and for the year ended December 31, 2013, and it could result in a misstatement of goodwill, indefinite-lived intangible assets, related impairment charges, and the related disclosures, that would result in a material misstatement to the Company’s annual or interim Consolidated Financial Statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management excluded RTI Extrusions Europe Limited from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company on October 1, 2013. RTI Extrusions Europe Limited is a wholly-owned subsidiary whose excluded aggregate assets represent 1.0% of total consolidated assets, and whose excluded net sales represent 0.6% of consolidated net sales as of and for the year ended December 31, 2013.

Changes in internal control over financial reporting

There were a number of enhancements to the Company’s internal control over financial reporting for the quarter ended December 31, 2013 in order to remediate the previously identified material weaknesses. These enhancements have materially affected or are expected to materially affect the Company’s internal control over financial reporting and are described in further detail below in “Management’s Remediation Activities.”

Management’s remediation initiatives

The Company has taken actions that have resulted in the remediation of certain previously disclosed material weaknesses, and continues to implement measures in an effort to remediate its material weaknesses that have been described above. The additional details are provided below.

The Company enhanced existing controls and demonstrated an ability to identify risks that will affect the organization and address risks appropriately and in a timely manner. This was displayed through execution of the Company’s annual and quarterly risk assessment process and through the identification of transactions that occurred during the year ended December 31, 2013 that resulted in the Company appropriately modifying the internal control environment through new and enhanced controls to address the risks associated with those transactions and changes in the business.

The Company implemented new controls and enhanced existing controls throughout the year to improve the Advanced Forming control environment. The Company implemented and effectively executed a number of controls and enhanced existing controls in order to appropriately mitigate the financial reporting risks associated with this business unit and to ensure a sound control environment.

The Company enhanced the design of the controls over the acquisition valuation process and demonstrated that the enhanced controls operated effectively over a recent acquisition. The enhanced design of these controls resulted in improved reviews of acquired assets and liabilities and purchase accounting adjustments to satisfy the relevant control objectives with regard to the valuation. Additional resources have been leveraged to ensure proper support for and review of acquisition activities.

The Company has started the evaluation process associated with the remediation of the deferred tax asset material weakness. The Company is assessing the relevant processes and controls to identify areas of enhancement. The Company will continue to take measures to address this material weakness.

The Company is working towards remediating the revenue recognition material weakness and has taken steps in 2013 to ensure completeness and accuracy of the financial statements through a number of additional controls and comprehensive reviews. The Company recognizes additional steps are necessary to remediate this material weakness and plans to continue to implement and enhance the internal controls with additional systematic and transactional-level controls. At this time, the control design and implementation is still in process. The Company will continue to work towards complete remediation of this material weakness and continue to perform the manual controls with a rigorous review process until a systematic approach is implemented to ensure accurate financial reporting.

The Company continues to improve the controls over the annual goodwill impairment analysis. New controls were implemented and steps were taken to remediate this material weakness. The new controls and enhanced design of previously existing controls resulted in improvements throughout the process, but they were not executed to a sufficient level to remediate the material weakness. The Company will continue to implement additional controls and improve its execution against those controls in order to complete the remediation of this material weakness.

In addition, as the Company continues to evaluate its disclosure controls and procedures and internal control over financial reporting, and take the steps detailed above, it may implement additional measures or may otherwise modify the remediation plans described above, if and as the Company deems necessary.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

In addition to the information concerning the executive officers of the Company set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2014 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2014 Proxy Statement, to be filed at a later date, and is incorporated herein by reference. The Code of Ethical Business Conduct applies to all directors, officers, and all employees, including its principal executive officer, principal financial officer, or persons performing similar functions.

Information concerning any material changes to procedures for security holders to recommend nominees for the Company’s Board of Directors is set forth under the caption “Other Information” in the 2014 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Information concerning the Audit Committee and its financial experts is set forth under the captions “Audit Committee” and “Audit Committee Report” in the 2014 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Item 11.    Executive Compensation.

Information required by this item is set forth under the captions “Executive Compensation” and, solely with respect to information pertaining to the Compensation Committee, “Corporate Governance,” and “Compensation Committee Report” in the 2014 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2014 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (see Note (i) and Note (iii))	526,736	$34.56	928,980

	526,736	$34.56	928,980

Note (i):	The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals, Inc., 2004 Stock Plan (the “2004 Plan”) as of December 31, 2013. For more information, see Note 16 to the Consolidated Financial Statements included in this annual report. The Company’s 2004 Stock Plan replaces the 1995 Stock Plan and the 2002 Non-Employee Director Stock Option Plan (the “2002 Plan”) and provides for grants of up to 2,500,000 shares over its 10-year term as determined by the plan administrator. The 2004 Plan was approved by shareholder vote on April 30, 2004. In 2013, 2012, and 2011, 361,896, 288,492, and 259,668 shares, respectively, were awarded under the 2004 Plan.
Note (ii):	Prior to December 31, 2004, RTI had one plan that had not been approved by its shareholders, the 2002 Plan. The 2002 plan was terminated and replaced by the 2004 Plan. See above Note (i).
Note (iii):	The 2004 Plan permits grants of stock options, stock appreciation rights, restricted stock, performance share awards and other stock based awards that may include awards of restricted stock units. There are a total of 2,500,000 shares available for grant under the 2004 Plan, but only 1,250,000 shares may be issued in the form of restricted stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the captions “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Information required by this item is set forth under the caption “Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm for 2014” in the 2014 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	The financial statements contained in Item 8 hereof;

2.	The financial statement schedule following the signatures hereto; and

3.	The following Exhibits:

Exhibits

The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, File No. 33-30667 Amendment No. 1.

2.2	Stock Purchase Agreement by and among Aeromet International PLC, Aeromet Advanced Forming Limited and RTI Europe Limited, dated as of October 17, 2011, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on October 21, 2011.

2.3	Stock Purchase Agreement by and among RTI International Metals, Inc., REI Delaware Holding, Inc., and REI Delaware Holding, LLC, dated as of January 9, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 11, 2012.

2.4	Amendment No. 1 to Stock Purchase Agreement, dated February 13, 2012, by and among RTI International Metals, Inc., REI Delaware Holding, LLC, and REI Delaware Holding, Inc., incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-14437, filed on February 28, 2012.

3.1	Amended and Restated Articles of Incorporation of the Company, effective April 29, 1999, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 001-14437, filed on May 14, 1999.

3.2	Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4, File No. 333-61935, filed on August 20, 1998.

4.1	First Amended and Restated Credit Agreement dated September 8, 2008, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-14437, filed on August 10, 2009.

4.2	First Amendment to the First Amended and Restated Credit Agreement, dated September 18, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-14437, filed on November 5, 2009.

4.3	Second Amendment to the First Amended and Restated Credit Agreement, dated January 19, 2010, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-14437, filed on February 22, 2010.

4.4	Third Amendment to First Amended and Restated Credit Agreement, dated December 7, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated December 8, 2010, File No. 001-14437, filed on December 8, 2010.

Exhibit No.	Description

4.5	Assumption Agreement, dated March 1, 2010 by and between PNC Bank, NA and Wells Fargo Bank, NA, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for the event dated March 5, 2010, File No. 001-14437, filed on March 5, 2010.

4.6	Form of Senior Debt Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.8 to the Company’s Form S-3ASR, File No. 333-171034, filed on December 8, 2010.

4.7	Form of Subordinated Indenture by and among RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4.9 to the Company’s Form S-3ASR, File No. 333-171034, filed on December 8, 2010.

4.8	Indenture, dated December 14, 2010 by and between RTI International Metals, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on December 14, 2010.

4.9	First Supplemental Indenture, dated December 14, 2010 by and between RTI International Metals, Inc., the Subsidiary Guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on December 14, 2010.

4.10	Form of 3.000% Convertible Senior Notes due 2015, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on December 14, 2010.

4.11	Second Amended and Restated Credit Agreement dated May 23, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on May 30, 2012.

4.12	Second Supplemental Indenture, dated May 30, 2012 by and between RTI International Metals, Inc., REI Medical, Inc., Remmele Engineering, Inc. and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-14437, filed on August 6, 2012.

4.13	Third Supplemental Indenture, dated April 17, 2013, by and between RTI International Metals, Inc., RMI Titanium Company, Extrusion Technology Corporation of America, RTI Finance Corp., RTI Martinsville, Inc., RTI Remmele Medical, Inc., RTI Remmele Engineering, Inc. and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on April 17, 2013.

4.14	Form of 1.625% of Convertible Senior Notes due 2012, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on April 17, 2013.

10.1*	RTI International Metals, Inc. Supplemental Pension Program effective August 1, 1987, as amended and restated October 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-14437, filed on February 28, 2008.

10.2*	RTI International Metals, Inc. Excess Benefits Plan effective July 18, 1991, and restated October 26, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-14437, filed on February 28, 2008.

10.3*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 001-14437.

10.4*	RTI International Metals, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-83028 filed February 19, 2002.

Exhibit No.	Description

10.5*	RTI International Metals, Inc. 2004 Stock Plan effective January 28, 2005, as amended January 26, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-14437, filed on February 28, 2007.

10.6*	Form of Non-Qualified Stock Option Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-14437, filed on April 14, 2005.

10.7*	Form of Restricted Stock Grant under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-14437, filed on April 14, 2005.

10.8*	Form of Performance Share Award (2011 grants and prior) under the RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 31, 2008.

10.9*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan, as amended on January 26, 2012, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-14437, filed on February 28, 2012.

10.10*	RTI International Metals, Inc., Employee Stock Purchase Plan, incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement on Form DEF14A, File No. 001-14437, Filed on March 13, 2009.

10.11*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended July 29, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 001-14437, filed on August 8, 2011.

10.12*	Pay philosophy and guiding principles covering executive compensation, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-14437, filed on February 28, 2012.

10.13*	Form of indemnification agreement, filed herewith.

10.14*	Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.15*	Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.16*	Amended and Restated Letter Agreement, dated December 31, 2008, between the Company and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.17*	Letter Agreement between RTI International Metals, Inc. and James L. McCarley, dated May 17, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, File No. 001-14437, filed on May 21, 2010.

10.18*	Amended and Restated Letter Agreement, dated December 31, 2008, between the Company and Stephen R. Giangiordano, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.19*	Amended and Restated Letter Agreement, dated December 31, 2008, between the Company and William T. Hull, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

Exhibit No.	Description

10.20*	Amended and Restated Letter Agreement, dated December 31, 2008, between the Company and William F. Strome, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.21*	Amended and Restated Letter Agreement, dated December 31, 2008, between the Company and Chad Whalen, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.22*	Employment Agreement, dated February 21, 2013, between the Company and Patricia A. O’Connell, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-14437, filed on February 22, 2013.

10.23	Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, File No. 001-14437, filed on May 4, 2007.

10.24	Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 001-14437, filed on August 3, 2007.

10.25	Amended and Restated Procurement Frame Contract between EADS Deutschland GmbH and the Company dated July 20, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on July 22, 2010.

10.26*	Board of Directors Compensation Program, as amended April 26, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-14437, filed August 6, 2012.

10.25*	RTI International Metals, Inc. Board of Directors Compensation Program, as amended April 25, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file No. 001-14437, filed on May 7, 2013.

10.26*	Form of indemnification agreement, incorporated by reference to Exhibit 10.1 to the Company’s quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-14437, filed on September 24, 2013.

10.27*	Amendment to the RTI International Metals, Inc. Excess Benefits Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-14437, filed on September 24, 2013.

10.28*	Amendment to the RTI International Metals, Inc. Supplemental Pension Program, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-14437, filed on September 24, 2013.

10.29*	Form of Performance Share Award under the RTI International Metals, Inc. 2004 Stock Plan (for 2014 awards), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 31, 2014.

21.1	Subsidiaries of the Company, filed herewith.

23.1	Consent of independent registered public accounting firm, filed herewith.

24.1	Powers of Attorney, incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-14437, filed on February 22, 2013, filed herewith.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, dated March 18, 2014 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer, dated March 18, 2014 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer, dated March 18, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer, dated March 18, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101**	The following financial statements from The Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”); (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

*	Denotes management contract or compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ WILLIAM T. HULL
William T. Hull Senior Vice President and Chief Financial Officer (principal accounting officer)

Dated: March 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

DANIEL I. BOOKER, Director;

RONALD L. GALLATIN, Director;

ROBERT M. HERNANDEZ, Director;

EDITH E. HOLIDAY, Director;

JERRY HOWARD; Director

ROKUS L. VAN IPEREN, Director;

MARIO LONGHI, Director;

BRYAN T. MOSS, Director;

JAMES A. WILLIAMS, Director

ARTHUR B. WINKLEBLACK, Director

By:	/s/ DAWNE S. HICKTON Dawne S. Hickton As Attorney-in-Fact	March 18, 2014

	/s/ DAWNE S. HICKTON Dawne S. Hickton Vice Chair, President, Chief Executive Officer and Director	March 18, 2014

	/S/ WILLIAM T. HULL William T. Hull Senior Vice President and Chief Financial Officer (principal accounting officer)	March 18, 2014

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of year	(Charged) credited to costs and expenses	(Charged) credited to other accounts	Balance at end of year
Year ended December 31, 2013:
Allowance for doubtful accounts	$(721)	(99)	—	$(820)
Valuation allowance for deferred income taxes (as restated)	(37,726)	(1,720)	2,274	(37,172)
Year ended December 31, 2012:
Allowance for doubtful accounts	$(847)	$126	$—	$(721)
Valuation allowance for deferred income taxes (as restated)	(31,766)	(5,326)	(634)	(37,726)
Year ended December 31, 2011:
Allowance for doubtful accounts	$(420)	$(427)	$—	$(847)
Valuation allowance for deferred income taxes (as restated)	(26,064)	(6,063)	361	(31,766)

The valuation allowance for deferred income taxes has been restated as disclosed in Note 2 to the Consolidated Financial Statements.