Form 10-Q
period 2014-03-31
RTI INTERNATIONAL METALS INC
filed 2014-05-07
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of May 2, 2014 was 30,695,631.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013 (As Restated)
Net sales	$174,545	$189,202
Cost and expenses:
Cost of sales	146,076	149,949
Selling, general, and administrative expenses	25,868	24,605
Research, technical, and product development expenses	984	1,001

Operating income	1,617	13,647
Other income (expense), net	535	559
Interest income	50	31
Interest expense	(7,607)	(4,796)

Income (loss) before income taxes	(5,405)	9,441
Provision for (benefit from) income taxes	(1,589)	4,473

Net income (loss) attributable to continuing operations	$(3,816)	$4,968

Net loss attributable to discontinued operations, net of tax	(365)	(83)

Net income (loss)	$(4,181)	$4,885

Earnings (loss) per share attributable to continuing operations:
Basic	$(0.13)	$0.16

Diluted	$(0.13)	$0.16

Loss per share attributable to discontinued operations:
Basic	$(0.01)	$—

Diluted	$(0.01)	$—

Weighted-average shares outstanding:
Basic	30,445,681	30,230,641

Diluted	30,445,681	30,504,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013 (As Restated)
Net income (loss)	$(4,181)	$4,885

Other comprehensive income (loss):
Foreign currency translation	(4,093)	(2,209)
Unrealized loss on investments, net of tax of $(14) and $0	(26)	—
Benefit plan amortization, net of tax of $678 and $4,175	1,105	6,824

Other comprehensive income (loss), net of tax	(3,014)	4,615

Comprehensive income (loss)	$(7,195)	$9,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$167,908	$343,637
Short-term investments	128,197	—
Receivables, less allowance for doubtful accounts of $980 and $820	107,699	105,271
Inventories, net	452,173	430,088
Costs in excess of billings	7,538	5,377
Deferred income taxes	32,040	32,032
Assets of discontinued operations	1,460	5,274
Other current assets	20,424	16,947

Total current assets	917,439	938,626
Property, plant, and equipment, net	371,450	372,340
Goodwill	130,254	117,578
Other intangible assets, net	57,516	53,754
Other noncurrent assets	23,684	23,247

Total assets	$1,500,343	$1,505,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,181	$79,039
Accrued wages and other employee costs	23,090	29,787
Unearned revenues	16,632	15,625
Liabilities of discontinued operations	—	458
Other accrued liabilities	24,347	22,574

Total current liabilities	145,250	147,483
Long-term debt	434,209	430,300
Liability for post-retirement benefits	43,640	43,447
Liability for pension benefits	13,454	13,787
Deferred income taxes	74,666	74,078
Unearned revenues	10,204	10,470
Other noncurrent liabilities	11,318	12,006

Total liabilities	732,741	731,571

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,510,945 and 31,399,661 shares issued; 30,672,172 and 30,593,251 shares outstanding	315	314
Additional paid-in capital	533,921	532,249
Treasury stock, at cost; 838,773 and 806,410 shares	(19,648)	(18,798)
Accumulated other comprehensive loss	(43,411)	(40,397)
Retained earnings	296,425	300,606

Total shareholders’ equity	767,602	773,974

Total liabilities and shareholders’ equity	$1,500,343	$1,505,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013 (As Restated)
OPERATING ACTIVITIES:
Net income (loss)	$(4,181)	$4,885
Adjustment for non-cash items included in net income (loss):
Depreciation and amortization	10,986	11,000
Goodwill impairment	—	484
Deferred income taxes	(31)	4,797
Stock-based compensation	1,295	1,708
Excess tax benefits from stock-based compensation activity	(195)	(236)
Gain on sale of property, plant and equipment	(122)	—
Amortization of discount on long-term debt	4,403	2,562
Amortization of debt issuance costs	456	325
Other	(181)	(41)

Changes in assets and liabilities:
Receivables	(2,278)	(9,994)
Inventories	(21,757)	(25,980)
Accounts payable	1,093	(6,583)
Income taxes payable	(5,236)	416
Unearned revenue	1,036	(4,662)
Cost in excess of billings	(2,160)	(19)
Other current assets and liabilities	(3,542)	(10,416)
Other assets and liabilities	(301)	1,031

Cash used in operating activities	(20,715)	(30,723)

INVESTING ACTIVITIES:
Purchase of investments	(128,216)	—
Acquisitions, net of cash acquired	(21,797)	—
Capital expenditures	(6,850)	(9,160)
Divestitures	3,281	—

Cash used in investing activities	(153,582)	(9,160)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	539	1,239
Excess tax benefits from stock-based compensation activity	195	236
Repayments on long-term debt	(484)	(220)
Purchase of common stock held in treasury	(850)	(399)

Cash provided by (used in) financing activities	(600)	856

Effect of exchange rate changes on cash and cash equivalents	(832)	(148)

Decrease in cash and cash equivalents	(175,729)	(39,175)
Cash and cash equivalents at beginning of period	343,637	97,190

Cash and cash equivalents at end of period	$167,908	$58,015

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—BASIS OF PRESENTATION:

The accompanying unaudited Condensed Consolidated Financial Statements of RTI International Metals, Inc. and its subsidiaries (the “Company” or “RTI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the financial position and results of operations for the Company. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, these financial statements contain all of the adjustments of a normal and recurring nature considered necessary to state fairly the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2014.

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

On January 22, 2014, the Company acquired all of the issued and outstanding common stock of Directed Manufacturing, Inc. (“RTI Directed Manufacturing”), a leader in additively manufacturing metals and plastics, using 3-D printing technology, for commercial production and engineering development applications. Details of the acquisition of RTI Directed Manufacturing as well as the acquisition of RTI Extrusions Europe in October 2013 are presented in Note 4 to these Condensed Consolidated Financial Statements.

The Company completed the sale of the specialty metals business of Bow Steel Corporation (“RTI Connecticut”) on February 21, 2014, for approximately $3.3 million in cash. The results of RTI Connecticut have been presented as discontinued operations for the three months ended March 31, 2014. The results of Pierce-Spafford Metals Company, Inc. (“RTI Pierce Spafford”), which was sold in 2013, are reported with results of RTI Connecticut as discontinued operations for the three months ended March 31, 2013. Refer to Note 5 to these Condensed Consolidated Financial Statements for further details surrounding the discontinued operations of the Company.

The Company conducts business in two segments: the Titanium Segment and the Engineered Products and Services (“EP&S”) Segment. The structure reflects the Company’s transformation into an integrated supplier of advanced titanium products across the entire supply chain, and aligns its resources to support the Company’s long-term growth strategy.

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

Note 3—RESTATEMENTS AND REVISIONS:

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013, the Company revised its Condensed Consolidated Financial Statements for the three months ended March 31, 2013 for computational errors in the calculation of revenues and cost of sales on contracts requiring the application of the percentage-of-completion revenue recognition methodology under ASC 605-35 and opening balance sheet corrections related to deferred taxes and goodwill associated with its acquisition of RTI Remmele Engineering. In the Annual Report, the Company subsequently restated its Condensed Consolidated Financial Statements for the three months ended March 31, 2013 to establish a full valuation allowance against its Canadian net deferred tax asset, and correct the related provision for income taxes. The following tables set forth the impact of the revision and restatement, as well as adjustments for the presentation of RTI Connecticut as a discontinued operation, on the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows as filed in the Company’s Amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2013 as filed with the SEC on September 24, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidated Statement of Operations:

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

Condensed Consolidated Statement of Cash Flows:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4—ACQUISITIONS:

RTI Directed Manufacturing. On January 22, 2014, the Company purchased all of the outstanding common stock of RTI Directed Manufacturing for total consideration of approximately $22.4 million, including $21.8 million in cash and the assumption of $0.6 million in liabilities. RTI Directed Manufacturing additively manufactures products using 3-D printing technology for a variety of markets. The results of RTI Directed Manufacturing are reported in the EP&S Segment. From the acquisition date through March 31, 2014, RTI Directed Manufacturing generated revenues of $555 and an operating loss of $(360).

The preliminary purchase price allocation, which has not been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$746
Inventories	663
Plant and equipment	2,589
Intangible assets:
Customer relationships	3,000
Directed Manufacturing trade name	1,000
Developed technology	1,300
Goodwill	13,070
Liabilities assumed:
Current liabilities	571

Net assets acquired	$21,797

Goodwill is primarily attributable to RTI Directed Manufacturing’s assembled workforce and exposure to new customers for the Company’s products, and is not deductible for income tax purposes. Customer relationships and developed technology are being amortized over a seven-year useful life. Trade names are not amortized as the Company believes that these assets have an indefinite life and the Company intends to continue the use of the Directed Manufacturing name indefinitely. For purposes of the above purchase price allocation, the Company has assumed a 338(h)(10) election under the Internal Revenue Code, which allows it to step-up the tax basis of acquired assets to fair value as presented in the purchase price allocation. If the Company determines that such an election is not appropriate, the Company would be required to record significant deferred tax liabilities, with a corresponding increase to goodwill. The Company anticipates the treatment of the tax basis of acquired assets to be finalized prior to December 31, 2014. The entire purchase price allocation remained open at March 31, 2014.

Pro forma financial information has not been prepared for the acquisition of Directed Manufacturing as the acquisition was not material to the Condensed Consolidated Financial Statements.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The purchase price allocation, which has not been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$4,827
Inventories	5,230
Plant and equipment	4,346
Intangible assets:
Customer relationships	3,600
Backlog	100
Goodwill	2,285
Liabilities assumed:
Current liabilities	2,621
Deferred tax liabilities	1,553

Net assets acquired	$16,214

The purchase price allocation was adjusted for the valuation of the customer backlog intangible asset, which decreased $0.1 million from the estimated value at December 31, 2013. As a result of this adjustment, the goodwill balance increased by $0.1 million. The purchase price allocation remains open for the final valuation of fixed assets, intangible assets, and goodwill.

Note 5—DISCONTINUED OPERATIONS:

As previously disclosed, in conjunction with the reorganization of its reportable segments in 2013, the Company evaluated its long-term growth strategy and determined it would sell or seek other strategic alternatives for its non-core service centers, RTI Connecticut and RTI Pierce Spafford. In February 2014, the Company completed the sale of the assets of RTI Connecticut for approximately $3.3 million in cash. In April 2013, the Company completed the sale of RTI Pierce Spafford for approximately $12.4 million in cash, of which $10.5 has been received as of March 31, 2014 with the remainder expected later in 2014.

The results of RTI Connecticut, including all fair value adjustments and losses on the completed sale have been presented as results from discontinued operations for the three months ended March 31, 2014 on the Company’s Condensed Consolidated Statements of Operations, while the results of both RTI Connecticut and RTI Pierce Spafford are presented as results of discontinued operations for the three months ended March 31, 2013. The assets and liabilities of RTI Connecticut have been classified on the Company’s Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations.

The Company’s results from discontinued operations are summarized below:

	Three Months Ended March 31,
	2014	2013
Net sales	$582	$8,693
Income (loss) before income taxes	(495)	(34)
Provision for (benefit from) income taxes	(130)	49
Net income (loss) from discontinued operations	(365)	(83)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Assets and liabilities of discontinued operations were comprised of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
ASSETS
Accounts receivable, net	$643	$594
Inventories, net	817	4,555
Property, plant and equipment, net	—	105
Other current assets	—	20

Total assets of discontinued operations	$1,460	$5,274

LIABILITIES
Accounts payable	$—	$326
Accrued wages and other employment costs	—	96
Other liabilities	—	36

Total liabilities of discontinued operations	$—	$458

Note 6—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss at March 31, 2014 and December 31, 2013 were as follows:

	Foreign Currency Translation	Actuarial Losses on Benefit Plans	Unrealized Losses on Investments	Total
Balance at December 31, 2013	$5,780	$(46,177)	$—	$(40,397)
Other comprehensive loss before reclassifications, net of tax	(4,093)	—	(26)	(4,119)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	1,105	—	1,105

Accumulated other comprehensive loss at March 31, 2014	$1,687	$(45,072)	$(26)	$(43,411)

Benefit plan losses of $1,105, net of tax, were reclassified from accumulated other comprehensive income to net periodic pension expense during the first quarter of 2014.

	Three Months Ended March 31,
	2014	2013
Amortization of defined benefit pension items
Actuarial losses and prior service costs	$1,782	$2,429
Special termination benefits	—	2,214
Tax expense	(677)	(1,762)

Total reclassifications	$1,105	$2,881

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

These amounts have been used in the calculation of net periodic benefit cost for the three months ended March 31, 2014 and 2013. Refer to Note 15 for further information about the Company’s benefit plans.

Note 7—STOCK-BASED COMPENSATION:

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2014, and the activity during the three months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2013	526,736
Granted	92,954
Forfeited	(8,164)
Expired	(3,050)
Exercised	(24,080)

Outstanding at March 31, 2014	584,396

Exercisable at March 31, 2014	413,964

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2014
Risk-free interest rate	1.49%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	55.00%

The weighted-average grant date fair value of stock option awards granted during the three months ended March 31, 2014 was $15.01.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2014, and the activity during the three months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2013	213,475
Granted	53,164
Vested	(65,704)
Forfeited	(5,261)

Nonvested at March 31, 2014	195,674

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2014 was $31.19.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share awards as of March 31, 2014, and the activity during the three months then ended, is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2013	154,333	308,666
Granted	70,306	140,612
Vested	(42,442)	(84,884)
Forfeited	(7,308)	(14,616)

Outstanding at March 31, 2014	174,889	349,778

The performance awards issued in 2014 have both market and performance vesting conditions. The payout of fifty percent of the awards is based upon the Company’s total shareholder return compared to the total shareholder return of a relative peer group over a three-year period. These awards were valued using a Monte Carlo model. The weighted-average grant-date fair value of these shares awarded during the three months ended March 31, 2014 was $38.84. The payout of the remaining fifty percent of the awards is based upon the Company’s diluted earnings per share over a three-year period. These awards have been accounted for as awards with performance conditions using the market value of the Company’s Common Stock on the date of issuance. Expense on these awards is recognized over the performance period and is determined based on the probability that the performance targets will be achieved.

Note 8—INCOME TAXES:

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

For the three months ended March 31, 2014, the estimated annual effective tax rate applied to ordinary income from continuing operations was 26.3%, compared to a rate of 33.1% for the three months ended March 31, 2013. The Company’s effective income tax rate decreased 6.8 percentage points from 2013 principally due to a change in the mix of foreign and domestic income between the periods.

Inclusive of discrete items, the Company recorded a provision for (benefit from) income taxes of $(1,589), or 29.4% of pretax loss from continuing operations, and $4,473 (as restated), or 47.4% of pretax income from continuing operations, for federal, state, and foreign income taxes for the three months ended March 31, 2014 and 2013, respectively. Discrete items for the three months ended March 31, 2014 and 2013 were not material.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

At December 31, 2010 and for all subsequent periods, the Company recorded a full valuation allowance against its Canadian net deferred tax asset due to the Company’s Canadian subsidiary’s cumulative losses over a number of years, and against certain state deferred tax assets pertaining to the related state tax loss carry-forwards that are not anticipated to generate a tax benefit. At March 31, 2014, the Company’s Canadian net deferred tax asset totaled $31.9 million, with an offsetting valuation allowance of the same amount. For the three months ended March 31, 2014, the Company’s Canadian subsidiary generated taxable income, which partially reduced this valuation allowance. The reduction in the valuation allowance against the Company’s Canadian net deferred tax asset reduced the Company’s estimated annual effective income tax rate by 2.4 percentage points.

Note 9—EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share (“EPS”) was computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted EPS was calculated by dividing net income attributable to common shareholders by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented. The Company’s restricted stock awards are considered participating securities. As such, the Company uses the two-class method to compute basic and diluted earnings per share.

At March 31, 2014, the Company had $114.4 million aggregate principal amount of its 3.000% Convertible Senior Notes due December 2015 (the “2015 Notes”) and $402.5 million aggregate principal amount of its 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”) outstanding. As the Company generated a net loss during the three months ended March 31, 2014, the shares underlying the 2019 Notes and the 2015 Notes, as well as the shares underlying all outstanding stock options have been excluded from the calculation of EPS for the period as their effects were antidilutive. At March 31, 2013, the shares underlying the $230 million aggregate principal amount of the 2015 Notes outstanding and certain stock options were excluded from the calculation of EPS as their effects were antidilutive.

Shares excluded from the calculation of EPS for the three months ending March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
2015 Notes	3,185,213	6,404,902
2019 Notes	9,885,561	N/A
Antidilutive options (1)	579,029	310,317

(1)	Average option price of shares excluded from calculation of earnings per share was $44.06 for the three months ended March 31, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013 (As Restated)
Numerator:
Net income (loss) from continuing operations before allocation of earnings to participating securities	$(3,816)	$4,968
Less: Earnings allocated to participating securities	—	(34)

Net income (loss) from continuing operations attributable to common shareholders, after earnings allocated to participating securities	$(3,816)	$4,934

Net loss from discontinued operations before allocation of earnings to participating securities	$(365)	$(83)
Less: Earnings allocated to participating securities	—	—

Net loss from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$(365)	$(83)

Denominator:
Basic weighted-average shares outstanding	30,445,681	30,230,641
Effect of dilutive securities	—	273,536

Diluted weighted-average shares outstanding	30,445,681	30,504,177

Earnings (loss) per share attributable to continuing operations:
Basic	$(0.13)	$0.16
Diluted	$(0.13)	$0.16
Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.01)	$—
Diluted	$(0.01)	$—

Note 10—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Available-for-sale securities

Investments with maturities of less than one year are classified as available-for-sale, short-term investments and are recorded at fair value based on market quotes using the specific identification method, with unrealized gains and losses recorded as a component of accumulated other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. The Company considers these investments to be available-for-sale as they may be sold to fund other investment opportunities as they arise.

The major categories of the Company’s cash equivalents and available-for-sale, short-term investments are as follows:

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

Cash, cash equivalents, and short-term investments consist of the following:

	March 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$50,260	$62,394
Cash equivalents:
Commercial paper	61,343	150,978
Money market mutual funds	56,305	130,265

Total cash and cash equivalents	167,908	343,637

Short-term investments:
Commercial paper	128,197	—

Total short-term investments	128,197	—

Total cash, cash equivalents, and marketable securities	$296,105	$343,637

The Company had no investments at December 31, 2013. The Company’s short-term investments at March 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2014
Commercial Paper	$128,237	$—	$40	$128,197

Total	$128,237	$—	$40	$128,197

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company typically purchases its available-for-sale debt securities either at a premium or a discount. The premium or discount is amortized over the remaining term of each security using the interest method. Amortization is recorded as either a decrease to interest income for premiums or an increase to interest income for discounts. For the three months ended March 31, 2014, net amortization of premiums and discounts was immaterial.

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent. All of the Company’s investments had contractual maturities of less than one year at March 31, 2014.

As of March 31, 2014, no investments classified as available-for-sale have been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of March 31, 2014 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

Note 11—FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates fair value.

Listed below are the Company’s assets and their fair values, which are measured at fair value on a recurring basis, as of March 31, 2014. The Company uses trading prices near the balance sheet date to determine the fair value of its assets measured on a recurring basis. The Company held no investments measured at fair value on a recurring basis as of December 31, 2013. There were no transfers between levels for the three months ended March 31, 2014.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2014:
Commercial Paper	$—	$128,197	$—	$128,197

Total	$—	$128,197	$—	$128,197

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$167,908	$167,908	$343,637	$343,637
Current portion of long-term debt	$1,998	$1,998	$1,914	$1,914
Long-term debt	$434,209	$516,371	$430,300	$559,986

The fair value of long-term debt was estimated based on the quoted market prices for the debt (Level 2).

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 12—INVENTORIES:

Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 57% and 56% of the Company’s inventories at March 31, 2014 and December 31, 2013, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). As of March 31, 2014 and December 31, 2013, the current FIFO cost of inventories exceeded their LIFO carrying value by $48,109 and $50,709, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded.

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials and supplies	$150,505	$166,359
Work-in-process and finished goods	349,777	314,438
LIFO reserve	(48,109)	(50,709)

Total inventories	$452,173	$430,088

Note 13—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill. The Company does not amortize goodwill; however, the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there have been no impairments during the first three months of 2014, uncertainties or other factors that could result in a potential impairment in future periods include:

•	further long-term production delays, a significant decrease in expected demand, or the Company’s ability to ramp up its production in a cost efficient manner related to the Boeing 787 program,

•	any cancellation of one of the other major aerospace programs in which the Company currently participates, including the Joint Strike Fighter program, the Airbus family of aircraft, including the A380 and A350XWB programs, or the Boeing 747-8 program, and

•	the Company’s ability to improve its operational performance at its Medical Device Fabrication reporting unit.

At both March 31, 2014 and December 31, 2013, the EP&S Segment had accumulated goodwill impairment losses of $22,858, while the Titanium Segment had no accumulated goodwill impairment losses. The carrying amount of goodwill attributable to each segment at December 31, 2013 and March 31, 2014 as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2013	$9,662	$107,916	$117,578
Additions (Note 4)	—	13,070	13,070
Purchase price allocation adjustment (Note 4)	—	100	100
Translation adjustment	—	(494)	(494)

March 31, 2014	$9,662	$120,592	$130,254

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Intangibles. Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets are reduced, a write-down or acceleration of the amortization period may be required. Trade names are not amortized, as the Company believes that these assets have an indefinite life as the Company currently intends to continue use of the Remmele and Directed Manufacturing names indefinitely. Other intangible assets are being amortized over the following periods:

Intangible Asset	Amortization Period
Customer relationships	7-20 years
Developed technology	7-20 years
Backlog	0-2 years

There were no intangible assets attributable to the Titanium Segment at March 31, 2014 or December 31, 2013. The carrying amounts of intangible assets attributable to the Company’s EP&S Segment at December 31, 2013 and March 31, 2014 were as follows:

Intangible Assets
December 31, 2013	$53,754
Intangible assets acquired (Note 4)	5,300
Amortization	(1,124)
Translation adjustment	(414)

March 31, 2014	$57,516

Note 14—LONG-TERM DEBT:

Long-term debt consisted of:

	March 31, 2014	December 31, 2013
$402.5 million aggregate principal amount 1.625% Convertible Senior Notes due 2019	$322,583	$319,569
$114.4 million aggregate principal amount 3.000% Convertible Senior Notes due 2015	104,454	$103,065
Capital leases	9,170	9,580

Total debt	436,207	432,214
Less: Current portion of capital leases	(1,998)	(1,914)

Total long-term debt	$434,209	$430,300

During the three months ended March 31, 2014 and 2013, the Company recorded, as a component of interest expense, long-term debt discount amortization of $4,403 and $2,562, respectively. Interest expense from the amortization of debt issuance costs were $455 and $325 for the three months ended March 31, 2014 and 2013, respectively. No interest was capitalized for the three months ended March 31, 2014.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 15—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2014 and 2013 for those salaried and hourly covered employees were as follows:

	Pension Benefits		Other Post- Retirement Benefits
	2014	2013	2014	2013
Service cost	$527	$691	$239	$216
Interest cost	1,966	1,666	534	477
Expected return on plan assets	(2,825)	(2,584)	—	—
Amortization of prior service cost	228	248	172	303
Amortization of actuarial loss	1,358	1,790	24	88
Special termination benefits	—	2,052	—	162

Net periodic benefit cost	$1,254	$3,863	$969	$1,246

The Company recorded an expense of $2,214 in net periodic benefit cost during the three months ended March 31, 2013 related to the remeasurement of its qualified defined benefit pension plans and post-retirement medical plans as a result of a voluntary early retirement program initiated during the quarter. There were no related charges during the three months ended March 31, 2014. Additionally, the Company recognized $1,105, net of tax, as a component of accumulated other comprehensive loss related to amortization of actuarial losses and prior service costs, at March 31, 2014.

The Company made no contributions to its qualified defined benefit plans during the three months ended March 31, 2014. The Company expects to make contributions of up to $9.4 million during the remainder of 2014 in order to maintain its desired funding status.

Note 16—COMMITMENTS AND CONTINGENCIES:

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

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $0.6 million to $2.1 million in the aggregate. At both March 31, 2014 and December 31, 2013, the amount accrued for future environmental-related costs was $1.2 million and $1.3 million, respectively. Of the total amount accrued at March 31, 2014, $0.1 million was expected to be paid within the next twelve months, and was included as a component of other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The remaining $1.1 million was recorded as a component of other noncurrent liabilities. During the three months ended March 31, 2014, the Company made payments of $0.1 million related to its environmental liabilities.

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

Note 17—SEGMENT REPORTING:

The Company has two reportable segments: the Titanium Segment and the EP&S Segment. The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products. Reportable segments are measured based on segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes.

A summary of financial information by reportable segment is as follows:

	Three Months Ended March 31,
	2014	2013 (As Restated)
Net sales:
Titanium Segment	$76,980	$96,825
Intersegment sales	25,046	16,268

Total Titanium Segment sales	102,026	113,093
EP&S Segment	97,565	92,377
Intersegment sales	27,966	15,843

Total EP&S Segment sales	125,531	108,220
Eliminations	53,012	32,111

Total consolidated net sales	$174,545	$189,202

Operating income (loss):
Titanium Segment before corporate allocations	$10,429	$16,137
Corporate allocations	(4,527)	(4,900)

Total Titanium Segment operating income	5,902	11,237
EP&S Segment before corporate allocations	1,811	8,092
Corporate allocations	(6,096)	(5,682)

Total EP&S Segment operating income (loss)	(4,285)	2,410

Total consolidated operating income	$1,617	$13,647

	March 31, 2014	December 31, 2013
Total assets:
Titanium Segment	$629,929	$604,123
EP&S Segment	605,271	585,867
General corporate assets	263,683	310,281
Assets of discontinued operations	1,460	5,274

Total consolidated assets	$1,500,343	$1,505,545

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 18—NEW ACCOUNTING STANDARDS:

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company does not expect this guidance to have a material impact on its Condensed Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Note 19—GUARANTOR SUBSIDIARIES:

The 2015 Notes and 2019 Notes (together, the “Notes”) are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several 100% owned subsidiaries (the “Guarantor Subsidiaries”) of RTI International Metals, Inc. (the “Parent”). Each Guarantor Subsidiary would be automatically released from its guarantee of the Notes if either (i) it ceased to be a guarantor under the Parent’s Credit Agreement or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.

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

The Condensed Consolidating Statement of Operations for the three months ended March 31, 2013 has been revised and restated for the correction of an error in the calculation of revenues and cost of sales related to contracts requiring the application of the percentage-of-completion revenue recognition methodology under ASC 605-35 and to correct the provision for income taxes related to the establishment of a full valuation allowance against the Company’s Canadian net deferred tax asset. The following table presents the Condensed Consolidating Statement of Operations as filed in the Company’s Amended Quarterly Report on Form 10-Q for the three months ended March 31, 2013 as filed with the SEC on September 24, 2013 and the restated balances as filed in the Annual Report. The revision and restatement impacts mainly revenues, cost of sales, the provision for income taxes, and all related subtotals for the non-guarantor subsidiaries. The non-guarantor subsidiary results have also been recast for the presentation of RTI Connecticut as a discontinued operation. Refer to Note 3 for details of restatement and revision adjustments. The revision and restatement adjustments had no impact on the Condensed Consolidating Statement of Cash Flows for the months ended March 31, 2013.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,123	$114,289	$(53,867)	$174,545
Costs and expenses:
Cost of sales	—	102,120	97,823	(53,867)	146,076
Selling, general, and administrative expenses (1)	947	12,158	12,763	—	25,868
Research, technical, and product development expenses	—	984	—	—	984

Operating income	(947)	(1,139)	3,703	—	1,617
Other income (expense), net	1,490	(838)	(117)	—	535
Interest income (expense), net	(5,815)	(1,202)	(540)	—	(7,557)
Equity in earnings of subsidiaries	1,458	348	975	(2,781)	—

Income before income taxes	(3,814)	(2,831)	4,021	(2,781)	(5,405)
Provision for (benefit from) income taxes	2	(1,530)	(61)	—	(1,589)

Net income (loss) attributable to continuing operations	$(3,816)	$(1,301)	$4,082	$(2,781)	$(3,816)

Net income (loss) attributable to discontinued operations, net of tax	$(365)	$—	$(365)	$365	$(365)

Net income (loss)	$(4,181)	$(1,301)	$3,717	$(2,416)	$(4,181)

Comprehensive income (loss)	$(7,195)	$(346)	$(376)	$722	$(7,195)

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2013

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$136,173	$103,464	$(50,435)	$189,202

Costs and expenses:
Cost of sales	—	113,470	86,914	(50,435)	149,949
Selling, general, and administrative expenses (1)	1,213	11,708	11,684	—	24,605
Research, technical, and product development expenses	—	1,001	—	—	1,001

Operating income	(1,213)	9,994	4,866	—	13,647
Other income (expense)	4,277	(2,384)	(1,334)	—	559
Interest income (expense), net	(4,417)	29	(377)	—	(4,765)
Equity in earnings of subsidiaries	5,646	(373)	106	(5,379)	—

Income before income taxes	4,293	7,266	3,261	(5,379)	9,441
Provision for (benefit from) income taxes	(675)	2,775	2,373	—	4,473

Net income attributable to continuing operations	$4,968	$4,491	$888	$(5,379)	$4,968

Net loss attributable to discontinued operations, net of tax	$(83)	$—	$(83)	$83	$(83)

Net income	$4,885	$4,491	$805	$(5,296)	$4,885

Comprehensive income (loss)	$9,500	$10,665	$(1,404)	$(9,261)	$9,500

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of March 31, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$136,217	$31,691	$—	$167,908
Short-term investments	—	128,197	—	—	128,197
Receivables, net	1,153	62,289	72,573	(28,316)	107,699
Inventories, net	—	277,630	174,543	—	452,173
Cost in excess of billings	—	4,323	3,215	—	7,538
Deferred income taxes	27,193	2,580	2,267	—	32,040
Assets of discontinued operations	—	—	1,460	—	1,460
Other current assets	11,653	2,786	5,985	—	20,424

Total current assets	39,999	614,022	291,734	(28,316)	917,439
Property, plant, and equipment, net	2,407	288,374	80,669	—	371,450
Goodwill	—	80,558	49,696	—	130,254
Other intangible assets, net	—	30,611	26,905	—	57,516
Other noncurrent assets	10,570	7,184	5,930	—	23,684
Intercompany investments	1,244,394	26,971	6,696	(1,278,061)	—

Total assets	$1,297,370	$1,047,720	$461,630	$(1,306,377)	$1,500,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,825	$57,136	$50,536	$(28,316)	$81,181
Accrued wages and other employee costs	4,242	11,994	6,854	—	23,090
Unearned revenue	—	—	16,632	—	16,632
Other accrued liabilities	12,636	3,854	7,857	—	24,347

Total current liabilities	18,703	72,984	81,879	(28,316)	145,250
Long-term debt	427,036	493	6,680	—	434,209
Intercompany debt	—	327,477	137,369	(464,846)	—
Liability for post-retirement benefits	—	43,640	—	—	43,640
Liability for pension benefits	6,040	7,255	159	—	13,454
Deferred income taxes	70,595	—	4,071	—	74,666
Unearned revenue	—	—	10,204	—	10,204
Other noncurrent liabilities	7,394	3,658	266	—	11,318

Total liabilities	529,768	455,507	240,628	(493,162)	732,741

Shareholders’ equity	767,602	592,213	221,002	(813,215)	767,602

Total liabilities and shareholders’ equity	$1,297,370	$1,047,720	$461,630	$(1,306,377)	$1,500,343

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$312,202	$31,435	$—	$343,637
Receivables, net	786	57,397	69,847	(22,759)	105,271
Inventories, net	—	265,621	164,467	—	430,088
Costs in excess of billings	—	3,800	1,577	—	5,377
Deferred income taxes	31,656	—	376	—	32,032
Assets of discontinued operations	—	—	5,274	—	5,274
Other current assets	9,425	2,984	4,538	—	16,947

Total current assets	41,867	642,004	277,514	(22,759)	938,626
Property, plant, and equipment, net	2,328	292,033	77,979	—	372,340
Goodwill	—	79,705	37,873	—	117,578
Other intangible assets, net	—	31,184	22,570	—	53,754
Other noncurrent assets	11,025	7,184	5,038	—	23,247
Intercompany investments	1,240,671	26,623	5,721	(1,273,015)	—

Total assets	$1,295,891	$1,078,733	$426,695	$(1,295,774)	$1,505,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,948	$54,111	$45,739	$(22,759)	$79,039
Accrued wages and other employee costs	6,598	14,093	9,096	—	29,787
Unearned revenue	—	288	15,337	—	15,625
Liabilities of discontinued operations	—	—	458	—	458
Other accrued liabilities	6,800	5,101	10,673		22,574

Total current liabilities	15,346	73,593	81,303	(22,759)	147,483
Long-term debt	422,634	738	6,928	—	430,300
Intercompany debt	—	357,144	106,633	(463,777)	—
Liability for post-retirement benefits	—	43,447	—	—	43,447
Liability for pension benefits	5,943	7,685	159	—	13,787
Deferred income taxes	70,006	—	4,072	—	74,078
Unearned revenue	—	—	10,470	—	10,470
Other noncurrent liabilities	7,988	3,763	255	—	12,006

Total liabilities	521,917	486,370	209,820	(486,536)	731,571

Shareholders’ equity	773,974	592,363	216,875	(809,238)	773,974

Total liabilities and shareholders’ equity	$1,295,891	$1,078,733	$426,695	$(1,295,774)	$1,505,545

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$1,279	$(13,239)	$(8,755)	$—	$(20,715)

Investing activities:
Investments in subsidiaries, net	—	(852)	852	—	—
Acquisitions, net of cash acquired	—	—	(21,797)	—	(21,797)
Capital expenditures	(43)	(4,026)	(2,781)	—	(6,850)
Short-term investments, net	—	(128,216)	—	—	(128,216)
Divestitures	—	—	3,281	—	3,281
Intercompany debt activity, net	(1,120)	—	30,761	(29,641)	—

Cash provided by (used in) investing activities	(1,163)	(133,094)	10,316	(29,641)	(153,582)

Financing activities:
Proceeds from exercise of employee stock options	539	—	—	—	539
Excess tax benefits from stock-based compensation activity	195	—	—	—	195
Parent company investments, net	—	234	(234)	—	—
Repayments on long-term debt	—	(245)	(239)	—	(484)
Intercompany debt activity, net	—	(29,641)	—	29,641	—
Purchase of common stock held in treasury	(850)	—	—	—	(850)

Cash provided by (used in) financing activities	(116)	(29,652)	(473)	29,641	(600)

Effect of exchange rate changes on cash and cash equivalents	—	—	(832)	—	(832)

Increase (decrease) in cash and cash equivalents	—	(175,985)	256	—	(175,729)
Cash and cash equivalents at beginning of period	—	312,202	31,435	—	343,637

Cash and cash equivalents at end of period	$—	$136,217	$31,691	$—	$167,908

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$6,727	$(21,290)	$(16,160)	$—	$(30,723)

Investing activities:
Acquisitions, net of cash acquired	—	—	—		—
Investments in subsidiaries, net	(2,300)	—	—	2,300	—
Capital expenditures	(220)	(6,420)	(2,520)		(9,160)
Investments, net	—	—	—		—
Intercompany debt activity, net (1)	(5,283)	—	14,069	(8,786)	—

Cash provided by (used in) investing activities	(7,803)	(6,420)	11,549	(6,486)	(9,160)

Financing activities:
Proceeds from exercise of employee stock options	1,239	—	—	—	1,239
Excess tax benefits from stock-based compensation activity	236	—	—	—	236
Parent company investments/dividends, net	—	34	2,266	(2,300)	—
Repayments on long-term debt	—	(220)	—	—	(220)
Intercompany debt activity, net (1)	—	(8,786)	—	8,786	—
Purchase of common stock held in treasury	(399)	—	—	—	(399)

Cash provided by (used in) financing activities	1,076	(8,972)	2,266	6,486	856

Effect of exchange rate changes on cash and cash equivalents	—	—	(148)	—	(148)

Increase (decrease) in cash and cash equivalents	—	(36,682)	(2,493)	—	(39,175)
Cash and cash equivalents at beginning of period		87,283	9,907	—	97,190

Cash and cash equivalents at end of period	$—	$50,601	$7,414	$—	$58,015

(1):	The Condensed Consolidating Statements of Cash Flows have been adjusted to reclassify intercompany debt activities between investing and financing activities, rather than entirely as financing activities as previously reported. These adjustments increased (decreased) cash flows from investing activities for the RTI International Metals, Inc. Parent Company, Non-Guarantor Subsidiaries, and Eliminations by $(5,283), $14,069, and $(8,786) and increased (decreased) cash flows from financing activities for the RTI International Metals, Inc. Parent Company, Non-Guarantor Subsidiaries, and Eliminations by $5,283, $(14,069), and $8,786, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in connection with the information contained in the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•	global economic and political uncertainties,

•	a significant portion of our revenue is concentrated within the commercial aerospace and defense industries and the limited number of potential customers within those industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives, including the Joint Strike Fighter (“JSF”) program,

•	long-term supply agreements and the impact if another party to a long-term supply agreement fails to fulfill its requirements under existing contracts or successfully manage its future development and production schedule,

•	our ability to successfully integrate newly acquired businesses,

•	if our internal controls are not effective, investors could lose confidence in our financial reporting,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	our dependence on products and services that are subject to price and availability fluctuations,

•	our ability to protect our data and systems against corruption and cyber-security threats and attacks,

•	fluctuations in our income tax obligations and effective income tax rate,

•	our ability to execute on new business awards,

•	demand for our products,

•	competition in the titanium industry,

•	the future availability and prices of raw materials,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	energy shortages or cost increases,

•	labor matters,

•	risks related to international operations,

•	our ability to attract and retain key personnel,

•	the ability to obtain access to financial markets and to maintain current covenant requirements,

•	potential costs for violations of applicable environmental, health, and safety laws,

•	the fluctuation of the price of our Common Stock, and

•	our ability to generate sufficient cash flow to satisfy our debt obligations.

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

Overview

Overview

We are a leading producer and global supplier of advanced titanium mill products and supplier of fabricated titanium and specialty metal components for the international aerospace, defense, medical device, energy, and other consumer and industrial markets. We conduct our global operations into two segments: the Titanium Segment and the Engineered Products and Services (“EP&S”) Segment.

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

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, additively manufacture, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston and Austin, Texas; Sullivan and Washington, Missouri; Laval, Canada; and Welwyn Garden City and Bradford, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products. For the three months ended March 31, 2014 and 2013, approximately 25% and 14%, respectively, of the Titanium Segment’s sales were to the EP&S Segment.

Trends and Uncertainties

The commercial aerospace industry, which represents our largest market, continues to strengthen as the ramp in production activity stays on track to support the largest commercial jet backlog in history. We see opportunities within this space to win additional sales through the spectrum of products and services that we offer within our EP&S Segment. We also continue to increase the use of titanium produced at our mill in these commercial aerospace applications, which we anticipate will drive margin benefits at an enterprise level. As we expand our offerings to the commercial aerospace market, we have experienced and may continue to experience increased costs related to the development of these offerings, which could have negative impacts on our operations. In addition, political instability in Russia and Ukraine and any potential sanctions related to that instability could have a negative impact on the commercial aerospace market.

We continue to experience short-term difficulties in our energy and medical device markets; however we see long-term profitable growth within these markets. Our energy market business has benefitted in the past from developmental-type projects for major oil and gas equipment OEMs, and while we anticipate more of this business as deepwater exploration migrates into deeper waters where titanium’s characteristics are more desirable, it is dependent on the ability to find titanium applications that are cost-effective for our customers. Within our medical device business, short-term pricing pressures related to the Patient Protection and Affordable Care Act are expected to be overcome by long-term growth resulting from aging populations and continued advances in medical technology.

U.S. defense spending continues to be a source of uncertainty, but we continue to see support for key programs such as the JSF and other aircraft, as well as a radar modernization program, which we believe provides stability for our defense market sales.

Results of Operations

Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(In millions except percentages)	2014	2013 (As Restated)	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$77.0	$96.8	$(19.8)	(20.5)%
EP&S Segment	97.5	92.4	5.1	5.5%

Total consolidated net sales	$174.5	$189.2	$(14.7)	(7.8)%

Shipments of prime mill product to trade customers decreased to 1.5 million pounds for the three months ended March 31, 2014 from 2.4 million pounds for the period ended March 31, 2013, which resulted in a sales decrease of $17.0 million, primarily relating to our commercial aerospace and military customers. The decrease in average realized selling prices of 5% to $16.83 per pound for the three months ended March 31, 2014 from $17.79 per pound for the three months ended March 31, 2013 resulted in a decrease in trade sales of $1.4 million.

The $5.1 million increase in the EP&S Segment’s net sales was primarily attributable to the Boeing 787 Pi Box program which increased net sales by $16.0 million and the acquisitions of RTI Extrusions Europe and RTI Directed Manufacturing, which increased net sales by $5.6 million. These increases were partially offset by decreases in net sales to the energy, medical device, and other commercial aerospace and defense markets of $8.1 million, $1.1 million, and $0.8 million respectively, and reduced sales related to the Boeing 747-8 program of $5.3 million.

Gross Profit. Gross profit for our reportable segments for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$16.3	21.2%	$21.5	22.2%	$(5.2)	(24.2)%
EP&S Segment	12.2	12.5%	17.8	19.3%	(5.6)	(31.5)%

Total consolidated gross profit	$28.5	16.3%	$39.3	20.8%	$(10.8)	(27.5)%

The decrease in the Titanium Segment’s gross profit was primarily attributable to lower sales volumes, a lower priced product mix, and lower duty drawback recoveries which reduced gross profit by $1.8 million, $3.2 million, and $1.4 million, respectively. These decreases were partially offset by a decrease of $1.6 million in employee-related costs attributable to an early retirement program enacted during the three months ended March 31, 2013.

The $5.6 million decrease in the EP&S Segment’s gross profit was primarily attributable to lower sales of the Boeing 747-8 program, as well as lower sales to the medical device and energy markets. These decreases were partially offset by increases in gross profit related to Pi Box shipments for the Boeing 787 program and the recent acquisition of RTI Extrusions Europe.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$9.4	12.2%	$9.2	9.5%	$0.2	2.2%
EP&S Segment	16.5	16.9%	15.4	16.7%	1.1	7.1%

Total consolidated SG&A	$25.9	14.8%	$24.6	13.0%	$1.3	5.3%

The $1.3 million increase in SG&A expenses was primarily related to the recent acquisitions of RTI Extrusions Europe and RTI Directed Manufacturing which increased SG&A expenses by $0.8 million. Additionally, severance costs associated with fixed cost reductions and increased costs related to audit and related compliance added $0.5 million of SG&A expenses.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $1.0 million for each of the three month periods ended March 31, 2014 and 2013, respectively. This spending reflects our continued focus on productivity and quality enhancements to our current manufacturing processes, as well as new product development.

Operating Income. Operating income for our reportable segments for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$5.9	7.7%	$11.2	11.6%	$(5.3)	(47.3)%
EP&S Segment	(4.3)	(4.4)%	2.4	2.6%	(6.7)	(279.2)%

Total consolidated operating income	$1.6	0.9%	$13.6	7.2%	$(12.0)	(88.2)%

Titanium Segment operating income decreased $5.3 million primarily due to lower sales volumes and a lower priced product mix during the quarter, as well as lower duty drawback recoveries during the three months ended March 31, 2014.

The $6.7 million decrease in the EP&S Segment’s operating income was driven by a reduction in the Boeing 747-8 program build-rate schedule, lower medical device volumes, the timing of energy market project completions, and expenses related to severance costs associated with fixed cost reductions. These decreases were partially offset by higher volumes related to the Boeing 787 program.

Other Income (Expense), Net. Other income (expense), net, was $0.5 million and $0.6 million for the three month periods ended March 31, 2014 and 2013, respectively. Other income consisted of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense. Interest income was not material for each of the three month periods ended March 31, 2014 and 2013. Interest expense for the three month periods ended March 31, 2014 and 2013 was $7.6 million and $4.8 million, respectively. The increase in interest expense was primarily related to the increased amount of debt outstanding during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, partially offset by lower interest rates on the debt.

Our interest expense for the three months ended March 31, 2014 and 2013 was attributable to the following:

	Three Months Ended March 31,
	2014	2013
1.625% Convertible Senior Notes due 2019	$4,649	$—
3.000% Convertible Senior Notes due 2015	2,247	4,287
Other	711	509

Total	$7,607	$4,796

Provision for (Benefit from) Income Taxes. We recognized a provision for (benefit from) income taxes of $(1.6) million, or 29.4% of pretax income, and $4.5 million, or 47.4% of pretax income, for federal, state, and foreign income taxes on continuing operations for the three months ended March 31, 2014 and 2013, respectively. Discrete items for the three months ended March 31, 2014 and 2013 were not material. The provision for income taxes as a percentage of pretax income for the three months ended March 31, 2014 decreased 18.0 percentage points compared to the three months ended March 31, 2013. The 18.0 percentage point decrease is illustrated in the table below:

Provision for income taxes as a percentage of pretax income for the three months ended March 31, 2013 (As Restated)		47.4%
Changes in income taxes as a percentage of pretax income:
Mix of foreign and domestic income	(24.7)
Change in valuation allowance	5.2
Other	1.5	(18.0)

Provision for income taxes as a percentage of pretax income for the three months ended March 31, 2014		29.4%

At December 31, 2010 and for all subsequent periods, we recorded a full valuation allowance against our Canadian net deferred tax asset due to our Canadian subsidiary’s cumulative losses over a number of years. For the three months ended March 31, 2014, our Canadian subsidiary generated taxable income, which reduced this valuation allowance. The reduction in the valuation allowance against our Canadian net deferred tax asset reduced the estimated annual effective income tax rate by 2.4 percentage points.

Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

On January 22, 2014, we purchased RTI Directed Manufacturing for $21.8 million in cash. The purchase was financed through cash on hand at the time of acquisition. On February 21, 2014, we completed the sale of RTI Connecticut for $3.3 million in cash.

Our Second Amended and Restated Credit Agreement (the “Credit Agreement”) provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and a facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement at any point during the three months ended March 31, 2014 or the year-ended December 31, 2013.

Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $167.9 million, our available-for-sale short-term investments of $128.2 million, and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating and strategic needs for the next twelve months.

The financial covenants and ratios under our Credit Agreement are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 2.0 to 1 at March 31, 2014. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 11.3 to 1 at March 31, 2014. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of March 31, 2014, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements. There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash used in operating activities. Cash used in operating activities for the three months ended March 31, 2014 and 2013 was $20.7 million and $30.7 million, respectively. The $10.0 million improvement was mainly due to lower spending on working capital during the first quarter of 2014 as compared to the same period in 2013, offset by income taxes paid during the quarter.

Cash used in investing activities. Cash used in investing activities for the three months ended March 31, 2014 and 2013 was $153.6 million and $9.2 million, respectively. For the three months ended March 31, 2014, investing outflows were primarily comprised of the purchase of available-for-sale short-term investments of $128.2 million, the purchase of RTI Directed Manufacturing for $21.8 million, and capital expenditures of $6.9 million, offset by the receipt of $3.3 million for the sale of RTI Connecticut. For the three months ended March 31, 2013, cash outflows from investing activities were comprised entirely of capital expenditures totaling $9.2 million.

Cash provided by (used in) financing activities. Cash provided by (used in) financing activities for the three months ended March 31, 2014 and 2013 was $(0.6) million and $0.9 million, respectively. For the three months ended March 31, 2014, financing outflows were primarily comprised of common-stock repurchases on employee stock-based compensation activity of $0.9 million and payments on capital leases of $0.5 million, partially offset by proceeds of $0.7 million related to employee stock activity. For the three months ended March 31, 2013, financing inflows were primarily comprised of proceeds from the exercise of employee stock options of $1.2 million, offset by repurchases of common stock related to employee stock-based compensation activity of $0.4 million.

Backlog

The Company’s order backlog for all markets was approximately $508 million as of March 31, 2014, compared to $516 million at December 31, 2013. Of the backlog at March 31, 2014, approximately $421 million is expected to be realized over the remainder of 2014. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs range from $0.6 million to $2.1 million in the aggregate. At March 31, 2014 and December 31, 2013, the amount accrued for future environmental-related costs was $1.2 million and $1.3 million, respectively. Of the amount accrued at March 31, 2014, $1.1 million is recorded in other noncurrent liabilities. During the three months ended March 31, 2014, payments related to our environmental liabilities were less than $0.1 million.

Duty Drawback

We had previously disclosed that we recorded duty drawback claims when payment was received from U.S. Customs and Border Protection (“U.S. Customs”), and would continue to do so until a pattern of payment against claims filed was established. As the payments received from U.S. Customs during 2013 essentially relieved the remaining backlog of historical claims filed, we believe that this, along with our reinstatement into U.S. Customs accelerated payment program during 2013, established a pattern of payments from U.S. Customs, as claims filed under this program are generally paid within three months of submission. As a result, during the three months ended March 31, 2014, we began recording duty drawback claims as credits to cost of sales as new claims were filed with U.S. Customs. As of March 31, 2014, there were no claims filed with U.S. Customs for which payment had not been received.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our Condensed Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March  18, 2014.

Item 4. Controls and Procedures.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the

Company’s disclosure controls and procedures were not effective as of March 31, 2014 due to the material weaknesses in internal control over financial reporting reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and which continued to exist as of March 31, 2014.

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

These material weaknesses did not result in any material misstatements to the financial statements during the three months ended March 31, 2014; however, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim Consolidated Financial Statements and financial statement schedule that would not be prevented or detected.

Remediation Plans

The Company continued to evaluate and enhance its internal control over financial reporting during the three months ended March 31, 2014.

The Company has started the evaluation process associated with the remediation of the deferred tax asset material weakness. The Company is assessing the relevant processes and controls to identify areas of enhancement. The Company will continue to take measures to address this material weakness.

The Company is working towards remediating the revenue recognition material weakness and continues to implement and enhance the internal controls with additional systematic and transactional-level controls. At this time, the control design and implementation is still in process. The Company will continue to work towards complete remediation of this material weakness and continue to perform the manual controls with a rigorous review process until a systematic approach is implemented to ensure accurate financial reporting.

The Company continues to improve the controls over the annual goodwill impairment analysis. New controls have been implemented and steps have been taken to remediate this material weakness. The Company will continue to implement additional controls and improve its execution against those controls in order to complete the remediation of this material weakness. In addition, as the Company continues to evaluate its disclosure controls and procedures and internal control over financial reporting, and take the steps detailed above, it may implement additional measures or may otherwise modify the remediation plans described above, if and as the Company deems necessary.

Changes in internal control over financial reporting

As described above, there have been changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 18, 2014, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” of this Report which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our Common Stock during the three months ended March 31, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1—31, 2014	26,833	$31.37	—	$2,973
February 1—28, 2014	269	$30.53	—	2,973
March 1—31, 2014	—	—	—	2,973

Total	27,102	$31.35	—

(1)	Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the Company’s 2004 Stock Plan.
(2)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were 27,102 shares of Common Stock surrendered to satisfy tax liabilities for the three months ended March 31, 2014. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended March 31, 2014. At March 31, 2014, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

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

Dated: May 7, 2014

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