Form 10-Q
period 2014-06-30
RTI INTERNATIONAL METALS INC
filed 2014-08-06
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of August 1, 2014 was 30,714,985.

RTI INTERNATIONAL METALS, INC. AND CONSOLIDATED SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “RTI,” “Company,” “Registrant,” “we,” “our,” and “us,” mean RTI International Metals, Inc., its predecessors, and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Net sales	$205,334	$199,123	$379,879	$388,325
Cost and expenses:
Cost of sales	163,022	155,346	309,098	305,295
Selling, general, and administrative expenses	23,631	22,314	49,499	46,919
Research, technical, and product development expenses	1,209	982	2,193	1,983

Operating income	17,472	20,481	19,089	34,128
Other income (expense), net	(375)	700	160	1,259
Interest income	95	50	145	81
Interest expense	(7,724)	(20,693)	(15,331)	(25,489)

Income before income taxes	9,468	538	4,063	9,979
Provision for (benefit from) income taxes	2,357	(521)	768	3,952

Net income attributable to continuing operations	$7,111	$1,059	$3,295	$6,027

Net loss attributable to discontinued operations, net of tax	(70)	(389)	(435)	(472)

Net income	$7,041	$670	$2,860	$5,555

Earnings per share attributable to continuing operations:
Basic	$0.23	$0.03	$0.11	$0.20

Diluted	$0.23	$0.03	$0.11	$0.20

Loss per share attributable to discontinued operations:
Basic	$—	$(0.01)	$(0.01)	$(0.02)

Diluted	$—	$(0.01)	$(0.01)	$(0.02)

Weighted-average shares outstanding:
Basic	30,499,809	30,306,545	30,472,209	30,266,584

Diluted	30,575,712	30,432,874	30,579,672	30,479,476

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Net income	$7,041	$670	$2,860	$5,555

Other comprehensive income (loss):
Foreign currency translation	4,002	(3,285)	(91)	(5,494)
Unrealized gain (loss) on investments,net of tax of $10, $(12), $(4) and $(12)	18	(21)	(8)	(21)
Benefit plan amortization, net of tax of $677, $767, $1,354 and $4,942	1,105	1,250	2,210	8,074

Other comprehensive income (loss), net of tax	5,125	(2,056)	2,111	2,559

Comprehensive income (loss)	$12,166	$(1,386)	$4,971	$8,114

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$148,953	$343,637
Short-term investments	143,602	—
Receivables, less allowance for doubtful accounts of $1,063 and $820	109,328	105,271
Inventories, net	450,451	430,088
Costs in excess of billings	7,331	5,377
Deferred income taxes	32,211	32,032
Assets of discontinued operations	806	5,274
Other current assets	20,629	16,947

Total current assets	913,311	938,626
Property, plant, and equipment, net	373,976	372,340
Goodwill	144,572	117,578
Other intangible assets, net	61,264	53,754
Other noncurrent assets	22,386	23,247

Total assets	$1,515,509	$1,505,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,423	$79,039
Accrued wages and other employee costs	27,273	29,787
Unearned revenues	10,944	15,625
Liabilities of discontinued operations	—	458
Other accrued liabilities	21,423	22,574

Total current liabilities	140,063	147,483
Long-term debt	442,406	430,300
Liability for post-retirement benefits	43,931	43,447
Liability for pension benefits	13,121	13,787
Deferred income taxes	76,304	74,078
Unearned revenues	5,435	10,470
Other noncurrent liabilities	12,966	12,006

Total liabilities	734,226	731,571

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 and 50,000,000 shares authorized; 31,558,149 and 31,399,661 shares issued; 30,708,631 and 30,593,251 shares outstanding	316	314
Additional paid-in capital	535,436	532,249
Treasury stock, at cost; 849,518 and 806,410 shares	(19,649)	(18,798)
Accumulated other comprehensive loss	(38,286)	(40,397)
Retained earnings	303,466	300,606

Total shareholders’ equity	781,283	773,974

Total liabilities and shareholders’ equity	$1,515,509	$1,505,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	Six months ended June 30,
	2014	2013 (As Restated)
OPERATING ACTIVITIES:
Net income	$2,860	$5,555
Adjustment for non-cash items included in net income:
Depreciation and amortization	22,203	21,753
Goodwill impairment	—	484
Deferred income taxes	—	3,539
Stock-based compensation	2,745	3,126
Excess tax benefits from stock-based compensation activity	(197)	(376)
Amortization of discount on long-term debt	8,915	6,569
Amortization of debt issuance costs	928	753
Deferred financing cost writedown	—	1,498
Other	(33)	(102)

Changes in assets and liabilities:
Receivables	(1,941)	(3,054)
Inventories	(16,944)	(34,555)
Accounts payable	(1,102)	(12,900)
Income taxes payable	(4,187)	(8,356)
Unearned revenue	(9,703)	23,352
Cost in excess of billings	(1,953)	1,065
Other current assets and liabilities	(4,874)	(11,081)
Other assets and liabilities	1,946	3,349

Cash provided by (used in) operating activities	(1,337)	619

INVESTING ACTIVITIES:
Purchase of investments	(168,555)	(128,291)
Acquisitions, net of cash acquired	(37,217)	—
Capital expenditures	(13,606)	(19,665)
Divestitures	3,281	10,475
Maturity/sale of investments	25,000	—

Cash used in investing activities	(191,097)	(137,481)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	709	1,489
Excess tax benefits from stock-based compensation activity	197	376
Borrowings on long-term debt	—	402,500
Repayments on long-term debt	(1,411)	(120,362)
Purchase of common stock held in treasury	(851)	(399)
Financing fees	—	(12,370)

Cash provided by (used in) financing activities	(1,356)	271,234

Effect of exchange rate changes on cash and cash equivalents	(894)	(129)

Increase (decrease) in cash and cash equivalents	(194,684)	134,243
Cash and cash equivalents at beginning of period	343,637	97,190

Cash and cash equivalents at end of period	$148,953	$231,433

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures accrued in accounts payable	$1,110	$(5,595)
Capital leases entered into during the period	$4,722	$—
Issuance of common stock for restricted stock awards	$2,781	$3,378

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

The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2014 (the “Annual Report”).

On April 25, 2014, following shareholder approval at the Company’s Annual Meeting of Shareholders (the “Annual Meeting”), the Company filed a Certificate of Amendment with the Ohio Secretary of State which amended the Company’s Amended and Restated Articles of Incorporation by (1) increasing the number of the Company’s authorized common shares from 50,000,000 to 100,000,000 and (2) deleting the authorized but unissued Series A Junior Participating Preferred Stock.

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

On June 3, 2014, the Company acquired all of the issued and outstanding common stock of Dynamet Technology, Inc. (“Dynamet Technology”), an industry innovator in titanium powder metallurgy and a supplier of near-net shape titanium and titanium alloy preforms and components to commercial aerospace, defense, biomedical, and industrial customers.

On January 22, 2014, the Company acquired all of the issued and outstanding common stock of Directed Manufacturing, Inc. (“RTI Directed Manufacturing”), a leader in additively manufacturing metals and plastics, using 3-D printing technology, for commercial production and engineering development applications.

Details of the acquisitions of Dynamet Technology and RTI Directed Manufacturing, as well as the acquisition of RTI Extrusions Europe in October 2013, are presented in Note 4 to these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company completed the sale of the specialty metals business of Bow Steel Corporation (“RTI Connecticut”) on February 21, 2014, for approximately $3.3 million in cash. The results of RTI Connecticut have been presented as discontinued operations for the three and six months ended June 30, 2014. The results of Pierce-Spafford Metals Company, Inc. (“RTI Pierce Spafford”), which was sold in 2013, are reported along with results of RTI Connecticut as discontinued operations for the three and six months ended June 30, 2013. Refer to Note 5 to these Condensed Consolidated Financial Statements for further details surrounding the discontinued operations of the Company.

The Company conducts business in two segments: the Titanium Segment and the Engineered Products and Services (“EP&S”) Segment. The structure reflects the Company’s presence as an integrated supplier of advanced titanium mill products as well as engineered and fabricated components across the entire supply chain.

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles and Canton, Ohio; Martinsville, Virginia; Norwalk, California; Burlington, Massachusetts; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steelmaking customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

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

Note 3—RESTATEMENTS AND REVISIONS:

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013, the Company revised its Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 for computational errors in the calculation of revenues and cost of sales on contracts requiring the application of the percentage-of-completion revenue recognition methodology under ASC 605-35 and opening balance sheet corrections related to deferred taxes and goodwill associated with its acquisition of RTI Remmele Engineering. In the Annual Report, the Company subsequently restated its Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 to establish a full valuation allowance against its Canadian net deferred tax asset, and to correct the related provision for income taxes. The following tables set forth the impact of the revision and restatements, as well as adjustments for the presentation of RTI Connecticut as a discontinued operation, on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows as filed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 as filed with the SEC on September 24, 2013.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4—ACQUISITIONS:

Dynamet Technology. On June 3, 2014, the Company purchased all of the outstanding common stock of Dynamet Technology for total consideration of approximately $19.2 million, including $15.5 million in cash, $1.6 million in contingent consideration, and the assumption of $2.1 million in liabilities. Dynamet Technology is an industry innovator in titanium powder metallurgy and a supplier of near-net shape titanium and titanium alloy preforms and components to commercial aerospace, defense, biomedical and industrial customers. Subsequent to its acquisition, Dynamet Technology was merged into the Company’s RTI Niles subsidiary, which is part of the Titanium Segment. From the acquisition date through June 30, 2014, Dynamet Technology generated revenues of $0.1 million and an operating loss of $(0.1) million.

The preliminary purchase price allocation, which has not been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$392
Inventories	174
Plant and equipment	101
Intangible assets:
Customer relationships	3,500
Developed technology	1,000
Backlog	100
Goodwill	13,954
Liabilities assumed:
Current liabilities	(389)
Deferred tax liabilities	(1,724)
Contingent consideration	(1,600)

Net assets acquired	$15,508

Goodwill is primarily attributable to the Company’s exposure to new materials and production methods, which could enhance the Company’s existing product offerings, and is not deductible for income tax purposes. Customer relationships and developed technology intangible assets are being amortized over a seven-year useful life, while the backlog intangible asset is being amortized over a one-year useful life. The entire purchase price allocation remained open at June 30, 2014.

Pro forma financial information has not been prepared for the acquisition of Dynamet Technology as the acquisition was not material to the Condensed Consolidated Financial Statements.

RTI Directed Manufacturing. On January 22, 2014, the Company purchased all of the outstanding common stock of RTI Directed Manufacturing for total consideration of approximately $22.3 million, including $21.7 million in cash and the assumption of $0.6 million in liabilities. RTI Directed Manufacturing additively manufactures products using 3-D printing technology for a variety of markets. The results of RTI Directed Manufacturing are reported in the EP&S Segment. From the acquisition date through June 30, 2014, RTI Directed Manufacturing generated revenues of $1,352 and an operating loss of $(642).

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The preliminary purchase price allocation, which has not been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$746
Inventories	663
Plant and equipment	2,589
Intangible assets:
Customer relationships	3,000
Directed Manufacturing trade name	1,000
Developed technology	1,300
Goodwill	12,982
Liabilities assumed:
Current liabilities	(571)

Net assets acquired	$21,709

Goodwill is primarily attributable to RTI Directed Manufacturing’s assembled workforce and exposure to new customers for the Company’s products, and without the Federal tax election noted below is not deductible for income tax purposes. Customer relationships and developed technology are being amortized over a seven-year useful life. Trade names are not amortized as the Company believes that these assets have an indefinite life and the Company intends to continue the use of the Directed Manufacturing name indefinitely. The Company previously disclosed that it was evaluating the appropriateness of a 338(h)(10) election under the Internal Revenue Code (the “I.R.C.”), which would allow the Company to step-up the tax basis of acquired assets to fair value as presented in the purchase price allocation. The Company has since determined that the election is appropriate, and as a result a significant portion of the purchase price will be deductible for U.S. tax purposes under the provisions of I.R.C Section 197. The entire purchase price allocation remained open at June 30, 2014.

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

The purchase price allocation, which has been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$4,827
Inventories	5,230
Plant and equipment	4,346
Intangible assets:
Customer relationships	3,600
Backlog	100
Goodwill	2,285
Liabilities assumed:
Current liabilities	(2,621)
Deferred tax liabilities	(1,553)

Net assets acquired	$16,214

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The customer relationship intangible asset is being amortized over a seven-year useful life, while the fully-amortized backlog was amortized over a six-month useful life. Goodwill is primarily attributable to the assembled workforce of RTI Extrusions Europe. Goodwill is not deductible for tax purposes.

Note 5—DISCONTINUED OPERATIONS:

As previously disclosed, in conjunction with the reorganization of its reportable segments in 2013, the Company evaluated its long-term growth strategy and determined it would sell or seek other strategic alternatives for its non-core service centers, RTI Connecticut and RTI Pierce Spafford. In February 2014, the Company completed the sale of the assets of RTI Connecticut for approximately $3.3 million in cash. In April 2013, the Company completed the sale of RTI Pierce Spafford for approximately $12.4 million in cash, of which $10.5 million has been received as of June 30, 2014 with the remainder expected to be received later in 2014.

The results of RTI Connecticut, including all fair value adjustments and losses on the completed sale, have been presented as results from discontinued operations for the three and six months ended June 30, 2014 on the Company’s Condensed Consolidated Statements of Operations, while the results of both RTI Connecticut and RTI Pierce Spafford are presented as results of discontinued operations for the three and six months ended June 30, 2013. The assets and liabilities of RTI Connecticut have been classified on the Company’s Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations.

The Company’s results from discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$222	$3,836	$804	$12,529
Loss before income taxes	(79)	(601)	(574)	(635)
Benefit from income taxes	(9)	(212)	(139)	(163)
Net loss from discontinued operations	(70)	(389)	(435)	(472)

Assets and liabilities of discontinued operations were comprised of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
ASSETS
Accounts receivable, net	$189	$594
Inventories, net	617	4,555
Property, plant and equipment, net	—	105
Other current assets	—	20

Total assets of discontinued operations	$806	$5,274

LIABILITIES
Accounts payable	$—	$326
Accrued wages and other employment costs	—	96
Other liabilities	—	36

Total liabilities of discontinued operations	$—	$458

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 6—ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss at June 30, 2014 and December 31, 2013 were as follows:

	Foreign Currency Translation	Actuarial Losses on Benefit Plans	Unrealized Losses on Investments	Total
Balance at December 31, 2013	$5,780	$(46,177)	$—	$(40,397)
Other comprehensive loss before reclassifications, net of tax	(91)	—	(8)	(99)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	2,210	—	2,210

Accumulated other comprehensive loss at June 30, 2014	$5,689	$(43,967)	$(8)	$(38,286)

Amounts reclassified from accumulated other comprehensive income to net periodic pension expense during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of defined benefit pension items
Actuarial losses and prior service costs	$1,782	$2,017	$3,564	$4,446
Special termination benefits	—	—	—	2,214
Tax benefit	(677)	(767)	(1,354)	(2,529)

Total reclassifications	$1,105	$1,250	$2,210	$4,131

These amounts have been used in the calculation of net periodic benefit cost for the three and six months ended June 30, 2014 and 2013. Refer to Note 15 for further information about the Company’s benefit plans.

Note 7—STOCK-BASED COMPENSATION:

On April 25, 2014, the Company established the 2014 Stock and Incentive Plan (the “2014 Plan”) after receiving approval from its shareholders at the Annual Meeting. The 2014 Plan authorized for issuance 3,500,000 common shares, which includes approximately 711,000 shares that were never issued under the expired RTI International Metals, Inc. 2004 Stock Plan (the “2004 Plan”). Additionally, shares that are currently subject to previously granted awards under the 2004 Plan would become available for awards under the 2014 Plan in the event of forfeiture, expiration or termination of a 2004 Plan award or in the event shares are delivered in payment for or are withheld for taxes in connection with a 2004 Plan award.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2014, and the activity during the six months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2013	526,736
Granted	93,472
Forfeited	(18,052)
Expired	(20,953)
Exercised	(27,080)

Outstanding at June 30, 2014	554,123

Exercisable at June 30, 2014	393,061

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2014
Risk-free interest rate	1.49%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	55.00%

The weighted-average grant date fair value of stock option awards granted during the six months ended June 30, 2014 was $15.00.

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2014, and the activity during the six months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2013	213,475
Granted	93,806
Vested	(92,259)
Forfeited	(15,970)

Nonvested at June 30, 2014	199,052

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2014 was $29.64.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards

A summary of the Company’s performance share awards as of June 30, 2014, and the activity during the six months then ended, is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2013	154,333	308,666
Granted	70,875	141,750
Vested	(42,442)	(84,884)
Forfeited	(19,350)	(38,700)

Outstanding at June 30, 2014	163,416	326,832

The performance awards issued in 2014 have both market and performance vesting conditions. The payout of fifty percent of the awards is based upon the Company’s total shareholder return compared to the total shareholder return of a relative peer group over a three-year period. These awards were valued using a Monte Carlo model. The payout of the remaining fifty percent of the awards is based upon the Company’s diluted earnings per share growth over a three-year period. These awards have been accounted for as awards with performance conditions using the market value of the Company’s Common Stock on the date of issuance. Expense on these awards is recognized over the performance period and is determined based on the probability that the performance targets will be achieved. The weighted-average grant-date fair value of these shares awarded during the six months ended June 30, 2014 was $34.96.

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

For the six months ended June 30, 2014, the estimated annual effective tax rate applied to ordinary income from continuing operations was 24.1%, compared to a rate of 36.6% for the six months ended June 30, 2013. The Company’s effective income tax rate decreased 12.5 percentage points from 2013 principally because no tax expense was recorded on income expected to be earned in 2014 by the Company’s Canadian subsidiary, and no tax benefit was recognized in prior years when Canadian net operating losses generated by this subsidiary were generated.

Due to the Canadian subsidiary’s cumulative losses over a number of years, the Company recorded a full valuation allowance at December 31, 2010 and for all subsequent periods, against its Canadian net deferred tax asset position which is principally comprised of net operating losses. At June 30, 2014, the Company’s projected Canadian net deferred tax asset totaled $31.5 million, with an offsetting valuation allowance of the same amount.

For the six months ended June 30, 2014 and for the full year, the Company’s Canadian subsidiary is expected to generate taxable income, which will not attract a tax charge for financial statement purposes, since no benefit was recognized in prior years for the net operating losses that are offsetting the current year taxable income. The effect of utilizing these Canadian net operating losses for which a benefit is not currently recognized reduced the Company’s estimated annual effective income tax rate by 2.7 percentage points.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Inclusive of discrete items, the Company recorded a provision for income taxes of $768, or 18.9% of pretax income from continuing operations, and $3,952 (as restated), or 39.6% of pretax income from continuing operations, for federal, state, and foreign income taxes for the six months ended June 30, 2014 and 2013, respectively. Discrete items for the six months ended June 30, 2014 were not material; while a $1,225 discrete benefit was reflected for the six months ended June 30, 2013 primarily related to adjustments to prior years’ taxes resulting from the settlement of an audit during that period.

Note 9—EARNINGS PER SHARE:

Basic earnings per share (“EPS”) was computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted EPS was calculated by dividing net income attributable to common shareholders by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented. The Company’s restricted stock awards are considered participating securities. As such, the Company uses the two-class method to compute basic and diluted earnings per share.

At June 30, 2014, the Company had $114.4 million aggregate principal amount of its 3.000% Convertible Senior Notes due December 2015 (the “2015 Notes”) and $402.5 million aggregate principal amount of its 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”) outstanding. At both June 30, 2014 and 2013, the shares underlying the 2015 Notes and 2019 Notes and certain stock options were excluded from the calculation of diluted EPS as their effects were antidilutive.

Shares excluded from the calculation of EPS for the three and six months ending June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
2015 Notes	3,185,213	3,185,213	3,185,213	3,185,213
2019 Notes	9,885,561	9,885,561	9,885,561	9,885,561
Antidilutive options (1)	373,583	326,043	371,192	317,013

(1)	Average option price of shares excluded from calculation of earnings per share were $40.38 and $43.01 for the three months ended June 30, 2014 and 2013, respectively and $40.75 and $43.59 for the six months ended June 30, 2014 and 2013, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Numerator:
Net income from continuing operations before allocation of earnings to participating securities	$7,111	$1,059	$3,295	$6,027
Less: Earnings allocated to participating securities	(44)	(5)	(18)	(39)

Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	$7,067	$1,054	$3,277	$5,988

Net loss from discontinued operations before allocation of earnings to participating securities	$(70)	$(389)	$(435)	$(472)
Less: Earnings allocated to participating securities	—	—	—	—

Net loss from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$(70)	$(389)	$(435)	$(472)

Denominator:
Basic weighted-average shares outstanding	30,499,809	30,306,545	30,472,209	30,266,584
Effect of dilutive securities	75,903	126,329	107,463	212,892

Diluted weighted-average shares outstanding	30,575,712	30,432,874	30,579,672	30,479,476

Earnings per share attributable to continuing operations:
Basic	$0.23	$0.03	$0.11	$0.20
Diluted	$0.23	$0.03	$0.11	$0.20

Earnings (loss) per share attributable to discontinued operations:
Basic	$—	$(0.01)	$(0.01)	$(0.02)
Diluted	$—	$(0.01)	$(0.01)	$(0.02)

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

Cash, cash equivalents, and short-term investments consist of the following:

	June 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$68,120	$62,394
Cash equivalents:
Commercial paper	24,798	150,978
Money market mutual funds	56,035	130,265

Total cash and cash equivalents	148,953	343,637

Short-term investments:
Commercial paper	143,602	—

Total short-term investments	143,602	—

Total cash, cash equivalents, and short-term investments	$292,555	$343,637

The Company had no short-or long-term investments at December 31, 2013. The Company’s short-term investments at June 30, 2014 were as follows:

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
As of June 30, 2014
Commercial Paper	$143,614	$—	$12	$143,602

Total	$143,614	$—	$12	$143,602

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company typically purchases its available-for-sale debt securities either at a premium or a discount. The premium or discount is amortized over the remaining term of each security using the interest method. Amortization is recorded as either a decrease to interest income for premiums or an increase to interest income for discounts. For the six months ended June 30, 2014, net amortization of premiums and discounts was immaterial.

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent. All of the Company’s investments had contractual maturities of less than one year at June 30, 2014.

As of June 30, 2014, no investments classified as available-for-sale have been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of June 30, 2014 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

Note 11—FAIR VALUE MEASUREMENTS:

For certain of the Company’s financial instruments and account groupings, including cash, accounts receivable, costs in excess of billings, accounts payable, accrued wages and other employee costs, unearned revenue, and other accrued liabilities, the carrying value approximates fair value.

Listed below are the Company’s assets and liabilities and their fair values, which are measured at fair value on a recurring basis, as of June 30, 2014. The Company uses trading prices near the balance sheet date to determine the fair value of its assets measured on a recurring basis. The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future revenues related to the Dynamet Technology acquisition. The contingent consideration is to be paid over the next 10 years, and there is no limit to the potential amount of contingent consideration. The Company is still in the process of finalizing the purchase price allocation related to the Dynamet Technology acquisition. The Company held no assets or liabilities measured at fair value on a recurring basis as of December 31, 2013. There were no transfers between levels for the six months ended June 30, 2014.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets measured on a recurring basis as of June 30, 2014:
Commercial Paper	$—	$143,602	$—	$143,602

Total	$—	$143,602	$—	$143,602

Liabilities measured on a recurring basis as of June 30, 2014:
Contingent Consideration	$—	$—	$1,600	$1,600

Total	$—	$—	$1,600	$1,600

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$148,953	$148,953	$343,637	$343,637
Current portion of long-term debt	$2,489	$2,489	$1,914	$1,914
Long-term debt	$442,406	$520,541	$430,300	$559,986

The fair value of long-term debt was estimated based on significant observable inputs, including recent trades and trading levels of the outstanding debt on June 30, 2014 and December 31, 2013 (Level 2).

Note 12—INVENTORIES:

Inventories were valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 49% and 56% of the Company’s inventories at June 30, 2014 and December 31, 2013, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). As of June 30, 2014 and December 31, 2013, the current FIFO cost of inventories exceeded their LIFO carrying value by $45,374 and $50,709, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials and supplies	$150,522	$166,359
Work-in-process and finished goods	345,303	314,438
LIFO reserve	(45,374)	(50,709)

Total inventories	$450,451	$430,088

Note 13—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill. The Company does not amortize goodwill; however, the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there were no impairments during the first six months of 2014, uncertainties or other factors that could result in a potential impairment in future periods include:

•	the Company’s ability to improve the operational performance of its Medical Device Fabrication reporting unit,

•	unfavorable changes in program pricing, reductions in expected demand, or future production delays related to the Boeing 787 program, and

•	any cancellation of one of the other major aerospace programs in which the Company currently participates, including the Joint Strike Fighter program, the Airbus family of aircraft, including the A380 and A350XWB programs, or the Boeing 747-8 program.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

At both June 30, 2014 and December 31, 2013, the EP&S Segment had accumulated goodwill impairment losses of $22,858, while the Titanium Segment had no accumulated goodwill impairment losses. The carrying amounts of goodwill attributable to each segment at December 31, 2013 and June 30, 2014 were as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2013	$9,662	$107,916	$117,578
Additions (Note 4)	13,954	12,982	26,936
Purchase price allocation adjustment	—	100	100
Translation adjustment	—	(42)	(42)

June 30, 2014	$23,616	$120,956	$144,572

Intangibles. Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. The fair values of these intangible assets were originally determined at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets are reduced, a write-down or acceleration of the amortization period may be required. Trade names are not amortized, as the Company believes that these assets have an indefinite life as the Company currently intends to continue use of the Remmele and Directed Manufacturing names indefinitely. Other intangible assets are being amortized over the following periods:

Intangible Asset	Amortization Period
Customer relationships	7-20 years
Developed technology	7-20 years
Backlog	2 years or less

There were no intangible assets attributable to the Titanium Segment at December 31, 2013. The acquisition of Dynamet Technology in June 2014 is incorporated into the Titanium Segment. The carrying amounts of intangible assets attributable to each segment at December 31, 2013 and June 30, 2014 were as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2013	$—	$53,754	$53,754
Intangible assets acquired (Note 4)	4,600	5,300	9,900
Amortization	(54)	(2,202)	(2,256)
Translation adjustment	—	(134)	(134)

June 30, 2014	$4,546	$56,718	$61,264

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 14—LONG-TERM DEBT:

Long-term debt consisted of:

	June 30, 2014	December 31, 2013
$402.5 million aggregate principal amount 1.625% Convertible Senior Notes due 2019	$325,702	$319,569
$114.4 million aggregate principal amount 3.000% Convertible Senior Notes due 2015	105,847	103,065
Capital leases	13,346	9,580

Total debt	444,895	432,214
Less: Current portion of capital leases	(2,489)	(1,914)

Total long-term debt	$442,406	$430,300

During the three and six months ended June 30, 2014, the Company recorded, as a component of interest expense, long-term debt discount amortization of $4,512 and $8,915, respectively. Interest expense from the amortization of debt issuance costs was $472 and $928 for the three and six months ended June 30, 2014, respectively. No interest was capitalized for the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2013, the Company recorded, as a component of interest expense, long-term debt discount amortization of $3,764 and $6,326, respectively. Interest expense from the amortization of debt issuance costs was $428 and $753 for the three and six months ended June 30, 2013, respectively. The Company did not capitalize any interest during the three or six months ended June 30, 2013.

Note 15—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2014 and 2013 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$527	$594	$1,054	$1,285	$240	$177	$479	$393
Interest cost	1,966	1,715	3,932	3,381	533	481	1,067	958
Expected return on plan assets	(2,827)	(2,615)	(5,652)	(5,199)	—	—	—	—
Amortization of prior service cost	229	248	457	496	172	304	344	607
Amortization of actuarial loss	1,358	1,412	2,716	3,202	23	53	47	141
Special termination benefits	—	—	—	2,052	—	—	—	162

Net periodic benefit cost	$1,253	$1,354	$2,507	$5,217	$968	$1,015	$1,937	$2,261

Additionally, the Company recognized $1,105 and $2,210, net of tax, as a component of accumulated other comprehensive loss related to amortization of actuarial losses and prior service costs, for the three and six months ended June 30, 2014, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company recorded an expense of $2,214 in net periodic benefit cost during the six months ended June 30, 2013 related to the remeasurement of its qualified defined benefit pension plans and post-retirement medical plans as a result of a voluntary early retirement program initiated during the period. There were no related charges during the three or six months ended June 30, 2014.

The Company made no contributions to its qualified defined benefit plans during the six months ended June 30, 2014. The Company expects to make contributions of up to $1,100 during the remainder of 2014 in order to maintain its desired funding status.

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

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $0.5 million to $2.1 million in the aggregate. At June 30, 2014 and December 31, 2013, the amount accrued for future environmental-related costs was $1.2 million and $1.3 million, respectively. Of the total amount accrued at June 30, 2014, $0.1 million was expected to be paid within the next twelve months, and was included as a component of other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The remaining $1.1 million was recorded as a component of other noncurrent liabilities. During the three months ended June 30, 2014, there were no payments made related to environmental liabilities, and during the six months ended June 30, 2014, the Company made payments of $0.1 million related to its environmental liabilities.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 17—SEGMENT REPORTING:

The Company has two reportable segments: the Titanium Segment and the EP&S Segment. The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products. Reportable segments are measured by the Company’s Chief Operating Decision Maker based on revenues and segment operating income after an allocation of certain corporate items such as general corporate overhead and expenses. Assets of general corporate activities include unallocated cash and deferred taxes. A summary of financial information by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Net sales:
Titanium Segment	$83,318	$83,521	$160,298	$180,346
Intersegment sales	22,547	25,350	47,593	41,618

Total Titanium Segment sales	105,865	108,871	207,891	221,964
EP&S Segment	122,016	115,602	219,581	207,979
Intersegment sales	22,115	17,196	50,081	33,039

Total EP&S Segment sales	144,131	132,798	269,662	241,018
Eliminations	44,662	42,546	97,674	74,657

Total consolidated net sales	$205,334	$199,123	$379,879	$388,325

Operating income:
Titanium Segment before corporate allocations	$12,381	$21,474	$22,810	$37,611
Corporate allocations	(4,518)	(4,510)	(9,045)	(9,410)

Total Titanium Segment operating income	7,863	16,964	13,765	28,201
EP&S Segment before corporate allocations	15,715	7,740	17,526	16,729
Corporate allocations	(6,106)	(4,223)	(12,202)	(10,802)

Total EP&S Segment operating income	9,609	3,517	5,324	5,927

Total consolidated operating income	$17,472	$20,481	$19,089	$34,128

	June 30, 2014	December 31, 2013
Total assets:
Titanium Segment	$648,943	$604,123
EP&S Segment	616,101	585,867
General corporate assets	249,659	310,281
Assets of discontinued operations	806	5,274

Total consolidated assets	$1,515,509	$1,505,545

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 18—NEW ACCOUNTING STANDARDS:

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation—Stock Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this ASU on its Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating the impact of the adoption of this ASU on its Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance during the six months ended June 30, 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during six months ended June 30, 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the six months ended June 30, 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2013 have been revised and restated for the correction of an error in the calculation of revenues and cost of sales related to contracts requiring the application of the percentage-of-completion revenue recognition methodology under ASC 605-35 and to correct the provision for income taxes related to the establishment of a full valuation allowance against the Company’s Canadian net deferred tax asset. The following table presents the Condensed Consolidating Statements of Operations as filed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed with the SEC on September 24, 2013 and the restated balances as filed in the Annual Report. The revision and restatement impacts mainly revenues, cost of sales, the provision for income taxes, and all related subtotals for the non-guarantor subsidiaries. The non-guarantor subsidiary results have also been recast for the presentation of RTI Connecticut as a discontinued operation. Refer to Note 3 for details of restatement adjustments. The revision and restatement adjustments had no impact on the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,503	$135,446	$(49,615)	$205,334
Costs and expenses:
Cost of sales	—	104,233	108,404	(49,615)	163,022
Selling, general, and administrative expenses (1)	(379)	11,149	12,861	—	23,631
Research, technical, and product development expenses	—	1,196	13	—	1,209

Operating income	379	2,925	14,168	—	17,472
Other income (expense), net	1,217	(979)	(613)	—	(375)
Interest income (expense), net	(5,942)	(1,043)	(644)	—	(7,629)
Equity in earnings of subsidiaries	10,077	218	327	(10,622)	—

Income before income taxes	5,731	1,121	13,238	(10,622)	9,468
Provision for (benefit from) income taxes	(1,380)	514	3,223	—	2,357

Net income (loss) attributable to continuing operations	$7,111	$607	$10,015	$(10,622)	$7,111

Net income (loss) attributable to discontinued operations, net of tax	$(70)	$—	$(70)	$70	$(70)

Net income (loss)	$7,041	$607	$9,945	$(10,552)	$7,041

Comprehensive income (loss)	$12,166	$1,554	$13,947	$(15,501)	$12,166

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses. A credit in parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2013

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$136,778	$119,617	$(57,272)	$199,123

Costs and expenses:
Cost of sales	—	108,580	104,038	(57,272)	155,346
Selling, general, and administrative expenses (1)	491	11,034	10,789	—	22,314
Research, technical, and product development expenses	—	982	—	—	982

Operating income	(491)	16,182	4,790	—	20,481
Other income (expense)	(4,167)	1,104	3,763	—	700
Interest income (expense), net	(5,605)	(8,668)	(6,370)	—	(20,643)
Equity in earnings of subsidiaries	7,364	263	847	(8,474)	—

Income before income taxes	(2,899)	8,881	3,030	(8,474)	538
Provision for (benefit from) income taxes	(3,958)	2,101	1,336	—	(521)

Net income attributable to continuing operations	$1,059	$6,780	$1,694	$(8,474)	$1,059

Net loss attributable to discontinued operations, net of tax	$(389)	$—	$(389)	$389	$(389)

Net income	$670	$6,780	$1,305	$(8,085)	$670

Comprehensive income (loss)	$(1,386)	$7,862	$(1,978)	$(5,884)	$(1,386)

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$233,626	$249,735	$(103,482)	$379,879

Costs and expenses:
Cost of sales	—	206,353	206,227	(103,482)	309,098
Selling, general, and administrative expenses (1)	568	23,307	25,624	—	49,499
Research, technical, and product development expenses	—	2,180	13	—	2,193

Operating income	(568)	1,786	17,871	—	19,089
Other income (expense), net	2,707	(1,817)	(730)	—	160
Interest income (expense), net	(11,757)	(2,245)	(1,184)	—	(15,186)
Equity in earnings of subsidiaries	11,535	566	1,302	(13,403)	—

Income before income taxes	1,917	(1,710)	17,259	(13,403)	4,063
Provision for (benefit from) income taxes	(1,378)	(1,016)	3,162	—	768

Net income (loss) attributable to continuing operations	$3,295	$(694)	$14,097	$(13,403)	$3,295

Net income (loss) attributable to discontinued operations, net of tax	$(435)	$—	$(435)	$435	$(435)

Net income (loss)	$2,860	$(694)	$13,662	$(12,968)	$2,860

Comprehensive income (loss)	$4,971	$1,208	$13,571	$(14,779)	$4,971

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2013

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$272,951	$223,081	$(107,707)	$388,325

Costs and expenses:
Cost of sales	—	222,050	190,952	(107,707)	305,295
Selling, general, and administrative expenses (1)	1,704	22,742	22,473	—	46,919
Research, technical, and product development expenses	—	1,983	—	—	1,983

Operating income	(1,704)	26,176	9,656	—	34,128
Other income (expense)	110	(1,280)	2,429	—	1,259
Interest income (expense), net	(10,022)	(8,639)	(6,747)	—	(25,408)
Equity in earnings of subsidiaries	13,010	(110)	953	(13,853)	—

Income before income taxes	1,394	16,147	6,291	(13,853)	9,979
Provision for (benefit from) income taxes	(4,633)	4,876	3,709	—	3,952

Net income attributable to continuing operations	$6,027	$11,271	$2,582	$(13,853)	$6,027

Net loss attributable to discontinued operations, net of tax	$(472)	$—	$(472)	$472	$(472)

Net income	$5,555	$11,271	$2,110	$(13,381)	$5,555

Comprehensive income (loss)	$8,114	$18,528	$(3,384)	$(15,144)	$8,114

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of June 30, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$109,935	$39,018	$—	$148,953
Short-term investments	—	143,602	—	—	143,602
Receivables, net	1,109	53,906	76,284	(21,971)	109,328
Inventories, net	—	286,086	164,365	—	450,451
Cost in excess of billings	—	4,070	3,261	—	7,331
Deferred income taxes	27,193	2,755	2,263	—	32,211
Assets of discontinued operations	—	—	806	—	806
Other current assets	11,405	2,679	6,545	—	20,629

Total current assets	39,707	603,033	292,542	(21,971)	913,311
Property, plant, and equipment, net	2,263	285,086	86,627	—	373,976
Goodwill	—	94,511	50,061	—	144,572
Other intangible assets, net	—	34,653	26,611	—	61,264
Other noncurrent assets	9,487	7,184	5,715	—	22,386
Intercompany investments	1,258,663	27,189	7,023	(1,292,875)	—

Total assets	$1,310,120	$1,051,656	$468,579	$(1,314,846)	$1,515,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,223	$54,452	$45,719	$(21,971)	$80,423
Accrued wages and other employee costs	5,607	12,994	8,672	—	27,273
Unearned revenue	—	10	10,934	—	10,944
Other accrued liabilities	5,420	3,931	12,072	—	21,423

Total current liabilities	13,250	71,387	77,397	(21,971)	140,063
Long-term debt	431,548	361	10,497	—	442,406
Intercompany debt	—	312,914	151,804	(464,718)	—
Liability for post-retirement benefits	—	43,931	—	—	43,931
Liability for pension benefits	6,136	6,826	159	—	13,121
Deferred income taxes	70,486	1,747	4,071	—	76,304
Unearned revenue	—	—	5,435	—	5,435
Other noncurrent liabilities	7,417	5,247	302	—	12,966

Total liabilities	528,837	442,413	249,665	(486,689)	734,226

Shareholders’ equity	781,283	609,243	218,914	(828,157)	781,283

Total liabilities and shareholders’ equity	$1,310,120	$1,051,656	$468,579	$(1,314,846)	$1,515,509

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$1,007	$(2,087)	$(257)	$—	$(1,337)

Investing activities:
Acquisitions, net of cash acquired	—	(15,508)	(21,709)	—	(37,217)
Capital expenditures	(186)	(7,989)	(5,431)	—	(13,606)
Short-term investments, net	—	(143,555)	—	—	(143,555)
Divestitures	—	—	3,281	—	3,281
Intercompany debt activity, net	(928)	—	33,757	(32,829)	—

Cash provided by (used in) investing activities	(1,114)	(167,052)	9,898	(32,829)	(191,097)

Financing activities:
Proceeds from exercise of employee stock options	709	—	—	—	709
Excess tax benefits from stock-based compensation activity	197	—	—	—	197
Repayments on long-term debt	—	(475)	(936)	—	(1,411)
Intercompany debt activity, net	—	(32,829)	—	32,829	—
Purchase of common stock held in treasury	(851)	—	—	—	(851)
Other financing activities	52	176	(228)	—	—

Cash provided by (used in) financing activities	107	(33,128)	(1,164)	32,829	(1,356)

Effect of exchange rate changes on cash and cash equivalents	—	—	(894)	—	(894)

Increase/(decrease) in cash and cash equivalents	—	(202,267)	7,583	—	(194,684)
Cash and cash equivalents at beginning of period	—	312,202	31,435	—	343,637

Cash and cash equivalents at end of period	$—	$109,935	$39,018	$—	$148,953

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(2,158)	$(4,319)	$7,096	$—	$619

Investing activities:
Acquisitions, net of cash acquired	—	—	10,475	—	10,475
Investments in subsidiaries, net	(2,300)	—	—	2,300	—
Capital expenditures	(558)	(13,917)	(5,190)	—	(19,665)
Investments, net	—	(128,291)	—	—	(128,291)
Intercompany debt activity, net (1)	(266,663)	—	(18,249)	284,912	—

Cash provided by (used in) investing activities	(269,521)	(142,208)	(12,964)	287,212	(137,481)

Financing activities:
Proceeds from exercise of employee stock options	1,489	—	—	—	1,489
Excess tax benefits from stock-based compensation activity	376	—	—	—	376
Financing fees	(12,370)				(12,370)
Parent company investments/dividends, net	—	579	1,721	(2,300)	—
Borrowings on long-term debt	402,500	—	—	—	402,500
Repayments on long-term debt	(119,917)	(445)	—	—	(120,362)
Intercompany debt activity, net (1)	—	284,912	—	(284,912)	—
Purchase of common stock held in treasury	(399)	—	—	—	(399)

Cash provided by (used in) financing activities	271,679	285,046	1,721	(287,212)	271,234

Effect of exchange rate changes on cash and cash equivalents	—	—	(129)	—	(129)

Increase (decrease) in cash and cash equivalents	—	138,519	(4,276)	—	134,243
Cash and cash equivalents at beginning of period	—	87,283	9,907	—	97,190

Cash and cash equivalents at end of period	$—	$225,802	$5,631	$—	$231,433

(1):	The Condensed Consolidated Statements of Cash Flows have been adjusted to reclassify intercompany debt activities between investing and financing activities, rather than entirely as financing activities as previously reported. These adjustments increased (decreased) cash flows from investing activities for the RTI International Metals, Inc. Parent Company, Non-Guarantor Subsidiaries, and Eliminations by $(266,663), $(18,249), and $284,912 and increased (decreased) cash flows from financing activities for the RTI International Metals, Inc. Parent Company, Non-Guarantor Subsidiaries, and Eliminations by $266,663, $18,249, and $(284,912), respectively.

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

The Titanium Segment melts, processes, produces, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles and Canton, Ohio; Martinsville, Virginia; Norwalk, California; Burlington, Massachusetts; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steel-making customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

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

The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products. For the three months ended June 30, 2014 and 2013, approximately 21% and 23%, respectively, of the Titanium Segment’s sales were to the EP&S Segment. For the six months ended June 30, 2014 and 2013, approximately 23% and 19%, respectively, of the Titanium Segment’s sales were to the EP&S Segment.

Trends and Uncertainties

The commercial aerospace industry, which represents our largest market, continues to strengthen as the ramp in production activity stays on track to support the growing, record commercial aerospace backlog. We continue to win additional commercial aerospace business through the spectrum of products and services that we offer within our EP&S Segment. We also continue to increase the use of titanium produced at our mill in these commercial aerospace applications, which we anticipate will drive margin benefits at an enterprise level. In addition to the offerings of our EP&S Segment, we have experienced increased demand for offerings from our Titanium Segment in the commercial aerospace engine market, including a recently negotiated agreement to supply titanium alloys for use in turbine engines. As we expand our offerings to the commercial aerospace market, we have experienced and may continue to experience increased costs related to the development of these offerings, which could have negative impacts on our operations. In addition, political instability in Russia and Ukraine and any potential sanctions related to that instability, as well as the recent conflict in the Middle East, could have a negative impact on the commercial aerospace market.

We continue to experience short-term difficulties in the medical device market; however we see long-term profitable growth within the market as short-term pricing pressures related to the Patient Protection and Affordable Care Act are expected to be overcome by long-term growth resulting from aging populations and continued advances in medical technology.

U.S. defense spending continues to be a source of uncertainty, but we continue to see support for key programs such as the JSF and other aircraft, as well as a radar modernization program, which we believe provides stability for our defense market sales.

Results of Operations

Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
(In millions except percentages)	2014	2013 (As Restated)	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$83.3	$83.5	$(0.2)	(0.2)%
EP&S Segment	122.0	115.6	6.4	5.5%

Total consolidated net sales	$205.3	$199.1	$6.2	3.1%

The decrease in the Titanium Segment’s net sales was the result of a lower priced product mix which resulted in a 21% decrease in average realized selling prices, to $15.42 per pound for the three months ended June 30, 2014, from $19.61 per pound for the three months ended June 30, 2013, partially offset by an increase in shipments of prime mill products to trade customers to 1.8 million pounds for the three months ended June 30, 2014, from 1.5 million pounds for the period ended June 30, 2013. Higher ferro-alloy demand from our specialty steel customers increased the Titanium Segment’s net sales by $1.1 million.

The increase in the EP&S Segment’s net sales was primarily attributable to achieving full-rate production under the Boeing 787 Pi Box program, which increased net sales by $18.0 million, and the acquisitions of RTI Extrusions Europe and RTI Directed Manufacturing, which increased net sales by $6.2 million. These increases were partially offset by lower sales of $3.5 million related to commercial aerospace build-rate schedule reductions, decreased energy-market project revenue of $4.9 million, and lower commercial aerospace and defense and medical device-market demand which reduced net sales by $7.4 million and $2.0 million, respectively.

Gross Profit. Gross profit for our reportable segments for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$17.5	21.0%	$26.3	31.5%	$(8.8)	(33.5)%
EP&S Segment	24.8	20.3%	17.5	15.1%	7.3	41.7%

Total consolidated gross profit	$42.3	20.6%	$43.8	22.0%	$(1.5)	(3.4)%

The decrease in the Titanium Segment’s gross profit was primarily attributable to a lower-priced product mix and lower duty drawback recoveries. Partially offsetting these decreases were gross margin improvements due to higher sales volumes and higher margins on sales into the specialty alloy market during the quarter.

The increase in the EP&S Segment’s gross profit was driven primarily by an increase of $9.2 million due to the recognition of gross profit related to certain energy market projects previously accounted for using the “zero- margin” percentage-of-completion revenue recognition model. During the three months ended June 30, 2014, the Company developed the requisite estimates of total cost and total revenue for these projects to convert from the “zero-margin” percentage of completion method to a traditional percentage of completion method. Additionally, the EP&S Segment benefitted from achieving full-rate production for the Boeing 787 Pi Box program. Further, the acquisitions of RTI Extrusions Europe and RTI Directed Manufacturing increased EP&S segment gross profit by $1.3 million during the three months ended June 30, 2014 as compared to June 30, 2013. These increases were partially offset by lower gross profit from the medical device market due to lower demand, as well as lower sales to other aerospace and defense market programs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$8.5	10.2%	$8.3	9.9%	$0.2	2.4%
EP&S Segment	15.1	12.4%	14.0	12.1%	1.1	7.9%

Total consolidated SG&A	$23.6	11.5%	$22.3	11.2%	$1.3	5.8%

The increase in SG&A expenses during the three months ended June 30, 2014 as compared to June 30, 2013 was due mainly to the acquisitions of RTI Extrusions Europe in October 2013 and RTI Directed Manufacturing in January 2014 and severance costs associated with fixed cost reductions, which increased SG&A by $1.0 million and $0.3 million, respectively.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $1.2 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively. This spending reflects our continued focus on productivity and quality enhancements to our current manufacturing processes, as well as new product development.

Operating Income. Operating income for our reportable segments for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$7.9	9.5%	$17.0	20.4%	$(9.1)	(53.5)%
EP&S Segment	9.6	7.9%	3.5	3.0%	6.1	174.3%

Total consolidated operating income	$17.5	8.5%	$20.5	10.3%	$(3.0)	(14.6)%

The decrease in the Titanium Segment’s operating income was primarily the result of lower pricing and a decrease in duty drawback recoveries during the three months ended June 30, 2014, partially offset by increased volumes and higher margins on specialty alloys sales during the quarter.

The EP&S Segment’s operating income increased primarily due to higher volumes related to the Boeing 787 program and recognition of gross profit on certain energy-market projects during the quarter. These increases were partially offset by build rate adjustments for certain commercial aerospace programs and lower medical device volumes.

Other Income (Expense), Net. Other income (expense), net, was $(0.4) million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively. Other income (expense) consisted of foreign exchange gains and losses from our international operations and realized gains (losses) on sales of available-for-sale securities.

Interest Income and Interest Expense. Interest income was not material for each of the three months ended June 30, 2014 and 2013. Interest expense for each of the three months ended June 30, 2014 and 2013 was $7.7 million and $20.7 million, respectively. Interest expense for the three months ended June 30, 2013 included debt extinguishment charges of $13.7 million related to the repurchase of approximately $115.6 million of our 3.000% Convertible Senior Notes due 2015.

Our interest expense for the three months ended June 30, 2014 and 2013 was attributable to the following:

	Three Months Ended June 30,
	2014	2013
1.625% Convertible Senior Notes due 2019	$4,738	$3,809
3.000% Convertible Senior Notes due 2015	2,267	2,176
Debt extinguishment charges	—	13,710
Other	719	998

Total	$7,724	$20,693

Provision for (Benefit from) Income Taxes. We recognized a provision for (benefit from) income taxes of $2.4 million, or 24.9% of pretax income, and $(0.5) million, or (96.8%) of pretax income, for federal, state, and foreign income taxes on continuing operations for the three months ended June 30, 2014 and 2013, respectively. Discrete items for the three months ended June 30, 2014 were not material. Discrete items for the three months ended June 30, 2013 resulted in a benefit of $1.5 million and were primarily due to the effective settlement of an audit, partially offset by adjustments for prior year filed returns This change from a benefit of $(0.5) million to a provision of $2.4 million is illustrated in the table below:

Benefit from income taxes for the three months ended June 30, 2013 (As Restated)		($0.5)
Items resulting in changes in income tax provision between periods:
Tax at statutory rate of 35% resulting from an increase in income between periods	3.1
Tax reserves and prior years’ income taxes	2.0
Foreign income taxed at different rates	(1.9)
Domestic manufacturing deduction	(0.2)
Other	(0.1)	$2.9

Provision for income taxes for the three months ended June 30, 2014		$2.4

Because of the Canadian subsidiary’s cumulative losses over a number of years, no financial statement benefit has been recognized for its deferred tax assets, including its net operating losses. As a result, income expected to be earned by the Company’s Canadian subsidiary in 2014 has an effective tax rate of zero. The effect of utilizing these un-benefited Canadian NOLs in the three month period is reflected in the “foreign income taxed at different rates” above.

Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Six Months Ended June 30, 2014 Compared To Six Months Ended June 30, 2013

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
(In millions except percentages)	2014	2013 (As Restated)	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$160.3	$180.3	$(20.0)	(11.1)%
EP&S Segment	219.6	208.0	11.6	5.6%

Total consolidated net sales	$379.9	$388.3	$(8.4)	(2.2)%

The decrease in the Titanium Segment’s net sales was the result of a decrease in shipments of prime mill product to trade customers to 3.3 million pounds for the six months ended June 30, 2014 from 3.9 million pounds for the six month period ended June 30, 2013, which was primarily the result of lower demand from our commercial aerospace and defense market customers. Average realized selling prices decreased 13% to $16.05 per pound for the six months ended June 30, 2014, from $18.49 per pound for the six months ended June 30, 2013 primarily as a result of a lower-priced product mix.

The increase in the EP&S Segment’s net sales was primarily attributable to the Boeing 787 Pi Box program, which increased net sales by $34.2 million, and the acquisitions of RTI Extrusions Europe and RTI Directed Manufacturing, which increased sales by $11.7 million. These increases were partially offset by lower sales of $8.9 million related to commercial aerospace build-rate schedule reductions, decreased activity on energy market projects, which reduced net sales by $13.0 million, lower other aerospace and defense program demand, which decreased net sales by $9.4 million, and lower demand from our medical device market customers, which decreased net sales by $3.0 million.

Gross Profit. Gross profit for our reportable segments for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$33.8	21.1%	$47.7	26.5%	$(13.9)	(29.1)%
EP&S Segment	37.0	16.8%	35.3	17.0%	1.7	4.8%

Total consolidated gross profit	$70.8	18.6%	$83.0	21.4%	$(12.2)	(14.7)%

The decrease in the Titanium Segment’s gross profit was primarily attributable to a lower-priced product mix, which decreased gross profit $9.5 million, and lower shipments to trade customers, which decreased gross profit $0.2 million. Additionally, the duty drawback recoveries decreased $7.0 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to the backlog of claims that were filed in 2013. Furthermore, the six months ended June 30, 2013 included a $1.6 million expense related to a voluntary early retirement program.

The increase in the EP&S Segment’s gross profit was driven primarily by an increase of $6.5 million due to the recognition of gross profit related to certain energy market projects previously accounted for using the “zero- margin” percentage-of-completion revenue recognition model. During the six months ended June 30, 2014, the Company developed the requisite estimates of total cost and total revenue for these projects to convert from the “zero-margin” percentage of completion method to a traditional percentage of completion method.

Additionally, the Company benefitted from increases related to the ramp-up of the Boeing 787 Pi Box program. These increases were partially offset by adjustments to certain commercial aerospace build rate schedules and lower margins on sales to our medical device market customers.

Selling, General, and Administrative Expenses. SG&A for our reportable segments for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$17.9	11.2%	$17.5	9.7%	$0.4	2.3%
EP&S Segment	31.6	14.4%	29.4	14.1%	2.2	7.5%

Total consolidated SG&A	$49.5	13.0%	$46.9	12.1%	$2.6	5.5%

SG&A expenses increased $2.6 million during the six months ended June 30, 2014 primarily due to the acquisitions of RTI Extrusions Europe in October 2013 and RTI Directed Manufacturing in January 2014, which added $1.9 million in SG&A expenses. Severance costs related to fixed cost reductions and increased professional fees related to audit and related compliance efforts, partially offset by decreases in stock-based compensation expense, increased SG&A expenses $0.7 million.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $2.2 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. This spending reflects our continued focus on productivity and quality enhancements to our current manufacturing processes, as well as new product development.

Operating Income. Operating income for our reportable segments for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$13.8	8.6%	$28.2	15.6%	$(14.4)	(51.1)%
EP&S Segment	5.3	2.4%	5.9	2.8%	(0.6)	(10.2)%

Total consolidated operating income	$19.1	5.0%	$34.1	8.8%	$(15.0)	(44.0)%

The decrease in the Titanium Segment’s operating income was due to lower average realized selling prices and a lower margin sales mix as well as lower duty drawback recoveries and higher SG&A expenses during the six months ended June 30, 2014.

The decrease in the EP&S Segment’s operating income was primarily the result of adjustments to certain commercial aerospace build rate schedules, lower margins on sales to our medical device market customers, and higher SG&A expenses during the six months ended June 30, 2014. Partially offsetting these decreases were the ramp up in the Boeing 787 Pi Box program and favorable margins on certain energy market contracts.

Other Income (Expense), Net. Other income, net, was $0.2 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. Other income consisted of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense. Interest income was not material for each of the six months ended June 30, 2014 and 2013. Interest expense was $15.3 million and $25.5 million, respectively.

Our interest expense for the six months ended June 30, 2014 and 2013 was attributable to the following:

	Six Months Ended June 30,
	2014	2013
1.625% Convertible Senior Notes due 2019	$9,387	$3,809
3.000% Convertible Senior Notes due 2015	4,516	6,463
Debt extinguishment charges	—	13,710
Other	1,428	1,507

Total	$15,331	$25,489

Provision for (Benefit from) Income Taxes. We recognized a provision for income taxes of $0.8 million, or 18.9% of pretax income, and $4.0 million, or 39.6% of pretax income, for federal, state, and foreign income taxes on continuing operations for the six months ended June 30, 2014 and 2013, respectively. Discrete items for the six months ended June 30, 2014 were not material, while discrete items for the six months ended June 30, 2013 resulted in a benefit of $1.2 million, and were primarily due to adjustments to prior years’ taxes resulting from the effective settlement of an audit during the period, which was partially offset by adjustments to the provisions for filed returns. The change in the provision for income taxes for the six months ended June 30, 2014 of $0.8 million compared to the provision for income taxes for the six months ended June 30, 2013 of $4.0 million is illustrated in the table below:

Provision for income taxes for the six months ended June 30, 2013 (As Restated)		$4.0
Items resulting in changes in income tax provision between periods:
Tax at statutory rate of 35% resulting from a decrease in income between periods	(2.0)
Foreign income taxed at different rates	(2.3)
Tax reserves and prior years’ income taxes	1.4
Other	(0.3)	($3.2)

Provision for income taxes for the six months ended June 30, 2014		$0.8

Because of the Canadian subsidiary’s cumulative losses over a number of years no financial statement benefit has been recognized for its deferred tax assets, including its net operating losses. As a result, income expected to be earned by the Company’s Canadian subsidiary in 2014 has an effective tax rate of zero. The effect of utilizing these un-benefited Canadian NOLs in the six month period ended June 30, 2014 is reflected in the “foreign income taxed at different rates” above.

Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

On June 3, 2014, we purchased Dynamet Technology for consideration including $15.5 million in cash. On January 22, 2014, we purchased RTI Directed Manufacturing for $21.7 million in cash. These purchases were financed using cash on hand at the time of acquisition. On February 21, 2014, we completed the sale of RTI Connecticut for $3.3 million in cash.

Our Second Amended and Restated Credit Agreement (the “Credit Agreement”) provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and a facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement at any point during the six months ended June 30, 2014 or the year-ended December 31, 2013.

Provided we continue to meet our financial covenants under the Credit Agreement, we currently expect that our cash and cash equivalents of $149.0 million, our available-for-sale short-term investments of $143.6 million, and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating and strategic needs for the next twelve months.

The financial covenants and ratios under our Credit Agreement are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 2.2 to 1 at June 30, 2014. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 10.8 to 1 at June 30, 2014. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of June 30, 2014, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements. There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash provided by (used in) operating activities. Cash provided by (used in) operating activities for the six months ended June 30, 2014 and 2013 was $(1.3) million and $0.6 million, respectively. Lower spending on working capital during the six months ended June 30, 2014 as compared to the same period in 2013 was partially offset by lower prepayments received from customers during the period.

Cash used in investing activities. Cash used in investing activities for the six months ended June 30, 2014 and 2013 was $191.1 million and $137.5 million, respectively. For the six months ended June 30, 2014, investing outflows were primarily comprised of the purchase of available-for-sale short-term investments of $168.6 million net of $25.0 million in maturities/sales, the purchases of RTI Directed Manufacturing and Dynamet Technology, Inc. for a total of $37.2 million, and capital expenditures of $13.6 million, partially offset by the receipt of $3.3 million for the sale of RTI Connecticut. For the six months ended June 30, 2013, cash outflows from investing activities were comprised primarily of the purchase of short-term investments of $128.3 million and capital expenditures totaling $19.7 million, partially offset by proceeds of $10.5 million from the sale of our former RTI Pierce Spafford subsidiary.

Cash provided by (used in) financing activities. Cash provided by (used in) financing activities for the six months ended June 30, 2014 and 2013 was $(1.4) million and $271.2 million, respectively. For the six months ended June 30, 2014, financing outflows were primarily comprised of common-stock repurchases on employee stock-based compensation activity of $0.9 million and payments on capital leases of $1.4 million, partially offset by proceeds of $0.7 million related to employee stock activity. For the six months ended June 30, 2013, financing inflows were primarily comprised of proceeds of $402.5 million from the issuance of the 2019 Notes and $1.5 million from employee stock activity, offset by the repurchase of $115.6 million aggregate principal amount of our 3.000% Convertible Senior Notes due December 2015 (the “2015 Notes”) for $120.4 million, and the payment of $12.4 million in financing fees related to the issuance of our 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”).

Cash balances at foreign subsidiaries. At June 30, 2014, of our cash and cash equivalents of $149.0 million, approximately $36.8 million was held at our foreign subsidiaries. Management believes that these balances represent the funds necessary for each subsidiary’s ongoing operations and at this time, has no intention, nor a foreseeable need, to repatriate these cash balances. Repatriation of these cash balances could result in additional U.S. Federal tax obligations.

Backlog. The Company’s order backlog for all markets was approximately $577 million as of June 30, 2014, compared to $516 million at December 31, 2013. Of the backlog at June 30, 2014, approximately $309 million is expected to be realized over the remainder of 2014. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs range from $0.5 million to $2.1 million in the aggregate. At June 30, 2014 and December 31, 2013, the amount accrued for future environmental-related costs was $1.2 million and $1.3 million, respectively. Of the amount accrued at June 30, 2014, $1.1 million is recorded in other noncurrent liabilities. During the six months ended June 30, 2014, payments related to our environmental liabilities were $0.1 million.

Duty Drawback

We had previously disclosed that we recorded duty drawback claims when payment was received from U.S. Customs and Border Protection (“U.S. Customs”), and would continue to do so until a pattern of payment against claims filed was established. As the payments received from U.S. Customs during 2013 essentially relieved the remaining backlog of historical claims filed, we believe that this, along with our reinstatement into U.S. Customs accelerated payment program during 2013, established a pattern of payments from U.S. Customs, as claims filed under this program are generally paid within three months of submission. As a result, during the six months ended June 30, 2014, we began recording duty drawback claims as credits to cost of sales as new claims were filed with U.S. Customs. As of June 30, 2014, there were no claims filed with U.S. Customs for which payment had not been received.

New Accounting Standards

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation—Stock Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We are currently evaluating the impact of the adoption of this ASU on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of the adoption of this ASU on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact of the adoption of this ASU on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance during the first quarter of 2014 did not have a material impact on our Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 due to the material weaknesses in internal control over financial reporting reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which continued to exist as of June 30, 2014.

The identified material weaknesses in internal control over financial reporting are as follows:

•	The Company did not design effective internal controls over the valuation of its Canadian net deferred tax assets. Specifically, controls were not designed to properly evaluate the recoverability of the deferred tax asset, including the proper weighting of negative evidence associated with historical losses relative to expectations of future taxable income, which impacted the provision for income taxes and deferred tax assets and related disclosures.

•	The Company did not design and maintain effective internal controls over the completeness, accuracy, and timing of revenue recognition and related costs at certain businesses within its EP&S segment. Specifically, the Company did not design controls to assess whether certain customer contracts should be accounted for using a percentage of completion model and did not design controls to properly apply percentage of completion accounting, which impacted the net sales, cost of goods sold, inventory and cost in excess of billings accounts and the related disclosures.

•	The Company did not design and maintain effective controls over its annual goodwill impairment analysis, including controls over the accuracy of inputs to the reporting unit enterprise valuation and the accuracy and completeness of qualitative impairment considerations.

These material weaknesses did not result in any material misstatements to the financial statements during the three or six months ended June 30, 2014; however, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim Consolidated Financial Statements and financial statement schedule that would not be prevented or detected.

Remediation Plans

The Company has started the evaluation process associated with the remediation of the deferred tax asset material weakness. The Company has assessed the relevant processes and controls and has identified the following enhancements:

•	Realizability of deferred tax assets are now evaluated and documented on a quarterly basis rather than an annual basis;

•	The evaluation weighs objective negative evidence more heavily than subjective forecasts of future taxable income;

•	The evaluation includes four possible sources of taxable income needed to be present to ensure realizability of a deferred tax asset including: the availability of taxable reversing temporary differences; the availability of future book income (including permanent differences); the availability of taxable income in a carryback year; and the availability of prudent and feasible tax planning strategies; and

•	Forecasts and projections of future income used in the evaluation of deferred tax asset realizability are based on objective and verifiable evidence.

The Company will continue to take measures to address this material weakness.

The Company is working towards remediating its revenue recognition material weakness and continues to implement and enhance the internal controls. As a part of these enhancements, the Company has:

•	Developed, with the assistance of external subject matter experts, a comprehensive revenue recognition policy that will be applied consistently across the entire Company;

•	Conducted training sessions on the Company’s revenue recognition policy with financial and operational management at each of the Company’s business units;

•	Started the implementation of a process to identify all customer contracts and relevant terms of each contract;

•	Started the implementation of a process to identify proper revenue recognition models on contracts; and

•	Started the implementation of a process to estimate total contract revenues and contract costs.

At this time, the control design and implementation is still in process. The Company will continue to work towards complete remediation of this material weakness and continue to perform the manual controls with a rigorous review process until a systematic approach is implemented to promote accurate financial reporting.

The Company continues to improve the controls over its annual goodwill impairment analysis. New controls are being implemented and steps are being taken to remediate this material weakness. Procedures will be implemented to:

•	Ensure the completeness and accuracy of all data used by third-party valuation experts; and

•	Review the valuation of tangible and intangible assets associated with each reporting unit in all steps of the impairment test.

The Company will continue to implement additional controls and improve its execution against those controls in order to complete the remediation of this material weakness.

In addition, as the Company continues to evaluate its disclosure controls and procedures and internal control over financial reporting and take the steps detailed above, it may implement additional measures or may otherwise modify the remediation plans described above, with respect to one or more of the material weaknesses discussed above, if and as the Company deems necessary.

Changes in internal control over financial reporting

As described above, there have been changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2014, the Enforcement division of the SEC notified us that it was conducting a non-public, fact-finding investigation of the Company and made a request for production of documents and information. The request focused on our recent restatements of our financial statements. We are cooperating fully with the SEC in this matter. We cannot predict the length or scope of the investigation, what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact, if any, the investigation might have on our results of operations.

In addition, we are involved from time to time in various routine legal proceedings arising out of our operations in the normal course of business. We do not believe that any of these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our Common Stock during the three months ended June 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1—30, 2014	36	$27.93	—	$2,973
May 1—31, 2014	—	—	—	2,973
June 1—30, 2014	—	—	—	2,973

Total	36	$27.93	—

(1)	Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the Company’s 2004 Stock Plan.
(2)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were 36 shares of Common Stock surrendered to satisfy tax liabilities for the three months ended June 30, 2014. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended June 30, 2014. At June 30, 2014, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

The exhibits listed on the Index to Exhibits are filed herewith and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

Dated: August 6, 2014

By	/S/ MICHAEL G. MCAULEY
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of indemnification agreement, filed herewith.

10.2	Employment Agreement dated July 1, 2014 between the Company and Michael G. McAuley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, file No. 001-14437, filed July 8, 2014.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document