Form 10-Q
period 2014-09-30
RTI INTERNATIONAL METALS INC
filed 2014-11-06
CIK 1068717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of October 31, 2014 was 30,717,267.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Net sales	$202,258	$194,936	$582,137	$583,261
Cost and expenses:
Cost of sales	159,397	149,797	468,495	455,092
Selling, general, and administrative expenses	21,732	22,219	71,231	69,138
Research, technical, and product development expenses	1,081	1,041	3,274	3,024

Operating income	20,048	21,879	39,137	56,007
Other income (expense), net	1,343	(294)	1,503	965
Interest income	61	78	206	159
Interest expense	(7,824)	(7,387)	(23,155)	(32,876)

Income before income taxes	13,628	14,276	17,691	24,255
Provision for income taxes	1,373	1,701	2,141	5,653

Net income attributable to continuing operations	$12,255	$12,575	$15,550	$18,602

Net income (loss) attributable to discontinued operations, net of tax	35	(280)	(400)	(752)

Net income	$12,290	$12,295	$15,150	$17,850

Earnings per share attributable to continuing operations:
Basic	$0.40	$0.41	$0.51	$0.61

Diluted	$0.38	$0.38	$0.50	$0.61

Earnings (loss) per share attributable to discontinued operations:
Basic	$—	$(0.01)	$(0.01)	$(0.02)

Diluted	$—	$(0.01)	$(0.01)	$(0.02)

Weighted-average shares outstanding:
Basic	30,512,303	30,325,662	30,484,509	30,285,004

Diluted	40,493,723	40,374,609	30,604,298	30,498,847

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Net income	$12,290	$12,295	$15,150	$17,850

Other comprehensive income (loss):
Foreign currency translation	(5,612)	1,995	(5,703)	(3,498)
Unrealized gain (loss) on investments, net of tax of $1, $10, $(4) and $(2)	1	18	(7)	(4)
Changes in benefit plan accounts, net of tax of $678, $767, $2,032 and $4,572	1,105	1,250	3,315	9,324

Other comprehensive income (loss), net of tax	(4,506)	3,263	(2,395)	5,822

Comprehensive income	$7,784	$15,558	$12,755	$23,672

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$170,342	$343,637
Short-term investments	121,968	—
Receivables, less allowance for doubtful accounts of $1,124 and $820	121,280	105,271
Inventories, net	455,570	430,088
Costs in excess of billings	7,017	5,377
Deferred income taxes	32,439	32,032
Assets of discontinued operations	650	5,274
Other current assets	21,308	16,947

Total current assets	930,574	938,626
Property, plant, and equipment, net	374,301	372,340
Goodwill	145,450	117,578
Other intangible assets, net	58,725	53,754
Other noncurrent assets	22,071	23,247

Total assets	$1,531,121	$1,505,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,364	$79,039
Accrued wages and other employee costs	29,695	29,787
Unearned revenues	7,819	15,625
Liabilities of discontinued operations	—	458
Other accrued liabilities	25,139	22,574

Total current liabilities	149,017	147,483
Long-term debt	446,609	430,300
Liability for post-retirement benefits	44,219	43,447
Liability for pension benefits	11,409	13,787
Deferred income taxes	73,687	74,078
Unearned revenues	4,755	10,470
Other noncurrent liabilities	10,946	12,006

Total liabilities	740,642	731,571

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 and 50,000,000 shares authorized; 31,565,337 and 31,399,661 shares issued; 30,714,132 and 30,593,251 shares outstanding	316	314
Additional paid-in capital	536,848	532,249
Treasury stock, at cost; 851,205 and 806,410 shares	(19,649)	(18,798)
Accumulated other comprehensive loss	(42,792)	(40,397)
Retained earnings	315,756	300,606

Total shareholders’ equity	790,479	773,974

Total liabilities and shareholders’ equity	$1,531,121	$1,505,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

	Nine months ended September 30,
	2014	2013 (As Restated)
OPERATING ACTIVITIES:
Net income	$15,150	$17,850
Adjustment for non-cash items included in net income:
Depreciation and amortization	33,423	32,469
Goodwill impairment	—	484
Deferred income taxes	(3,076)	2,342
Stock-based compensation	4,173	4,543
Excess tax benefits from stock-based compensation activity	(199)	(405)
Amortization of discount on long-term debt	13,467	10,592
Amortization of debt issuance costs	1,401	1,210
Deferred financing cost writedown	—	1,498
Other	43	(95)

Changes in assets and liabilities:
Receivables	(17,258)	(14,169)
Inventories	(25,188)	(35,851)
Accounts payable	7,748	(11,866)
Income taxes payable	(6,296)	(11,566)
Unearned revenue	(13,129)	12,636
Costs in excess of billings	(1,640)	(842)
Other current assets and liabilities	4,300	(2,389)
Other assets and liabilities	(322)	(101)

Cash provided by operating activities	12,597	6,340

INVESTING ACTIVITIES:
Purchase of investments	(233,532)	(128,324)
Maturity/sale of investments	111,650	82,957
Acquisitions, net of cash acquired	(37,217)	—
Capital expenditures	(26,094)	(26,357)
Divestitures	3,281	10,475

Cash used in investing activities	(181,912)	(61,249)

FINANCING ACTIVITIES:
Repayments on long-term debt	(1,452)	(120,590)
Financing fees	—	(12,370)
Purchase of common stock held in treasury	(851)	(399)
Borrowings on long-term debt	—	402,500
Proceeds from exercise of employee stock options	807	1,960
Excess tax benefits from stock-based compensation activity	199	405

Cash provided by (used in) financing activities	(1,297)	271,506

Effect of exchange rate changes on cash and cash equivalents	(2,683)	1,234

Increase (decrease) in cash and cash equivalents	(173,295)	217,831
Cash and cash equivalents at beginning of period	343,637	97,190

Cash and cash equivalents at end of period	$170,342	$315,021

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures accrued in accounts payable	$1,208	$(3,860)
Capital leases entered into during the period	$4,870	$—
Issuance of common stock for restricted stock awards	$2,856	$3,378

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

On April 25, 2014, following shareholder approval at the Company’s Annual Meeting of Shareholders (the “Annual Meeting”), the Company filed a Certificate of Amendment with the Ohio Secretary of State which amended the Company’s Amended and Restated Articles of Incorporation by (1) increasing the number of the Company’s authorized common shares from 50,000,000 to 100,000,000 and (2) deleting the previously authorized but unissued Series A Junior Participating Preferred Stock.

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

On June 3, 2014, the Company acquired all of the issued and outstanding common stock of Dynamet Technology, Inc. (now known as “RTI Advanced Powder Materials”), an industry innovator in titanium powder metallurgy and a supplier of near-net shape titanium and titanium alloy preforms and components to commercial aerospace, defense, biomedical, and industrial customers.

On January 22, 2014, the Company acquired all of the issued and outstanding common stock of Directed Manufacturing, Inc. (now known as “RTI Directed Manufacturing”), a leader in additively manufacturing metals and plastics, using 3-D printing technology, for commercial production and engineering development applications.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Details of the acquisitions of RTI Advanced Powder Materials and RTI Directed Manufacturing, as well as the acquisition of RTI Extrusions Europe in October 2013, are presented in Note 4 to these Condensed Consolidated Financial Statements.

The Company completed the sale of the assets of the specialty metals business of Bow Steel Corporation (“RTI Connecticut”) on February 21, 2014, for approximately $3.3 million in cash. The results of RTI Connecticut have been presented as discontinued operations for the three and nine months ended September 30, 2014. The results of Pierce-Spafford Metals Company, Inc. (“RTI Pierce Spafford”), which was sold in 2013, are reported along with results of RTI Connecticut as discontinued operations for the nine months ended September 30, 2013. Refer to Note 5 to these Condensed Consolidated Financial Statements for further details surrounding the discontinued operations of the Company.

The Company conducts business in two segments: the Titanium Segment and the Engineered Products and Services (“EP&S”) Segment. The structure reflects the Company’s presence as an integrated supplier of advanced titanium mill products as well as engineered and fabricated components across the entire supply chain.

The Titanium Segment melts, processes, produces, forges, stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles and Canton, Ohio; Martinsville, Virginia; Norwalk, California; Burlington, Massachusetts; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steelmaking customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, additively manufacture, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations in Minneapolis, Minnesota; Houston and Austin, Texas; Sullivan and Washington, Missouri; Laval, Canada; and Welwyn Garden City and Bradford, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and subassemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure. The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products.

Note 3—RESTATEMENTS:

In the Annual Report, the Company restated its Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 to establish a full valuation allowance against its Canadian net deferred tax asset, and to correct the related provision for income taxes. The following tables set forth the impact of the restatement, as well as adjustments for the presentation of RTI Connecticut as a discontinued operation, on

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows as filed in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the SEC on November 12, 2013.

Condensed Consolidated Statements of Operations:

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4—ACQUISITIONS:

RTI Advanced Powder Materials. On June 3, 2014, the Company purchased all of the outstanding common stock of RTI Advanced Powder Materials for total consideration of approximately $19.2 million, including $15.5 million in cash, $1.6 million in contingent consideration, and the assumption of $2.1 million in liabilities. RTI Advanced Powder Materials is an industry innovator in titanium powder metallurgy and a supplier of near-net shape titanium and titanium alloy preforms and components to commercial aerospace, defense, biomedical and industrial customers. Subsequent to its acquisition, RTI Advanced Powder Materials was merged with and into the RMI Titanium Company, which is part of the Titanium Segment. From the acquisition date through September 30, 2014, RTI Advanced Powder Materials generated revenues of $0.2 million and an operating loss of $0.6 million.

The preliminary purchase price allocation, which has not been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$392
Inventories	174
Plant and equipment	101
Intangible assets:
Customer relationships	3,250
Developed technology	850
Backlog	100
Goodwill	14,354
Liabilities assumed:
Current liabilities	(389)
Deferred tax liabilities	(1,724)
Contingent consideration	(1,600)

Net assets acquired	$15,508

The purchase price allocation was adjusted during the three months ended September 30, 2014 as a result of further evaluation of RTI Advanced Powder Materials’ opening balance sheet. These adjustments resulted in decreases to the customer relationships and developed technology intangible assets and an increase to goodwill in the preceding purchase price allocation.

Goodwill is primarily attributable to the Company’s exposure to new materials and production methods, which is expected to enhance the Company’s existing product offerings, and is not deductible for income tax purposes. Customer relationships and developed technology intangible assets are being amortized over a seven-year useful life, while the backlog intangible asset is being amortized over a one-year useful life. The purchase price allocation remained open at September 30, 2014, with the exception of the contingent consideration which was finalized as of September 30, 2014.

Pro forma financial information has not been prepared for the acquisition of RTI Advanced Powder Materials as the acquisition was not material to the Condensed Consolidated Financial Statements.

RTI Directed Manufacturing. On January 22, 2014, the Company purchased all of the outstanding common stock of RTI Directed Manufacturing for total consideration of approximately $22.1 million, including $21.7 million in cash and the assumption of $0.4 million in liabilities. RTI Directed Manufacturing additively

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

manufactures plastic and metal, including titanium, components using 3-D printing technology for a variety of markets. The results of RTI Directed Manufacturing are reported in the EP&S Segment. From the acquisition date through September 30, 2014, RTI Directed Manufacturing generated revenues of $2.0 million and an operating loss of $1.0 million.

The preliminary purchase price allocation, which has not been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$717
Inventories	452
Plant and equipment	1,973
Intangible assets:
Customer relationships	2,800
Directed Manufacturing trade name	1,000
Developed technology	1,100
Goodwill	14,074
Liabilities assumed:
Current liabilities	(285)

Net assets acquired	$21,831

The purchase price allocation was adjusted during the three months ended September 30, 2014 as a result of further evaluation of RTI Directed Manufacturing’s opening balance sheet and projections of future performance. These adjustments resulted in decreases to each of the captions in the purchase price allocation.

Goodwill is primarily attributable to RTI Directed Manufacturing’s assembled workforce and exposure to new customers for the Company’s products. Customer relationships and developed technology are being amortized over a seven-year useful life. Trade names are not amortized as the Company believes that these assets have an indefinite life and the Company intends to continue the use of the Directed Manufacturing name indefinitely.

The Company previously disclosed that it was evaluating the appropriateness of a 338(h)(10) election under the Internal Revenue Code (the “I.R.C.”), which would allow the Company to step-up the tax basis of acquired assets to fair value as presented in the purchase price allocation. The Company has since determined that the election is appropriate, and as a result, a significant portion of the purchase price, including goodwill, is deductible for U.S. tax purposes under the provisions of I.R.C. Section 197. The entire purchase price allocation remained open at September 30, 2014.

Pro forma financial information has not been prepared for the acquisition of RTI Directed Manufacturing as the acquisition was not material to the Condensed Consolidated Financial Statements.

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

Note 5—DISCONTINUED OPERATIONS:

As previously disclosed, in conjunction with the reorganization of its reportable segments in 2013, the Company evaluated its long-term growth strategy and determined it would sell or seek other strategic alternatives for its non-core service centers, RTI Connecticut and RTI Pierce Spafford. In February 2014, the Company completed the sale of the assets of RTI Connecticut for approximately $3.3 million in cash. In April 2013, the Company completed the sale of RTI Pierce Spafford for approximately $12.4 million in cash, of which $10.5 million has been received as of September 30, 2014 with the remainder expected to be received later in 2014.

The results of RTI Connecticut, including all fair value adjustments and losses on the completed sale, have been presented as results from discontinued operations for the three and nine months ended September 30, 2014 and 2013 on the Company’s Condensed Consolidated Statements of Operations, while the results of RTI Pierce Spafford are presented as results of discontinued operations for the nine months ended September 30, 2013. The assets and liabilities of RTI Connecticut have been classified on the Company’s Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations.

The Company’s results from discontinued operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$30	$1,596	$834	$14,125
Income (loss) before income taxes	39	(314)	(535)	(949)
Provision for (benefit from) income taxes	4	(34)	(135)	(197)
Net income (loss) from discontinued operations	35	(280)	(400)	(752)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Assets and liabilities of discontinued operations were comprised of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
ASSETS
Accounts receivable, net	$68	$594
Inventories, net	582	4,555
Property, plant, and equipment, net	—	105
Other current assets	—	20

Total assets of discontinued operations	$650	$5,274

LIABILITIES
Accounts payable	$—	$326
Accrued wages and other employment costs	—	96
Other liabilities	—	36

Total liabilities of discontinued operations	$—	$458

Note 6—ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss is comprised of foreign currency exchange rate fluctuations at the Company’s Canadian subsidiary, changes in prior service costs and actuarial losses related to the Company’s pension plans, and unrealized gains and losses on short-term investments. The components of accumulated other comprehensive loss at September 30, 2014 and December 31, 2013 were as follows:

	Foreign Currency Translation	Prior Service Costs and Actuarial Losses on Benefit Plans	Unrealized Losses on Investments	Total
Balance at December 31, 2013	$5,780	$(46,177)	$—	$(40,397)
Other comprehensive loss before reclassifications, net of tax	(5,703)	—	(7)	(5,710)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3,315	—	3,315

Accumulated other comprehensive income (loss) at September 30, 2014	$77	$(42,862)	$(7)	$(42,792)

Amounts reclassified from accumulated other comprehensive income to net periodic pension expense during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Actuarial losses and prior service costs	$1,783	$2,017	$5,347	$6,463
Special termination benefits	—	—	—	2,214
Tax benefit	(678)	(767)	(2,032)	(3,296)

Total reclassifications	$1,105	$1,250	$3,315	$5,381

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

These amounts have been used in the calculation of net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013. Refer to Note 15 for further information about the Company’s benefit plans.

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

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2014, and the activity during the nine months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2013	526,736
Granted	103,472
Forfeited	(20,272)
Expired	(32,211)
Exercised	(27,914)

Outstanding at September 30, 2014	549,811

Exercisable at September 30, 2014	380,969

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2014
Risk-free interest rate	1.51%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	55.00%

The weighted-average grant date fair value of stock option awards granted during the nine months ended September 30, 2014 was $14.73.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Restricted Stock

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2014, and the activity during the nine months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2013	213,475
Granted	96,806
Vested	(92,259)
Forfeited	(17,657)

Nonvested at September 30, 2014	200,365

The fair value of restricted stock grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2014 was $29.50.

Performance Share Awards

A summary of the Company’s performance share awards as of September 30, 2014, and the activity during the nine months then ended, is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2013	154,333	308,666
Granted	70,875	141,750
Vested	(42,442)	(84,884)
Forfeited	(21,798)	(43,596)

Outstanding at September 30, 2014	160,968	321,936

The performance awards issued in 2014 have both market and performance vesting conditions. The payout of fifty percent of the awards is based upon the Company’s total shareholder return compared to the total shareholder return of a relative peer group over a three-year period. These awards were valued using a Monte Carlo model. The payout of the remaining fifty percent of the awards is based upon the Company’s annual diluted earnings per share growth over a three-year period. These awards have been accounted for as awards with performance conditions using the market value of the Company’s Common Stock on the date of issuance. Expense on these awards is recognized over the performance period and is determined based on the probability that the performance targets will be achieved. The weighted-average grant-date fair value of these shares awarded during the nine months ended September 30, 2014 was $34.96.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

For the nine months ended September 30, 2014, the estimated annual effective tax rate applied to ordinary income from continuing operations was 25.0%, compared to a rate of 39.2% for the nine months ended September 30, 2013. The Company’s effective income tax rate decreased 14.3 percentage points from 2013 principally because no tax expense was recorded on income expected to be earned in 2014 by the Company’s Canadian subsidiary, and no tax benefit was recognized in prior years when Canadian net operating losses were generated by this subsidiary.

Due to the Canadian subsidiary’s cumulative losses over a number of years, the Company recorded a full valuation allowance at December 31, 2010 and for all subsequent periods, against its Canadian net deferred tax asset position, which is principally comprised of net operating losses. At September 30, 2014, the Company’s Canadian net deferred tax asset totaled $30.5 million, with an offsetting valuation allowance of the same amount.

For the nine months ended September 30, 2014 and for the full 2014 calendar year, the Company’s Canadian subsidiary is expected to generate taxable income, which will not result in a tax charge for financial statement purposes, since no benefit was recognized in prior years for the net operating losses that are offsetting the current year taxable income. The effect of utilizing these Canadian net operating losses, for which a benefit is not currently recognized in the financial statements, reduced the Company’s estimated annual effective income tax rate by 4.4 percentage points.

Inclusive of discrete items, the Company recorded a provision for income taxes of $2,141, or 12.1% of pretax income from continuing operations, and $5,653 (as restated), or 23.3% of pretax income from continuing operations, for federal, state, and foreign income taxes for the nine months ended September 30, 2014 and 2013, respectively. A discrete benefit of $2,283 was reflected for the nine months ended September 30, 2014 and was primarily due to adjustments to unrecognized tax benefits due to a lapse of the statute of limitations. A $3,843 discrete benefit was reflected for the nine months ended September 30, 2013 primarily related to the revaluation of certain deferred tax liabilities due to changes in state and U.K. tax laws and from the effective settlement of a tax audit during the period.

Note 9—EARNINGS PER SHARE:

Basic earnings per share (“EPS”) was computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted EPS was calculated by dividing net income attributable to common shareholders by the weighted-average of all potentially dilutive shares of Common Stock that were outstanding during the periods presented. The Company’s restricted stock awards are considered participating securities. As such, the Company uses the two-class method to compute basic and diluted EPS.

At September 30, 2014, the Company had $114.4 million aggregate principal amount of its 3.000% Convertible Senior Notes due December 2015 (the “2015 Notes”) and $402.5 million aggregate principal amount of its 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”) outstanding. The calculation of diluted EPS for the three months ended September 30, 2014 and for the three months ended September 30, 2013 was calculated by adding back interest expense, net of tax, related to the 2019 Notes to the numerator and adding shares underlying the 2019 Notes to the denominator using the “If Converted” method. Shares underlying the 2015 Notes and certain stock options were excluded from the calculation of EPS as their effects were antidilutive.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Shares excluded from the calculation of EPS for the three and nine months ending September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
2015 Notes	3,185,213	3,185,213	3,185,213	3,185,213
2019 Notes	—	—	9,885,561	9,885,561
Antidilutive options (1)	368,326	241,334	370,488	238,090

(1)	Average option price of shares excluded from calculation of EPS were $39.94 and $47.50 for the three months ended September 30, 2014 and 2013, respectively, and $40.47 and $48.29 for the nine months ended September 30, 2014 and 2013, respectively.

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Numerator—basic earnings per share:
Net income from continuing operations before allocation of earnings to participating securities	$12,255	$12,575	$15,550	$18,602
Less: Earnings allocated to participating securities	(80)	(87)	(98)	(125)

Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities used in calculation of basic earnings per share	$12,175	$12,488	$15,452	$18,477

Numerator—diluted earnings per share:
Net income from continuing operations before allocation of earnings to participating securities	$12,255	$12,575	$15,550	$18,602
Interest expense on 2019 Notes, net of tax	3,218	2,853	N/A	N/A
Less: Earnings allocated to participating securities	(101)	(107)	(98)	(125)

Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities used in calculation of diluted earnings per share	$15,372	$15,321	$15,452	$18,477

Net income (loss) from discontinued operations before allocation of earnings to participating securities	$35	$(280)	$(400)	$(752)
Less: Earnings allocated to participating securities	—	—	—	—

Net income (loss) from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$35	$(280)	$(400)	$(752)

Denominator:
Basic weighted-average shares outstanding	30,512,303	30,325,662	30,484,509	30,285,004
Effect of dilutive securities	9,981,420	10,048,947	119,789	213,843

Diluted weighted-average shares outstanding	40,493,723	40,374,609	30,604,298	30,498,847

Earnings per share attributable to continuing operations:
Basic	$0.40	$0.41	$0.51	$0.61
Diluted	$0.38	$0.38	$0.50	$0.61
Earnings (loss) per share attributable to discontinued operations:
Basic	$0.00	$(0.01)	$(0.01)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

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

Cash, cash equivalents, and short-term investments consist of the following:

	September 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$67,873	$62,394
Cash equivalents:
Commercial paper	39,794	150,978
Money market mutual funds	62,675	130,265

Total cash and cash equivalents	170,342	343,637

Short-term investments:
Commercial paper	121,968	—

Total short-term investments	121,968	—

Total cash, cash equivalents, and short-term investments	$292,310	$343,637

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company had no short- or long-term investments at December 31, 2013. The Company’s short-term investments at September 30, 2014 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2014
Commercial Paper	$121,979	$—	$11	$121,968

Total	$121,979	$—	$11	$121,968

The Company typically purchases its available-for-sale debt securities either at a premium or a discount. The premium or discount is amortized over the remaining term of each security using the interest method. Amortization is recorded as either a decrease to interest income for premiums or an increase to interest income for discounts. For the nine months ended September 30, 2014, net amortization of premiums and discounts was immaterial.

The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent. All of the Company’s investments had contractual maturities of less than one year at September 30, 2014.

As of September 30, 2014, no investments classified as available-for-sale had been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of September 30, 2014 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Listed below are the Company’s assets and liabilities and their fair values, which are measured at fair value on a recurring basis, as of September 30, 2014. The Company uses trading prices near the balance sheet date to determine the fair value of its assets measured on a recurring basis. The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future revenues related to the RTI Advanced Powder Materials acquisition. The contingent consideration is to be paid over the next 10 years, and there is no limit to the potential amount of contingent consideration. As of September 30, 2014, the purchase price allocation for the RTI Advanced Powder Materials contingent consideration was finalized. The Company held no assets or liabilities measured at fair value on a recurring basis as of December 31, 2013. There were no transfers between levels for the nine months ended September 30, 2014.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets measured on a recurring basis as of September 30, 2014:
Commercial Paper	$—	$121,968	$—	$121,968

Total	$—	$121,968	$—	$121,968

Liabilities measured on a recurring basis as of September 30, 2014:
Contingent Consideration	$—	$—	$1,600	$1,600

Total	$—	$—	$1,600	$1,600

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$170,342	$170,342	$343,637	$343,637
Current portion of long-term debt	$2,366	$2,366	$1,914	$1,914
Long-term debt	$446,609	$517,668	$430,300	$559,986

The fair value of long-term debt was estimated based on significant observable inputs, including recent trades and trading levels of the outstanding debt on September 30, 2014 and December 31, 2013 (Level 2).

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 12—INVENTORIES:

Inventories were valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 53% and 56% of the Company’s inventories at September 30, 2014 and December 31, 2013, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). As of September 30, 2014 and December 31, 2013, the current FIFO cost of inventories exceeded their LIFO carrying value by $36,074 and $50,709, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials and supplies	$143,594	$166,359
Work-in-process and finished goods	348,050	314,438
LIFO reserve	(36,074)	(50,709)

Total inventories, net	$455,570	$430,088

Note 13—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill. The Company does not amortize goodwill; however, the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.

While there were no impairments during the first nine months of 2014, uncertainties or other factors that could result in a potential impairment in future periods include:

•	the Company’s ability to improve the operational performance of its Medical Device Fabrication reporting unit,

•	unfavorable changes in program pricing, reductions in expected demand, or future production delays related to the Boeing 787 Pi Box program, and

•	any cancellation of one of the other major aerospace programs in which the Company currently participates, including the Joint Strike Fighter program, the Airbus family of aircraft, including the A380 and A350XWB programs, or the Boeing 747-8 program.

At both September 30, 2014 and December 31, 2013, the EP&S Segment had accumulated goodwill impairment losses of $22,858, while the Titanium Segment had no accumulated goodwill impairment losses. The carrying amounts of goodwill attributable to each segment at December 31, 2013 and September 30, 2014 were as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2013	$9,662	$107,916	$117,578
Additions (Note 4)	14,354	14,074	28,428
Purchase price allocation adjustment	—	100	100
Translation adjustment	—	(656)	(656)

September 30, 2014	$24,016	$121,434	$145,450

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

There were no intangible assets attributable to the Titanium Segment at December 31, 2013. The acquisition of RTI Advanced Powder Materials in June 2014 was incorporated into the Titanium Segment. The carrying amounts of intangible assets attributable to each segment at December 31, 2013 and September 30, 2014 were as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2013	$—	$53,754	$53,754
Intangible assets acquired (Note 4)	4,200	4,900	9,100
Amortization	(229)	(3,315)	(3,544)
Translation adjustment	—	(585)	(585)

September 30, 2014	$3,971	$54,754	$58,725

Note 14—LONG-TERM DEBT:

Long-term debt consisted of:

	September 30, 2014	December 31, 2013
$402.5 million aggregate principal amount 1.625% Convertible Senior Notes due 2019	$328,804	$319,569
$114.4 million aggregate principal amount 3.000% Convertible Senior Notes due 2015	107,297	103,065
Capital leases	12,874	9,580

Total debt	448,975	432,214
Less: Current portion of capital leases	(2,366)	(1,914)

Total long-term debt	$446,609	$430,300

During the three and nine months ended September 30, 2014, the Company recorded, as a component of interest expense, long-term debt discount amortization of $4,552 and $13,467, respectively. Interest expense

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

from the amortization of debt issuance costs was $472 and $1,401 for the three and nine months ended September 30, 2014, respectively. No interest was capitalized for the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2013, the Company recorded, as a component of interest expense, long-term debt discount amortization of $4,266 and $10,592, respectively. Interest expense from the amortization of debt issuance costs was $457 and $1,210 for the three and nine months ended September 30, 2013, respectively. The Company did not capitalize any interest during the three or nine months ended September 30, 2013.

Note 15—EMPLOYEE BENEFIT PLANS:

Components of net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2014 and 2013 for those salaried and hourly covered employees were as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$527	$594	$1,581	$1,879	$239	$177	$718	$570
Interest cost	1,965	1,715	5,897	5,096	534	481	1,601	1,439
Expected return on plan assets	(2,826)	(2,615)	(8,478)	(7,814)	—	—	—	—
Amortization of prior service cost	228	248	685	744	173	304	517	911
Amortization of actuarial loss	1,359	1,412	4,075	4,614	24	53	71	194
Settlement loss	427	—	427	—	—	—	—	—
Special termination benefits	—	—	—	2,052	—	—	—	162

Net periodic benefit cost	$1,680	$1,354	$4,187	$6,571	$970	$1,015	$2,907	$3,276

Additionally, the Company recognized $1,105 and $3,315, net of tax, as a component of accumulated other comprehensive loss related to amortization of actuarial losses and prior service costs, for the three and nine months ended September 30, 2014, respectively.

The Company recorded an expense of $427 in net periodic benefit cost during the three and nine months ended September 30, 2014, reflecting a settlement charge that has been incurred as a result of a voluntary early retirement program participant with benefits payable under the Company’s supplemental pension plan. The Company recorded an expense of $2,214 in net periodic benefit cost during the nine months ended September 30, 2013 related to the remeasurement of its qualified defined benefit pension plans and post-retirement medical plans as a result of a voluntary early retirement program initiated during the period.

The Company made contributions of $1,100 to its qualified defined benefit plans during the nine months ended September 30, 2014. The Company does not currently expect to make any additional contributions to its Company-sponsored pension plans during the remainder of 2014.

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

Environmental Matters

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $0.5 million to $2.1 million in the aggregate. At September 30, 2014 and December 31, 2013, the amount accrued for future environmental-related costs was $1.2 million and $1.3 million, respectively. Of the total amount accrued at September 30, 2014, $0.1 million was expected to be paid within the next twelve months, and was included as a component of other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The remaining $1.1 million was recorded as a component of other noncurrent liabilities. During the three months ended September 30, 2014, there were no payments made related to environmental liabilities, and during the nine months ended September 30, 2014, the Company made payments of $0.1 million related to its environmental liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Net sales:
Titanium Segment	$94,986	$88,065	$255,284	$268,411
Intersegment sales	20,876	24,375	68,469	65,993

Total Titanium Segment sales	115,862	112,440	323,753	334,404
EP&S Segment	107,272	106,871	326,853	314,850
Intersegment sales	21,847	14,142	71,928	47,181

Total EP&S Segment sales	129,119	121,013	398,781	362,031
Eliminations	42,723	38,517	140,397	113,174

Total consolidated net sales	$202,258	$194,936	$582,137	$583,261

Operating income:
Titanium Segment before corporate allocations	$20,625	$21,786	$43,435	$59,397
Corporate allocations	(4,520)	(4,641)	(13,565)	(14,051)

Total Titanium Segment operating income	16,105	17,145	29,870	45,346
EP&S Segment before corporate allocations	10,049	9,953	27,575	26,682
Corporate allocations	(6,106)	(5,219)	(18,308)	(16,021)

Total EP&S Segment operating income	3,943	4,734	9,267	10,661

Total consolidated operating income	$20,048	$21,879	$39,137	$56,007

	September 30, 2014	December 31, 2013
Total assets:
Titanium Segment	$674,288	$604,123
EP&S Segment	611,331	585,867
General corporate assets	244,852	310,281
Assets of discontinued operations	650	5,274

Total consolidated assets	$1,531,121	$1,505,545

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 18—NEW ACCOUNTING STANDARDS:

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendment requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of the ASU will have a material impact on its Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company does not expect that the adoption of the ASU will have a material impact on its Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this ASU on its Condensed Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company does not expect that the adoption of the ASU will have a material impact on its Condensed Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance during the nine months ended September 30, 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the nine months ended September 30, 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the nine months ended September 30, 2014 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2013 have been restated to correct the provision for income taxes related to the establishment of a full valuation allowance against the Company’s Canadian net deferred tax asset. The following tables present the Condensed Consolidating Statements of Operations as presented in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 as filed with the SEC on November 12, 2013, and the restated balances as presented in the Annual Report. The restatement impacts the provision for income taxes and all related subtotals for the non-guarantor subsidiaries. The non-guarantor subsidiary results have also been recast for the presentation of RTI Connecticut as a discontinued operation. Refer to Note 3 for details of restatement adjustments. The restatement adjustments had no impact on the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2013

(unaudited)

	RTI International Metals, Inc.		Guarantors		Non-Guarantors		Eliminations		Consolidated
	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated	Previously Reported (1)	As Restated
Net sales	$—	$—	$128,285	$128,285	$116,754	$115,158	$(48,507)	$(48,507)	$196,532	$194,936
Cost of sales	—	—	103,808	103,808	96,134	94,496	(48,507)	$(48,507)	151,435	149,797
Selling, general, and administrative expenses	712	712	10,808	10,808	10,971	10,699	—	—	22,491	22,219
Research, technical, and product development expenses	—	—	1,037	1,037	4	4	—	—	1,041	1,041

Operating income (loss)	(712)	(712)	12,632	12,632	9,645	9,959	—	—	21,565	21,879
Other income (expense), net	4,120	4,120	(2,520)	(2,520)	(1,894)	(1,894)	—	—	(294)	(294)
Interest income (expense), net	(5,488)	(5,488)	(1,571)	(1,571)	(250)	(250)	—	—	(7,309)	(7,309)
Equity in earnings of subsidiaries	11,876	12,268	(439)	(439)	532	532	(11,969)	(12,361)	—	—

Income before income taxes	9,796	10,188	8,102	8,102	8,033	8,347	(11,969)	(12,361)	13,962	14,276
Provision for (benefit from) income taxes	(2,496)	(2,387)	2,665	2,665	1,501	1,423	—	—	1,670	1,701

Net income attributable to continuing operations	12,292	12,575	5,437	5.437	6,532	6,924	(11,969)	(12,361)	12,292	12,575
Net loss attributable to discontinued operations, net of tax	—	(280)	—	—	—	(280)	—	280	—	(280)

Net income	$12,292	$12,295	$5,437	$5,437	$6,532	$6,644	$(11,969)	$(12,081)	$12,292	$12,295

Comprehensive income	$16,251	$15,558	$6,561	$6,561	$9,224	$8,640	$(15,785)	$(15,201)	$16,251	$15,558

(1):	Previously reported balances represent the amounts reported in the Condensed Consolidating Statement of Operations in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed with the SEC on November 12, 2013.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$124,863	$123,299	$(45,904)	$202,258
Costs and expenses:
Cost of sales	—	100,997	104,304	(45,904)	159,397
Selling, general, and administrative expenses (1)	(1,565)	11,277	12,020	—	21,732
Research, technical, and product development expenses	—	1,056	25	—	1,081

Operating income	1,565	11,533	6,950	—	20,048
Other income (expense), net	(2,711)	2,036	2,018	—	1,343
Interest expense, net	(5,944)	(1,048)	(771)	—	(7,763)
Equity in earnings of subsidiaries	12,554	306	416	(13,276)	—

Income before income taxes	5,464	12,827	8,613	(13,276)	13,628
Provision for (benefit from) income taxes	(6,791)	5,910	2,254	—	1,373

Net income attributable to continuing operations	$12,255	$6,917	$6,359	$(13,276)	$12,255

Net income attributable to discontinued operations, net of tax	$35	$—	$35	$(35)	$35

Net income	$12,290	$6,917	$6,394	$(13,311)	$12,290

Comprehensive income	$7,784	$7,871	$782	$(8,653)	$7,784

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses. A credit in parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2013

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$128,285	$115,158	$(48,507)	$194,936

Costs and expenses:
Cost of sales	—	103,808	94,496	(48,507)	149,797
Selling, general, and administrative expenses (1)	712	10,808	10,699	—	22,219
Research, technical, and product development expenses	—	1,037	4	—	1,041

Operating income (loss)	(712)	12,632	9,959	—	21,879
Other income (expense)	4,120	(2,520)	(1,894)	—	(294)
Interest expense, net	(5,488)	(1,571)	(250)	—	(7,309)
Equity in earnings of subsidiaries	12,268	(439)	532	(12,361)	—

Income before income taxes	10,188	8,102	8,347	(12,361)	14,276
Provision for (benefit from) income taxes	(2,387)	2,665	1,423	—	1,701

Net income attributable to continuing operations	$12,575	$5,437	$6,924	$(12,361)	$12,575

Net loss attributable to discontinued operations, net of tax	$(280)	$—	$(280)	$280	$(280)

Net income	$12,295	$5,437	$6,644	$(12,081)	$12,295

Comprehensive income	$15,558	$6,561	$8,640	$(15,201)	$15,558

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$358,489	$373,034	$(149,386)	$582,137

Costs and expenses:
Cost of sales	—	307,350	310,531	(149,386)	468,495
Selling, general, and administrative expenses (1)	(997)	34,584	37,644	—	71,231
Research, technical, and product development expenses	—	3,236	38	—	3,274

Operating income	997	13,319	24,821	—	39,137
Other income (expense), net	(4)	219	1,288	—	1,503
Interest expense, net	(17,701)	(3,293)	(1,955)	—	(22,949)
Equity in earnings of subsidiaries	24,089	872	1,718	(26,679)	—

Income before income taxes	7,381	11,117	25,872	(26,679)	17,691
Provision for (benefit from) income taxes	(8,169)	4,894	5,416	—	2,141

Net income attributable to continuing operations	$15,550	$6,223	$20,456	$(26,679)	$15,550

Net loss attributable to discontinued operations, net of tax	$(400)	$—	$(400)	$400	$(400)

Net income	$15,150	$6,223	$20,056	$(26,279)	$15,150

Comprehensive income	$12,755	$9,079	$14,353	$(23,432)	$12,755

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in parent SG&A is offset by an equal debit amount in the subsidiaries’ SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2013

	RTI International Metals, Inc. (As Restated)	Guarantor Subsidiaries (As Restated)	Non-Guarantor Subsidiaries (As Restated)	Eliminations (As Restated)	Consolidated (As Restated)
Net sales	$—	$401,236	$338,239	$(156,214)	$583,261

Costs and expenses:
Cost of sales	—	325,858	285,448	(156,214)	455,092
Selling, general, and administrative expenses (1)	2,416	33,550	33,172	—	69,138
Research, technical, and product development expenses	—	3,020	4	—	3,024

Operating income (loss)	(2,416)	38,808	19,615	—	56,007
Other income (expense)	4,230	(3,800)	535	—	965
Interest expense, net	(15,510)	(10,210)	(6,997)	—	(32,717)
Equity in earnings of subsidiaries	25,277	(549)	1,485	(26,213)	—

Income before income taxes	11,581	24,249	14,638	(26,213)	24,255
Provision for (benefit from) income taxes	(7,021)	7,541	5,133	—	5,653

Net income attributable to continuing operations	$18,602	$16,708	$9,505	$(26,213)	$18,602

Net loss attributable to discontinued operations, net of tax	$(752)	$—	$(752)	$752	$(752)

Net income	$17,850	$16,708	$8,753	$(25,461)	$17,850

Comprehensive income	$23,672	$25,089	$5,255	$(30,344)	$23,672

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of September 30, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$122,060	$48,282	$—	$170,342
Short-term investments	—	121,968	—	—	121,968
Receivables, net	1,588	65,861	76,943	(23,112)	121,280
Inventories, net	—	302,142	153,428	—	455,570
Cost in excess of billings	—	2,620	4,397	—	7,017
Deferred income taxes	27,396	2,755	2,288	—	32,439
Assets of discontinued operations	—	—	650	—	650
Other current assets	13,727	2,930	4,651	—	21,308

Total current assets	42,711	620,336	290,639	(23,112)	930,574
Property, plant, and equipment, net	2,120	283,391	88,790	—	374,301
Goodwill	—	94,911	50,539	—	145,450
Other intangible assets, net	—	33,573	25,152	—	58,725
Other noncurrent assets	8,954	7,104	6,013	—	22,071
Intercompany investments (1)	1,275,690	148,296	55,251	(1,479,237)	—

Total assets	$1,329,475	$1,187,611	$516,384	$(1,502,349)	$1,531,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,796	$56,383	$51,297	$(23,112)	$86,364
Accrued wages and other employee costs	5,328	16,137	8,230	—	29,695
Unearned revenue	—	43	7,776	—	7,819
Other accrued liabilities	7,402	6,970	10,767	—	25,139

Total current liabilities	14,526	79,533	78,070	(23,112)	149,017
Long-term debt	436,100	296	10,213	—	446,609
Intercompany debt	9,124	47,812	240,157	(297,093)	—
Liability for post-retirement benefits	—	44,219	—	—	44,219
Liability for pension benefits	5,679	5,571	159	—	11,409
Deferred income taxes	68,074	1,748	3,865	—	73,687
Unearned revenue	—	—	4,755	—	4,755
Other noncurrent liabilities	5,493	5,172	281	—	10,946

Total liabilities	538,996	184,351	337,500	(320,205)	740,642

Shareholders’ equity	790,479	1,003,260	178,884	(1,182,144)	790,479

Total liabilities and shareholders’ equity	$1,329,475	$1,187,611	$516,384	$(1,502,349)	$1,531,121

(1)	Intercompany investments include equity investments and intercompany loans receivable from legal entities not included within the same consolidation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet

As of December 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$312,202	$31,435	$—	$343,637
Receivables, net	786	57,397	69,847	(22,759)	105,271
Inventories, net	—	265,621	164,467	—	430,088
Costs in excess of billings	—	3,800	1,577	—	5,377
Deferred income taxes	31,656	—	376	—	32,032
Assets of discontinued operations	—	—	5,274	—	5,274
Other current assets	9,425	2,984	4,538	—	16,947

Total current assets	41,867	642,004	277,514	(22,759)	938,626
Property, plant, and equipment, net	2,328	292,033	77,979	—	372,340
Goodwill	—	79,705	37,873	—	117,578
Other intangible assets, net	—	31,184	22,570	—	53,754
Other noncurrent assets	11,025	7,184	5,038	—	23,247
Intercompany investments (1) (2)	1,240,671	108,693	109,638	(1,459,002)	—

Total assets	$1,295,891	$1,160,803	$530,612	$(1,481,761)	$1,505,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,948	$54,111	$45,739	$(22,759)	$79,039
Accrued wages and other employee costs	6,598	14,093	9,096	—	29,787
Unearned revenue	—	288	15,337	—	15,625
Liabilities of discontinued operations	—	—	458	—	458
Other accrued liabilities	6,800	5,101	10,673		22,574

Total current liabilities	15,346	73,593	81,303	(22,759)	147,483
Long-term debt	422,634	738	6,928	—	430,300
Intercompany debt (2)	—	402,114	210,550	(612,664)	—
Liability for post-retirement benefits	—	43,447	—	—	43,447
Liability for pension benefits	5,943	7,685	159	—	13,787
Deferred income taxes	70,006	—	4,072	—	74,078
Unearned revenue	—	—	10,470	—	10,470
Other noncurrent liabilities	7,988	3,763	255	—	12,006

Total liabilities	521,917	531,340	313,737	(635,423)	731,571

Shareholders’ equity (2)	773,974	629,463	216,875	(846,338)	773,974

Total liabilities and shareholders’ equity	$1,295,891	$1,160,803	$530,612	$(1,481,761)	$1,505,545

(1)	Intercompany investments include equity investments and intercompany loans receivable from legal entities not included within the same consolidation.
(2)	The Condensed Consolidating Balance sheet has been adjusted to correct the prior presentation of intercompany debt and investment balances. Previously, certain intercompany debt and investment balances had been netted, resulting in the understatement of total assets and liabilities of both the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, as well as understatement of Guarantor Subsidiaries Shareholders’ Equity. These adjustments increased (decreased) intercompany investments by $82,070, $103,917, and $(185,987); intercompany debt by $44,970, $103,917, and $(148,887); and shareholders’ equity by $37,100, $-, and $(37,100) for Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$39,351	$8,601	$15,538	$(50,893)	$12,597

Investing activities:
Investments in subsidiaries, net	(346,642)	—	—	346,642	—
Acquisitions, net of cash acquired	—	(15,508)	(21,709)	—	(37,217)
Capital expenditures	(185)	(13,403)	(12,506)	—	(26,094)
Short-term investments, net	—	(121,882)	—	—	(121,882)
Divestitures	—	—	3,281	—	3,281
Intercompany debt activity, net	298,197	(39,582)	56,105	(314,720)	—

Cash provided by (used in) investing activities	(48,630)	(190,375)	25,171	31,922	(181,912)
Financing activities:
Proceeds from exercise of employee stock options	807	—	—	—	807
Excess tax benefits from stock-based compensation activity	199	—	—	—	199
Parent company investments, net of distributions	—	346,642	(50,893)	(295,749)	—
Repayments on long-term debt	—	(708)	(744)	—	(1,452)
Intercompany debt activity, net	9,124	(354,302)	30,458	314,720	—
Purchase of common stock held in treasury	(851)	—	—	—	(851)

Cash provided by (used in) financing activities	9,279	(8,368)	(21,179)	18,971	(1,297)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,683)	—	(2,683)

Increase (decrease) in cash and cash equivalents	—	(190,142)	16,847	—	(173,295)
Cash and cash equivalents at beginning of period	—	312,202	31,435	—	343,637

Cash and cash equivalents at end of period	$—	$122,060	$48,282	$—	$170,342

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$3,413	$8,745	$(5,818)	$—	$6,340

Investing activities:
Acquisitions, net of cash acquired	—	—	10,475	—	10,475
Investments in subsidiaries, net	(34,492)	—	—	34,492	—
Capital expenditures	(946)	(19,229)	(6,182)	—	(26,357)
Investments, net	—	(45,367)	—	—	(45,367)
Intercompany debt activity, net (1)	(240,267)	(5,507)	2,156	243,618	—

Cash provided by (used in) investing activities	(275,705)	(70,103)	6,449	278,110	(61,249)

Financing activities:
Proceeds from exercise of employee stock options	1,960	—	—	—	1,960
Excess tax benefits from stock-based compensation activity	405	—	—	—	405
Financing fees	(12,370)	—	—	—	(12,370)
Parent company investments/dividends, net	—	99	34,393	(34,492)	—
Borrowings on long-term debt	402,500	—	—	—	402,500
Repayments on long-term debt	(119,917)	(673)	—	—	(120,590)
Intercompany debt activity, net (1)	—	238,111	5,507	(243,618)	—
Purchase of common stock held in treasury	(399)	—	—	—	(399)
Other financing activities	113	99	(212)	—	—

Cash provided by financing activities	272,292	237,636	39,688	(278,110)	271,506
Effect of exchange rate changes on cash and cash equivalents	—	—	1,234	—	1,234

Increase in cash and cash equivalents	—	176,278	41,553	—	217,831
Cash and cash equivalents at beginning of period	—	87,283	9,907	—	97,190

Cash and cash equivalents at end of period	$—	$263,561	$51,460	$—	$315,021

(1)	The Condensed Consolidating Statements of Cash Flows have been adjusted to revise the presentation of intercompany debt activities to present gross investing and financing activities, rather than net financing activities as previously reported. These adjustments increased (decreased) cash flows from investing activities for the Parent, Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations by $(240,267), $(5,507), $2,156 and $243,618 and increased (decreased) cash flows from financing activities for the Parent, Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations by $240,267, $5,507, $(2,156) and $(243,618), respectively.

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

Overview

Overview

We are a leading producer and global supplier of advanced titanium mill products and supplier of fabricated titanium and specialty metal components for the international aerospace, defense, medical device, energy, and other consumer and industrial markets. We conduct our global operations through two segments: the Titanium Segment and the Engineered Products and Services (“EP&S”) Segment.

The Titanium Segment melts, processes, produces, forges, stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of a complete range of titanium mill products which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles and Canton, Ohio; Martinsville, Virginia; Norwalk, California; Burlington, Massachusetts; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment has overall responsibility for the production and distribution of primary mill products including, but not limited to, bloom, billet, sheet, and plate. In addition, the Titanium Segment produces ferro titanium alloys for its steel-making customers. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, additively manufacture, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations in Minneapolis, Minnesota; Houston and Austin, Texas; Sullivan and Washington, Missouri; Laval, Canada; and Welwyn Garden City and Bradford, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products. For the three months ended September 30, 2014 and 2013, approximately 18% and 22%, respectively, of the Titanium Segment’s sales were to the EP&S Segment. For the nine months ended September 30, 2014 and 2013, approximately 21% and 20%, respectively, of the Titanium Segment’s sales were to the EP&S Segment.

Trends and Uncertainties

The commercial aerospace industry, which represents our largest market, continues to strengthen as the ramp in production activity stays on track to support the growing, record commercial aerospace backlog. We continue to win additional commercial aerospace business through the spectrum of products and services that we offer within our EP&S Segment. We also continue to increase the use of titanium produced at our mill in these commercial aerospace applications, which we anticipate will drive margin benefits at an enterprise level. In addition to the offerings of our EP&S Segment, we have experienced increased demand for offerings from our Titanium Segment in the commercial aerospace engine market, including a recently negotiated agreement to supply titanium aluminide for use in turbine engines. As we expand our product offerings and manufacturing capabilities, we have experienced and may continue to experience increased costs related to the development of these offerings and capabilities, which could have negative impacts on our operations. Notwithstanding the short-term impact of customer de-risking strategies, political instability in Russia, Ukraine, and the Middle East, as well as a weakening European economy, the strengthening of the U.S. Dollar, and the threat of an Ebola virus epidemic, could cause our customers to maintain a cautious outlook in the near-term.

We continue to experience short-term difficulties in the medical device market; however, we see long-term profitable growth within the market as short-term pricing pressures related to the Patient Protection and Affordable Care Act are expected to be overcome by long-term growth resulting from aging populations and continued advances in medical technology. Additionally, the recent fall in oil prices could cause reductions in offshore exploration and drilling.

U.S. defense spending continues to be a source of uncertainty, but we continue to see support for key programs such as the JSF and other aircraft, as well as a radar modernization program, which we believe provides stability for our defense market sales.

Results of Operations

Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
(In millions except percentages)	2014	2013 (As Restated)	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$95.0	$88.0	$7.0	8.0%
EP&S Segment	107.3	106.9	0.4	0.4%

Total consolidated net sales	$202.3	$194.9	$7.4	3.8%

The increase in the Titanium Segment’s net sales was primarily the result of an increase in shipments of prime mill products to trade customers to 2.7 million pounds for the three months ended September 30, 2014, from 1.9 million pounds for the three months ended September 30, 2013, partially offset by a lower-priced product mix which resulted in a 23% decrease in average realized selling prices to $13.71 per pound for the three months ended September 30, 2014, from $17.80 per pound for the three months ended September 30, 2013, primarily driven by the mix of lower-priced mill products. Higher sales of processed mill products to commercial aerospace customers increased the Titanium Segment’s net sales by a further $3.8 million.

The increase in the EP&S Segment’s net sales was the result of achieving full-rate production under the Boeing 787 Pi Box program, which increased net sales $11.2 million, as well as the acquisitions of RTI Extrusions Europe and RTI Directed Manufacturing, which increased net sales $5.8 million, and higher sales to the medical device market totaling $0.6 million. Offsetting these increases were lower energy market project sales of $9.4 million, non-787 Pi Box-related commercial aerospace sales of $1.7 million, and lower defense aerospace and radar sales of $3.5 and $2.7 million, respectively.

Gross Profit. Gross profit for our reportable segments for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$25.1	26.4%	$26.8	30.5%	$(1.7)	(6.3)%
EP&S Segment	17.8	16.6%	18.3	17.1%	(0.5)	(2.7)%

Total consolidated gross profit	$42.9	21.2%	$45.1	23.1%	$(2.2)	(4.9)%

The decrease in the Titanium Segment’s gross profit was primarily attributable to lower duty drawback recoveries of $1.9 million and a lower-priced product mix, which reduced gross profit $4.0 million. Partially offsetting these decreases were gross profit improvements of $4.4 million related to higher sales volumes.

The decrease in the EP&S Segment’s gross profit was driven primarily by build-rate adjustments and normalized duty drawback recoveries during the three months ended September 30, 2014, which collectively reduced gross profit $4.5 million. Partially offsetting these decreases were a continued recovery in the medical device market which increased gross profit $3.0 million, and the acquisitions of RTI Extrusions Europe and RTI Directed Manufacturing, which increased gross profit $1.0 million.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$7.9	8.3%	$8.6	9.8%	$(0.7)	(8.1)%
EP&S Segment	13.8	12.9%	13.6	12.7%	0.2	1.5%

Total consolidated SG&A	$21.7	10.7%	$22.2	11.4%	$(0.5)	(2.3)%

The decrease in SG&A expenses was primarily due to a $1.5 million reduction in compensation costs, partially offset by an increase in SG&A expenses due to the acquisition of RTI Extrusions Europe in October 2013 and RTI Directed Manufacturing in January 2014 of $0.7 million and $0.3 million, respectively.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $1.1 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. This spending reflects our continued focus on productivity and quality enhancements to our current manufacturing processes, as well as new product development.

Operating Income. Operating income for our reportable segments for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$16.1	16.9%	$17.2	19.5%	$(1.1)	(6.4)%
EP&S Segment	3.9	3.6%	4.7	4.4%	(0.8)	(17.0)%

Total consolidated operating income	$20.0	9.9%	$21.9	11.2%	$(1.9)	(8.7)%

The decrease in the Titanium Segment’s operating income was primarily the result of lower pricing and lower duty drawback recoveries during the three months ended September 30, 2014, partially offset by higher volume.

The decrease in the EP&S Segment’s operating income was driven primarily by build-rate adjustments for certain aerospace programs, lower duty drawback recoveries, and higher SG&A during the three months ended September 30, 2014, partially offset by increased medical device market volumes and the impact of recent acquisitions.

Other Income (Expense), Net. Other income (expense), net, was $1.3 million and $(0.3) million for the three months ended September 30, 2014 and 2013, respectively. Other income (expense) consisted of foreign exchange gains and losses from our international operations and realized gains (losses) on sales of available-for-sale securities. Other income during the three months ended September 30, 2014 was driven by foreign exchange gains totaling $1.3 million during the period.

Interest Income and Interest Expense. Interest income was not material for each of the three months ended September 30, 2014 and 2013. Interest expense for the three months ended September 30, 2014 and 2013 was $7.8 million and $7.4 million, respectively.

Our interest expense for the three months ended September 30, 2014 and 2013 was attributable to the following:

	Three Months Ended September 30,
	2014	2013
1.625% Convertible Senior Notes due 2019	$4,738	$4,570
3.000% Convertible Senior Notes due 2015	2,307	2,188
Other	779	629

Total	$7,824	$7,387

Provision for Income Taxes. We recognized a provision for income taxes of $1.4 million, or 10.1% of pretax income, and $1.7 million, or 11.9% of pretax income, for federal, state, and foreign income taxes on continuing operations for the three months ended September 30, 2014 and 2013, respectively. Discrete items for the three months ended September 30, 2014 resulted in a benefit of $2.1 million and were primarily related to adjustments to unrecognized tax benefits due to a lapse of the statute of limitations. Discrete items for the three months ended September 30, 2013 resulted in a benefit of $2.6 million and were primarily related to a reduction of certain deferred tax liabilities due to changes in state and U.K. tax laws. This change in the provision for income taxes is illustrated in the table below:

Provision for income taxes for the three months ended September 30, 2013 (As Restated)		$1.7
Items resulting in changes in income tax provision between periods:
Tax at statutory rate of 35% resulting from a decrease in income between periods	$(0.3)
State income taxes, net of federal effects	2.4
Tax reserves and prior years’ income taxes	(1.5)
Foreign income taxed at different rates	(0.2)
Bond premium disallowance	(0.4)
Other	(0.3)	(0.3)

Provision for income taxes for the three months ended September 30, 2014		$1.4

Because of our Canadian subsidiary’s cumulative losses over several years, no financial statement benefit has been recognized for its deferred tax assets, including its net operating losses (“NOLs”). As a result, income expected to be earned by the Company’s Canadian subsidiary in 2014 has an effective tax rate of zero. The effect of reversing the valuation allowance on the Company’s Canadian net deferred tax asset in the three month period is reflected in the “foreign income taxed at different rates” above.

Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013

Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
(In millions except percentages)	2014	2013 (As Restated)	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$255.3	$268.4	$(13.1)	(4.9)%
EP&S Segment	326.8	314.9	11.9	3.8%

Total consolidated net sales	$582.1	$583.3	$(1.2)	(0.2)%

The decrease in the Titanium Segment’s net sales was primarily the result of a 17.9% decrease in average realized selling prices to $15.00 per pound for the nine months ended September 30, 2014, from $18.26 per pound for the nine months ended September 30, 2013, which was the result of a lower-priced product mix. Shipments of prime mill product to trade customers were consistent at 5.9 million pounds for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013. The decrease was partially offset by higher sales of processed mill products to commercial aerospace customers which increased the Titanium Segment’s net sales $5.2 million.

The increase in the EP&S Segment’s net sales was primarily attributable to achieving full-rate production on the Boeing 787 Pi Box program, which increased net sales $45.4 million, as well as the acquisitions of RTI Extrusions Europe and RTI Directed Manufacturing, which increased net sales $17.5 million. Partially offsetting these increases were decreases of $22.0 million related to decreased activity on energy market projects, $14.0 million related to commercial aerospace build-rate schedule reductions as well as other commercial aerospace-related decreases, $12.8 million related to defense market programs, and lower demand from our medical device market customers, which decreased net sales by $2.5 million.

Gross Profit. Gross profit for our reportable segments for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$58.8	23.0%	$74.5	27.8%	$(15.7)	(21.1)%
EP&S Segment	54.8	16.8%	53.7	17.1%	1.1	2.0%

Total consolidated gross profit	$113.6	19.5%	$128.2	22.0%	$(14.6)	(11.4)%

The decrease in the Titanium Segment’s gross profit was primarily attributable to a lower-priced product mix, partially offset by increased shipments to commercial aerospace customers. Additionally, lower duty drawback recoveries of $8.9 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 were primarily due to the backlog of claims that were filed in 2013. The decrease was partially offset by a $1.6 million expense related to a voluntary early retirement program recorded during the nine months ended September 30, 2013.

The increase in the EP&S Segment’s gross profit was primarily attributable to achieving full-rate production on the Boeing 787 Pi Box program, which increased gross profit $11.8 million. These increases were partially offset by adjustments to certain commercial aerospace build-rate schedules and lower margins on medical device sales during the nine months ended September 30, 2014.

Selling, General, and Administrative Expenses. SG&A for our reportable segments for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$25.7	10.1%	$26.1	9.7%	$(0.4)	(1.5)%
EP&S Segment	45.5	13.9%	43.0	13.7%	2.5	5.8%

Total consolidated SG&A	$71.2	12.2%	$69.1	11.8%	$2.1	3.0%

The increase in SG&A expenses was primarily due to the acquisitions of RTI Extrusions Europe in October 2013 and RTI Directed Manufacturing in January 2014 which increased SG&A expenses $2.1 million and $0.7 million, respectively, as well as severance costs associated with fixed cost reductions which increased SG&A expenses $0.5 million. These increases were partially offset by lower compensation-related expenses of $1.7 million.

Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $3.3 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively. This spending reflects our continued focus on productivity and quality enhancements to our current manufacturing processes, as well as new product development.

Operating Income. Operating income for our reportable segments for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014		2013 (As Restated)
(In millions except percentages)	$	% of Sales	$	% of Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Titanium Segment	$29.9	11.7%	$45.3	16.9%	$(15.4)	(34.0)%
EP&S Segment	9.2	2.8%	10.7	3.4%	(1.5)	(14.0)%

Total consolidated operating income	$39.1	6.7%	$56.0	9.6%	$(16.9)	(30.2)%

The decrease in the Titanium Segment’s operating income was due to lower average realized selling prices and a lower margin sales mix, as well as lower duty drawback recoveries during the nine months ended September 30, 2014.

The decrease in the EP&S Segment’s operating income was primarily attributable to the $2.5 million increase in SG&A expense and margin decreases related to other commercial aerospace build-rate schedules and medical device market sales, partially offset by achieving full-rate production on the Boeing 787 Pi Box Program.

Other Income, Net. Other income, net, was $1.5 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively. Other income consisted of foreign exchange gains and losses from our international operations and realized gains on sales of available-for-sale securities.

Interest Income and Interest Expense. Interest income was not material for each of the nine months ended September 30, 2014 and 2013. Interest expense was $23.2 million and $32.9 million, respectively.

Our interest expense for the nine months ended September 30, 2014 and 2013 was attributable to the following:

	Nine Months Ended September 30,
	2014	2013
1.625% Convertible Senior Notes due 2019	$14,125	$8,379
3.000% Convertible Senior Notes due 2015	6,821	8,651
Debt extinguishment charges	—	13,710
Other	2,209	2,136

Total	$23,155	$32,876

Provision for Income Taxes. We recognized a provision for income taxes of $2.1 million, or 12.1% of pretax income, and $5.7 million, or 23.3% of pretax income, for federal, state, and foreign income taxes on continuing operations for the nine months ended September 30, 2014 and 2013, respectively. Discrete items for the nine months ended September 30, 2014 resulted in a benefit of $2.3 million and were primarily related to adjustments to unrecognized tax benefits due to a lapse of the statute of limitations. Discrete items for the nine months ended September 30, 2013 resulted in a benefit of $3.8 million and were primarily related to the revaluation of certain deferred tax liabilities related to changes in state and U.K. tax law and the effective settlement of a tax audit during the period. These benefits were partially offset by adjustments to the provision for filed returns and normal adjustments to the provision for tax returns filed during the period. The change in the provision for income taxes for the nine months ended September 30, 2014 compared to the provision for income taxes for the nine months ended September 30, 2013 is illustrated in the table below:

Provision for income taxes for the nine months ended September 30, 2013 (As Restated)		$5.7
Items resulting in changes in income tax provision between periods:
Tax at statutory rate of 35% resulting from an decrease in income between periods	$(2.4)
State income taxes, net of federal effects	2.4
Foreign income taxed at different rates	(2.4)
Tax reserves and prior years’ income taxes	(0.1)
Bond premium disallowance	(0.6)
Other	(0.5)	(3.6)

Provision for income taxes for the nine months ended September 30, 2014		$2.1

Because of our Canadian subsidiary’s cumulative losses over several years, no financial statement benefit has been recognized for its deferred tax assets, including its NOLs. As a result, income expected to be earned by the Company’s Canadian subsidiary in 2014 has an effective tax rate of zero. The effect of reversing the valuation allowance on the Company’s Canadian net deferred tax asset in the nine month period is reflected in the “foreign income taxed at different rates” above.

Refer to Note 8 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

On January 22, 2014, we purchased RTI Directed Manufacturing for $21.7 million in cash. On June 3, 2014, we purchased RTI Advanced Powder Materials for consideration including $15.5 million in cash. These purchases were financed using cash on hand at the time of acquisition. On February 21, 2014, we completed the sale of the assets of RTI Connecticut for $3.3 million in cash.

Our Second Amended and Restated Credit Agreement (the “Credit Agreement”) provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and a facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement at any point during the nine months ended September 30, 2014 or the year-ended December 31, 2013. Standby letters of credit under the Credit Agreement, which reduce our borrowing capacity, totaled $2.7 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively.

Provided we continue to meet our financial covenants under the Credit Agreement, we currently expect that our cash and cash equivalents of $170.3 million, our available-for-sale short-term investments of $122.0 million, and availability under the Credit Agreement, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating and strategic needs for the next twelve months.

The financial covenants and ratios under our Credit Agreement are described below:

•	Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 2.3 to 1 at September 30, 2014. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•	Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 10.8 to 1 at September 30, 2014. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of September 30, 2014, we were in compliance with our financial covenants under the Credit Agreement.

Off-balance sheet arrangements. There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was $12.6 million and $6.3 million, respectively. Lower spending on working capital during the nine months ended September 30, 2014 as compared to the same period in 2013 was partially offset by lower prepayments received from customers during the period.

Cash used in investing activities. Cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $181.9 million and $61.2 million, respectively. For the nine months ended September 30, 2014, investing outflows were primarily comprised of the purchase of available-for-sale short-term investments of $233.5 million net of $111.7 million in maturities/sales, the purchases of RTI Directed Manufacturing and RTI Advanced Powder Materials for a total of $37.2 million, and capital expenditures of $26.1 million, partially offset by the receipt of $3.3 million for the sale of RTI Connecticut. For the nine months ended September 30, 2013, cash outflows from investing activities were comprised primarily of the purchase of short-term investments of $128.3 million net of $83.0 million maturities/sales and capital expenditures totaling $26.4 million, partially offset by proceeds of $10.5 million from the sale of our former RTI Pierce Spafford subsidiary.

Cash provided by (used in) financing activities. Cash provided by (used in) financing activities for the nine months ended September 30, 2014 and 2013 was $(1.3) million and $271.5 million, respectively. For the nine months ended September 30, 2014, financing outflows were primarily comprised of common-stock repurchases on employee stock-based compensation activity of $0.9 million and payments on capital leases of $1.5 million, partially offset by proceeds of $0.8 million related to employee stock activity. For the nine months ended September 30, 2013, financing inflows were primarily comprised of proceeds of $402.5 million from the issuance of our 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”) net of $12.4 million in related financing fees and $2.0 million from employee stock activity, offset by the repurchase of $115.6 million of aggregate principal amount of our 3.000% Convertible Senior Notes due December 2015 (the “2015 Notes”), normal stock-based compensation activity, and scheduled payments on capital leases.

Cash balances at foreign subsidiaries. At September 30, 2014, of our cash and cash equivalents of $170.3 million, approximately $50.4 million was held at our foreign subsidiaries. Management believes that these balances represent the funds necessary for each subsidiary’s ongoing operations and at this time, has no intention, nor a foreseeable need, to repatriate these cash balances. Repatriation of these cash balances could result in additional U.S. Federal tax obligations.

Backlog. The Company’s order backlog for all markets was approximately $588 million as of September 30, 2014, compared to $516 million at December 31, 2013. Of the backlog at September 30, 2014, approximately $189 million is expected to be realized over the remainder of 2014. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, Joint Strike Fighter, and Boeing 787 long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Environmental Matters

Based on available information, we believe our share of possible environmental-related costs range from $0.5 million to $2.1 million in the aggregate. At September 30, 2014 and December 31, 2013, the amount accrued for future environmental-related costs was $1.2 million and $1.3 million, respectively. Of the amount accrued at September 30, 2014, $1.1 million is recorded in other noncurrent liabilities. During the nine months ended September 30, 2014, payments related to our environmental liabilities were $0.1 million.

Duty Drawback

We had previously disclosed that we recorded duty drawback claims when payment was received from U.S. Customs and Border Protection (“U.S. Customs”), and would continue to do so until a pattern of payment against claims filed was established. As the payments received from U.S. Customs during 2013 essentially relieved the remaining backlog of historical claims filed, we believe that this, along with our reinstatement into U.S. Customs accelerated payment program during 2013, established a pattern of payments from U.S. Customs, as claims filed under this program are generally paid within three months of submission. As a result, during the nine months ended September 30, 2014, we began recording duty drawback claims as credits to cost of sales as new claims were filed with U.S. Customs. As of September 30, 2014, there were no claims filed with U.S. Customs for which payment had not been received.

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendment requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect that the adoption of the ASU will have a material impact on our Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We do not expect that the adoption of the ASU will have a material impact on our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of the adoption of this ASU on our Condensed Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We do not expect that the adoption of the ASU will have a material impact on our Condensed Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance during the first nine months of 2014 did not have a material impact on our Condensed Consolidated Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the first nine months of 2014 did not have a material impact on our Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during the first nine months of 2014 did not have a material impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March  18, 2014.

Item 4. Controls and Procedures.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 due to the material weaknesses in internal control over financial reporting reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which continued to exist as of September 30, 2014.

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

These material weaknesses did not result in any material misstatements to the financial statements during the three or nine months ended September 30, 2014; however, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim Consolidated Financial Statements and financial statement schedule that would not be prevented or detected.

Remediation Plans

The Company has started the evaluation process associated with the remediation of the deferred tax asset material weakness. The Company has assessed the relevant processes and controls and has identified the following enhancements:

•	Realizability of deferred tax assets are now evaluated and documented on a quarterly basis rather than an annual basis;

•	The evaluation weighs objective negative evidence more heavily than subjective forecasts of future taxable income;

•	The assessment of recoverability includes the four possible sources of taxable income available to ensure realizability of a deferred tax asset including: the availability of taxable reversing temporary differences; the availability of future book income (including permanent differences); the availability of taxable income in a carryback year; and the availability of prudent and feasible tax planning strategies; and

•	Forecasts and projections of future income used in the evaluation of deferred tax asset realizability are based on objective and verifiable evidence.

The Company will continue to take measures to address this material weakness.

The Company is working towards remediating its revenue recognition material weakness, including the implementation and enhancement of its internal controls. As a part of these enhancements, the Company has:

•	Developed, with the assistance of external subject matter experts, a comprehensive revenue recognition policy that will be applied consistently across the entire Company;

•	Conducted training sessions on the Company’s revenue recognition policy with financial and operational management at each of the Company’s business units;

•	Implemented a process to identify all customer contracts and relevant terms of each contract;

•	Implemented a process to identify proper revenue recognition models on contracts; and

•	Implemented a process to estimate total contract revenues and contract costs and began our initial evaluation of those estimates.

The Company continues to refine and test these enhancements in order to completely remediate this material weakness. Rigorous additional review processes remain in place to promote accurate financial reporting until such time as the effectiveness of the control enhancements can be validated.

The Company continues to improve the controls over its annual goodwill impairment analysis. New controls have been implemented and steps are being taken to remediate this material weakness. Procedures will be implemented to:

•	Ensure the completeness and accuracy of all data used by third-party valuation experts; and

•	Review the valuation of tangible and intangible assets associated with each reporting unit in step two of the impairment test.

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

Changes in internal control over financial reporting

As described above, there have been changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2014, the Enforcement division of the SEC notified us that it was conducting a non-public, fact-finding investigation of the Company and made a request for production of documents and information. The request focused on our recent restatements of our financial statements. We are cooperating fully with the SEC in this matter. We cannot predict the length or scope of the investigation, what action, if any, might be taken in the future by the SEC as a result of the matters that are subject of the investigation or what impact, if any, the investigation might have on our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our Common Stock during the three months ended September 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1—31, 2014	—	$—	—	$2,973
August 1—31, 2014	—	—	—	2,973
September 1—30, 2014	—	—	—	2,973

Total	—	$—	—

(1)	Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the Company’s 2004 Stock Plan.
(2)	Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2004 Stock Plan. There were no shares of Common Stock surrendered to satisfy tax liabilities for the three months ended September 30, 2014. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended

September 30, 2014. At September 30, 2014, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.

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

Dated: November 6, 2014

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