Form 10-K
period 2014-12-31
RTI INTERNATIONAL METALS INC
filed 2015-02-26
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes  ☐        No   ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was $798.0 million as of June 30, 2014. The closing price of the Company’s common stock (“Common Stock”) on June 30, 2014, as reported on the New York Stock Exchange, was $26.59.
The number of shares of Common Stock outstanding at January 31, 2015 was 30,762,208.
Documents Incorporated by Reference:
Selected Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
On January 22, 2014, the Company purchased all of the outstanding common stock of Directed Manufacturing, Inc. (now known as “RTI Directed Manufacturing”), for total consideration of $22.8 million, including $22.5 million in cash, and the assumption of $0.3 million in liabilities. RTI Directed Manufacturing additively manufactures plastic and specialty metal components using 3-D printing technology for a variety of markets, including the commercial aerospace, medical, and oil and gas markets. The acquisition provides potential solutions for the Company’s customers who seek near-net shape titanium and other specialty metal parts and components.
On June 3, 2014, the Company purchased all of the outstanding common stock of Dynamet Technology, Inc. (now known as "RTI Advanced Powder Materials") for total consideration of $19.0 million, including $15.6 million in cash, $1.6 million in contingent consideration, and the assumption of $1.8 million in liabilities. RTI Advanced Powder Materials is an industry innovator in titanium powder metallurgy and a supplier of near-net shape titanium and titanium alloy preforms and components to commercial aerospace, defense, biomedical, and industrial customers. Subsequent to its acquisition, RTI Advanced Powder Materials was merged with and into RMI Titanium Company, which is part of the Titanium Segment.
In February 2014, the Company completed its efforts to dispose of its non-core service centers Pierce Spafford Metals Company, Inc. ("RTI Pierce Spafford") and Bow Steel Corporation (“RTI Connecticut”). The results of RTI Pierce Spafford and RTI Connecticut have been presented as results from discontinued operations on the Company’s Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations. The Company’s Consolidated Financial Statements and the Notes thereto have been conformed to exclude amounts attributable to the aforementioned discontinued operations.
Industry Overview
Titanium’s physical characteristics include a high strength-to-weight ratio, the ability to withstand extreme temperatures while maintaining its performance characteristics, and superior resistance to corrosion and erosion. Relative to other metals, it is particularly effective in extremely harsh conditions. Given these properties, the scope of potential uses for titanium would be much broader than its current uses but for its relatively higher cost of production as compared to other metals.
Traditionally, a majority of the U.S. titanium industry's output has been used in aerospace applications. The first major commercial application of titanium occurred in the early 1950’s, when it was used in components in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace components and in airframe construction. Historically, the cyclical nature of the aerospace and defense industries have been the principal cause of the fluctuations in demand for titanium-related products. In more recent years, increasing quantities of the industry’s output have been used in non-aerospace applications, such as oil and gas exploration and production, medical products, geothermal energy production, chemical processing, consumer products, and non-aerospace military applications such as heavy artillery and armoring.
According to the U.S. Geological Survey's Titanium Survey, the U.S. titanium industry’s reported mill product shipments were approximately 76 million pounds and 87 million pounds in 2013 and 2012, respectively, and are estimated to be approximately 76 million pounds in 2014. Shipments continue to be driven by demand related to commercial aircraft build rates. Notwithstanding the current uncertainty in the defense industry related to the future of various defense programs, including the Lockheed Martin F-35 Joint Strike Fighter (“JSF”), demand for titanium is currently expected to grow in 2015 due to the ongoing aircraft build-rate increases expected from both Boeing and Airbus, as well as the ramp up of the Airbus A350 XWB program, which made its first delivery in late 2014.
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

The following is a summary of the Company’s proportional sales to each of the three primary markets it serves and a discussion of events occurring within those markets:

	2014	2013	2012
Commercial Aerospace	63%	55%	55%
Defense	17%	22%	23%
Energy, Medical, and Other	20%	23%	22%

Commercial Aerospace
Historically, growth in the commercial aerospace market was the result of increased world-wide air travel, which drove not only increased aircraft production but also the production of larger aircraft with higher titanium content than previous models. More recently, growth in the commercial aerospace market is being driven by the need for more fuel efficient aircraft due to higher energy costs, more stringent emissions regulations, and an expected replacement cycle of older aircraft. These trends are expected to continue in the future. In response to these changing dynamics, Boeing is producing the new 787 Dreamliner family of aircraft, which is nearing full-rate production, and Airbus is producing both the A350 XWB, which achieved its first delivery in late 2014, and the A380, the largest commercial aircraft currently in production. All three of these aircraft use substantially more titanium per aircraft than any other current commercial aircraft. As production of these aircraft increases, titanium demand is expected to grow to levels significantly above previous peak levels.
Collectively, Airbus and Boeing reported a record aggregate backlog of 12,175 aircraft on order at the end of 2014, a 14% increase from the prior year. This increase was primarily driven by strong orders for the single aisle A320neo and 737 MAX aircraft. This order backlog represents approximately nine years of production, at current build rates, for both Airbus and Boeing. According to Aerospace Market News, reported deliveries of large commercial aircraft by Airbus and Boeing totaled:

	2014	2013	2012
Deliveries	1,352	1,274	1,189
Further, The Airline Monitor currently forecasts deliveries of large commercial jets for Airbus and Boeing of approximately:

	2017	2016	2015
Forecasted deliveries	1,530	1,470	1,430
Defense
Military aircraft make extensive use of titanium and other specialty metals in their airframe structures and jet engines. These aircraft include U.S. fighters such as the F-22, F-18, F-15, and JSF, and European fighters such as the Mirage, Rafale, and Eurofighter-Typhoon. Military troop transports such as the A400M also use significant quantities of these metals.
The JSF is set to become the fighter for the 21st century with production currently expected to exceed 3,000 aircraft over the life of the program. In 2007, the Company was awarded a long-term contract extension from Lockheed Martin to supply up to eight million pounds annually of aero-structure titanium mill product to support full-rate production of the JSF through 2020. The products supplied by the Company include titanium sheet, plate, billet, and ingot. While the JSF program has been the subject of budget discussions in recent years due to continuing defense budget pressures and the sequestration of the defense budget, the program is currently expected to consume in excess of two million pounds in 2015.
In addition to aerospace defense requirements, there are numerous titanium applications on ground vehicles and artillery, driven by its armoring (greater strength) and mobility (lighter weight) enhancements.
Energy, Medical, & Other
Sales to the energy, medical device, and other consumer and industrial markets consist primarily of shipments by our Engineered Products and Services (“EP&S”) Segment, as well as sales of ferro titanium to the specialty steel industry from our Titanium Segment.

In the energy sector, demand for the Company’s products for oil and natural gas extraction, including deepwater drilling exploration and production, declined in 2014. Historically, demand for these products has been attributable to increased deepwater oil and gas development from deepwater and difficult-to-reach locations around the globe. As the complexity of oil and gas exploration and production increases, the expected scope of potential uses for titanium-based structures and components is expected to increase, as well. To date, the Company has not experienced any impact in demand for its products and services due to the recent, significant decline in oil prices. Similar to the commercial aerospace market, titanium’s usage in the energy sector would be higher but for its relatively high production costs.
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
Growth in various areas around the globe, such as China, India, and regions such as the Middle East, has stimulated increased demand from the chemical process industry for heat exchangers, tubing for power plant construction, and specialty metals for desalinization plants. While the Company does not currently participate in these markets due to the nature of its product line, increased demand for these products has resulted in increased titanium demand overall.
Products and Segments
The Company conducts business in two segments: the Titanium Segment and the EP&S Segment.
Titanium Segment
The Titanium Segment melts, processes, produces, forges, stocks, distributes, finishes, cuts-to-size, and facilitates just-in-time delivery services of a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. With operations in Niles and Canton, Ohio; Martinsville, Virginia; Norwalk, California; Burlington, Massachusetts; Tamworth, England; and Rosny-Sur-Seine, France, the Titanium Segment manufactures and distributes mill products that are fabricated into parts and utilized in aircraft structural sections such as landing gear, fasteners, tail sections, wing support, and carry-through structures, as well as various engine components including rotor blades, vanes and discs, rings, and engine casings. Its titanium furnaces (as well as other processing equipment) and products are certified and approved for use by all major domestic and most international manufacturers of commercial and military airframes and jet engines. Attaining such certifications is often time consuming and expensive, and can serve as a barrier to entry into the titanium mill product market. The Titanium Segment also focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, and the application of titanium in new markets.
The Titanium Segment’s mill products are sold to a customer base consisting primarily of manufacturing and fabrication companies in the supply chain for the commercial aerospace, defense, energy, medical device, and other consumer and industrial markets. Customers include prime aircraft manufacturers and their family of subcontractors including fabricators, forge shops, extruders, castings producers, fastener manufacturers, machine shops, and metal distribution companies. Titanium mill products are semi-finished goods and usually represent the raw or starting material for these customers who then form, fabricate, machine, or further process the products into semi-finished and finished parts. In 2014, approximately 20% of the Titanium Segment’s products were sold to the Company’s EP&S Segment, where value-added services are performed on such parts prior to their ultimate shipment to the customer, compared to 21% in 2013 and 19% in 2012. Sales to the EP&S Segment resulted from the Company’s continued efforts to source titanium used in its fabricated components from its mill.
Engineered Products and Services Segment
The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, machine, additively manufacture, micro-machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations in Minneapolis, Minnesota; Houston, Austin, and Spring, Texas; Sullivan and Washington, Missouri; Laval, Canada; and Welwyn Garden City and Bradford, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and sub-assemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure.

Integrated Strategy
The Company believes that by providing its customers with a full-range of titanium and other specialty metal products and technologies, from mill products to assembled and kitted titanium components, it provides significant value to its customers.
When titanium products and fabrications are involved in a project, the Titanium Segment and the EP&S Segment coordinate their varied capabilities to provide the best materials solution for the Company’s customers. Examples of such coordinated activities include:

•
The use of Titanium Segment-sourced cut titanium sheet by the EP&S Segment’s forming facilities to manufacture hot and superplastically formed parts for various commercial aerospace and defense programs; and

•
The use of Titanium Segment-sourced titanium billet for use by the EP&S Segment’s extrusion facilities to manufacture structured components, including the Boeing Pi Box seat track system for the commercial aerospace market.

The Company’s consolidated net sales represented by each Segment for each of the past three years are summarized in the following table:

	2014		2013		2012
(dollars in millions)	$	%	$	%	$	%
Titanium Segment	$360.6	45.4%	$346.6	44.2%	$352.9	50.4%
Engineered Products and Services Segment	433.0	54.6%	436.7	55.8%	347.1	49.6%
Total consolidated net sales	$793.6	100.0%	$783.3	100.0%	$700.0	100.0%
Operating income contributed by each Segment for each of the past three years is summarized in the following table:

	2014		2013		2012
(dollars in millions)	$	%	$	%	$	%
Titanium Segment	$53.0	75.4%	$59.0	95.2%	$39.0	82.3%
Engineered Products and Services Segment	17.3	24.6%	3.0	4.8%	8.4	17.7%
Total consolidated operating income	$70.3	100.0%	$62.0	100.0%	$47.4	100.0%

The Company’s total consolidated assets identified with each Segment as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2014	2013	2012
Titanium Segment	$685.3	$604.1	$566.4
Engineered Products and Services Segment	614.3	585.8	544.9
Assets of Discontinued Operations	—	5.3	25.2
General Corporate (1)	266.1	310.3	83.6
Total consolidated assets	$1,565.7	$1,505.5	$1,220.1

(1)	Consists primarily of unallocated cash and short-term investments.
The Company’s long-lived assets by geographic area as of December 31 of each of the past three years are summarized in the following table:

(dollars in millions)	2014	2013	2012
United States	$467.0	$447.1	$465.3
Canada	69.3	69.4	67.7
England	49.5	49.0	37.7
France	1.4	1.4	0.8
Total consolidated long-lived assets	$587.2	$566.9	$571.5

Exports
The Company’s exports consist primarily of titanium mill products, extrusions, and machined extrusions used in the aerospace markets. The Company’s export sales as a percentage of total net sales for each of the past three years were as follows:

	2014	2013	2012
Export sales	29%	30%	36%
Such sales are made primarily to Europe, where the Company is a leader in supplying flat-rolled titanium alloy mill products. Most of the Company’s export sales are denominated in U.S. Dollars. For further information about geographic areas, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Backlog
The Company’s order backlog for all markets was approximately $574 million as of December 31, 2014, as compared to $516 million at December 31, 2013. Of the backlog at December 31, 2014, approximately $549 million is likely to be realized in 2015. The Company defines backlog as firm business scheduled for release into the production process for a specific delivery date. The Company has numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.
Raw Materials
The principal raw materials used in the production of titanium mill products are titanium sponge (a porous metallic material, so called due to its appearance), titanium scrap, and various alloying agents. The Company sources its raw materials from a number of domestic and foreign suppliers under long-term contracts, other negotiated transactions, and opportunistically on the spot market as needed. Currently, all of the Company’s titanium sponge requirements are sourced from foreign suppliers. Requirements for titanium sponge, scrap, alloys, and other metallics vary depending upon the exact specification of the end market application. The Company’s cold-hearth and electron beam melting process provides it with the flexibility to consume a wider range of metallics, thereby affording it the ability to melt the most cost-advantageous raw material blends.
The Company currently has long-term supply agreements in place for certain critical raw materials. These supply agreements are with suppliers located in, or for products produced in, Japan and the United States, and allow the Company to purchase certain quantities of raw materials at either semi-annually negotiated prices, indexed prices, or in some cases, fixed prices that may be subject to certain underlying input cost adjustments. Purchases made under these contracts are denominated in U.S. Dollars; however, in some cases, the contract provisions include potential price adjustments to the extent that the Yen to U.S. Dollar exchange rate falls outside of a specified range. These contracts expire at various periods through 2020. The Company acquires the balance of its raw materials opportunistically on the spot market as needed. The Company currently believes it has adequate sources of supply for titanium sponge, titanium scrap, alloying agents, and other raw materials to meet its short and medium-term needs.
Business units in the EP&S Segment obtain the majority of their titanium mill product requirements from the Titanium Segment. Other metallic requirements are generally sourced from the best available supplier at competitive market prices.
Competition and Other Market Factors
The titanium metals industry is a highly-competitive and cyclical global business. Titanium competes with other materials, including certain stainless steel, other nickel-based high-temperature and corrosion resistant alloys, newer aluminum alloys, and composites. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the industry, although it would either need to acquire intermediate product from an existing source or further integrate to include vacuum melting and forging operations to provide the starting stock for further rolling. In addition, many end-use applications, especially in the aerospace industry, require rigorous testing, approvals, and customer certification prior to purchase, which requires a manufacturer to expend significant time and capital and possess extensive technical expertise, given the complexity of the specifications often required by customers.
Consumers of titanium products in the aerospace industry tend to be very large and highly concentrated. Boeing, Airbus, Lockheed Martin, Bombardier, and Embraer manufacture airframes. General Electric, Pratt & Whitney, Rolls Royce, MTU, and Snecma build jet engines. Direct purchases from these companies and their families of subcontractors account for a majority of aerospace products manufactured for large commercial aerospace and defense applications.

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
The EP&S Segment competes with other companies primarily on the basis of price, quality, timely delivery, and customer service. The Company’s principal competitors in the aerospace titanium fabricated component market are GKN Aerospace PLC (LSE: GKN), Triumph Group Inc. (NYSE: TGI), LMI Aerospace (NASDAQ: LMIA), PCP, and Ducommun Inc. (NYSE: DCO). In the energy sector, the Company primarily competes with 2H Offshore, Oil States International, Inc. (NYSE: OIS), Ameriforge Group, Inc., and Sheffield Offshore Services. In the medical device sector, the Company primarily competes with Norwood Medical, Accellent, and Mountainside Medical. The Company believes that the business units in its EP&S Segment are well-positioned to continue to compete and grow due to the range of goods and services offered, their demonstrated expertise, and the increasing synergy with the Titanium Segment for product and technical support.
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
Environmental Liabilities
The Company is subject to various environmental laws and regulations as well as certain health and safety laws and regulations that are subject to frequent modifications and revisions. While historically the cost of compliance for these matters has not had a material adverse impact on the Company, it is not possible to accurately predict the ultimate effect changing environmental health and safety laws and regulations may have on the Company in the future. The Company evaluates its obligations for environmental-related costs on a quarterly basis and makes adjustments as necessary. For further information on the Company’s environmental liabilities, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Marketing and Distribution
The Company markets its titanium mill and related products and services worldwide. The majority of the Company’s sales are made through its own sales force. The Company’s sales force has offices in Pittsburgh, Pennsylvania; Niles, Ohio; Minneapolis, Minnesota; Houston, Austin, and Spring, Texas; Norwalk, California; Sullivan and Washington, Missouri; Burlington, Massachusetts; Bradford, Tamworth, and Welwyn Garden City, England; Laval, Canada; Rosny-Sur-Seine, France; Jiangsu, China; and Tokyo, Japan. Technical marketing personnel are available to service these offices. Customer support for new product applications and development is provided by the Company’s customer technical service personnel at each business unit, as well as at the corporate-level through the Company’s Technical Business Development and Research and Development organizations located in Pittsburgh, Pennsylvania; Niles, Ohio; and Burlington, Massachusetts, respectively.
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
The principal goals of the Company’s research programs are advancing technical expertise in the production of titanium mill and fabricated products, and developing innovative solutions to customer needs through new and improved mill and value-added products. The Company’s research, technical, and product development expenses for each of the past three years were as follows:

	2014	2013	2012
(dollars in millions)
Research, technical and product development expenses	$4.6	$3.9	$4.2
Patents and Trademarks
The Company possesses a substantial body of technical know-how and trade secrets. The Company considers its expertise, trade secrets, and patent portfolio to be important to the conduct of its business, although no individual item is currently considered to be material to either the Company’s business as a whole or to an individual reporting segment. The Company’s Titanium Segment holds nine patents covering various manufacturing processes, most of which have not yet been commercialized, and the Company’s EP&S Segment holds eight patents related to its energy business. All of the Company’s patents have been issued between 2000 and 2014 and, assuming payment of all required maintenance fees, expire between 2020 and 2033.
Employees
At December 31, 2014, the Company and its subsidiaries had 2,575 employees, 915 of whom were classified as administrative and sales personnel. Of the total number of employees, 732 employees were in the Titanium Segment, 1,664 in the EP&S Segment, and 179 at RTI’s corporate headquarters.
The United Steelworkers of America (“USW”) represents approximately 357 of the hourly, clerical, and technical employees at the Company’s plant in Niles, Ohio. In 2012, the Company and the USW extended its current union contract through June 30, 2018. On October 24, 2014, the employees at the Company’s facility in Washington, Missouri voted to decertify the local union that was represented by the International Association of Machinists and Aerospace Workers.

Executive Officers of the Registrant
Listed below are the executive officers of the Company, together with their ages and titles as of December 31, 2014.

Name	Age	Title
Dawne S. Hickton	57	Vice Chair, President and Chief Executive Officer
James L. McCarley	51	Executive Vice President - Operations
William T. Hull	57	Senior Vice President and Chief Risk Officer
Michael G. McAuley	51	Senior Vice President, Chief Financial Officer and Treasurer
Chad Whalen	40	General Counsel and Senior Vice President - Government Relations
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
Mr. Hull was appointed Senior Vice President and Chief Risk Officer in July 2014. He had served as Senior Vice President and Chief Financial Officer since April 2007 and Vice President and Chief Accounting Officer since August 2005. Prior to joining the Company, Mr. Hull served as Corporate Controller of Stoneridge, Inc., a NYSE listed global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial vehicle, automotive, agricultural and off-highway vehicle markets, where he was employed since 1986. Mr. Hull is a Certified Public Accountant.
Mr. McAuley was appointed Senior Vice President, Chief Financial Officer and Treasurer in July 2014. Prior to joining RTI, Mr. McAuley served as the Chief Financial Officer of ECI Development, Ltd., a private real estate developer, since January 2013. Prior to this, Mr. McAuley served as the Vice President and Treasurer of Goodrich Corporation (acquired by United Technologies Corporation in July 2012), a manufacturer of aerospace and defense components, from December 2007 until July 2012, and Vice President and Segment Controller for its Actuation and Landing Systems Segment from January 2004 to December 2007. Prior to his employment by Goodrich Corporation, Mr. McAuley served in various financial management positions with Air Products and Chemicals, a NYSE listed manufacturer of industrial gases and chemicals, where he was employed since 1987.
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
Available Information
Our Internet address is www.rtiintl.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). All filings are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make available on our website our corporate governance documents, including the Company’s Code of Ethical Business Conduct, governance guidelines, and the charters for various board committees.

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

The global economy is being impacted by a number of economic and political factors, including global currency fluctuation, persistent high unemployment in parts of Europe, the volatility in energy prices, the economic slowdown in China, and the Russia-Ukraine crisis. Although the condition of the U.S. economy has improved, the U.S. continues to face near term challenges such as excessive federal and state government debt and regulatory uncertainty. Global macroeconomic conditions and the rate of economic recovery have stabilized to an extent. However, continued effects of the global economic downturn and the rate of recovery may have an adverse effect on our business, results of operations, cash flows and financial position, and on the general economic activity in many of the industries and markets in which we and our customers operate. We remain subject to various domestic and international risks and uncertainties, including changing social conditions and uncertainties relating to the current and future political climate. The recent dramatic decline in the price of oil has the potential to impact several of our end-markets. Changes in policy resulting from the current political environment, fluctuations in global currencies, and continued political volatility in certain regions of the world could have an adverse impact on the financial condition and the level of business activity of the defense industry or other market segments in which we participate. This may reduce our customers’ demand for our products and/or depress pricing of those products, resulting in a material adverse impact on our business, prospects, results of operations, revenues, and cash flows.
A substantial amount of our revenue is derived from the commercial aerospace and defense industries and a limited number of customers.
Approximately 80% of our current annual revenue is derived from the commercial aerospace and defense industries. Of this amount, Boeing, through multiple contracts with a number of our subsidiaries, accounted for approximately 25% of our consolidated net sales in 2014. Although business with our largest customers is typically split into multiple contracts, the loss of all of the business from any of our primary customers (whether by cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations, cash flows, and financial position. Within the commercial aerospace and defense industries are a relatively small number of consumers of titanium products that typically have strong purchasing power as a result of the consolidation. Those industries have historically been highly cyclical, resulting in the potential for sudden and dramatic changes in expected production and spending that, as a partner in the supply chain, can negatively impact our operational plans and, ultimately, the demand for our products and services.
In addition, many of our customers are dependent on the commercial airline industry, which is subject to significant economic and political challenges due to threats or acts of terrorism, volatile fuel costs, pandemics or other outbreaks of infectious diseases, aggressive competition, global economic uncertainty, and other factors. Further, the new aerospace and defense platforms that use our products may be subject to production delays which affect the timing of the delivery of our products for such platforms. Any one or combination of these factors could occur suddenly and result in a reduction or cancellation in orders of new airplanes and parts which could have an adverse impact on our business. Neither we nor our customers may be able to project or plan in a timely manner for the impact of these events.
Continued U.S. budget deficits could result in continued defense spending cuts and/or reductions in defense programs, including the JSF program, which could adversely impact us.
Some of our customers are particularly sensitive to the level of government spending on defense-related products. Government programs are dependent upon the continued availability of appropriations, which are approved on an annual basis. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), which resulted in substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board budget cuts, or sequestration, are incremental to spending reductions already included in the defense funding over a ten-year period. Future reductions in defense spending resulting from the BCA or otherwise from the current or future economic or political environment could result in reductions in demand for defense-related titanium products. Further, changes to existing defense procurement laws and regulations, such as the domestic preference for specialty metals, could adversely affect our results of operations.

A significant amount of our forecasted revenue is associated with the JSF program. Continued U.S. Federal budget deficits could result in significant pressure to reduce the annual defense budget, potentially including cancellations of, reductions in, or delays of major defense programs such as the JSF program. Delays in the ramp up of the JSF program, or a reduction in the total number of aircraft produced, could have a material adverse impact on our results of operations, financial position, and cash flows.
A significant amount of our future revenue is based on long-term contracts for new aircraft programs, which are subject to potential delays or cancellation.
We are a party to several long-term contracts to produce titanium mill products and complex engineered assemblies for several new aircraft programs, including the Boeing 787 Dreamliner, the JSF, and the Airbus family of aircraft, including the A380, the A350 XWB and the A400M military transport, as well as the next generation jet engine that support these aircraft. In order to meet the delivery requirements under each of these contracts, we have invested in significant capital expansion projects. We have experienced significant delays with respect to the ramp-up of certain of these long-term programs due to production problems or other concerns experienced by our customers. In the event any such delays were to reoccur, or if any of these programs were to be canceled, such events could result in a material adverse impact on our business, prospects, results of operations, revenues, cash flows, and financial position.
Integrating acquisitions may be more difficult, costly or time-consuming than expected, which may adversely affect our results and affect adversely the value of our stock following such acquisitions.
We have completed several acquisitions that we believe will be beneficial to the Company and its shareholders. The success of these acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating the businesses acquired. To realize these anticipated benefits, we must successfully integrate the businesses in an efficient and effective manner. If we are unable to achieve these objectives within the anticipated time frames, or at all, the anticipated benefits and cost savings of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, and as a result our results of operations, financial position, and cash flow may be adversely affected.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct a comprehensive evaluation of our internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent registered public accounting firm is required to attest to and report on our assessment of the effectiveness of internal control over financial reporting. We determined that certain material weaknesses existed as of December 31, 2013. Accordingly, as of that time we concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2013.
Management, with oversight from the Audit Committee of the Board of Directors, developed, approved and carried out a plan for the completion of remediation measures to address these weaknesses. Refer to “Item 9A. Controls and Procedures” within Part II of this Annual Report for further details of the remediation efforts. Although we believe we took appropriate actions to remediate the control deficiencies we previously identified, we cannot assure you that we will not discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our Consolidated Financial Statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business, financial condition, and reputation could be harmed.

The carrying value of goodwill and other intangible assets may not be recoverable.
As of December 31, 2014, we had goodwill of $145.5 million and other intangible assets of $57.1 million. Goodwill and other intangible assets are recorded at fair value on the date of acquisition. In accordance with applicable accounting guidance, we review goodwill and other indefinite-lived intangible assets at least annually for impairment, and long-lived intangible assets when facts and circumstances warrant an impairment review. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. The amount of any impairment would be charged immediately through our Consolidated Statement of Operations. Any future goodwill or other intangible asset impairment could have a material adverse effect on our results of operations and financial position.

We are dependent on various third-party services for the manufacture of certain of our products, which may be subject to price and availability fluctuations.
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
We are subject to the risks of data corruption, cyber-based attacks, or network security breaches.
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
The titanium metals industry is highly-competitive on a worldwide basis. Our competitors are located primarily in the U.S., Japan, Russia, Europe, and China. Our Russian competitor, in particular, has significantly greater capacity than us and others in our industry. Additionally, our industry has been experiencing a period of consolidation, which further enhances competitive pressures. Not only do we face competition for a limited number of customers with other producers of titanium products, but we also must compete with producers of other generally less expensive materials of construction including stainless steel, nickel-based high temperature and corrosion resistant alloys, newer aluminum alloys, and composites.

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
In addition, the titanium industry is constantly evolving and there is significant competition to develop improved processes and uses for titanium. New technologies or substitute products could change the competitive landscape, economics, or render obsolete the Company’s current production assets, technology position, or product capabilities. If the Company fails to develop new processes, uses, or markets for titanium, it could result in the loss of market share and key customers.
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
Because our operations are reliant on energy sources from outside suppliers, we may experience significant increases in electricity and natural gas prices, unavailability of electrical power, natural gas, or other resources due to natural disasters, interruptions in energy supplies due to equipment failure or other causes or the inability to extend expiring energy supply contracts on favorable economic terms, any of which could have a material adverse impact on our results of operations. We own twenty-six natural gas wells which provide some, but not all, of the non-electrical energy required by our Niles, Ohio operations.

We may not be able to recover the carrying value of our long-lived assets, which could require us to record asset impairment charges.
As of December 31, 2014, we had net property, plant, and equipment of $369.3 million. We operate in a highly-competitive and highly-cyclical industry. In addition, we have invested heavily in new machinery and facilities in order to win new long-term supply agreements related to next-generation aircraft such as the Boeing 787, the Airbus family of commercial aircraft, and the JSF program. If we were unable to realize the benefits under these agreements, for whatever reason, we could be required to record material asset and asset-related impairment charges in future periods which could adversely affect our results of operations and financial position.

Many of our products are used in critical aircraft components and medical devices and must be manufactured to stringent quality standards.
Given the critical nature of many of the end uses for our products, including specifically their use in critical rotating parts of gas turbine engines, a quality issue could have a material adverse impact on our reputation in the marketplace. While we maintain product liability insurance, including aircraft grounding liability of $500 million, should a quality or warranty claim exceed this coverage, or should our coverage be denied, such liability could have a material adverse impact on our results of operations, cash flows, financial position, and reputation.
In addition, the sale of products by our customers in the medical device sector that incorporate components engineered by us also exposes us to potential product liability claims. Product liability claims with respect to components engineered by us or the end-products of our customers into which they are incorporated, whether or not such problems relate to the products and services we have provided and regardless of their ultimate outcome, could require us to pay significant damages or to spend significant time and money in litigation or responding to investigations or requests for information. Expenditures on litigation or damages, to the extent not covered by insurance, and declines in revenue could adversely affect the performance of our Medical Device Fabrication reporting unit. Also, if, as a result of claims our reputation is harmed, we could lose customers, which would also negatively affect our business.
Healthcare legislation has and may continue to impact our business.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Acts”), signed into law in 2010, has increased our annual employee healthcare cost obligations and is expected to continue to increase our annual employee healthcare cost obligations going forward. We cannot predict the effect that this legislation, or any future state or federal healthcare legislation or regulation, will ultimately have on our business. However, depending on how and when the provisions of the Acts are implemented, our results of operations, financial position and cash flows could be materially adversely affected.

Additionally, the 2.3% excise tax on sales of medical devices implemented under the Acts may put increased cost pressure on customers of ours in the medical device industry, and may result in a reduction of orders from our EP&S Segment or pressure on us to reduce prices for our products, to offset the tax, which would result in reduced revenues from sales to the medical device sector.
Our business could be harmed by strikes or work stoppages.
Approximately 357 hourly, clerical and technical employees at our Niles, Ohio facility are represented by the USW. Our current labor agreement with this union expires June 30, 2018.
We cannot be certain that we will be able to negotiate a new bargaining agreement upon expiration of the existing agreement on the same or more favorable terms as the current agreement, or at all, without production interruptions caused by a labor stoppage. If a strike or work stoppage were to occur in connection with the negotiation of a new collective bargaining agreement, or as a result of a dispute under our current collective bargaining agreement with the labor union, our business, financial position, cash flows, and results of operations could be materially adversely affected.
Our business is subject to the risks of international operations.
We operate subsidiaries and conduct business with suppliers and customers in foreign countries that expose us to various risks associated with international business activities including potentially volatile economic and labor conditions, political instability, expropriation, and changes in taxes, tariffs, and other regulatory costs. We are also exposed to, and could be adversely affected by, fluctuations in the exchange rate of the U.S. dollar against other foreign currencies, particularly the Canadian dollar, the euro, and the British pound sterling. Although we are operating primarily in countries with relatively stable economic and political climates, there can be no assurance that our business will not be adversely affected by risks inherent to international operations. Furthermore, our international operations subject us to numerous U.S. and foreign laws and regulations. Failure by our employees or consultants to comply with these laws and regulations could result in certain liabilities, which could have a material adverse effect on our financial results.
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
War, terrorism, natural disasters, and public health issues including pandemics, whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a negative impact on the global economy as a whole. Our business operations, as well as our suppliers’ and customers’ business operations, are subject to interruption by those factors as well as other events beyond our control such as governmental regulations, fire, power shortages, and others. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible for us to deliver products to our customers or to receive materials from our suppliers, and create delays and inefficiencies in our supply chain. Our results of operations, cash flows, and financial position may be adversely affected by these events.
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
In addition, we are required to comply with various securities laws and regulations, including, but not limited to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act, among other provisions, contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefiting armed groups (“Conflict Minerals”). While the Dodd-Frank Act does not prohibit companies from using Conflict Minerals, the SEC mandates due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such conflict minerals. Our efforts to comply with the Dodd-Frank Act and other evolving laws, regulations and standards are likely to result in increased costs and expenses.
Complying with all of these various laws and regulations is complex and cumbersome. Any modifications in these laws and regulations applicable to us, the enactment of new laws and regulations, or any failure to comply with, or enhanced enforcement activity of, such laws and regulations, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
 Our ability to make scheduled payments of the principal of, or to refinance, our current indebtedness, depends on our ability to generate cash flow from operations in the future. Our ability to generate cash flows from our operations is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures or accretive acquisitions. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our existing debt obligations.
The price of our Common Stock has fluctuated and may continue to fluctuate, which may affect the price at which one could sell the shares of our Common Stock, and the sale of substantial amounts of our Common Stock could adversely affect the price of our Common Stock.
The market price and trading volume of our Common Stock have been and may continue to be subject to significant fluctuations due not only to general stock market conditions, but also to a change in sentiment in the market regarding our industry operations, business prospects or liquidity. During the period for the 12 months ended December 31, 2014, our Common Stock has fluctuated from a high of $34.21 per share to a low of $21.67 per share. In addition to the risk factors discussed in this Annual Report, the price and volume volatility of our Common Stock may be affected by operating results that vary from expectations of management, analysts or investors, developments in or regulatory changes affecting our business or industry generally, announcements of strategic developments, acquisitions and other material events by us, our customers or our competitors, and changes in global financial and economic markets and general market conditions.
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
Facilities

Location	Owned / Leased	Products Produced	Annual Rated Capacity
Titanium Segment
Niles, OH	Owned	Ingot (million pounds)	49.0
Niles, OH	Owned	Mill products (million pounds)	22.0
Canton, OH	Leased	Ferro titanium and specialty alloys (million pounds)	16.0
Martinsville, VA	Owned	Titanium forging (million pounds)	10.5
Tamworth, England	Leased	Cut parts and components (thousand man hours)	45.0
Rosny-Sur-Seine, France	Leased	Cut parts and components (thousand man hours)	16.0
Norwalk, CA	Leased	Metal warehousing and distribution	N/A
Burlington, MA	Leased	Cold pressed titanium components (thousand man hours)	8.0

EP&S Segment
Washington, MO	Owned	Hot and superplastically formed parts (thousand press hours)	50.0
Welwyn Garden City, England	Leased	Hot and superplastically formed parts (thousand press hours)	60.0
Sullivan, MO	Leased	Cut parts and components (thousand man hours)	23.0
Houston, TX	Leased	Extruded, hot stretch formed products (million pounds)	4.2
Bradford, England	Owned	Extruded, hot and cold-stretch formed products (million pounds)	2.7
Spring, TX	Owned	Machining/fabricating oil/gas products (thousand man hours)	200.0
Laval, Canada	Owned	Machining/assembly of aerospace parts (thousand man hours)	400.0
Austin, TX	Leased	Additively manufactured parts (thousand man hours)	20.0
Big Lake, MN	Owned	Machining/assembly of aerospace and defense parts (thousand machine hours)	203.0
New Brighton, MN	Owned	Machining/assembly of aerospace and defense parts (thousand machine hours)	192.0
Coon Rapids, MN	Owned	Machining/assembly of medical device components (thousand machine hours)	212.0
Big Lake, MN	Owned	Machining/assembly of medical device components (thousand machine hours)	436.0
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

Item 3.    Legal Proceedings.
In May 2014, the Enforcement division of the SEC notified the Company that it was conducting a non-public, fact-finding investigation of the Company and made a request for production of documents and information. The request focused on the restatements of the Company's financial statements. The Company is cooperating fully with the SEC in this matter. The Company cannot predict the length or scope of the investigation, what action, if any, might be taken in the future by the SEC as a result of the matters that are subject of the investigation or what impact, if any, the investigation might have on the Company's results of operations.
In addition, the Company is involved from time to time in various routine legal proceedings arising out of the Company's operations in the normal course of business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.
Item 4.    Mine Safety Disclosure.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Range of High and Low Stock Prices of Common Stock

	2014		2013
Quarter	High	Low	High	Low
First	$34.21	$25.87	$32.43	$27.40
Second	$28.67	$23.99	$31.80	$26.05
Third	$29.39	$24.21	$33.06	$27.53
Fourth	$26.18	$21.67	$36.09	$30.88
Principal market for Common Stock: New York Stock Exchange
Holders of record of Common Stock at January 31, 2015: 551
The Company has not historically paid dividends on its Common Stock and does not currently anticipate paying any cash dividends in the foreseeable future.
For information on the Company's equity compensation plan information, refer to Part III, Item 12 of this Annual Report on Form 10-K.
The following table sets forth repurchases of our Common Stock during the three months ended December 31, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - 31, 2014	—	$—	—	$2,973
November 1 - 30, 2014	—	—	—	2,973
December 1 - 31, 2014	—	—	—	2,973
Total	—	$—	—

(1)
Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the Company’s 2014 Stock and Incentive Plan and 2004 Stock Plan, as amended.

(2)
Amounts in this column reflect amounts remaining available for purchase under the Company’s $15 million share repurchase program, authorized by the Company's Board of Directors on April 30, 1999. There is no expiration date for this program.

Item 6.    Selected Financial Data.
The following table sets forth selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements.
The selected historical data was derived from our Consolidated Financial Statements (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012 (3)	2011	2010
Income Statement Data:
Net sales	$793,579	$783,273	$699,987	$488,352	$398,163
Operating income	70,327	62,015	47,417	23,382	14,423
Income before income taxes	41,738	22,796	29,138	7,793	12,182
Net income (loss) from continuing operations	31,701	15,657	13,453	(2,308)	(18,122)
Basic earnings (loss) per share —continuing operations	$1.03	$0.51	$0.44	$(0.08)	$(0.61)
Diluted earnings (loss) per share —continuing operations	$1.03	$0.51	$0.44	$(0.08)	$(0.61)

	December 31,
	2014 (1)	2013 (2)	2012 (3)	2011	2010
Balance Sheet Data:
Working capital	$698,578	$791,143	$472,084	$586,965	$638,519
Total assets	1,565,694	1,505,545	1,220,092	1,100,996	1,089,606
Long-term debt	456,657	430,300	198,337	186,981	178,107
Total shareholders’ equity	795,480	773,974	708,239	694,640	696,529

(1)	In 2014, the outstanding principal amount of 3.000% Convertible Senior Notes due 2015 (the "2015 Notes") was reclassified to current portion of long-term debt. The 2015 Notes are due in December 2015.

(2)
The Company issued the $402.5 million aggregate principal amount of 1.625% Convertible Senior Notes due 2019 (the "2019 Notes"), and repurchased approximately $115.6 million of the then outstanding $230 million aggregate principal amount 2015 Notes in April 2013.

(3)	In 2012, the Company acquired RTI Remmele Engineering, Inc. and RTI Remmele Medical, Inc.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Annual Report. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” other words of similar meaning, or other statements contained herein that are not historical facts. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this Annual Report, the following factors and risks should also be considered, including, without limitation:

•	global economic and political uncertainties,

•	a substantial portion of our revenue is concentrated within the commercial aerospace and defense industries and there are a limited number of potential customers within those industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives, including the JSF program,

•
long-term supply agreements and the impact if customers under a long-term supply agreement fail to fulfill their requirements under existing contracts or successfully manage their future development and production schedule,

•	our ability to successfully integrate newly acquired businesses,

•	if our internal controls are not effective, investors could lose confidence in our financial reporting,

•	our ability to recover the carrying value of goodwill and other intangible assets,

•	our dependence on third-party products and services that are subject to price and availability fluctuations,

•	our ability to protect our data and systems against corruption and cyber-security threats and attacks,

•	demand for products and the products of our customers,

•	competition in the titanium industry,

•	the future availability and price of raw materials,

•	the historic cyclicality of the titanium and commercial aerospace industries,

•	energy shortages or cost increases and volatility in the price of oil,

•	the recoverability of carrying value of our long-lived assets,

•	the use of our products in critical aircraft components, medical devices, and deep-water, offshore drilling operations,

•	the impact of healthcare legislation on our business,

•	labor matters,

•	risks related to international operations,

•	our ability to attract and retain key personnel,

•	impact of outside forces on demand for our products and services,

•	potential costs for violations of applicable environmental, health, safety, and securities laws,

•	our working capital requirements,

•	our ability to generate sufficient cash flow to satisfy our debt obligations, and

•	the fluctuation of the price of our Common Stock.
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
We conduct business in two segments: the Titanium Segment and the EP&S Segment. This structure reflects our position as an integrated supplier of advanced titanium products across the entire supply chain, and allows us to optimally align our resources to support our long-term growth strategy.

The Titanium Segment melts, processes, produces, forges, stocks, distributes, finishes, cuts-to-size and facilitates just-in-time delivery services of a complete range of titanium mill products, which are further processed by its customers for use in a variety of commercial aerospace, defense, and industrial and consumer applications. The Titanium Segment produces and distributes primary mill products including, but not limited to, bloom, billet, sheet, and plate; produces ferro titanium alloys for its steelmaking customers; and focuses on the research and development of evolving technologies relating to raw materials, melting, and other production processes, as well as the application of titanium in new markets.
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
The EP&S Segment accesses the Titanium Segment as its primary source of titanium mill products. For the years ended December 31, 2014, 2013, and 2012, approximately 20%, 21%, and 19%, respectively, of the Titanium Segment’s sales were to the EP&S Segment.

Trends and Uncertainties
The commercial aerospace industry, which represents our largest market, continues to strengthen as the ramp in production activity stays on track to support the growing, record commercial aerospace backlog. We continue to win additional commercial aerospace business through the broad range of capabilities that we offer within our EP&S Segment. We also continue to increase the use of internally produced titanium in these commercial aerospace applications, which we anticipate will drive margin benefits at an enterprise level. In addition to the offerings of our EP&S Segment, we have experienced increased demand for offerings from our Titanium Segment in the jet engine market, including an agreement negotiated in 2014 to supply titanium aluminide to Snecma for use in the next generation of turbine engines. As we expand our product offerings and manufacturing capabilities, we have experienced, and may continue to experience, increased costs related to the development of these offerings and capabilities, which could have near-term negative impacts on our operations. While the Russia-Ukraine crisis has provided us opportunities, and further economic sanctions could provide us additional opportunity, this crisis and uncertainty in the Middle East, a weakening European economy, and the strengthening of the U.S. dollar, could cause our customers to maintain a cautious outlook in the near-term.

U.S. defense spending continues to be a source of uncertainty, and while our defense market sales decreased in 2014, we continue to see support for key programs such as the JSF, as well as a radar modernization program, which we believe provides opportunities for growth for our defense market sales going forward.

The price of oil, which has the potential to impact several end-markets to which we sell, dropped significantly during 2014. We currently believe that this drop will not trigger order cancellations or have a significant dampening effect on the commercial aerospace cycle or record backlog of large commercial aircraft, which is largely composed of aircraft designed with fuel efficiency and increasingly stringent emission standards in mind. We also currently expect little near-term impact on our energy market customers, which represented approximately 6% of our net sales in 2014. Our customers in this market are large oil and gas producers who take a long-term view in their development and exploration work. To date, we have not experienced any significant cancellations or delays of our ongoing projects; however, an extended period of depressed oil prices could present a risk to deep water project capital spending, which could have negative impacts on our business.
Executive Summary
In 2014, we generated record sales of $793.6 million, with our EP&S Segment contributing more than half of those sales. We generated operating income of $70.3 million, a 13% improvement over 2013, and cash flow from operations of $53.9 million, more than four times the cash flow generated from operations in 2013. This performance continues to demonstrate our emergence as an integrated supplier of advanced titanium products.
During the year, we completed the acquisitions of RTI Directed Manufacturing and RTI Advanced Powder Materials, both of which enhance our expertise in the areas of powdered metals and plastics and our ability to produce near-net shaped parts and components using these materials.
Our re-emergence into the aircraft engine market continued in 2014 with our agreement to supply titanium aluminide alloy material to Snecma for production of low-pressure turbine blades in the CFM International Leading Edge Aviation Propulsion (LEAP) engine, for which mass production is currently slated to begin in 2016.

We continue to demonstrate our vertically-integrated supply chain capabilities with our agreement with Boeing to perform sub-assembly activities to prepare RTI-manufactured center fuselage seat track system components for final airplane installation as well as manufacture additional parts required in the sub-assembly.
Results of Operations
For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net Sales.    Net sales for our reportable segments, excluding intersegment sales, for the years ended December 31, 2014 and 2013 are summarized in the following table:

	Years Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Dollars in millions)	2014	2013
Titanium Segment	$360.6	$346.6	$14.0	4.0%
EP&S Segment	433.0	436.7	(3.7)	(0.8)%
Total consolidated net sales	$793.6	$783.3	$10.3	1.3%
The increase in the Titanium Segment’s net sales for the year was the result of a 34% increase in shipments of prime mill products to our trade customers to 10.0 million pounds, offset by a 24% decrease in average realized selling prices to $14.03 per pound for the year ended December 31, 2014, from $18.41 per pound for the year ended December 31, 2013, the result of a lower-priced product mix. Both the increase in mill volume and the lower pricing for the year were driven by the near-term geopolitical de-risking strategies of our customer base. Activity at our service centers, largely driven by commercial aerospace, increased the Titanium Segment’s net sales by a further $11.2 million and higher ferro-alloy demand from our specialty steel customers increased the Titanium Segment’s net sales by $3.3 million.
The decrease in EP&S Segment sales was primarily attributable to decreased energy market sales of $36.1 million and decreased sales to our defense market customers of $5.6 million. These decreases were almost entirely offset by a $33.1 million increase in sales to our commercial aerospace customers, which was driven by higher sales on the Boeing 787 program and incremental sales of $15.5 million resulting from the acquisition of RTI Extrusions Europe in October 2013. The acquisition of RTI Directed Manufacturing in January 2014 and increased sales to industrial customers further offset the sales decrease by $2.7 million, and $2.1 million, respectively.
Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2014 and 2013 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2014		2013
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$90.0	25.0%	$98.3	28.4%	$(8.3)	(8.4)%
EP&S Segment	76.4	17.6%	75.9	17.4%	0.5	0.7%
Total consolidated gross profit	$166.4	21.0%	$174.2	22.2%	$(7.8)	(4.5)%
Excluding the reduction of duty drawback recoveries due to the backlog of claims that were collected in 2013, which decreased gross profit $9.2 million, the Titanium Segment's gross profit increased $0.9 million. The increase in the Titanium Segment’s gross profit was primarily attributable to increased shipments to trade customers, which increased gross profit $17.3 million, partially offset by to a lower-priced product mix, which decreased gross profit $16.8 million. Furthermore, 2013 included a $1.6 million expense related to a voluntary early retirement program. Offsetting these increases were decreased margins on conversion sales of $0.8 million and the $0.4 million impact of 2013 recoveries related to a fire in 2012.
The increase in EP&S Segment gross profit was primarily due to higher sales to our commercial aerospace market customers which increased gross profit $7.4 million, driven mainly by increased Boeing 787 volumes, along with the impact of the acquisitions of RTI Extrusions Europe in October 2013 and RTI Directed Manufacturing in January 2014, which together contributed an additional $3.5 million. These increases were partially offset by $5.2 million of lower duty drawback recoveries during the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to the backlog of claims that were collected in 2013, and decreases in gross profit related to our defense and industrial market customers totaling $5.2 million.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the years ended December 31, 2014 and 2013 are summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2014		2013
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$32.6	9.0%	$35.4	10.2%	$(2.8)	(7.9)%
EP&S Segment	58.9	13.6%	57.5	13.2%	1.4	2.4%
Total consolidated SG&A	$91.5	11.5%	$92.9	11.9%	$(1.4)	(1.5)%
The $1.4 million decrease in SG&A is primarily related to a decrease in cash incentive compensation of $3.7 million, partially offset by the acquisitions of RTI Extrusions Europe in October 2013 and RTI Directed Manufacturing in January 2014, which increased SG&A $1.8 million, and increased severance costs of $0.5 million incurred during the year.
Research, Technical, and Product Development Expenses.    Research, technical, and product development expenses for the Company were $4.6 million and $3.9 million for the years ended December 31, 2014 and 2013, respectively. This spending reflects our investment in advancing titanium materials, mill products and processes, and fabrication and finishing processes. Focused attention is given to developing innovative solutions to customer needs and to furthering advanced manufacturing capabilities.
Goodwill and Other Intangible Asset Impairment.    There were no impairments of goodwill or other intangible assets in 2014. During the year-ended December 31, 2013, our Medical Device Fabrication reporting unit, a component of the EP&S Segment, recognized a goodwill impairment of $14.0 million, and a $1.4 million impairment of our Remmele trade name was also recognized during that period.
Operating Income.    Operating income for our reportable segments for the years ended December 31, 2014 and 2013 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2014		2013
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$53.0	14.7%	$59.0	17.0%	$(6.0)	(10.2)%
EP&S Segment	17.3	4.0%	3.0	0.7%	14.3	476.7%
Total consolidated operating income	$70.3	8.9%	$62.0	7.9%	$8.3	13.4%
The Titanium Segment’s operating income decreased primarily as a result of the duty drawback recoveries that were reduced by $9.2 million, partially offset by decreases in SG&A of $2.8 million, and increased shipments during the year.

EP&S Segment operating income increased primarily due to the goodwill and intangible asset impairment of $15.4 million in 2013. Excluding the impact of the impairment, EP&S segment operating income decreased $1.1 million in 2014, primarily as a result of reduced duty drawback recoveries and sales volumes and increased new product development activity, as well as increased SG&A in 2014. These decreases were partially offset by higher Boeing 787 shipments, and the full year impact of the RTI Extrusions Europe acquisition, which occurred in October 2013.
Other Income.    Other income for the years ended December 31, 2014 and 2013 was $2.2 million and $0.9 million, respectively. Other income consisted primarily of foreign exchange gains and losses from our international operations.
Interest Income and Interest Expense.    Interest income for the years ended December 31, 2014 and 2013 was $0.3 million and $0.2 million, respectively. The increase was principally related to higher average cash and investment balances compared to the prior year. Interest expense was $31.1 million and $40.4 million for the years ended December 31, 2014 and 2013, respectively.

Our interest expense for the years ended December 31, 2014 and 2013 was attributable to the following:

	Years Ended December 31,
(Dollars in millions)	2014	2013
1.625% Convertible Senior Notes due 2019	$19.0	$13.0
3.000% Convertible Senior Notes due 2015	9.2	10.9
Debt extinguishment charge	—	13.7
Other	2.9	2.8
Total interest expense	$31.1	$40.4
Provision for Income Tax. We recognized income tax expense of $10.0 million, or 24.0% of pretax income from continuing operations, in 2014 compared to $7.1 million, or 31.3% of pretax income, in 2013 for federal, state, and foreign income taxes. Our effective income tax rate decreased 7.3 percentage points from 2013, principally due to the effect of the reversal of the valuation allowance on the Company’s Canadian net deferred tax asset during the year and the tax effect of the goodwill impairment in 2013, partially offset by a reduction in deferred tax liabilities due to changes in state laws, and the effects of foreign operations.
The reconciliation of our 2013 effective income tax rate to our 2014 effective income tax rate is as follows:

2013 effective income tax rate		31.3%
Changes in effective income tax rate:
Effects of foreign operations	5.3%
Change in valuation allowance	(12.2)%
State taxes	18.0%
Goodwill impairment	(17.3)%
Other	(1.1)%	(7.3)%
2014 effective income tax rate		24.0%
Refer to Note 6 of our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.
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

Gross Profit.    Gross profit for our reportable segments for the years ended December 31, 2013 and 2012 is summarized in the following table:

	Years Ended December 31,				$ Increase	% Increase
	2013		2012
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$98.3	28.4%	$77.9	22.1%	$20.4	26.2%
EP&S Segment	75.9	17.4%	60.3	17.4%	15.6	25.9%
Total consolidated gross profit	$174.2	22.2%	$138.2	19.7%	$36.0	26.0%
The increase in the Titanium Segment’s gross profit was primarily attributable to a 5% decrease in mill product costs per pound to $13.29 per pound from $13.99 per pound in 2012, primarily driven by lower scrap prices, which increased gross profit $11.0 million, and a $10.3 million increase in duty drawback recoveries. A favorable margin product mix at our titanium service centers and contributions from higher conversion sales increased gross profit by $0.7 million and $0.6 million, respectively. These items were partially offset by softening demand and pricing in the specialty metals market which negatively impacted gross profit $2.5 million, and a $1.6 million charge related to the voluntary early retirement program enacted during the year. Gross profit for the year ended December 31, 2012 was negatively impacted $0.8 million due to a transformer fire at our Canton melting facility.
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

Selling, General, and Administrative Expenses.    SG&A for our reportable segments for the years ended December 31, 2013 and 2012 are summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2013		2012
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$35.4	10.2%	$36.7	10.4%	$(1.3)	(3.5)%
EP&S Segment	57.5	13.2%	49.9	14.4%	7.6	15.2%
Total consolidated SG&A	$92.9	11.9%	$86.6	12.4%	$6.3	7.3%
The $6.3 million increase in SG&A expenses was primarily related to increases in professional fees related to the sale of RTI Pierce Spafford and increased fees related to our efforts to remediate material weaknesses in internal controls, as well as salary increases across the organization. The acquisition of RTI Extrusions Europe added $0.5 million of SG&A expenses.
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
Goodwill and Other Intangible Asset Impairment.    The Company’s Medical Device Fabrication reporting unit, a component of the EP&S Segment, recognized a goodwill impairment of $14.0 million during the year ended December 31, 2013. This impairment was driven by operational issues as well as uncertainty in the medical device market as a result of the Healthcare Acts, including a 2.3% excise tax on medical devices, and increased regulations on medical device manufacturers from the U.S. Food and Drug Administration (the “FDA”). Related to this impairment, we recognized a $1.4 million impairment of our Remmele trade name during the year ended December 31, 2013. There were no impairments of goodwill or other intangible assets in 2012.

Operating Income.    Operating income for our reportable segments for the years ended December 31, 2013 and 2012 is summarized in the following table:

	Years Ended December 31,				$ Increase/ (Decrease)	% Increase/ (Decrease)
	2013		2012
(Dollars in millions)	$	% of Sales	$	% of Sales
Titanium Segment	$59.0	17.0%	$39.0	11.1%	$20.0	51.3%
EP&S Segment	3.0	0.7%	8.4	2.4%	(5.4)	(64.3)%
Total consolidated operating income	$62.0	7.9%	$47.4	6.8%	$14.6	30.8%
The Titanium Segment’s operating income increased primarily as a result of the decrease in average production cost per pound which increased gross profit $11.0 million, increased duty drawback recoveries of $10.3 million, and decreased SG&A of $1.2 million, partially offset by decreases of $2.5 million related to lower pricing and lower sales of specialty metals during the year.
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
Our interest expense for the years ended December 31, 2013 and 2012 was attributable to the following:

	Years Ended December 31,
(Dollars in millions)	2013	2012
1.625% Convertible Senior Notes due 2019	$13.0	$—
3.000% Convertible Senior Notes due 2015	10.9	16.6
Debt extinguishment charge	13.7	—
Other	2.8	1.3
	$40.4	$17.9
Provision for Income Tax.    We recognized income tax expense of $7.1 million, or 31.3% of pretax income from continuing operations, in 2013 compared to $15.7 million, or 53.8% of pretax income, in 2012 for federal, state, and foreign income taxes. Our effective income tax rate decreased 22.5 percentage points from 2012, principally due to a reduction of certain deferred tax liabilities due to changes in state laws and the effects of foreign operations, partially offset by the impairment to goodwill.
The reconciliation of our 2012 effective income tax rate to our 2013 effective income tax rate is as follows:

2012 effective income tax rate		53.8%
Changes in effective income tax rate:
Effects of foreign operations	(19.1)%
State taxes	(17.2)%
Goodwill impairment	17.3%
Adjustments to prior years' income taxes	(4.3)%
Other	0.8%	(22.5)%
2013 effective income tax rate		31.3%
Refer to Note 6 of our accompanying Consolidated Financial Statements for a reconciliation between our effective tax rate and the statutory tax rate.

Liquidity and Capital Resources
On January 22, 2014, we purchased all of the outstanding common stock of RTI Directed Manufacturing for total consideration of approximately $22.8 million, including $22.5 million in cash, of which $21.7 million had been paid, and the assumption of $0.3 million in liabilities. On June 3, 2014, we purchased all of the outstanding common stock of RTI Advanced Powder Materials for total consideration of approximately $19.0 million, including $15.6 million in cash, $1.6 million in contingent consideration, and the assumption of $1.8 million in liabilities. These purchases were financed through cash on hand.
We have two outstanding series of Convertible Senior Notes, the 2015 Notes and 2019 Notes, of which $114.4 million and $402.5 million aggregate principal amount are currently outstanding, respectively. The 2015 Notes mature in December 2015.
Our Second Amended and Restated Credit Agreement (the “Credit Agreement”) provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and a facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement during the years ended December 31, 2014 or 2013.
Provided we continue to meet our financial covenants under the Credit Agreement, we expect that our cash and cash equivalents of $182.1 million, our short-term investments of $148.4 million, and our undrawn credit facility, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating needs for the next twelve months.
The financial covenants and ratios under our Credit Agreement are described below:

•
Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 2.25 to 1 at December 31, 2014. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•
Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 11.66 to 1 at December 31, 2014. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of December 31, 2014, we were in compliance with our financial covenants under the Credit Agreement.
Cash provided by operating activities.    Cash provided by operating activities for the years ended December 31, 2014 and 2013 was $53.9 million and $12.2 million, respectively. The increase in cash provided by operating activities is primarily due to improved operational performance in 2014 and activity in accounts payable accounts, offset by activity in inventory and accounts receivable accounts.
Cash provided by operating activities for the years ended December 31, 2013 and 2012 was $12.2 million and $8.1 million, respectively. The increase in cash provided by operating activities is primarily due to improved operational performance in 2013 excluding the non-cash goodwill and other intangible asset impairments totaling $15.4 million, offset by activity in working capital accounts, primarily inventory and accounts payable.
Cash used in investing activities.    Cash used in investing activities for the years ended December 31, 2014 and 2013 was $211.0 million and $37.7 million, respectively. Cash used in investing activities was primarily for net purchases of short-term investments totaling $148.4 million, the acquisitions of RTI Directed Manufacturing and RTI Advanced Powder Materials for $21.7 million and $15.6 million, respectively, and capital expenditures totaling $30.5 million. These outflows were partially offset by the receipt of $3.3 million and $1.9 million related to the sales of RTI Connecticut and RTI Pierce Spafford, respectively.
 Cash used in investing activities for the years ended December 31, 2013 and 2012 was $37.7 million and $67.6 million, respectively. Cash used in investing activities was primarily for capital expenditures, totaling $32.4 million during the year, and the purchase of RTI Extrusions Europe for approximately $16.2 million in cash, partially offset by $10.5 million of cash received from the sale of RTI Pierce Spafford. The decrease in investing outflows was mainly due to a decrease of $29.2 million in capital expenditures in 2013.

Cash provided by (used in) financing activities.    Cash provided by (used in) financing activities for the years ended December 31, 2014 and 2013 was $(1.1) million and $272.1 million, respectively. The decrease in cash provided by financing activities was due primarily to the 2013 issuance of the $402.5 million 2019 Notes, offset by $12.4 million in costs related to the issuance of the 2019 Notes and the 2013 repurchase of $115.6 million aggregate par value of the 2015 Notes, for approximately $119.9 million through individually negotiated private transactions. Cash inflows related to employee stock activity decreased $1.8 million from 2013 to 2014.
 Cash provided by (used in) financing activities for the years ended December 31, 2013 and 2012 was $272.1 million and $(1.4) million, respectively. The increase in cash provided by financing activities was due primarily to the issuance of the $402.5 million 2019 Notes, offset by $12.4 million in costs related to the issuance of the 2019 Notes and the repurchase of $115.6 million aggregate par value of 2015 Notes, for approximately $119.9 million through individually negotiated private transactions. Debt-related outflows in 2012 consisted of a $0.8 million payment of debt issuance costs related to the refinancing of the Credit Agreement. Cash inflows related to employee stock activity increased $2.2 million from 2012 to 2013.
Cash balances at foreign subsidiaries.    At December 31, 2014, we held cash and cash equivalents of approximately $64.7 million at our foreign subsidiaries, primarily in Canada, France, and the United Kingdom. Management believes that these balances represent the funds necessary for each subsidiary’s ongoing operations and at this time has no intention, nor a foreseeable need, to repatriate these cash balances. Repatriation of these cash balances could result in additional U.S. Federal tax obligations.
Backlog.    Our order backlog for all markets was approximately $574 million as of December 31, 2014, compared to $516 million at December 31, 2013. Of the backlog at December 31, 2014, approximately $549 million is likely to be realized during 2014. We define backlog, which is a measure not defined by generally accepted accounting principles in the U.S. ("GAAP"), as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend over multiple years, including the Airbus, JSF and Boeing 787 long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.

Contractual Obligations, Commitments and Other Post-Retirement Benefits
Following is a summary of the Company’s contractual obligations, commercial commitments, and other post-retirement benefit obligations as of December 31, 2014 (in millions):

	Contractual Obligations
	2015	2016	2017	2018	2019	Thereafter	Total
Notes (1)	$124.1	$6.5	$6.5	$6.5	$409.0	$—	$552.6
Operating leases (2)	7.1	6.5	4.7	4.2	3.0	1.5	27.0
Capital leases (2)	3.5	3.1	2.9	2.3	2.5	3.8	18.1
Total contractual obligations	$134.7	$16.1	$14.1	$13.0	$414.5	$5.3	$597.7

	Commercial Commitments
	Amount of Commitment Expiration per Period
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term supply agreements (3)(4)(5)	$75.2	$85.8	$85.9	$91.4	$92.2	$90.9	$521.4
Purchase obligations (6)	113.6	1.4	0.1	—	—	—	115.1
Standby letters of credit (7)	2.7	—	—	—	—	—	2.7
Total commercial commitments	$191.5	$87.2	$86.0	$91.4	$92.2	$90.9	$639.2

	Pension and Post-Retirement Benefits
	2015	2016	2017	2018	2019	Thereafter	Total
Other post-retirement benefits (8)(9)	$3.1	$3.2	$2.9	$3.1	$3.3	$32.7	$48.3

	Tax Obligations
	2015	2016	2017	2018	2019	Thereafter	Total
Uncertain tax positions (10)	$—	$—	$—	$—	$—	$10.5	$10.5

(1)
Commitments for the 2015 Notes and 2019 Notes (collectively, the "Notes") include principal and interest payable through the Notes’ maturity. See Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	See Note 9 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Amounts represent commitments for which contractual terms exceed twelve months.

(4)
In January 2014, the Company entered into Amended and Restated Titanium Sponge Supply Agreements for the long-term supply of titanium sponge, the primary raw material for our Titanium Segment, with a Japanese supplier. These agreements, which replaced existing agreements, run through 2020 and provide the Company with supply of up to 22.5 million pounds of titanium sponge annually. Future obligations were determined using minimum purchase volume requirements, based on current prices, as prices are negotiated semi-annually or are fixed but may be subject to certain underlying input cost adjustments and potential price adjustments based on the yen to U.S. dollar exchange rate. Purchases under the contract are denominated in U.S. dollars.

(5)
In December 2009, the Company entered into a new contract with a different Japanese supplier for the long-term supply of titanium sponge for delivery between 2012 and 2020. The contract provides the Company with the supply of up to 11.2 million pounds of titanium sponge annually. The price of the titanium sponge is fixed, but may be subject to certain underlying input cost adjustments and potential price adjustments based on the yen to U.S. dollar exchange rate. Future obligations were determined using minimum purchase volume requirements, based on current price, anticipated formula pricing, and minimum volumes. Purchases under the contract are denominated in U.S. dollars.

(6)	Amounts primarily represent purchase commitments under purchase orders.

(7)	Amounts represent standby letters of credit primarily related to commercial performance and insurance guarantees.

(8)
The Company does not fund its other post-retirement employee benefits obligation but instead pays amounts when billed. However, these estimates are based on current benefit plan coverage and are not contractual commitments inasmuch as the Company retains the right to modify, reduce, or terminate any such coverage in the future. Amounts shown in the years 2015 through 2019 are based on actuarial estimates of expected future cash payments, and exclude the impacts of benefits associated with the Medicare Part D Act of 2003.

(9)	Commitments for pension plans are not presented due to the uncertain nature of the amounts and timing of future contributions.

(10)	These amounts are included in the “Thereafter” column as it cannot be reasonably estimated when these amounts may be settled.
Other non-current liabilities on the Consolidated Balance Sheet is primarily composed of liabilities for workers’ compensation, environmental remediation, asset retirement obligations, and long-term tax reserves. These amounts are not included within the preceding table due to the uncertain nature regarding the timing of the settlement of these obligations.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
New Accounting Standards
In January 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-01, "Income Statement - Extraordinary and Unusual Items." This ASU eliminates from U.S. GAAP the concept of extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. We do not expect that the adoption of the ASU will have a material impact on our Consolidated Financial Statements.
In November 2014, the FASB issued ASU 2014-17, "Pushdown Accounting." This ASU provides an acquired entity with the option to apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The amendment requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect that the adoption of the ASU will have a material impact on our Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-12, "Compensation—Stock Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We do not expect that the adoption of the ASU will have a material impact on our Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted by the Company using either a full retrospective or modified retrospective approach. Early application is not permitted. We are currently evaluating the impact of the adoption of this ASU on our Consolidated Financial Statements.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We do not expect that the adoption of the ASU will have a material impact on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance during 2014 did not have a material impact on our Consolidated Financial Statements.
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during 2014 did not have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-04, "Liabilities—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during 2014 did not have a material impact on our Consolidated Financial Statements.
Critical Accounting Policies
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These principles require management to make estimates and assumptions that have a material impact on the amounts recorded for assets and liabilities and resulting revenue and expenses. Management estimates are based on historical evidence and other available information, which in management’s opinion provide the most reasonable and likely result under the current facts and circumstances. Under different facts and circumstances expected results may differ materially from the facts and circumstances applied by management.
Of the accounting policies described in Note 3 of the Consolidated Financial Statements included in this Annual Report, and others not expressly stated but adopted by management as the most appropriate and reasonable under the current facts and circumstances, the effect upon the Company of the policy of carrying values of accounts receivable, inventories, property, plant, and equipment, intangible assets, goodwill, pensions, post-retirement benefits, worker’s compensation, environmental liabilities, and income taxes would be most critical if management estimates were incorrect. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
Revenue Recognition.    Product and service revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service revenues are recognized as services are rendered.

Revenue under long-term construction-type contracts are recorded using the percentage-of-completion method measured on the cost-to-cost basis and the units-of-delivery basis for long-term production-type contracts. Prior to 2014, revenues and costs under contracts measured on the cost-to-cost method were recorded using the zero profit method under the FASB's Accounting Standards Codification ("ASC") 605-35 until the period when the Company believed it was able to estimate the total contract revenues and costs, at which point the cumulative contract gross profit earned to date was recorded. This generally occurred when the primary deliverable under the contract was delivered. During 2014, the Company implemented a rigorous process for estimating total contract costs and revenues for all outstanding and future projects accounted for under the ASC 605-35. As a result, for the majority of the Company’s contracts accounted for under ASC 605-35, the Company now recognizes costs, revenues, and related gross profit as it completes work on these projects, rather than using the zero profit method. For certain of its contracts, the full scope of work may be ill-defined at the time progress towards completion begins. For these contracts, the Company utilizes the zero profit method until such time as the full scope of the contract is defined and estimates of total costs and revenues can be determined
Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. Such losses were not material at December 31, 2014, 2013, or 2012.

Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element, provided the delivered elements have value to customers on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.
Value added taxes collected on sales are excluded from revenue and recorded as a liability on the Consolidated Balance Sheet until remitted to the taxing authority.
Inventories.    Inventories are valued at cost as determined by the last-in, first-out (“LIFO”), first-in, first-out (“FIFO”), and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. At both December 31, 2014 and 2013, approximately 55% of our inventory was valued utilizing the LIFO costing methodology. The remaining inventories are valued at cost determined by a combination of the FIFO and weighted-average cost methods.
Goodwill and Intangible Assets.    The carrying value of goodwill at December 31, 2014 and 2013 was $145.5 million and $117.6 million, respectively. Goodwill and intangible assets were originally valued at fair value at the date of acquisition.
We evaluate the recoverability of goodwill at the reporting unit level at least annually as of October 1 and whenever events or circumstances indicate the carrying value may not be recoverable.
The carrying value of goodwill at our four reporting units as of our October 1, 2014 annual impairment test is as follows:

(in millions)	Goodwill
Titanium reporting unit	$24.0
Fabrication reporting unit	76.7
Medical Device Fabrication reporting unit	44.8
Energy Fabrication reporting unit	—
Total Goodwill	$145.5
In Step One of the evaluation, the fair value of each reporting unit was determined using the weighted average of a discounted cash flow analysis based on historical and projected financial information (i.e., an income approach) and a market valuation approach. The discounted cash flow analysis provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples such as EBITDA and revenue multiples developed from a set of peer group companies to each reporting unit to determine its fair value. Based on these analyses, we determined that the fair value of the Titanium reporting unit, the Fabrication reporting unit, and the Medical Device Fabrication reporting unit each exceeded their respective carrying values.
In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, we reconciled the aggregate fair value of all of the reporting units to our market capitalization, including a reasonable control premium.
We recorded a $14.0 million impairment to the carrying value of the Medical Device Fabrication reporting unit in 2013, and the carrying value of the Energy Fabrication reporting unit’s goodwill was fully impaired in 2009. Excluding the immaterial impairments of goodwill related to the disposition of our non-titanium service centers, there have been no other goodwill impairments to date at our other reporting units. See Note 3 of our Consolidated Financial Statements for further details of our annual impairment analysis.
Management evaluates the recovery of indefinite-lived intangible assets, at least annually, by comparing the fair value of the indefinite lived intangible asset under a discounted cash flow model to its carrying value. There were no impairments of indefinite-lived intangible assets during the year-ended December 31, 2014.
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
Our Canadian subsidiary generated taxable losses totaling $134.4 million from 2005 through 2014, resulting in a Canadian net deferred tax asset of $27.6 million as of December 31, 2014. We have recorded a full valuation allowance against our Canadian net deferred tax asset as of December 31, 2010, and for each subsequent period thereafter. The realization of our Canadian deferred tax assets is dependent upon our ability to generate future taxable income at our Canadian subsidiary. We concluded that the objective and verifiable negative evidence of our Canadian subsidiary’s cumulative losses over a number of years outweighed the more subjective positive evidence of anticipated future income under our long-term contract. We will continue to review whether a valuation allowance against our Canadian net deferred tax asset is required. If we determine that the realization of some or all of our Canadian net deferred tax assets are more likely than not, we will reduce some or all of our valuation allowance.
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
Employee Benefit Plans.    Included in our accounting for defined benefit pension plans are assumptions on discount rates, the expected return on assets, and the rate of future compensation changes. Discount rates are also utilized in our accounting for our post-retirement medical plan. We consider current market conditions, including changes in interest rates and plan asset investment returns, as well as longer-term factors in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions or higher or lower withdrawal rates. These differences may result in a significant impact to the amount of net pension expense or income recorded in the future.

A discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate was determined by taking into consideration an above-mean yield curve model in order to select a discount rate that best matches the expected payment streams of the future payments. The model is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on the bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio. The discount rates used to determine our future benefit obligations were as follows at December 31, 2014 and 2013:

	2014	2013
Qualified pension plans	4.0%	4.8%
Non-qualified pension plans	3.1%	3.7%
Post-retirement medical plan	4.0%	4.8%
The discount rate is a significant factor in determining the amounts reported. A change of one-quarter of a percentage point in the discount rates used at December 31, 2014 would have the following effect on the defined benefit plans:

	-.25%	+.25%
Effect on total projected benefit obligation ("PBO") (in millions)	$5.6	$(5.3)
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)
A one quarter percent change in the discount rate used at December 31, 2014 would have the following effect on the postretirement medical plan:

	-.25%	+.25%
Effect on accumulated postretirement benefit obligation (in millions)	$1.6	$(1.5)
Effect on total net periodic benefit cost (in millions)	$0.1	$(0.1)

We developed the expected return on plan assets by considering various factors which include targeted asset allocation percentages, historical returns, and expected future returns. We assumed an expected rate of return of 7.5% in both 2014 and 2013. A change of one-quarter of a percentage point in the expected rate of return would have the following effect on the defined benefit plans:

	-.25%	+.25%
Effect on subsequent years periodic pension expense (in millions)	$0.4	$(0.4)
A change of one percentage point in the health cost trend rate of 6.68% used at December 31, 2014 would have the following effect on the postretirement medical plan:

	-1.00%	+1.00%
Effect on total service cost and interest cost components (in millions)	$(0.2)	$0.2
Effect on accumulated postretirement benefit obligation (in millions)	$(2.2)	$2.5

The fair value of the Company’s defined benefit pension plan assets as of December 31, 2014 and 2013 were as follows:

Investment category (in millions)	2014	2013
U.S. government securities	$22.2	$25.0
Corporate bonds	45.1	40.6
Equities	91.8	88.9
Short-term investment funds	1.7	1.5
Real estate funds	4.7	3.8
Timberlands	2.0	1.9
Other	—	1.0
Total	$167.5	$162.7
Of the total plan assets, approximately $11.5 million and $9.7 million were measured using significant unobservable inputs (Level 3) at December 31, 2014 and 2013, respectively, and are comprised of investments in private equities, real estate funds, and timberlands. The fair value of private equity funds and real estate funds are determined by the fair value of the underlying investments in the funds plus working capital, adjusted for liabilities, currency translation and estimated performance incentives. Various methods of determining the fair value of the underlying assets in each fund are used which may include, but are not limited to, expected cash flows, multiples of earnings, discounted cash flow models, direct capitalization analyses, third-party appraisals and other market-based information. Valuations are reviewed utilizing available market data to determine whether or not any fair value adjustments are necessary. The value of the timberlands investment is based upon the appraised value of the timberlands plus net working capital. It is based upon inventory obtained pursuant to a review of this inventory at the time of acquisition, updated periodically based upon a cash projection model for a 50-year period using real prices and a real discount rate based upon current market activity.
The Company’s target asset allocation as of December 31, 2014 by asset category was as follows:

2014
Investment Category:
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

The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are currently expected to be paid (in millions) :

	Pension Benefit Plans	Post-Retirement Benefit Plan (including Plan D subsidy)	Post-Retirement Benefit Plan (not including Plan D subsidy)
2015	$10.5	$3.0	$3.1
2016	10.8	3.1	3.2
2017	10.9	2.8	3.0
2018	11.4	3.0	3.1
2019	11.5	3.1	3.3
2020 to 2024	61.4	19.1	20.1
During the years ended December 31, 2014 and 2013, we made cash contributions, net of settlement charges, totaling $1.1 million and $4.3 million, respectively, to our Company-sponsored pension plans. No additional contributions are expected to be required for the Company to maintain its desired funding status in 2015.
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

Interest Rate Risk
Our outstanding borrowings at December 31, 2014 are at fixed annual interest rates of 1.625% and 3.000%; therefore, we are not subject to material cash flow risk arising from the fluctuation of interest rates.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange exposure for purchases of raw materials, equipment, and services, including wages, which are denominated in currencies other than the U.S. dollar, as well as non-U.S. dollar denominated sales. However, the significant majority of our sales are made in U.S. dollars, which minimizes our exposure to foreign currency fluctuations. From time to time, we may use forward exchange contracts to manage these transaction risks.
In addition to these transaction risks, we are subject to foreign currency exchange exposure for our non-U.S. dollar denominated assets and liabilities of our foreign subsidiaries whose functional currency is the U.S. dollar. From time to time, we may use forward exchange contracts to manage these translation risks. We had no foreign currency forward exchange contracts outstanding at December 31, 2014.

Item 8.    Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RTI International Metals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of RTI International Metals, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s report on internal control over financial reporting, management has excluded RTI Directed Manufacturing from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded RTI Directed Manufacturing from our audit of internal control over financial reporting. RTI Directed Manufacturing is a wholly-owned subsidiary whose total assets and total revenues each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Pittsburgh, Pennsylvania
February 26, 2015

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net sales	$793,579	$783,273	$699,987
Cost and expenses:
Cost of sales	627,151	609,047	561,785
Selling, general, and administrative expenses	91,488	92,921	86,621
Research, technical, and product development expenses	4,613	3,931	4,164
Goodwill and other intangible asset impairment	—	15,359	—
Operating income	70,327	62,015	47,417
Other income (expense), net	2,156	938	(501)
Interest income	310	223	148
Interest expense	(31,055)	(40,380)	(17,926)
Income before income taxes	41,738	22,796	29,138
Provision for income taxes	10,037	7,139	15,685
Net income attributable to continuing operations	$31,701	$15,657	$13,453
Net income (loss) attributable to discontinued operations	$(608)	$(1,584)	$1,487
Net income	$31,093	$14,073	$14,940
Earnings per share attributable to continuing operations:
Basic	$1.03	$0.51	$0.44
Diluted	$1.03	$0.51	$0.44
Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.02)	$(0.05)	$0.05
Diluted	$(0.02)	$(0.05)	$0.05
Weighted-average shares outstanding:
Basic	30,493,862	30,303,328	30,127,275
Diluted	30,618,447	30,530,501	30,257,688
The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net income	$31,093	$14,073	$14,940
Other comprehensive income (loss):
Foreign currency translation	(9,733)	(6,928)	1,915
Investment activity, net of tax of $(23), $0, and $4	(41)	—	8
Changes in benefit plan accounts, net of tax of $(3,285), $6,919, and $(4,920)	(5,418)	11,535	(8,077)
Other comprehensive income (loss), net of tax	(15,192)	4,607	(6,154)
Comprehensive income	$15,901	$18,680	$8,786
The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$182,059	$343,637
Short-term investments	148,383	—
Receivables, less allowance for doubtful accounts of $694 and $820	117,745	105,271
Inventories, net	474,306	430,088
Costs in excess of billings	5,522	5,377
Deferred income taxes	30,632	32,032
Assets of discontinued operations	—	5,274
Other current assets	19,803	16,947
Total current assets	978,450	938,626
Property, plant, and equipment, net	369,287	372,340
Goodwill	145,518	117,578
Other intangible assets, net	57,122	53,754
Other noncurrent assets	15,317	23,247
Total assets	$1,565,694	$1,505,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$111,645	$1,008
Accounts payable	105,044	79,039
Accrued wages and other employee costs	26,874	29,787
Billings in excess of costs	9,962	—
Unearned revenues	7,623	15,625
Liabilities of discontinued operations	—	458
Other accrued liabilities	18,724	21,566
Total current liabilities	279,872	147,483
Long-term debt	345,012	430,300
Liability for post-retirement benefits	48,295	43,447
Liability for pension benefits	16,986	13,787
Deferred income taxes	60,503	74,078
Unearned revenues	5,476	10,470
Other noncurrent liabilities	14,070	12,006
Total liabilities	770,214	731,571
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 and 50,000,000 shares authorized; 31,585,696 and 31,399,661 shares issued; 30,729,784 and 30,593,251 shares outstanding	316	314
Additional paid-in capital	538,703	532,249
Treasury stock, at cost; 855,912 and 806,410 shares	(19,649)	(18,798)
Accumulated other comprehensive loss	(55,589)	(40,397)
Retained earnings	331,699	300,606
Total shareholders’ equity	795,480	773,974
Total liabilities and shareholders’ equity	$1,565,694	$1,505,545
The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$31,093	$14,073	$14,940
Adjustment for non-cash items:
Depreciation and amortization	44,877	43,885	41,170
Deferred income taxes, net	(11,134)	(12,264)	6,633
Stock-based compensation	5,670	6,026	4,797
Excess tax benefits from stock-based compensation activity	(199)	(552)	(196)
Gain on disposal of property, plant, and equipment, net	(104)	(547)	(4)
Amortization of debt issuance costs	1,890	1,666	1,403
Amortization of discount on long-term debt	18,132	14,956	9,683
Write-off of debt issuance costs	—	1,498	—
Amortization of premiums (discounts) on short-term investments and marketable securities, net	(38)	174	—
Goodwill and other intangible asset impairment	—	15,908	—
Write-down of assets of discontinued operations	—	1,058	—
Other	(29)	300	434
Changes in assets and liabilities:
Receivables	(15,314)	3,236	(1,818)
Inventories	(46,833)	(47,139)	(106,565)
Accounts payable	30,373	(8,613)	32,133
Income taxes payable	(8,826)	(13,675)	3,767
Unearned revenue	(6,161)	(10,509)	10,059
Costs in excess of billings	3,730	(3,118)	459
Liability for pension and other post-employment benefits	6,681	(12,486)	(12,295)
Other current assets and liabilities, net	(3,099)	2,969	(3,479)
Other noncurrent assets and liabilities, net	3,154	15,322	6,945
Cash provided by operating activities	53,863	12,168	8,066
INVESTING ACTIVITIES:
Purchase of investments	(337,081)	(128,281)	(4,037)
Maturity/sale of investments	188,650	128,107	180,808
Capital expenditures	(30,508)	(32,374)	(61,538)
Acquisitions, net of cash acquired	(37,276)	(16,214)	(182,811)
Divestitures	5,157	10,475	—
Proceeds from disposal of property, plant, and equipment	104	561	10
Cash used in investing activities	(210,954)	(37,726)	(67,568)
FINANCING ACTIVITIES:
Borrowings on long-term debt	—	402,500	—
Repayments on long-term debt	(1,575)	(120,820)	(758)
Debt issuance costs	—	(12,370)	(823)
Proceeds from employee stock activity	1,177	2,637	729
Excess tax benefits from stock-based compensation activity	199	552	196
Purchase of common stock held in treasury	(851)	(399)	(742)
Cash provided by (used in) financing activities	(1,050)	272,100	(1,398)
Effect of exchange rate changes on cash and cash equivalents	(3,437)	(95)	1,248
Increase (decrease) in cash and cash equivalents	(161,578)	246,447	(59,652)
Cash and cash equivalents at beginning of period	343,637	97,190	156,842
Cash and cash equivalents at end of period	$182,059	$343,637	$97,190
Supplemental cash flow information:
Cash paid for interest	$10,937	$7,223	$7,496
Cash paid for income taxes	$23,069	$4,672	$5,333
Non-cash investing and financing activities:
Decrease in capital expenditures accrued in accounts payable	$(511)	$(5,083)	$(6,582)
Issuance of common stock for restricted stock awards	$2,940	$3,443	$2,028
Capital leases	$8,513	$7,898	$575
The accompanying notes are an integral part of these Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
(In thousands, except share and per share amounts, unless otherwise indicated)

	Common Stock (1)		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at December 31, 2011	30,198,780	$309	$479,245	$(17,657)	$271,593	$(38,850)	$694,640
Net income	—	—	—	—	14,940	—	14,940
Other comprehensive loss	—	—	—	—	—	(6,154)	(6,154)
Shares issued for directors’ compensation	26,153	—	—	—	—	—	—
Shares issued for restricted stock award plans	56,173	1	—	—	—	—	1
Shares issued for performance award plans	54,315	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	4,797	—	—	—	4,797
Treasury stock purchased at cost	(29,946)	—	—	(742)	—	—	(742)
Exercise of employee options	41,422	—	494	—	—	—	494
Forfeiture of restricted stock awards	(3,200)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	27	—	—	—	27
Shares issued for employee stock purchase plan	10,627	—	235	—	—	—	235
Balance at December 31, 2012	30,354,324	$311	$484,798	$(18,399)	$286,533	$(45,004)	$708,239
Net income	—	—	—	—	14,073	—	14,073
Other comprehensive loss	—	—	—	—	—	4,607	4,607
Shares issued for directors’ compensation	26,455	—	—	—	—	—	—
Shares issued for restricted stock award plans	92,282	1	1	—	—	—	2
Stock-based compensation expense recognized	—	—	6,026	—	—	—	6,026
Treasury stock purchased at cost	(14,116)	—	—	(399)	—	—	(399)
Exercise of employee options	131,607	2	2,286	—	—	—	2,288
Forfeiture of restricted stock awards	(9,719)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	(45)	—	—	—	(45)
Shares issued for employee stock purchase plan	12,418	—	350	—	—	—	350
Recognition of equity component of 2019 Convertible Notes, net of deferred taxes	—	—	52,687	—	—	—	52,687
Derecognition of equity component of 2015 Convertible Notes, net of deferred taxes	—	—	(13,854)	—	—	—	(13,854)
Balance at December 31, 2013	30,593,251	$314	$532,249	$(18,798)	$300,606	$(40,397)	$773,974
Net income	—	—	—	—	31,093	—	31,093
Other comprehensive loss	—	—	—	—	—	(15,192)	(15,192)
Shares issued for directors’ compensation	24,753	—	—	—	—	—	—
Shares issued for restricted stock award plans	75,664	1	—	—	—	—	1
Stock-based compensation expense recognized	—	—	5,670	—	—	—	5,670
Treasury stock purchased at cost	(27,138)	—	—	(851)	—	—	(851)
Exercise of employee options	40,431	1	811	—	—	—	812
Forfeiture of restricted stock awards	(22,364)	—	—	—	—	—	—
Tax benefits from stock-based compensation activity	—	—	(308)	—	—	—	(308)
Shares issued for employee stock purchase plan	13,874	—	366	—	—	—	366
Shares issued for performance award plans	31,313	—	—	—	—	—	—
New stock plan issuance costs	—	—	(85)	—	—	—	(85)
Balance at December 31, 2014	30,729,784	$316	$538,703	$(19,649)	$331,699	$(55,589)	$795,480
(1): The Company had 5 million shares of authorized, but unissued, preferred stock without par value at December 31, 2014, 2013, and 2012.
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
On April 25, 2014, following shareholder approval at the Company's 2014 Annual Meeting of Shareholders (the "Annual Meeting"), the Company filed a Certificate of amendment with the Ohio Secretary of State which amended the Company's Amended and Restated Articles of Incorporation by (1) increasing the number of the Company's authorized common shares from 50,000,000 to 100,000,000 and (2) deleting the previously authorized but unissued Series A Junior Participating Preferred Stock.
On January 22, 2014, the Company acquired all of the issued and outstanding common stock of Directed Manufacturing, Inc. (now known as “RTI Directed Manufacturing”). RTI Directed Manufacturing additively manufactures plastic and specialty metal components using 3-D printing technology for a variety of markets, including the commercial aerospace, medical, and oil and gas markets. The acquisition provides potential solutions for the Company’s customers who seek near-net shape titanium and other specialty metal parts and components.
On June 3, 2014, the Company acquired all of the issued and outstanding common stock of Dynamet Technology, Inc. (now known as "RTI Advanced Powder Materials"). RTI Advanced Powder Materials is an industry innovator in titanium powder metallurgy and a supplier of near-net shape titanium and titanium alloy preforms and components to commercial aerospace, defense, biomedical, and industrial customers. Subsequent to its acquisition, RTI Advanced Powder Materials was merged with and into RMI Titanium Company, which is part of the Titanium Segment.
In February 2014, the Company completed its efforts to dispose of its non-core service centers Pierce Spafford Metals Company, Inc. ("RTI Pierce Spafford") and Bow Steel Corporation (“RTI Connecticut”). The results of RTI Pierce Spafford and RTI Connecticut have been presented as results from discontinued operations on the Company’s Consolidated Statements of Operations and the related assets and liabilities have been presented separately on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations. The Company’s Consolidated Financial Statements and the Notes thereto have been conformed to exclude amounts attributable to the aforementioned discontinued operations.
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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

The EP&S Segment is comprised of companies with significant hard and soft-metal expertise that form, extrude, fabricate, additively manufacture, machine, micro machine, and assemble titanium, aluminum, and other specialty metal parts and components. Its products, many of which are complex engineered parts and assemblies, serve the commercial aerospace, defense, medical device, oil and gas, power generation, and chemical process industries, as well as a number of other industrial and consumer markets. With operations located in Minneapolis, Minnesota; Houston, Austin, and Spring, Texas; Sullivan and Washington, Missouri; Laval, Canada; and Welwyn Garden City and Bradford, England, the EP&S Segment provides value-added products and services such as engineered tubulars and extrusions, fabricated and machined components and subassemblies, and components for the production of minimally invasive and implantable medical devices, as well as engineered systems for deepwater oil and gas exploration and production infrastructure. The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products.

Note 2—DISCONTINUED OPERATIONS:
In conjunction with the reorganization of its reportable segments in 2013, the Company evaluated its long-term growth strategy and determined it would sell or seek other strategic alternatives for its non-core service centers, RTI Connecticut and RTI Pierce Spafford. In February 2014, the Company completed the sale of the assets of RTI Connecticut for approximately $3.3 million in cash. In April 2013, the Company completed the sale of its RTI Pierce Spafford subsidiary for approximately $12.4 million in cash, of which $1.9 million was received at the expiration of the escrow period in 2014.
The results of RTI Connecticut and RTI Pierce Spafford, including all fair value adjustments and losses on the completed sale, have been presented as results from discontinued operations. The related assets and liabilities have been presented separately on the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations. The results of RTI Connecticut were previously reported in the Titanium Segment, while the results of RTI Pierce Spafford were reported in the Titanium Group, prior to the segment reorganization in 2013.
The Company’s results from discontinued operations are summarized below:

	Year Ended December 31,
	2014	2013	2012
Net sales	$834	$15,464	$37,724
Income (loss) before income taxes	(1,012)	(2,184)	2,333
Provision for (benefit from) income taxes	(404)	(600)	846
Net income (loss) from discontinued operations	(608)	(1,584)	1,487
The company had no remaining assets or liabilities of discontinued operations at December 31, 2014. Assets and liabilities of discontinued operations were comprised of the following at December 31, 2013:

December 31, 2013
ASSETS
Accounts receivable, net	$594
Inventories, net	4,555
Property, plant and equipment, net	105
Goodwill	—
Other current assets	20
Total assets of discontinued operations	$5,274
LIABILITIES
Accounts payable	$326
Accrued wages	96
Other liabilities	36
Total liabilities of discontinued operations	$458

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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
The Financial Accounting Standards Board (the “FASB”) defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows:

•	Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date;

•	Level 2—inputs other than the quoted prices in active markets that are observable for the asset or liability, either directly or indirectly; and

•	Level 3—unobservable inputs for the asset or liability.
The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its short-term investments and marketable securities.
Listed below are the Company's assets and liabilities, and their respective fair values, which were measured at fair value on a recurring basis as of December 31, 2014. The Company uses trading prices at the balance sheet date to determine the fair value of its assets measured on a recurring basis. The fair value of contingent consideration payable that was classified as Level 3 relates to probability assessments of expected future revenues related to the RTI Advanced Powder Materials acquisition. The contingent consideration is to be paid over the next ten years, and there is no limit to the potential amount of contingent consideration. The Company held no assets or liabilities measured at fair value on a recurring basis as of December 31, 2013. There were no transfers between levels during the year ended December 31, 2014.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets measured on a recurring basis as of December 31, 2014:
Commercial paper	$—	$148,383	$—	$148,383
Total	$—	$148,383	$—	$148,383

Liabilities measured on a recurring basis as of December 31, 2014:
Contingent consideration	$—	$—	$1,000	$1,000
Total	$—	$—	$1,000	$1,000

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of contingent consideration was determined using a discounted cash flow model using a discount rate of 13.0%.
As of both December 31, 2014 and 2013, the Company did not have any financial assets or liabilities that were measured at fair value on a non-recurring basis. Refer to discussions of intangible assets below for nonfinancial assets measured at fair value on a non-recurring basis.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$182,059	$182,059	$343,637	$343,637
Current portion of long-term debt	$111,645	$119,522	$1,914	$1,914
Long-term debt	$345,012	$405,886	$430,300	$559,986
The fair value of the current portion of long-term debt includes the $114,381 principal outstanding on the Company's 3.00% Convertible Senior Notes due 2015 (the “2015 Notes”). The fair value of long-term debt includes $402,500 aggregate principal amount 1.625% Convertible Senior Notes due 2019 (the “2019 Notes”) and is inclusive of the conversion feature, which was originally allocated for reporting purposes at $122.5 million, and is included in the Consolidated Balance Sheets within additional paid-in capital. The fair value of long-term debt was estimated based on significant observable inputs, including recent trades and trading levels of the outstanding debt on December 31, 2014 and 2013 (Level 2).
Cash, cash equivalents and short-term investments:
Cash and cash equivalents
The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of investments in short-term money market funds and corporate commercial paper.
Available-for-sale securities
Investments with maturities of less than one year are classified as available-for-sale, short-term investments and are recorded at fair value based on market quotes using the specific identification method, with unrealized gains and losses recorded as a component of accumulated other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identifications basis. The Company considers these investments to be available-for-sale as they may be sold to fund other investment opportunities as they arise.
The major categories of the Company's cash equivalents and available-for-sale, short-term investments are as follows:
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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Cash, cash equivalents, and short-term investments consisted of the following:

	December 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$73,495	$62,394
Cash equivalents:
Commercial paper	19,996	150,978
Money market mutual funds	88,568	130,265
Total cash and cash equivalents	182,059	343,637
Short-term investments:
Commercial paper	148,383	—
Total short-term investments	148,383	—
Total cash, cash equivalents, and short-term investments	$330,442	$343,637
The Company had no short- or long-term investments at December 31, 2013. The Company's short-term investments at December 31, 2014 were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$148,447	$—	$64	$148,383
Total	$148,447	$—	$64	$148,383
The Company typically purchases its available-for-sale debt securities either at a premium or a discount. The premium or discount is amortized over the remaining term of each security using the effective interest method. Amortization is recorded as either a decrement to interest income for premiums or an increment to interest income for discounts. For the year ended December 31, 2014, net amortization of premiums and discounts was immaterial.
The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent. All of the Company's investments had contractual maturities of less than one year at December 31, 2014.
As of December 31, 2014, no investments classified as available-for-sale had been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of December 31, 2014 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.
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

	December 31,
	2014	2013
Trade and commercial customers	$118,439	$106,091
Less: Allowance for doubtful accounts	(694)	(820)
Total receivables	$117,745	$105,271

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Inventories:
Inventories are valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 55% and 56%, respectively, of the Company’s inventories as of December 31, 2014 and 2013. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. There were no LIFO decrements for the years ended December 31, 2014 or 2013.
Inventories consisted of the following:

	December 31,
	2014	2013
Raw materials and supplies	$172,214	$166,359
Work-in-process and finished goods	332,573	314,438
LIFO reserve	(30,481)	(50,709)
Total inventories	$474,306	$430,088
Costs in excess of billings:
As of December 31, 2014 and 2013, the Company had costs in excess of billings of $5,522 and $5,377, respectively. All $5,522 of costs in excess of billings are expected to be collected within the next twelve months. The Company had no claims included in inventory or progress payments netted against inventory at December 31, 2014 or 2013, respectively.
Billings in excess of costs:
As of December 31, 2014, the Company had billings in excess of costs of $9,962. All $9,962 of billings in excess of costs are expected to be recognized as revenue within the next twelve months. The Company had no billings in excess of costs at December 31, 2013.
Other current assets:
The Company had other current assets of $19,803 and $16,947 at December 31, 2014 and 2013, respectively. Other current assets are comprised mainly of prepaid income taxes and other prepaid expenses which do not individually exceed five percent of consolidated current assets, and are expected to be realized within twelve months of the balance sheet date. The increase in other current assets in 2014 is attributable to an increase in prepaid income taxes.
Property, plant, and equipment:
The cost of property, plant, and equipment includes all direct costs of acquisition and capital improvements. Applicable amounts of interest on borrowings outstanding during the construction or acquisition period for major capital projects are capitalized. During the years ended December 31, 2014 and 2013, no interest expense was capitalized related to major capital expansion projects.
Property, plant, and equipment is stated at cost and consisted of the following:

	December 31,
	2014	2013
Land	$18,778	$18,769
Buildings and improvements	117,646	117,225
Machinery and equipment	471,691	446,787
Computer hardware and software, furniture and fixtures, and other	70,378	65,622
Construction-in-progress	53,566	52,546
	732,059	700,949
Less: Accumulated depreciation	(362,772)	(328,609)
Total property, plant, and equipment, net	$369,287	$372,340

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets. Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $40,041, $39,439, and $37,364, respectively. Depreciation is generally recorded over the following useful lives:

Buildings and improvements	20-40 years
Machinery and equipment	7-15 years
Furniture and fixtures	5-10 years
Computer hardware and software	3-10 years
The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. The net gain or loss is recognized as a component of operating income.
Leased equipment under capital leases are amortized using the straight-line method over the term of the lease or the estimated useful life of the equipment depending on the terms of the lease contract.
Routine maintenance, repairs, and replacements are charged to operations. Expenditures that materially increase values, change capacities, or extend useful lives are capitalized.
Goodwill and intangible assets:
In the case of goodwill and intangible assets, if product demand or market conditions reduce management’s expectation of future cash flows from these assets, a write-down of the carrying value or acceleration of the amortization period may be required. Intangible assets were originally valued at fair value at the date of acquisition.
Goodwill. The Company performs its goodwill impairment testing at the reporting unit level. The Company’s four reporting units, which are one level below its operating segments, where appropriate, are as follows: 1) the Titanium reporting unit; 2) the Fabrication reporting unit; 3) the Medical Device Fabrication reporting unit; and 4) the Energy Fabrication reporting unit. As of December 31, 2014 and 2013, the Energy Fabrication reporting unit had no goodwill.
The carrying value of goodwill at the Company’s four reporting units as of the Company’s October 1, 2014 annual impairment test was as follows:

Goodwill
Titanium reporting unit	$24,016
Fabrication reporting unit	76,645
Medical Device Fabrication reporting unit	44,789
Energy Fabrication reporting unit	—
Total Goodwill	$145,450

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
The fair value of the Company’s four reporting units is calculated by averaging the fair values determined using an income approach (i.e., a discounted cash flow model) and a market approach. A discounted cash flow model is based on historical and projected financial information and provides a fair value estimate based upon each reporting unit’s long-term operating and cash flow performance. This approach also considers the impact of cyclical downturns that occur in the titanium and aerospace industries. The market valuation approach applies market multiples, such as EBITDA and revenue multiples, developed from a set of peer group companies to each reporting unit to determine its fair value. The Company considered the use of a cost approach but determined such an approach was not appropriate.

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
The discount rates used in the Company’s October 1, 2014 annual impairment test were as follows:

Titanium reporting unit	11.0%
Fabrication reporting unit	11.5%
Medical Device Fabrication reporting unit	12.0%
The Company performed a two-step impairment test for all reporting units with a goodwill balance as of the testing date. Step one of the goodwill impairment test indicated that the fair value of the Titanium and Fabrication reporting units each exceeded their respective carrying values by a significant margin, while the Medical Device Fabrication reporting unit’s fair value exceeded its carrying value by approximately 14% as of the testing date. As all reporting units' fair values exceeded their book values, step two was not required.

Excluding the Energy Fabrication reporting unit, whose goodwill was fully impaired in 2009, and the $13,959 impairment at the Medical Device Fabrication reporting unit in 2013, there have been no other impairments to date at the Company’s reporting units. Uncertainties or other factors that could result in a potential impairment in future periods may include any cancellation of or material modification to one of the major aerospace programs the Company currently supplies, including the Joint Strike Fighter program, the Boeing 787 program, or the Airbus family of aircraft, including the A350 XWB, A320neo, or A380 programs. In addition, the Company’s ability to maintain profitability of these programs may also impact the results of a future impairment test. Furthermore, additional pricing pressures and regulatory requirements or other impacts from the Patient Protection and Affordable Care Act could result in an additional goodwill impairment at the Medical Device Fabrication reporting unit.
The carrying amount of goodwill attributable to each segment at December 31, 2012, 2013, and 2014 was as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2012	$9,662	$120,590	$130,252
Additions	—	2,185	2,185
Impairments	—	(13,959)	(13,959)
Translation adjustment	—	(900)	(900)
December 31, 2013	9,662	107,916	117,578
Additions (Note 4)	14,211	14,712	28,923
Purchase price allocation adjustment	—	100	100
Translation adjustment	—	(1,083)	(1,083)
Balance at December 31, 2014	$23,873	$121,645	$145,518
At both December 31, 2014 and 2013, the EP&S Segment had accumulated goodwill impairment losses of $22,858, while the Titanium Segment has no accumulated impairment losses, other than those relating to discontinued operations, not included in the table above.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Intangible assets.    Intangible assets consist primarily of customer relationships, trade names, and developed technology acquired through various business combinations. These intangible assets were valued at fair value at acquisition. In the event that long-term demand or market conditions change and the expected future cash flows associated with these assets is reduced, a write-down or acceleration of the amortization period may be required. The Company has two indefinite-lived intangible assets, the Remmele trade name and the Directed Manufacturing trade name, which it does not amortize. The Company currently intends to utilize the Remmele and Directed Manufacturing trade names indefinitely. Other intangible assets are being amortized over the following periods:

Customer relationships	7-20 years
Developed technology	7-20 years
Backlog	0.5-2 years

Amortization expense was $4,835, $4,386, $3,760, for the years ended December 31, 2014, 2013, and 2012, respectively. Estimated annual amortization expense expected in each of the next five successive years is as follows:

Amortization
2015	$5,089
2016	$5,047
2017	$5,047
2018	$5,047
2019	$5,047
Thereafter	$24,640
The acquisition of RTI Directed Manufacturing in January 2014 was incorporated into the EP&S Segment. The acquisition of RTI Advanced Powder Materials in June 2014 was incorporated into the Titanium Segment. The carrying amounts of intangible assets attributable to each segment at December 31, 2014, 2013, and 2012, as well as a summary of intangible assets, by class, at December 31, 2014 and 2013, are presented below:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2012	$—	$56,495	$56,495
Intangible assets acquired	—	3,800	3,800
Amortization	—	(4,386)	(4,386)
Impairment	—	(1,400)	(1,400)
Translation adjustment	—	(755)	(755)
December 31, 2013	—	53,754	53,754
Intangible assets acquired (Note 4)	4,200	4,900	9,100
Amortization	(400)	(4,435)	(4,835)
Translation adjustment	—	(897)	(897)
December 31, 2014	$3,800	$53,322	$57,122

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

	December 31,
	2014	2013
Backlog	$1,300	$1,300
Accumulated amortization	(1,258)	(1,236)
Backlog, net	42	64
Customer relationships	51,063	45,013
Effects of currency translation	423	1,930
Accumulated amortization	(13,923)	(10,961)
Customer relationships, net	37,563	35,982
Developed technology	15,240	13,290
Accumulated amortization	(2,923)	(1,782)
Developed technology, net	12,317	11,508
Trade names	7,200	6,200
Total intangible assets, net	$57,122	$53,754

Management evaluates the recoverability of indefinite-lived intangible assets other than goodwill annually by using a discounted cash flow analysis based on historical and projected financial information, and assesses the recoverability of indefinite-lived intangible assets between annual tests if an event occurs or circumstances change that would indicate the carrying value of an indefinite-lived intangible asset may exceed its fair value. Several assumptions and estimates are involved in the application of the discounted cash flow model to forecast revenues, royalty rates, income tax rates, and discount rates. As of October 1, 2014, the Company’s only indefinite-lived intangible assets other than goodwill were the Remmele and Directed Manufacturing trade names. Two-step impairment analyses of the Remmele and Directed Manufacturing trade name intangible assets were performed. In each case, a fair value in excess of carrying value was determined in step one of the test, thus step two was not required. The fair values of the Remmele and Directed Manufacturing trade names were determined using a discounted cash flow model (Level 3) utilizing discount rates ranging from 12.5%-13.0%.
Other long-lived assets:
The Company evaluates the potential impairment of other long-lived assets including property, plant, and equipment and amortizable intangible assets when events or circumstances indicate that a change in value may have occurred. If the carrying value of the asset groupings exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value. No such impairments were recorded during 2014.
Other non-current assets:
The Company had other non-current assets of $15,317 and $23,247 at December 31, 2014 and 2013, respectively. Other non-current assets are comprised mainly of deferred financing costs and deferred engineering costs, and are not expected to be realized within twelve months of the balance sheet date. The decrease in other non-current assets in 2014 is primarily attributable to the change in funded status of the Company's pension plans and the amortization of deferred financing fees of $1,890.
Environmental:
The Company expenses environmental costs related to potential liabilities arising in the course of business and the remediation of those liabilities. The Company determines its liability for remediation on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.
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
Revenues under long-term construction-type contracts are recorded on a percentage-of-completion method measured on the cost-to-cost basis and the units-of-delivery basis. Prior to 2014, revenues and costs under contracts measured on the cost-to-cost method were recorded using the zero profit method under the Financial Accounting Standards Board's (the "FASB") Accounting Standards Codification ("ASC") 605-35 until the period when the Company believed it was able to estimate the total contract revenues and costs, at which point the cumulative contract gross profit earned to date was recorded. This generally occurred commensurate with the primary product under the contract being delivered. During 2014, the Company implemented a rigorous process for estimating total contract costs and revenues for all outstanding and future projects accounted for under ASC 605-35. As a result, for the majority of the Company’s contracts accounted for under ASC 605-35, the Company now recognizes costs, revenues, and related gross profit as it completes work on these projects, rather than using the zero profit method. For certain of its contracts, the full scope of work may be ill-defined at the time progress towards completion begins. For these contracts, the Company utilizes the zero profit method until such time as the full scope of the contract is defined and estimates of total costs and revenues can be determined.
Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. No such losses have been recorded at December 31, 2014, 2013, or 2012.
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
Shipping and handling fees and costs:
All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third-party shippers, are reported as a component of cost of sales. Shipping and handling expenses were immaterial for the years ended December 31, 2014, 2013, and 2012, respectively.
Research and development:
Research and development costs are expensed as incurred. These costs totaled $4,613, $3,931, and $4,164, for the years ended December 31, 2014, 2013, and 2012, respectively, and typically include employment costs, material costs, contractor fees, and other administrative costs.
Pensions:
The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participants’ years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. A portion of the employees in the Titanium Segment are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with applicable regulations, provide not only for benefits attributed to date, but also for those expected to be earned in the future. The Company’s policy is to fund pension costs at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, for U.S. plans plus additional amounts as may be approved from time to time.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss, net of tax, on the Company’s Consolidated Balance sheet at December 31, 2014 and 2013 were as follows:

	Foreign Currency Translation	Actuarial Losses on Benefit Plans	Investment Activity	Total
Accumulated other comprehensive loss at December 31, 2011	$10,793	$(49,635)	$(8)	$(38,850)
Other comprehensive loss before reclassifications, net of tax	1,915	(13,102)	-	(11,187)
Amounts reclassified from other comprehensive loss, net of tax	—	5,025	8	5,033
Balance at December 31, 2012	$12,708	$(57,712)	$—	$(45,004)
Other comprehensive loss before reclassifications, net of tax	(6,928)	4,264	21	(2,643)
Amounts reclassified from other comprehensive loss, net of tax	—	7,271	(21)	7,250
Balance at December 31, 2013	$5,780	$(46,177)	$—	$(40,397)
Other comprehensive loss before reclassifications, net of tax	(9,733)	(9,852)	(41)	(19,626)
Amounts reclassified from other comprehensive loss, net of tax	—	4,434	—	4,434
Accumulated other comprehensive loss at December 31, 2014	$(3,953)	$(51,595)	$(41)	$(55,589)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for December 31, 2014 are presented below. These amounts are reclassified to Cost of sales and Selling, general, and administrative expenses within the Consolidated Statement of Operations.

	December 31, 2014	December 31, 2013
Impact of Defined Benefit Pension Items
Actuarial losses and prior service costs	$7,122	$8,435
Special termination benefits	—	3,196
Tax expense	(2,688)	(4,360)
Total reclassifications	$4,434	$7,271
Refer to Note 8 of these Consolidated Financial Statements for further information about the Company’s benefit plans.
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

Cash flows resulting from the windfall tax benefits from tax deductions in excess of the compensation cost recognized (“excess tax benefits”) are classified as financing cash inflows. For the years ended December 31, 2014, 2013, and 2012, operating cash flows were decreased and financing cash flows were increased by $199, $552, and $196, respectively.
Total compensation expense recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $5,670, $6,026, and $4,797 for the years ended December 31, 2014, 2013, and 2012, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $1,361, $1,886, and $1,727 for the years ended December 31, 2014, 2013, and 2012, respectively. There was no stock-based compensation cost capitalized for the years ended December 31, 2014, 2013, and 2012.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

New Accounting Standards:
In January 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-01, "Income Statement - Extraordinary and Unusual Items." This ASU eliminates from U.S. GAAP the concept of extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the adoption of the ASU will have a material impact on the Company's Consolidated Financial Statements.
In November 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-17, "Pushdown Accounting." This ASU provides an acquired entity with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The amendment requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of the ASU will have a material impact on the Company's Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-12, "Compensation—Stock Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company does not expect that the adoption of the ASU will have a material impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted by the Company using either a full retrospective or modified retrospective approach. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Company's Consolidated Financial Statements.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company does not expect that the adoption of the ASU will have a material impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11, "Income Taxes—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU prescribes the Balance Sheet presentation for unrecognized tax benefits in the presence of a net operating loss carryforward, tax loss or tax credit carryforward. The amendments in the ASU do not require any new recurring disclosures, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance during 2014 did not have a material impact on the Company's Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during 2014 did not have a material impact on the Company's Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-04, "Liabilities—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance during 2014 did not have a material impact on the Company's Consolidated Financial Statements.
Note 4—ACQUISITIONS:
RTI Advanced Powder Materials. On June 3, 2014, the Company purchased all of the outstanding common stock of RTI Advanced Powder Materials for total consideration of approximately $19.0 million, including $15.6 million in cash, $1.6 million in contingent consideration, and the assumption of $1.8 million in liabilities. RTI Advanced Powder Materials is an industry innovator in titanium powder metallurgy and a supplier of near-net shape titanium and titanium alloy preforms and components to commercial aerospace, defense, biomedical and industrial customers. Subsequent to its acquisition, RTI Advanced Powder Materials was merged with and into RMI Titanium Company, which is part of the Titanium Segment. From the acquisition date through December 31, 2014, RTI Advanced Powder Materials generated revenues of $0.3 million and an operating loss of $0.6 million.
The purchase price allocation, which has been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$324
Inventories	174
Plant and equipment	101
Intangible assets:
Customer relationships	3,250
Developed technology	850
Backlog	100
Goodwill	14,211
Liabilities assumed:
Current liabilities	(271)
Deferred tax liabilities	(1,572)
Contingent consideration	(1,600)
Net assets acquired	$15,567
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
Pro forma financial information has not been prepared for the acquisition of RTI Advanced Powder Materials as the acquisition was not material to the Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

RTI Directed Manufacturing. On January 22, 2014, the Company purchased all of the outstanding common stock of RTI Directed Manufacturing for total consideration of approximately $22.8 million, including $22.5 million in cash, and the assumption of $0.3 million in liabilities. RTI Directed Manufacturing additively manufactures plastic and specialty metal components using 3-D printing technology for a variety of markets. The results of RTI Directed Manufacturing are reported in the EP&S Segment. From the acquisition date through December 31, 2014, RTI Directed Manufacturing generated revenues of $2.7 million and an operating loss of $1.6 million.
The purchase price allocation, which has been finalized, is as follows:

Assets purchased:
Current assets, excluding inventory	$717
Inventories	452
Plant and equipment	1,973
Intangible assets:
Customer relationships	2,800
Directed Manufacturing trade name	1,000
Developed technology	1,100
Goodwill	14,712
Liabilities assumed:
Current liabilities	(285)
Net assets acquired	$22,469
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
The Company has made a 338(h)(10) election under the Internal Revenue Code (the “I.R.C.”), which allowed the Company to step-up the tax basis of acquired assets to fair value as presented in the purchase price allocation. As a result of this election, a significant portion of the purchase price, including goodwill, is deductible for U.S. tax purposes under the provisions of I.R.C. Section 197.
Pro forma financial information has not been prepared for the acquisition of RTI Directed Manufacturing as the acquisition was not material to the Consolidated Financial Statements.
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
The customer relationship intangible asset is being amortized over a seven year life, while the backlog was amortized over six months. Goodwill is primarily attributable to the assembled workforce of RTI Extrusions Europe. Goodwill is not deductible for tax purposes.
Pro forma financial information has not been prepared for the acquisition of RTI Extrusions Europe as the acquisition was not material to the Consolidated Financial Statements.

Note 5—EARNINGS PER SHARE:
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
At December 31, 2014, the Company had $114,381 aggregate principal amount of the 2015 Notes and $402,500 aggregate principal amount the 2019 Notes outstanding. Shares underlying the 2019 Notes and the 2015 Notes and certain stock options were excluded from the calculation of EPS as their effects were antidilutive. Shares excluded from the calculation of EPS were as follows:

	Year ended December 31,
	2014	2013	2012
2015 Notes	3,185,213	3,185,213	6,404,902
2019 Notes	9,885,561	9,885,561	N/A
Anti-dilutive options (1)	367,925	238,255	421,700

(1)	Average option price of shares excluded from calculation of earnings per share were $40.34, $48.10, and $38.43 for the years ended December 31, 2014, 2013 and 2012, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted EPS for the years ended December 31, 2014, 2013 and 2013, were as follows:

	Years ended December 31,
	2014	2013	2012
Numerator — basic earnings per share:
Net income from continuing operations before allocation of earnings to participating securities	$31,701	$15,657	$13,453
Less: Earnings allocated to participating securities	(201)	(99)	(80)
Net income from continuing operations attributable to common shareholders, after earnings allocated to participating securities used in calculation of basic earnings per share	$31,500	$15,558	$13,373
Net income (loss) from discontinued operations before allocation of earnings to participating securities	$(608)	$(1,584)	$1,487
Less: Earnings allocated to participating securities	—	—	(9)
Net income (loss) from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$(608)	$(1,584)	$1,478
Denominator:
Basic weighted-average shares outstanding	30,493,862	30,303,328	30,127,275
Effect of dilutive securities	124,585	227,173	130,413
Diluted weighted-average shares outstanding	30,618,447	30,530,501	30,257,688
Earnings per share attributable to continuing operations:
Basic	$1.03	$0.51	$0.44
Diluted	$1.03	$0.51	$0.44
Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.02)	$(0.05)	$0.05
Diluted	$(0.02)	$(0.05)	$0.05
Note 6—INCOME TAXES:
The “Provision for income taxes” caption in the Consolidated Statements of Operations includes the following income tax expense:

	December 31, 2014			December 31, 2013			December 31, 2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$15,473	$(10,709)	$4,764	$12,875	$(3,728)	$9,147	$2,806	$9,402	$12,208
State	1,053	(118)	935	1,152	(6,630)	(5,478)	2,330	(2,258)	72
Foreign	4,645	(307)	4,338	5,376	(1,906)	3,470	3,916	(511)	3,405
Total	$21,171	$(11,134)	$10,037	$19,403	$(12,264)	$7,139	$9,052	$6,633	$15,685

The following table sets forth the components of income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2014	2013	2012
United States	$18,417	$12,530	$34,583
Foreign	23,321	10,266	(5,445)
Income before income taxes	$41,738	$22,796	$29,138

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

A reconciliation of the expected tax at the federal statutory tax rate to the actual provision follows:

	Years Ended December 31,
	2014	2013	2012
Statutory rate of 35% applied to income before income taxes	$14,608	$7,979	$10,198
Adjustments of tax reserves and prior years’ income taxes	1,030	51	1,322
Officers excess compensation/Acquisition costs	—	434	413
Effects of foreign operations	(3,371)	(3,042)	(1,399)
Change in valuation allowance	(2,066)	1,662	5,200
State income taxes, net of federal tax effects	554	(3,802)	147
Goodwill and other intangible asset impairment	—	3,953	—
Section 249 bond premium disallowance	—	925	—
Section 199 deduction	(1,186)	(1,173)	(335)
Other	468	152	139
Total provision	$10,037	$7,139	$15,685
Effective tax rate	24.0%	31.3%	53.8%
The effective tax rates in each year vary from the U.S. federal statutory rate of 35% principally due to the effects of foreign operations, changes in the valuation allowance on the Company’s Canadian net deferred tax asset, the benefit of the I.R.C. §199 domestic production activities deduction, adjustments to unrecognized tax benefits, and state taxes. The effects of foreign operations include the impact of lower foreign statutory tax rates, certain statutory allowances, foreign exchange rate movements, and modest amounts of US foreign tax credits. These factors and the mix and relative levels of domestic and foreign income or loss significantly influence each year’s overall effective tax rate. In 2014, the Company’s Canadian subsidiary was profitable, resulting in a reversal of a portion of the valuation allowance on the Canadian net deferred tax asset, while losses in 2013 and 2012 increased the valuation allowance. In 2013, the state income tax benefit related to a change in Pennsylvania state tax law to market based sourcing of revenue and the increase to the effective tax rate for goodwill impairment related to the impairment of goodwill at the Company’s Medical Device Fabrication reporting unit for which there was no corresponding tax basis.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Deferred tax assets and liabilities resulted from the following:

	December 31,
	2014	2013
Deferred tax assets:
Canadian tax loss carryforwards (expiring 2026 through 2033)	$34,346	$39,989
Postretirement benefit costs	19,301	17,400
Employment costs	12,283	11,745
State tax loss carryforwards (expiring 2025 through 2034)	7,123	8,073
Inventories	17,423	14,671
Start-up costs	2,339	2,988
Revenue recognition	1,114	4,544
Pension costs	6,426	288
Other	3,598	3,829
Total deferred tax assets	103,953	103,527
Valuation allowance	(32,569)	(37,172)
Deferred tax assets, net of valuation allowance	71,384	66,355
Deferred tax liabilities:
Property, plant and equipment	(57,186)	(58,856)
Convertible debt	(27,325)	(33,511)
Intangible assets	(14,899)	(15,063)
Other	(1,091)	(973)
Total deferred tax liabilities	(100,501)	(108,403)
Net deferred tax liabilities	$(29,117)	$(42,048)
A significant portion of the valuation allowance at December 31, 2014 and 2013 is attributable to the Company’s Canadian net deferred tax asset against which, due to the Company’s Canadian subsidiary’s cumulative losses over a number of years, the Company has recorded a full valuation allowance, net of its Canadian deferred tax liabilities. The Company has also recorded valuation allowances against certain state deferred tax assets pertaining to the related state tax loss carry-forwards that are not anticipated to generate a tax benefit.
The Company's Canadian subsidiary generated net taxable losses totaling $134.4 million from 2005 through 2014, resulting in a Canadian net deferred tax asset of $27.6 million as of December 31, 2014. The Company has recorded a full valuation allowance against its Canadian net deferred tax asset as of December 31, 2010, and for each subsequent period thereafter. The realization of the Canadian deferred tax assets is dependent upon the ability to generate future taxable income at the Company's Canadian subsidiary. Despite the utilization of some the Canadian subsidiary’s net operating loss carryforwards in 2014, there has not been an established pattern of net income earned in recent years. In addition, the lack of certainty of future earnings sufficient to utilize the remaining loss carryforwards causes the negative evidence of prior year losses to outweigh the potential for future earnings, resulting in a need to maintain the current valuation allowance against the net operating loss carryforwards. The Company will continue to review whether a valuation allowance against the Canadian net deferred tax asset is required. If it is determined that the realization of some or all of the Canadian net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Unrecognized Tax Benefits
	2014	2013	2012
Gross balance at January 1	$8,427	$9,161	$6,157
Prior period tax positions:
Increases	1,425	861	1,556
Decreases	(358)	(2,109)	(30)
Current period tax positions	2,825	1,608	1,478
Lapse of Statute	(1,789)	—	—
Settlements with tax authorities	—	(1,094)	—
Gross balance at December 31	$10,530	$8,427	$9,161
Amount that would affect the effective tax rate if recognized	$7,489	$6,168	$5,946
The Company’s unrecognized tax benefits principally relate to the sale of products and provision of services by the Company’s U.S. subsidiaries to its foreign subsidiaries. The decrease in prior period tax positions in 2013 resulted from an audit settlement. The settlements with tax authorities in 2013 represents tax payments to tax authorities as a result of an audit settlement. It is reasonably possible that the total amount of unrecognized tax benefits could be decreased within the next twelve months by approximately $3.4 million.
The Company classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statement of Operations for fiscal years 2014, 2013, and 2012, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2014 and 2013 were not material.
The Company’s U.S. Federal income tax returns for tax years 2011, 2012 and 2013 remain open to examination. The Company’s U.S. federal income tax return for 2012 is currently under examination. The field examination of the Company’s Canadian tax returns for tax years 2006 and 2007 by the Canadian Revenue Authority (“CRA”) was completed in 2013. The Company filed an administrative appeal of the agent’s proposed adjustments which was recently decided favorably by CRA resulting in an acceptance of the returns as filed. The examination of the tax year 2008 by CRA is continuing. Tax years after 2008 are open to examination by CRA.
Undistributed earnings of certain foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to $4.1 million at December 31, 2014. The Company has determined that the deferred tax liability associated with these undistributed earnings, net of embedded foreign tax credits, is not material.
Note 7—OTHER INCOME (EXPENSE), NET:
Other income (expense), net, for the years ended December 31, 2014, 2013, and 2012 was $2,156, $938, and $(501), respectively. Other income (expense), net, consists primarily of foreign exchange gains and losses from the Company’s international operations.
Note 8—EMPLOYEE BENEFIT PLANS:
The Company provides defined benefit pension plans for certain of its salaried and represented workforce. Benefits for its salaried participants are generally based on participants’ years of service and compensation. Benefits for represented pension participants are generally determined based on an amount for years of service. Other employees participate in 401(k) plans whereby the Company may provide a match of employee contributions. The policy of the Company with respect to its defined benefit plans is to contribute at least the minimum amounts required by applicable laws and regulations. For the years ended December 31, 2014, 2013, and 2012, expenses related to 401(k) plans were approximately $4,960, $4,199, and $3,390, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

As of the signing of the Labor Agreement with USW at the Niles, Ohio plant on December 1, 2004, all new hourly, clerical and technical employees covered by the Labor Agreement are covered by a defined contribution pension plan rather than a defined benefit plan. Effective January 1, 2006, all new salaried non-represented employees in the Titanium Segment are covered by a defined contribution pension plan rather than a defined benefit plan. As a result of these changes, no future hires will be covered by defined benefit pension plans. During 2013, the Company offered a voluntary early retirement program to certain qualifying employees. As a result, the Company recorded expense of $3,196 in net periodic benefit cost during 2013.

The Company uses a December 31 measurement date for all benefit plans. The following table provides reconciliations of the changes in the Company’s pension and other post-employment benefit plan obligations, the values of plan assets, amounts recognized in Company’s financial statements, and principal weighted-average assumptions used:

	Pension Benefit Plans		Post-Retirement Benefit Plan
	2014	2013	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$171,003	$167,482	$46,413	$47,934
Service cost	2,107	2,469	957	747
Interest cost	7,862	6,789	2,134	1,920
Actuarial loss (gain)	15,148	4,404	3,918	(2,466)
Special termination benefits	—	2,052	—	162
Settlements	(1,331)	(2,486)	—	—
Benefits paid	(10,049)	(9,707)	(3,185)	(2,981)
Plan participants’ contributions	—	—	944	933
Medicare retiree drug subsidy received	—	—	77	164
Projected benefit obligation at end of year	$184,740	$171,003	$51,258	$46,413
Change in plan assets:
Fair value of plan assets at beginning of year	$162,741	$146,722	$—	$—
Actual return on plan assets	13,756	21,406	—	—
Employer contributions	2,431	6,806	2,164	1,884
Medicare retiree drug subsidy received	—	—	77	164
Settlements	(1,331)	(2,486)	—	—
Plan participants’ contributions	—	—	944	933
Benefits paid	(10,049)	(9,707)	(3,185)	(2,981)
Fair value of plan assets at end of year	$167,548	$162,741	$—	$—
Funded status	$(17,192)	$(8,262)	$(51,258)	$(46,413)
Amounts recognized in the Consolidated Balance Sheets consisted of:

Noncurrent assets	$—	$6,983	$—	$—
Current liabilities	(95)	(1,458)	(2,963)	(2,966)
Noncurrent liabilities	(17,097)	(13,787)	(48,295)	(43,447)
Net amount recognized	$(17,192)	$(8,262)	$(51,258)	$(46,413)
Accumulated benefit obligation	$179,411	$166,357	N/A	N/A

Amounts recognized in accumulated other comprehensive loss consisted of:

	December 31,		December 31,
	2014	2013	2014	2013
Net actuarial loss	$69,979	$63,496	$9,594	$5,771
Prior service cost	5,323	6,237	—	689
Total, before tax effect	$75,302	$69,733	$9,594	$6,460

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Activity related to amounts recognized in accumulated other comprehensive loss is as follows:

	December 31,	2013		December 31,	2014		December 31,
	2012	Amortization	Activity	2013	Amortization	Activity	2014
Pension Benefit Plans
Actuarial losses	$77,032	$(5,982)	$(7,554)	$63,496	$(5,424)	$11,907	$69,979
Prior service cost	7,227	(990)	—	6,237	(914)	—	5,323
Postretirement Medical Plan
Actuarial losses	8,486	(248)	(2,467)	5,771	(95)	3,918	9,594
Prior service cost	1,904	(1,215)	—	689	(689)	—	—

The assumptions used to determine obligations for defined benefit pension and post-retirement medical plans are as follows:

	Pension Benefit Plans		Post-Retirement Benefit Plan
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate — qualified plan	4.01%	4.78%	N/A	N/A
Discount rate — non-qualified plan	3.06%	3.71%	N/A	N/A
Discount rate — post-retirement medical plan	N/A	N/A	3.97%	4.75%
Rate of increase to compensation levels — qualified plans	3.80%	3.80%	N/A	N/A
Rate of increase to compensation levels — non-qualified plans	2.90%	2.90%	N/A	N/A
Measurement date	12/31	12/31	12/31	12/31
Health cost trend rate assumed for next year	N/A	N/A	6.68%	6.73%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that rate reaches ultimate trend rate	N/A	N/A	2026	2026
Weighted-average assumptions used to determine net periodic benefit obligation cost for the years ended December 31:
Discount rate	4.78%	4.10%	N/A	N/A
Discount rate — non-qualified plan	3.71%	4.10%	N/A	N/A
Discount rate — post-retirement medical plan	N/A	N/A	4.75%	4.10%
Expected long-term return on plan assets	7.50%	7.50%	N/A	N/A
Rate of increase to compensation levels — qualified plans	3.80%	3.80%	N/A	N/A
Rate of increase to compensation levels — non-qualified plans	2.90%	2.90%	N/A	N/A

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

A change of one quarter of a percentage point in the expected rate of return on plan assets would have the following effect on the defined benefit plan:

	-0.25%	+0.25%
Effect on subsequent years periodic pension expense (in millions)	$0.4	$(0.4)
The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The discount rate was determined by taking into consideration an above-mean yield curve model in order to select a discount rate that best matches the expected payment streams of the future payments. The model is developed using bonds with a Moody’s or Standard & Poor’s rating of “Aa” or better based on those bonds available as of the measurement date. The appropriate discount rate is then selected based on the resulting yield from this portfolio.
A change of one-quarter of a percentage point in the discount rates used at December 31, 2014 would have the following effect on the defined benefit plans:

	-0.25%	+0.25%
Effect on total projected benefit obligation ("PBO") (in millions)	$5.6	$(5.3)
Effect on subsequent years periodic pension expense (in millions)	$0.3	$(0.3)
A change of one-quarter of a percentage point in the discount rate used at December 31, 2014 would have the following effect on the postretirement medical plan:

	-0.25%	+0.25%
Effect on accumulated postretirement benefit obligation (in millions)	$1.6	$(1.5)
Effect on total net periodic benefit cost (in millions)	$0.1	$(0.1)
A change of one percentage point in the health cost trend rate of 6.68% used at December 31, 2014 would have the following effect on the postretirement medical plan:

	-1.00%	+1.00%
Effect on total service cost and interest cost components (in millions)	$(0.2)	$0.2
Effect on accumulated postretirement benefit obligation (in millions)	$(2.2)	$2.5

The components of net periodic pension and post-retirement benefit cost were as follows:

	Pension Benefit Plans			Post-Retirement Benefit Plan
	2014	2013	2012	2014	2013	2012
Service cost	$2,107	$2,469	$2,450	$957	$747	$671
Interest cost	7,862	6,789	7,093	2,134	1,920	2,102
Expected return on plan assets	(11,305)	(10,429)	(9,707)	—	—	—
Prior service cost amortization	914	990	980	689	1,214	1,214
Amortization of actuarial loss	5,424	5,982	5,361	95	248	157
Settlement charges	789	981	373	—	—	—
Special termination benefit	—	2,052	—	—	162	—
Net periodic benefit cost	$5,791	$8,834	$6,550	$3,875	$4,291	$4,144
The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

	Pension Benefit Plans 2015	Postretirement Medical Plan 2015
Amortization of actuarial loss	$4,893	$381
Amortization of prior service cost	913	—
Total recognized from accumulated other comprehensive loss	$5,806	$381

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of the Company’s defined benefit pension plans’ assets as of December 31, 2014 and 2013 were as follows:

	2014	2013
Investment category:
U.S. government securities	$22,193	$24,996
Corporate bonds	45,073	40,633
Equities	91,816	88,894
Short-term investment funds	1,763	1,550
Real estate funds	4,730	3,835
Timberlands	1,973	1,875
Other	—	958
Total	$167,548	$162,741
The Company’s target asset allocation as of December 31, 2014 by asset category is as follows:

2014
Investment category:
Equity securities	55%
Debt and other short-term investments	43%
Cash	2%
Total	100%

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
As of December 31, 2014:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment category:
U.S. government securities	$—	$22,193	$—	$22,193
Corporate bonds	—	45,073	—	45,073
Equities	2,551	84,475	4,790	91,816
Short-term investment funds	1,763	—	—	1,763
Real estate funds	—	—	4,730	4,730
Timberlands	—	—	1,973	1,973
Total assets	$4,314	$151,741	$11,493	$167,548

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

As of December 31, 2013:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment category:
U.S. government securities	$—	$24,996	$—	$24,996
Corporate bonds	—	40,633	—	40,633
Equities	2,529	82,365	4,000	88,894
Short-term investment funds	1,072	478	—	1,550
Real estate funds	—	—	3,835	3,835
Timberlands	—	—	1,875	1,875
Other	$1,016	$(58)	$—	$958
Total assets	$4,617	$148,414	$9,710	$162,741

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

The following table provides further details of the Level 3 fair value measurements using significant unobservable inputs:

	Private Equity Funds	Real Estate Funds	Timberlands	Total
December 31, 2012	$4,038	$3,468	$1,691	$9,197
Realized gains/losses	788	216	—	1,004
Unrealized gain/losses relating to investments still held at December 31, 2013	23	322	184	529
Purchases	857	725	—	1,582
Sales	(1,706)	(896)	—	(2,602)
December 31, 2013	$4,000	$3,835	$1,875	$9,710
Realized gains/losses	400	285	—	685
Unrealized gain/losses relating to investments still held at December 31, 2014	259	166	98	523
Purchases	946	1,353	—	2,299
Sales	(815)	(909)	—	(1,724)
December 31, 2014	$4,790	$4,730	$1,973	$11,493

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
The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit Plans	Post-Retirement Benefit Plan (including Plan D subsidy)	Post-Retirement Benefit Plan (not including Plan D subsidy)
2015	$10,518	$2,963	$3,078
2016	10,829	3,050	3,176
2017	10,909	2,824	2,962
2018	11,371	2,972	3,122
2019	11,495	3,149	3,311
2020 to 2024	61,382	19,095	20,122
The Company contributed $1,100 and $4,320 to its qualified defined benefit pension plans in 2014 and 2013, respectively. No additional contributions are expected to be required for the Company to maintain its desired funding status in 2015.
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
Approximately 49,000 shares have been purchased under the ESPP since its inception. As of December 31, 2014, more than 1.9 million shares of the Company’s Common Stock remained available for future purchase under the ESPP.

Note 9—LEASES:
The Company and its subsidiaries have entered into various operating and capital leases for the use of certain manufacturing equipment, office and manufacturing facilities, office equipment, and vehicles. The operating leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $6,552, $6,596, and $5,587 in the years ended December 31, 2014, 2013, and 2012, respectively. Capital lease obligations are generally entered into for the use of machinery and equipment. Obligations under capital leases totaled $15,867 at December 31, 2014. Of this amount, $2,853 was recorded as a component of other current liabilities and $13,014, was recorded as a component of long term debt on the Company’s Consolidated Balance Sheet. Expense related to capital lease amortization assets is included within depreciation expense.
The Company's EP&S Segment entered into five capital leases during 2014 for machinery and equipment. Principal and interest payments under the leases, which expire at various times through April 2021, total $9,772.
The Company’s future minimum commitments under operating and capital leases for years after 2014 are as follows:

	Operating Leases	Capital Leases
2015	$7,105	$3,496
2016	6,522	3,090
2017	4,733	2,884
2018	4,172	2,313
2019	3,000	2,524
Thereafter	1,497	3,781
Total lease payments	$27,029	$18,088
Note 10—UNEARNED REVENUE:
The Company reported liabilities of $13,099 and $26,095 for unearned revenue balances as of December 31, 2014 and 2013, respectively. These balances represented payments received in advance, primarily from energy market customers on long-term orders to fund working capital requirements. Amounts expected to be realized within one year, which represent the majority of the balance, are recorded as current liabilities. The remaining amount is recorded as a non-current liability. Unearned revenue balances are presented in the following table:

	December 31,
	2014	2013
Current unearned revenue	$7,623	$15,625
Non-current unearned revenue	5,476	10,470
Total unearned revenue	$13,099	$26,095
Note 11—TRANSACTIONS WITH RELATED PARTIES:
The Company did not enter into any significant related-party transactions during the years ended December 31, 2014, 2013, and 2012.

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

	Years Ended December 31,
	2014	2013	2012
Net sales:
Titanium Segment	$360,614	$346,627	$352,847
Intersegment sales	90,175	92,502	82,265
Total Titanium Segment sales	450,789	439,129	435,112
Engineered Products and Services Segment	432,965	436,646	347,140
Intersegment sales	90,050	67,791	80,394
Total Engineered Products and Services Segment sales	523,015	504,437	427,534
Eliminations	(180,225)	(160,293)	(162,659)
Total consolidated net sales	$793,579	$783,273	$699,987
Operating income:
Titanium Segment before corporate allocations	$70,302	$78,637	$58,542
Corporate allocations	(17,320)	(19,626)	(19,477)
Total Titanium Segment operating income	52,982	59,011	39,065
Engineered Products and Services Segment before corporate allocations	40,987	24,981	23,437
Corporate allocations	(23,642)	(21,977)	(15,085)
Total Engineered Products and Services Segment operating income	17,345	3,004	8,352
Total consolidated operating income	70,327	62,015	47,417
Other income (expense), net	2,156	938	(501)
Interest expense, net	(30,745)	(40,157)	(17,778)
Total consolidated income before income taxes	$41,738	$22,796	$29,138

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

	Years Ended December 31,
	2014	2013	2012
Revenue by market information:
Titanium Segment
Commercial aerospace	$251,572	$216,599	$217,607
Defense	70,904	98,976	104,313
Energy, medical, and other	38,138	31,052	30,927
Total Titanium Segment net sales	360,614	346,627	352,847
Engineered Products and Services Segment
Commercial aerospace	$244,964	$215,087	$168,760
Defense	64,455	71,471	53,435
Energy, medical, and other	123,546	150,088	124,945
Total Engineered Product and Services Segment net sales	432,965	436,646	347,140
Total consolidated net sales	$793,579	$783,273	$699,987
Geographic location of trade sales:
United States	$563,937	$548,609	$450,518
France	63,656	69,658	72,810
England	47,643	56,658	52,931
Germany	34,128	30,955	40,011
Italy	20,062	14,344	11,575
Canada	13,179	11,492	12,456
Japan	13,098	10,660	9,389
Austria	10,591	10,035	7,162
Spain	4,757	12,713	16,285
Malaysia	—	—	10,624
Other countries	22,528	18,149	16,226
Total trade sales	$793,579	$783,273	$699,987
Capital expenditures:
Titanium Segment	$10,890	$15,976	$44,741
Engineered Products and Services Segment	19,617	16,398	16,797
Total capital expenditures	$30,507	$32,374	$61,538
Depreciation and amortization:
Titanium Segment	$20,253	$19,973	$18,421
Engineered Products and Services Segment	24,624	23,852	22,703
Total depreciation and amortization	$44,877	$43,825	$41,124

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

The following geographic area information includes property, plant, and equipment based on physical location.

	December 31,
	2014	2013	2012
United States	$631,194	$606,369	$590,621
England	25,800	23,036	16,017
France	2,066	1,928	1,312
Canada	72,999	69,616	64,924
Less: Accumulated depreciation	(362,772)	(328,609)	(297,055)
Property, plant, and equipment, net	$369,287	$372,340	$375,819
Total assets:
Titanium Segment	$685,306	$604,123	$566,359
Engineered Products and Services Segment	614,309	585,867	544,928
General corporate assets	266,079	310,281	83,637
Assets of discontinued operations	—	5,274	25,168
Total consolidated assets	$1,565,694	$1,505,545	$1,220,092
In the years ended December 31, 2014, 2013, and 2012, export sales were $229,642, $234,664, and $249,472, respectively, principally to customers in Western Europe. Geographic location of trade sales are determined based on the location of customers.
Substantially all of the Company’s sales and operating revenues are generated from its North American and European operations. A significant portion of the Company’s sales are made to customers in the aerospace industry. For the years ended December 31, 2014, 2013, and 2012, Boeing, through multiple contracts with various Company subsidiaries covering varying periods, accounted for approximately 25.2%, 21.2%, and 12.0%, respectively, of the Company’s consolidated net sales. Additionally, for each year presented, Airbus and its subcontractors together aggregate to amounts in excess of 10% of the Company’s consolidated net sales and are the ultimate consumers of a significant portion of the Company’s commercial aerospace products.
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
Environmental Matters
The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. During the years ended 2014, 2013, and 2012 the Company paid approximately $47, $14, and $72, respectively, for environmental remediation, compliance, and related services. While the costs of compliance for these matters have not had a material adverse impact on the Company in the past, it is impossible to accurately predict the ultimate effect these changing laws and regulations may have on the Company in the future. The Company continues to evaluate its obligation for environmental-related costs on a quarterly basis and make adjustments as necessary.
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

Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $536 to $2,056 in the aggregate. At December 31, 2014 and 2013, the amounts accrued for future environmental-related costs were $1,216 and $1,263, respectively. Of the total amount accrued at December 31, 2014, $85 is expected to be paid out within one year and is included as a component of other accrued liabilities on the Company’s Consolidated Balance Sheet. The remaining $1,131 is recorded as a component of other noncurrent liabilities in the Company’s Consolidated Balance Sheet.
The following table summarizes the changes in the Company’s environmental liabilities for the year ended December 31, 2014:

Environmental Liabilities
Balance at December 31, 2013	$1,263
Environmental-related expense	—
Cash paid	(47)
Balance at December 31, 2014	$1,216
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

Note 14—LONG-TERM DEBT:
Long-term debt consisted of:

	Effective	December 31,
	Interest Rate	2014	2013
$402.5 million in aggregate principal 1.625% Convertible Senior Notes due 2019	5.875%	$331,998	$319,569
$114.4 million aggregate principal 3.000% Convertible Senior Notes due 2015	8.675%	108,792	103,065
Capital leases	Various	15,867	9,580
Total debt		456,657	432,214
Less: Current portion of long-term debt		(108,792)	—
Less: Current portion of capital leases		(2,853)	(1,914)
Total long-term debt		$345,012	$430,300
Interest on the 2019 Notes is payable in arrears on April 15 and October 15 of each year, at a rate of 1.625% per annum. The 2019 Notes are the Company’s senior unsecured obligations. The 2019 Notes are jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by several 100% owned subsidiaries (the “Guarantor Subsidiaries”) of RTI International Metals, Inc. (the “Parent”). Each Guarantor Subsidiary would be automatically released from its guarantee of the 2019 Notes if either (i) it ceased to be a guarantor under the Parent’s $150 million revolving credit facility under its Second Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on May 23, 2017 or (ii) it ceased to be a direct or indirect subsidiary of the Parent. Refer to Note 16 of these Consolidated Financial Statements for additional information about the Guarantor Subsidiaries.
The 2019 Notes are convertible at the option of the holder prior to the close of business on the business day immediately preceding April 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of $40.72 per share on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which, for each trading day of such measurement period, the trading price per $1,000 principal amount of notes on such trading day was less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Irrespective of the conditions above, the 2019 Notes will be convertible at the applicable conversion rate at any time on or after April 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the 2019 Notes equals 24.5604 shares of common stock per $1,000 principal amount of 2019 Notes (equivalent to a conversion price of approximately $40.72 per share of Common Stock). Upon conversion, holders of the 2019 Notes will receive, at the Company’s election, cash, shares of the Company’s Common Stock, or a combination of both.
The FASB's authoritative guidance requires convertible notes that may be settled in cash to be bifurcated into a liability component and an equity component. The fair value of the liability component is determined by calculating the present value of the cash flows of the convertible note using the interest rate of a bond of similar size and rating without a conversion feature (i.e., straight-debt). The fair value of the equity component is the difference between the proceeds from the issuance and the fair value of the liability.
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
The Company determined similar straight-debt had an interest rate of 3.535% at the time the 2015 Notes were repurchased. Using this rate, the fair value of the liability component of the repurchased 2015 Notes was calculated to be $112.6 million while the equity component of the repurchased 2015 Notes was calculated to be $19.5 million. The book value of the liability component of the repurchased 2015 Notes was $100.4 million as of the repurchase date. The $12.2 million excess of consideration paid for the liability component of the repurchased 2015 Notes over their book value represents a debt extinguishment charge and was recorded as a component of interest expense in the Consolidated Statement of Operations. Unamortized debt issuance costs totaling $1.5 million related to the repurchased 2015 Notes were also expensed as a component of interest expense in conjunction with the repurchase.
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
 Interest on the remaining $114.4 million aggregate principal 2015 Notes is payable semiannually in arrears on June 1 and December 1 of each year, at a rate of 3.00% per year. The Notes are senior unsecured obligations of the Company. The Notes are jointly and severally, fully and unconditionally (subject to the same customary exceptions as the 2019 Notes, discussed above) guaranteed by the Guarantor Subsidiaries, which are the same subsidiaries that guarantee the Company’s obligations under the 2019 Notes and the current credit facility.
The 2015 Notes are convertible at the option of the holder prior to the close of business on the business day immediately preceding June 1, 2015 only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2010 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of $35.91 per share on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which, for each trading day of such measurement period, the trading price per $1,000 principal amount of notes on such trading day was less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions.
Irrespective of the conditions above, the 2015 Notes will be convertible at the applicable conversion rate at any time on or after June 1, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date. The current conversion rate for the Notes equals 27.8474 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $35.91 per share of Common Stock). Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s Common Stock, or a combination of both.
During the years ended December 31, 2014, 2013, and 2012, the Company recorded long-term debt discount amortization of $18,132, $14,956, and $9,683 as a component of interest expense. Interest expense from the amortization of debt issuance costs associated with the Notes was $1,890, $1,484, and $1,120 for the years ended December 31, 2014, 2013, and 2012, respectively.
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
The Company’s leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 2.25 to 1 at December 31, 2014. If this ratio were to exceed 3.50 to 1, the Company would be in default under the Credit Agreement.
The Company’s coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 11.66 to 1 at December 31, 2014. If this ratio were to fall below 2.0 to 1, the Company would be in default under the Credit Agreement.
Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of December 31, 2014, the Company was in compliance with all financial covenants under the Credit Agreement.
The Company had no borrowings outstanding under the Credit Agreement at December 31, 2014 or December 31, 2013.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Note 15—STOCK-BASED COMPENSATION:
Shares awarded under stock-based compensation plans in 2014 were awarded under the 2004 Stock Plan (the “2004 Plan”) until the Annual Meeting in April 2014, when the 2014 Stock and Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders. The majority of shares awarded under stock-based compensation plans in 2014 were issued under the 2004 Plan, under which no new grants were permissible after the ten-year anniversary of the effective date of the 2004 Plan. The 2004 Plan, which was approved by a vote of the Company’s shareholders at the 2004 Annual Meeting of Shareholders, was the successor to the 1995 Stock Plan (the “1995 Plan”) and the 2002 Non-Employee Director Stock Option Plan (the “2002 Plan”).
The 2014 Plan limits the number of shares available for issuance to 3,500,000, plus any shares covered by stock options already outstanding under the 2004 Plan that expire or are terminated without being exercised and any shares delivered in connection with the exercise of any outstanding awards under the 2004 Plan, and limits the amount of shares for issuance upon the exercise of incentive stock options to 2,000,000. While the 2014 Plan allows for the issuance of shares from treasury, the Company currently issues authorized, unissued shares for awards under the 2014 Plan. The 2014 Plan will remain effective until terminated by the Company or until all awards issued under the 2014 Plan have been exercised, vested, satisfied, forfeited or expired, as applicable. The 2014 plan requires that the exercise price of stock options, stock appreciation rights, and other similar instruments awarded be not less than the fair market value of the Company’s stock on the date of the grant award.
Restricted stock awards under the 2014 Plan vest with graded vesting over a period of at least three years, with the exception of up to an aggregate 5% of the total shares authorized to be issued under the plan, for which the minimum vesting period shall not apply. As determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"), awards under the 2004 Plan vest with graded vesting over a period of one to five years. Restricted stock awarded under the 2014 Plan and the predecessor plans entitle the holder to all the rights of Common Stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the forfeiture period. Restricted stock units issued under the 2014 Plan do not receive dividends or voting rights. The stock option awards issued under the 2014 Plan vest with graded vesting over a period of no less than three years, while awards under the 2004 Plan vest, as determined by the Compensation Committee, with graded vesting over a period of one to three years. Certain stock option and restricted stock awards under the 2004 Plan provide for accelerated vesting if there is a change in control.
Stock Options
The fair value of stock options granted over the past three years was estimated at the date of grant using the Black-Scholes option-pricing model based upon the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.51%	0.87%	0.75%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	5.0	5.0	5.0
Expected volatility	55.00%	65.00%	66.00%
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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

A summary of the status of the Company’s stock options as of December 31, 2014 and the activity during the year then ended is presented below:

Stock Options	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	526,736	$34.56
Granted	103,472	30.59
Forfeited	(26,100)	29.47
Expired	(34,997)	45.04
Exercised	(40,431)	20.07
Outstanding at December 31, 2014	528,680	$34.45	5.69	$414
Exercisable at December 31, 2014	365,666	$36.73	4.42	$399

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012 was $14.73, $15.80, and $13.49 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013, and 2012 was $298, $1,892, and $525, respectively. As of December 31, 2014, total unrecognized compensation cost related to nonvested stock option awards granted was $742. That cost is expected to be recognized over a weighted-average period of approximately eight months.
Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2014, 2013, and 2012 was $811, $2,290, and $494, respectively. Cash used to settle equity instruments granted under all share-based arrangements for the years ended December 31, 2014, 2013, and 2012 was $851, $399, and $742, respectively. The actual tax benefit realized for the tax deductions resulting from stock option exercises and vesting of restricted stock awards for share-based payment arrangements totaled $(192), $(4), and $27 for the years ended December 31, 2014, 2013, and 2012, respectively.
Restricted Stock
The fair value of the nonvested restricted stock awards was calculated using the market value of Common Stock on the date of issuance. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2014, 2013, and 2012 was $29.28, $29.00, and $24.63 per share, respectively.
A summary of the status of the Company’s non-vested restricted stock as of December 31, 2014, and the activity during the year then ended, is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2013	213,475	$26.88
Granted	100,417	29.28
Vested	(92,459)	25.91
Forfeited	(22,364)	28.67
Nonvested at December 31, 2014	199,069	$28.35
As of December 31, 2014, total unrecognized compensation cost related to nonvested restricted stock awards granted was $2,141. That cost is expected to be recognized over a weighted-average period of twelve months. The total fair value of restricted stock awards vested during the years ended December 31, 2014, 2013, and 2012 was $2,808, $2,199, and $1,507, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards
The Company also maintains performance share awards for executive officers and certain key managers. The purpose of the performance share awards is to more closely align the compensation of the Company’s executives and key managers with the interests of the Company’s shareholders. Performance share awards issued in 2014 have both market and performance vesting conditions. The payout of fifty percent of the awards is based upon the Company’s total shareholder return compared to the total shareholder return of a relative peer group over a three-year period, while the payout of the remaining fifty percent of the awards is based upon the Company’s annual diluted earnings per share growth over a three-year period. Performance share awards issued prior to 2014 will earn shares of the Company’s Common Stock in amounts ranging from 0% to 200% of the target number of shares based upon the total shareholder return of the Company compared to the total shareholder return of a designated peer group over a pre-determined performance period.

A summary of the Company’s performance share activity during the year ended December 31, 2014 is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2013	154,333	308,666
Granted	70,875	141,750
Vested	(42,442)	(84,884)
Forfeited	(25,683)	(51,366)
Outstanding at December 31, 2014	157,083	314,166
The performance share awards issued in 2014 have both market and performance vesting conditions. The fair value of the market condition was determined using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying market conditions and the resulting fair value of the award. The four primary inputs for the Monte Carlo model are the risk-free rate, expected dividend yield, volatility of returns, and correlation of returns within the designated peer group. The risk-free rate for periods over the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used. Expected volatility and correlation of returns are based on historical performance of the Company’s stock.
The fair value of the performance condition was determined using the market value of the Company’s Common Stock on the date of issuance. Expense on these awards is recognized over the performance period and is determined based on the probability that the performance targets will be achieved. The weighted-average grant-date fair value of these shares awarded during the year-ended December 31, 2014 was $34.96.
The weighted-average grant-date fair value of performance shares awarded during the years ended December 31, 2013 and 2012 was $41.02 and $35.59, respectively.
Note 16—GUARANTOR SUBSIDIARIES:
Each of the 2015 Notes and 2019 Notes (collectively, the "Notes”) is jointly and severally, fully and unconditionally (subject to the customary exceptions discussed below) guaranteed by the Guarantor Subsidiaries. Each Guarantor Subsidiary would be automatically released from its guarantee of the Notes if either (i) it ceases to be a guarantor of the Parent’s Credit Agreement or (ii) it ceases to be a subsidiary of the Parent. Separate financial statements of the Parent and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional (subject to the aforementioned customary exceptions) and the Guarantor Subsidiaries are jointly and severally liable. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not be material to investors in the Notes.
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
The following tables present Condensed Consolidating Financial Statements as of December 31, 2014 and 2013 and for the three years ended December 31, 2014.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$507,935	$491,635	$(205,991)	$793,579
Costs and expenses:
Cost of sales	—	423,189	409,953	(205,991)	627,151
Selling, general, and administrative expenses(1)	158	43,479	47,851	—	91,488
Research, technical, and product development expenses	—	4,526	87	—	4,613
Operating income (loss)	(158)	36,741	33,744	—	70,327
Other income (expense), net	(6)	416	1,746	—	2,156
Interest expense, net	(25,519)	(2,288)	(2,938)	—	(30,745)
Equity in earnings of subsidiaries	48,698	1,568	4,894	(55,160)	—
Income before income taxes	23,015	36,437	37,446	(55,160)	41,738
Provision for (benefit from) income taxes	(8,686)	11,966	6,757	—	10,037
Net income attributable to continuing operations	$31,701	$24,471	$30,689	$(55,160)	$31,701
Net loss attributable to discontinued operations, net of tax	$(608)	$—	$(608)	$608	$(608)
Net income	$31,093	$24,471	$30,081	$(54,552)	$31,093
Comprehensive income	$15,901	$18,238	$20,348	$(38,586)	$15,901

(1)	The Parent allocates selling, general, and administrative expenses (“SG&A”) to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$524,003	$465,331	$(206,061)	$783,273
Costs and expenses:
Cost of sales	—	426,274	388,834	(206,061)	609,047
Selling, general, and administrative expenses (1)	4,799	43,842	44,280	—	92,921
Good will and other intangible asset impairment	—	15,359	—	—	15,359
Research, technical, and product development expenses	—	3,925	6	—	3,931
Operating income (loss)	(4,799)	34,603	32,211	—	62,015
Other income (expense), net	6,318	(5,146)	(234)	—	938
Interest expense, net	(21,291)	(11,503)	(7,363)	—	(40,157)
Equity in earnings of subsidiaries	21,936	(191)	2,165	(23,910)	—
Income before income taxes	2,164	17,763	26,779	(23,910)	22,796
Provision for (benefit from) income taxes	(13,493)	10,964	9,668	—	7,139
Net income attributable to continuing operations	15,657	6,799	17,111	(23,910)	15,657
Net loss attributable to discontinued operations, net of tax	(1,584)	—	(1,584)	1,584	(1,584)
Net income	$14,073	$6,799	$15,527	$(22,326)	$14,073
Comprehensive income	$18,680	$18,327	$8,599	$(26,926)	$18,680

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$503,018	$409,470	$(212,501)	$699,987
Costs and expenses:
Cost of sales	—	426,635	347,651	$(212,501)	561,785
Selling, general, and administrative expenses (1)	(3,101)	45,316	44,406	—	86,621
Research, technical, and product development expenses	95	4,007	62	—	4,164
Operating income	3,006	27,060	17,351	—	47,417
Other income (expense), net	(63)	38	(476)	—	(501)
Interest income (expense), net	(16,639)	205	(1,344)	—	(17,778)
Equity in earnings of subsidiaries	20,741	5,419	2,138	(28,298)	—
Income before income taxes	7,045	32,722	17,669	(28,298)	29,138
Provision for (benefit from) income taxes	(6,408)	10,726	11,367	—	15,685
Net income attributable to continuing operations	13,453	21,996	6,302	(28,298)	13,453
Net income attributable to discontinued operations, net of tax	1,487	—	1,487	(1,487)	1,487
Net income	$14,940	$21,996	$7,789	$(29,785)	$14,940
Comprehensive income	$8,786	$14,465	$9,704	$(24,169)	$8,786

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses. A credit in Parent SG&A is offset by an equal debit amount in the subsidiaries SG&A.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$117,086	$64,973	$—	$182,059
Short-term investments	—	148,383	—	—	148,383
Receivables, net	928	78,436	70,911	(32,530)	117,745
Inventories, net	—	319,107	155,199	—	474,306
Costs in excess of billings	—	2,393	3,129	—	5,522
Deferred income taxes	25,591	2,754	2,287	—	30,632
Other current assets	1,307	13,345	5,151	—	19,803
Total current assets	27,826	681,504	301,650	(32,530)	978,450
Property, plant, and equipment, net	2,028	280,805	86,454	—	369,287
Goodwill	—	94,769	50,749	—	145,518
Other intangible assets, net	—	32,897	24,225	—	57,122
Other noncurrent assets	8,635	948	5,734	—	15,317
Intercompany investments (1)	1,290,173	148,432	66,101	(1,504,706)	—
Total assets	$1,328,662	$1,239,355	$534,913	$(1,537,236)	$1,565,694
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108,767	$721	$2,157	$—	$111,645
Accounts payable	1,559	81,055	54,960	(32,530)	105,044
Accrued wages and other employee costs	6,345	13,491	7,038	—	26,874
Billings in excess of cost	—	2,205	7,757	—	9,962
Unearned revenue	—	519	7,104	—	7,623
Other accrued liabilities	1,411	7,879	9,434	—	18,724
Total current liabilities	118,082	105,870	88,450	(32,530)	279,872
Long-term debt	331,998	572	12,442	—	345,012
Intercompany debt	9,768	55,486	238,953	(304,207)	—
Liability for post-retirement benefits	—	48,295	—	—	48,295
Liability for pension benefits	6,655	10,172	159	—	16,986
Deferred income taxes	57,441	—	3,062	—	60,503
Unearned revenue	—	—	5,476	—	5,476
Other noncurrent liabilities	9,238	4,549	283	—	14,070
Total liabilities	533,182	224,944	348,825	(336,737)	770,214
Shareholders’ equity	795,480	1,014,411	186,088	(1,200,499)	795,480
Total liabilities and shareholders’ equity	$1,328,662	$1,239,355	$534,913	$(1,537,236)	$1,565,694

(1)	Intercompany investments include equity investments and intercompany loans receivable from legal entities not included within the same consolidation.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of December 31, 2013

	RTI International Metals, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$312,202	$31,435	$—	$343,637
Receivables, net	786	57,397	69,847	(22,759)	105,271
Inventories, net	—	265,621	164,467	—	430,088
Costs in excess of billings	—	3,800	1,577	—	5,377
Deferred income taxes	31,656	—	376	—	32,032
Assets of discontinued operations	—	—	5,274	—	5,274
Other current assets	9,425	2,984	4,538	—	16,947
Total current assets	41,867	642,004	277,514	(22,759)	938,626
Property, plant, and equipment, net	2,328	292,033	77,979	—	372,340
Goodwill	—	79,705	37,873	—	117,578
Other intangible assets, net	—	31,184	22,570	—	53,754
Other noncurrent assets	11,025	7,184	5,038	—	23,247
Intercompany investments (1)(2)	1,240,671	108,693	109,638	(1,459,002)	—
Total assets	$1,295,891	$1,160,803	$530,612	$(1,481,761)	$1,505,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,008	$—	$—	$1,008
Accounts payable	1,948	54,111	45,739	(22,759)	79,039
Accrued wages and other employee costs	6,598	14,093	9,096	—	29,787
Unearned revenue	—	288	15,337	—	15,625
Liabilities of discontinued operations	—	—	458	—	458
Other accrued liabilities	6,800	4,093	10,673	—	21,566
Total current liabilities	15,346	73,593	81,303	(22,759)	147,483
Long-term debt	422,634	738	6,928	—	430,300
Intercompany debt	—	402,114	210,550	(612,664)	—
Liability for post-retirement benefits	—	43,447	—	—	43,447
Liability for pension benefits	5,943	7,685	159	—	13,787
Deferred income taxes	70,006	—	4,072	—	74,078
Unearned revenue	—	—	10,470	—	10,470
Other noncurrent liabilities	7,988	3,763	255	—	12,006
Total liabilities	521,917	531,340	313,737	(635,423)	731,571
Shareholders’ equity (2)	773,974	629,463	216,875	(846,338)	773,974
Total liabilities and shareholders’ equity	$1,295,891	$1,160,803	$530,612	$(1,481,761)	$1,505,545

(1)	Intercompany investments include equity investments and intercompany loans receivable from legal entities not included within the same consolidation.

(2)
The Condensed Consolidating Balance sheet has been adjusted to correct the prior presentation of intercompany debt and investment balances. Previously, certain intercompany debt and investment balances had been netted, resulting in the understatement of total assets and liabilities of both the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, as well as understatement of Guarantor Subsidiaries Shareholders’ Equity. These adjustments increased (decreased) intercompany investments by $82,070, $103,917, and $(185,987); intercompany debt by $44,970, $103,917, and $(148,887); and shareholders’ equity by $37,100, $0, and $(37,100) for Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$36,510	$28,000	$40,246	(50,893)	$53,863
Investing activities:
Investment in subsidiaries, net	(346,642)	—	—	346,642	—
Acquisitions, net of cash acquired	—	(15,567)	(21,709)	—	(37,276)
Capital expenditures	(234)	(19,345)	(10,929)	—	(30,508)
Proceeds from disposal of property, plant and equipment	—	72	32	—	104
Short-term investments, net	—	(148,431)	—	—	(148,431)
Divestitures	—	—	5,157	—	5,157
Intercompany debt activity, net	300,073	(39,022)	48,431	(309,482)	—
Cash provided by (used in) investing activities	$(46,803)	$(222,293)	$20,982	$37,160	$(210,954)
Financing activities:
Proceeds from exercise of employee stock options	1,177	—	—	—	1,177
Excess tax benefits from stock-based compensation activity	199	—	—	—	199
Parent company investments, net of distributions	—	346,642	(50,893)	(295,749)	—
Repayments on long-term debt	—	(837)	(738)	—	(1,575)
Intercompany debt activity, net	9,768	(346,628)	27,378	309,482	—
Purchase of common stock held in Treasury	(851)	—	—	—	(851)
Cash provided by (used in) financing activities	$10,293	$(823)	$(24,253)	$13,733	$(1,050)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,437)	—	(3,437)
Increase (decrease) in cash and cash equivalents	—	(195,116)	33,538	—	(161,578)
Cash and cash equivalents at beginning of period	—	312,202	31,435	—	343,637
Cash and cash equivalents at end of period	$—	$117,086	$64,973	$—	$182,059

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$5,143	$8,944	$(1,919)	$—	$12,168
Investing activities:
Investment in subsidiaries, net	(36,099)	—	—	36,099	—
Acquisitions, net of cash acquired	—	—	(16,214)	—	(16,214)
Capital expenditures	(1,192)	(21,947)	(9,235)	—	(32,374)
Short-term investments, net	—	(174)	—	—	(174)
Divestitures	—	—	10,475	—	10,475
Proceeds from disposal of property, plant, and equipment	—	42	519	—	561
Intercompany debt activity, net (1)	(241,465)	(3,009)	(460)	244,934	—
Cash used in investing activities	(278,756)	(25,088)	(14,915)	281,033	(37,726)
Financing activities:
Proceeds from exercise of employee stock options	2,637	—	—	—	2,637
Excess tax benefits from stock-based compensation activity	552	—	—	—	552
Parent company investments, net of distributions	610	41	35,448	(36,099)	—
Borrowings on long-term debt	402,500	—	—	—	402,500
Repayments on long-term debt	(119,917)	(903)	—	—	(120,820)
Intercompany debt activity, net (1)	—	241,925	3,009	(244,934)	—
Purchase of common stock held in Treasury	(399)	—	—	—	(399)
Financing fees	(12,370)	—	—	—	(12,370)
Cash provided by financing activities	273,613	241,063	38,457	(281,033)	272,100
Effect of exchange rate changes on cash and cash equivalents	—	—	(95)	—	(95)
Increase in cash and cash equivalents	—	224,919	21,528	—	246,447
Cash and cash equivalents at beginning of period	—	87,283	9,907	—	97,190
Cash and cash equivalents at end of period	$—	$312,202	$31,435	$—	$343,637

(1)
The Condensed Consolidating Statements of Cash Flows have been adjusted to revise the presentation of intercompany debt activities to present gross investing and financing activities, rather than net financing activities as previously reported. These adjustments increased (decreased) cash flows from investing activities for the Parent, Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations by $356, $(3,009), $(460) and $3,113 and increased (decreased) cash flows from financing activities for the Parent, Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations by $(356), $3,009, $460 and $(3,113), respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$21,972	$2,957	$(16,863)	$—	$8,066
Investing activities:
Investment in subsidiaries, net	178,633	—	—	(178,633)	—
Acquisitions, net of cash acquired	(182,811)	—	—	—	(182,811)
Capital expenditures	(970)	(54,715)	(5,853)	—	(61,538)
Short-term investments and marketable securities, net	—	176,771	—	—	176,771
Proceeds from disposal of property, plant, and equipment	—	—	10	—	10
Intercompany debt activity, net (1)	(16,460)	(7,363)	(4,015)	27,838	—
Cash provided by (used in) investing activities	(21,608)	114,693	(9,858)	(150,795)	(67,568)
Financing activities:
Proceeds from exercise of employee stock options	729	—	—	—	729
Excess tax benefits from stock-based compensation activity	196	—	—	—	196
Parent company investments, net of distributions	—	(194,783)	16,150	178,633	—
Repayments on long-term debt	—	(758)	—	—	(758)
Intercompany debt activity, net (1)	—	20,475	7,363	(27,838)	—
Purchase of common stock held in Treasury	(742)	—	—	—	(742)
Financing fees	(823)	—	—	—	(823)
Other financing activities	276	428	(704)	—	—
Cash provided by (used in) financing activities	(364)	(174,638)	22,809	150,795	(1,398)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,248	—	1,248
Decrease in cash and cash equivalents	—	(56,988)	(2,664)	—	(59,652)
Cash and cash equivalents at beginning of period	—	144,271	12,571	—	156,842
Cash and cash equivalents at end of period	$—	$87,283	$9,907	$—	$97,190

(1)
The Condensed Consolidating Statements of Cash Flows have been adjusted to revise the presentation of intercompany debt activities to present gross investing and financing activities, rather than net financing activities as previously reported. These adjustments increased (decreased) cash flows from investing activities for the Parent, Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations by $(276), $(7,363), $(4,015) and $11,654 and increased (decreased) cash flows from financing activities for the Parent, Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations by $276, $7,363, $4,015 and $(11,654), respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts, unless otherwise indicated)

Note 17—SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
The following table sets forth selected quarterly financial data for 2014 and 2013. It has been derived from the Company’s unaudited Condensed Consolidated Financial Statements.

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$174,545	$205,334	$202,258	$211,442
Gross profit	28,469	42,312	42,861	52,786
Operating income	1,617	17,472	20,048	31,190
Net income attributable to continuing operations	(3,816)	7,111	12,255	16,151
Earnings per share attributable to continuing operations
Basic	$(0.13)	$0.23	$0.40	$0.53
Diluted	$(0.13)	$0.23	$0.38	$0.48
Earnings per share attributable to discontinued operations
Basic	$(0.01)	$—	$—	$(0.01)
Diluted	$(0.01)	$—	$—	$(0.01)
2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$189,202	$199,123	$194,936	$200,012
Gross profit	39,253	43,777	45,139	46,057
Operating income	13,647	20,481	21,879	6,008
Net income attributable to continuing operations	4,968	1,059	12,575	(2,945)
Earnings per share attributable to continuing operations
Basic	$0.16	$0.03	$0.41	$(0.10)
Diluted	$0.16	$0.03	$0.38	$(0.10)
Earnings per share attributable to discontinued operations
Basic	$—	$(0.01)	$(0.01)	$(0.03)
Diluted	$—	$(0.01)	$(0.01)	$(0.03)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure controls and procedures
The Company’s management, under the supervision of, and with the participation of, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective as of December 31, 2014.
Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Management excluded RTI Directed Manufacturing from its assessment of internal control over financial reporting as of December 31, 2014 as it was acquired by the Company on January 22, 2014. RTI Directed Manufacturing is a wholly-owned subsidiary whose excluded aggregate assets represent less than 1% of consolidated assets and whose excluded net sales represent less than 1% of consolidated net sales as of and for the year ended December 31, 2014.
Changes in internal control over financial reporting
There were a number of enhancements to the Company’s internal control over financial reporting during the quarter ended December 31, 2014 in order to remediate material weaknesses identified which existed as of December 31, 2012 and 2013, and which were remediated as of December 31, 2014. These enhancements have materially affected the Company’s internal control over financial reporting. The control enhancements during the quarter ended December 31, 2014 are described below.
The Company enhanced the revenue recognition on long-term contracts controls, including: implementation of a formal revenue and cost estimation review process and related controls including a monthly management meeting to review revenue and cost estimates, and changes thereto; and implementation of new monthly revenue accounting procedures to provide reduced manual inputs, improvements to the calculation of revenue, cost of sales, and related balance sheet treatment for contracts accounted for under ASC 605-35, and overall enhancements to ensure the accuracy and completeness of revenue recognition on long-term contracts.
The Company enhanced the annual goodwill impairment analysis controls, including: improvements in the control to evaluate, document and review key assumptions and inputs; enhancements to the compilation and review of financial forecasts by accounting personnel to confirm reasonableness based on historical evidence, verifiable evidence of future sales (such as long-term agreements with customers) and market or industry information; a requirement of additional reviews of the data used by third-party valuation experts to ensure completeness and accuracy of the information; and implementation of overall improvements to the annual goodwill impairment analysis review documentation.

Management’s remediation initiatives
The Company previously disclosed the existence of material weaknesses in internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which continued to exist through the third quarter of 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The previously disclosed material weaknesses in internal control over financial reporting related to the design of effective controls over the valuation of its Canadian net deferred tax assets, the design and maintenance of effective controls over the completeness, accuracy, and timing of revenue recognition and related costs for long-term production contracts at certain businesses within its EP&S segment, and the design and maintenance of effective controls over the annual goodwill impairment analysis. Management actively engaged in the implementation of remediation efforts, as outlined below, throughout 2014 to address these material weaknesses.
Recoverability of Deferred Tax Assets
As previously reported, the Company had not designed effective internal controls over the valuation of its Canadian net deferred tax assets. Specifically, controls had not been designed to properly evaluate the recoverability of the deferred tax asset, including the proper weighting of negative evidence associated with historical losses relative to expectations of future taxable income.
To remediate this material weakness, the Company reviewed the tax control activities, the control design, and the related documentation of such controls, and following its review enhanced the deferred tax asset realizability control to include more robust procedures and review, including: assessing the recoverability of deferred tax assets on a quarterly basis rather than on an annual basis; weighting objective negative evidence more heavily than forecasts of future taxable income; assessing all four possible sources of taxable income (the availability of reversing temporary difference, the availability of future book income, including temporary differences, the availability of taxable income in a carryback year, and the availability of prudent and feasible tax planning strategies); and enhancing compilation and review of forecasts of taxable future income.
The significant actions taken to design more effective controls and the testing and evaluation of the effectiveness of those controls, led management to conclude that this material weakness has been remediated as of December 31, 2014.
Revenue Recognition on Long-Term Contracts

As previously reported, the Company had not designed and maintained effective internal controls over the completeness, accuracy, and timing of revenue recognition and related costs at certain businesses within its EP&S segment. Specifically, the Company had not designed controls to assess whether certain customer contracts should have been accounted for using the percentage of completion method and had not designed controls to properly apply “percentage of completion” accounting.
To remediate this material weakness, the Company reviewed the revenue control activities, control design and the related documentation of such controls, and instituted a number of enhancements throughout the revenue recognition process, including: the development and issuance of a comprehensive revenue recognition policy to ensure the Company’s revenue recognition procedures are applied consistently across the Company; the training of financial and operational management at each of the Company’s business units on the proper application of the new, comprehensive revenue recognition policy; establishing a control to identify all customer contracts, including the relevant terms of each contract and the proper revenue recognition treatment for each customer contract at certain businesses within the Company’s EP&S segment; implementation of a formal revenue and cost estimation review process and related controls including a monthly management meeting to review revenue and cost estimates, and changes thereto; and implementation of new monthly revenue accounting procedures to provide reduced manual inputs, improvements to the calculation of revenue, cost of sales, and related balance sheet treatment for contracts accounted for under ASC 605-35, and overall enhancements to ensure the accuracy and completeness of revenue recognition on long-term contracts.
The significant actions taken to design more effective controls and the testing and evaluation of the effectiveness of those controls, led management to conclude that this material weakness has been remediated as of December 31, 2014.
Annual Goodwill Impairment Analysis

As previously reported, the Company had not designed and maintained effective controls over its annual goodwill impairment analysis, including controls over the accuracy of inputs to the reporting unit enterprise valuation and the accuracy and completeness of qualitative impairment consideration.

To remediate this material weakness, the Company reviewed its goodwill impairment analysis control activities, control design, and the related documentation of such controls, and instituted a number of enhancements to controls throughout this process, including: improvements in the control to evaluate, document and review key assumptions and inputs; enhancements to the compilation and review of financial forecasts by accounting personnel to confirm reasonableness based on historical evidence, verifiable evidence of future sales (such as long-term agreements with customers) and market or industry information; a requirement of additional reviews of the data used by third-party valuation experts to ensure completeness and accuracy of the information; formalized the addition of a quarterly analysis to identify any potential triggering events that would require an interim goodwill impairment analysis; and implementation of overall improvements to the annual goodwill impairment analysis review documentation.
The significant actions taken to design more effective controls and the testing and evaluation of the effectiveness of those controls, led management to conclude that this material weakness has been remediated as of December 31, 2014.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
In addition to the information concerning the executive officers of the Company set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K, information concerning the directors of the Company and the committees of the Board of Directors is set forth under the captions “Corporate Governance” and “Election of Directors” in the 2015 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.
Information concerning RTI’s Code of Ethical Business Conduct is set forth under the caption “Corporate Governance” in the 2015 Proxy Statement, to be filed at a later date, and is incorporated herein by reference. The Code of Ethical Business Conduct applies to all directors, officers, and all employees, including its principal executive officer, principal financial officer, or persons performing similar functions.
Information concerning any material changes to procedures for security holders to recommend nominees for the Company’s Board of Directors is set forth under the caption “Other Information” in the 2015 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.
Information concerning the Audit Committee and its financial experts is set forth under the captions “Corporate Governance” and “Audit Committee Report” in the 2015 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.
Information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Item 11.    Executive Compensation.
Information required by this item is set forth under the captions “Executive Compensation” and, solely with respect to information pertaining to the Compensation Committee, “Corporate Governance,” and “Compensation Committee Report” in the 2015 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the 2015 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (see Note (i) and Note (iii))	528,680	$34.45	3,487,472
Equity compensation plans not approved by security holders	—	—	—
	528,680	$34.45	3,487,472

Note (i):
The numbers in columns (a) and (c) reflect all shares that could potentially be issued under the RTI International Metals, Inc., 2014 Stock Plan (the “2014 Plan”) as of December 31, 2014. For more information, see Note 15 to the Consolidated Financial Statements included in Part II, Item of this Annual Report on Form 10-K. The Company’s 2014 Stock Plan is a successor to the 1995 Stock Plan, the 2002 Non-Employee Director Stock Option Plan (the “2002 Plan”), and the RTI International Metals, Inc., 2004 Stock Plan (the “2004 Plan”), and provides for grants of up to 3,500,000 shares until terminated by the Company or until all awards issued under the 2014 Plan have been exercised, vested, satisfied, forfeited or expired, as applicable. The 2014 Plan was approved by shareholder vote on April 25, 2014. In 2014, 2013, and 2012, 274,764, 361,896, and 288,492 shares, respectively, were awarded under the 2014 and 2004 Plans.

Note (ii):	Prior to December 31, 2004, RTI had one plan that had not been approved by its shareholders, the 2002 Plan. The 2002 plan was terminated and replaced by the 2004 Plan. See above Note (i).

Note (iii):
The 2014 Plan permits grants of stock options, stock appreciation rights, restricted stock, performance share awards and other stock based awards that may include awards of restricted stock units. There are a total of 3,500,000 shares available for grant under the 2014 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is set forth under the captions “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information required by this item is set forth under the caption “Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm for 2015” in the 2015 Proxy Statement, to be filed at a later date, and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.
The following documents are filed as a part of this report:

1	The financial statements contained in Item 8 hereof;

2	The financial statement schedule following the signatures hereto; and

3	The following Exhibits:

Exhibits
The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, File No. 33-30667 Amendment No. 1.

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

3.2	Code of Regulations of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4, File No. 333-61935, filed on August 20, 1998.

3.3	Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on April 28, 2014.

3.4	Second Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on April 28, 2014.

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

10.2*	RTI International Metals, Inc., 1995 Stock Plan incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 001-14437.

10.3*
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

Exhibit No.	Description

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

10.11*	Pay philosophy and guiding principles covering executive compensation, filed herewith.

10.12*
Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.13*
Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.14*
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

10.20
Titanium Sponge Supply Agreement, dated January 1, 2007, between the Company and Sumitomo Titanium Corporation and its affiliates, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, File No. 001-14437, filed on May 4, 2007.

10.21
Amendment to Long-Term Supply Agreement, dated May 30, 2007, between the Company and Lockheed Martin Corporation and its affiliates, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 001-14437, filed on August 3, 2007.

10.22
Amended and Restated Procurement Frame Contract between EADS Deutschland GmbH and the Company dated July 20, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on July 22, 2010.

10.23*
RTI International Metals, Inc. Board of Directors Compensation Program, as amended April 25, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file No. 001-14437, filed on May 7, 2013.

10.24*
Amendment to the RTI International Metals, Inc. Excess Benefits Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-14437, filed on September 24, 2013.

10.25*
Amendment to the RTI International Metals, Inc. Supplemental Pension Program, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-14437, filed on September 24, 2013.

Exhibit No.	Description

10.26*	RTI International Metals, Inc. 2014 Incentive and Stock Plan, incorporated by reference to exhibit 10.1 to the Company’s current report on form 8-K, File No. 001-14437, filed on April 28, 2014.

10.27*
Form of Stock Option or Stock Appreciation Right Award, under the RTI International Metals, Inc. 2014 Stock Plan, incorporated by reference to exhibit 10.2 to the Company’s current report on form 8-K, File No. 001-14437, filed on April 28, 2014.

10.28*
Form of Restricted Stock or Restricted Stock Unit Award, under the RTI International Metals, Inc. 2014 Stock Plan, incorporated by reference to exhibit 10.3 to the Company’s current report on form 8-K, File No. 001-14437, filed on April 28, 2014

10.29*
Form of Performance Share Award, under the RTI International Metals, Inc. 2014 Stock Plan, incorporated by reference to exhibit 10.3 to the Company’s current report on form 8-K, File No. 001-14437, filed on April 28, 2014

10.30*
Employment Agreement, dated July 1, 2014, between the Company and Michael G. McAuley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, File No. 001-14437, filed on July 8, 2014.

10.31*
Form of Stock Option and Stock Appreciation Rights Award under the RTI International Metals, Inc. 2014 Stock and Incentive Plan (for 2015 awards), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 30, 2015.

10.32*
Form of Restricted Stock and Restricted Stock Unit Award under the RTI International Metals, Inc. 2014 Stock and Incentive Plan (for 2015 awards), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 30, 2015.

10.33*
Form of Performance Share Award under the RTI International Metals, Inc. 2014 Stock and Incentive Plan (for 2015 awards), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 30, 2015.

10.34*
First Amendment to Letter Agreement Dated December 31, 2008 between RTI International Metals, Inc. and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on February 5, 2015.

10.35*
Amended and Restated RTI International Metals, Inc. Supplemental Pension Program, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on February 5, 2015.

10.36*	Form of indemnification agreement, filed herewith.

21.1	Subsidiaries of the Company, filed herewith.

23.1	Consent of independent registered public accounting firm, filed herewith.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ Michael G. McAuley
Michael G. McAuley Senior Vice President, Chief Financial Officer and Treasurer (principal accounting officer)
Dated: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

DANIEL I. BOOKER, Director;

RONALD L. GALLATIN, Director;

ROBERT M. HERNANDEZ, Director;

DAVID P. HESS, Director;

EDITH E. HOLIDAY, Director;

JERRY HOWARD; Director

BRYAN T. MOSS, Director;

JAMES A. WILLIAMS, Director

ARTHUR B. WINKLEBLACK, Director

By:	/s/ Dawne S. Hickton	February 26, 2015
Dawne S. Hickton As Attorney-in-Fact
	/s/ Dawne S. Hickton	February 26, 2015
Dawne S. Hickton Vice Chair, President, Chief Executive Officer and Director
	/s/ Michael G. McAuley	February 26, 2015
Michael G. McAuley Senior Vice President, Chief Financial Officer and Treasurer (principal accounting officer)

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(In thousands)

Description	Balance at beginning of year	(Charged) credited to costs and expenses	(Charged) credited to other accounts	Balance at end of year
Year ended December 31, 2014:
Allowance for doubtful accounts	$(820)	$126	$—	$(694)
Valuation allowance for deferred income taxes	(37,172)	1,954	2,649	(32,569)
Year ended December 31, 2013:
Allowance for doubtful accounts	$(721)	$(99)	$—	$(820)
Valuation allowance for deferred income taxes	(37,726)	(1,720)	2,274	(37,172)
Year ended December 31, 2012:
Allowance for doubtful accounts	$(847)	$126	$—	$(721)
Valuation allowance for deferred income taxes	(31,766)	(5,326)	(634)	(37,726)