Form 10-K/A
period 2014-12-31
RTI INTERNATIONAL METALS INC
filed 2015-04-29
CIK 1068717

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

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated by reference in the Form 10-K to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.
Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Directors

DANIEL I. BOOKER	Age: 67
Partner	Director since 1995
Reed Smith LLP (law firm)
Mr. Booker is a partner of the law firm of Reed Smith LLP. From 1992 until December 31, 2000, he was Managing Partner, or chief executive, of Reed Smith. He is Chairman of the Pittsburgh Parks Conservancy; a member of the Judicial Council of Pennsylvania; a director of the Pennsylvania Lawyers Fund for Client Security; and an officer or director of other business, community, and professional organizations. Mr. Booker served as a director of Océ USA Holding, Inc. from 2001-2012. He received an undergraduate degree from the University of Pittsburgh and a law degree from the University of Chicago. He is a member of the District of Columbia, Pennsylvania, and U.S. Supreme Court bars. In addition to Mr. Booker’s legal experience, he brings to the RTI board of directors demonstrated leadership skills, both professionally as the former Managing Partner of a large law firm and through his service as chairman and director of various community and professional organizations.

RONALD L. GALLATIN	Age: 69
Retired Managing Director	Director since 1996
Lehman Brothers Inc. (investment banking firm)
Mr. Gallatin served as a Managing Director of Lehman Brothers Inc., where he was a member of the firm’s Operating Committee and its Director of Corporate Strategy and Product Development until his retirement on December 31, 1995. During his 24 years with Lehman, Mr. Gallatin had various senior roles in both its investment banking and capital markets divisions and was responsible for a series of financial innovations, most notably Zero Coupon Treasury Receipts, Money Market Preferred Stock, and Targeted Stock. A graduate of New York University, and both Brooklyn and New York University Law Schools, Mr. Gallatin has bachelor’s, juris doctor, and master of laws (taxation) degrees and is a Certified Public Accountant. Mr. Gallatin provides financing and investment banking experience, as well as strategic advice, as a result of his career on Wall Street and educational background. Mr. Gallatin also brings a sense of social responsibility and fiduciary leadership as demonstrated through his involvement with various charitable organizations.

ROBERT M. HERNANDEZ	Age: 70
Chairman of the Board of RTI	Director since 1990
On December 31, 2001, Mr. Hernandez retired as Vice Chairman and Chief Financial Officer and director of USX Corporation (“USX”) (NYSE: X). He was elected to this position on December 1, 1994. Mr. Hernandez had been elected Executive Vice President, Accounting & Finance and Chief Financial Officer and director of USX on November 1, 1991. He was Senior Vice President, Finance & Treasurer of USX from October 1, 1990, to October 31, 1991. Mr. Hernandez was President, U.S. Diversified Group of USX from June 1, 1989, to September 30, 1990, and in such role had responsibilities for USX’s businesses not related to energy and steel. From January 1, 1987, until May 31, 1989, he was Senior Vice President and Comptroller of USX. Mr. Hernandez has his undergraduate degree from the University of Pittsburgh and his masters of business administration from the Wharton Graduate School of the University of Pennsylvania. He is Chairman of the Board of Trustees of the BlackRock Equity Bond Mutual Fund Complex; lead director of American Casualty Excess (ACE) Limited; and a director of Eastman Chemical Company (NYSE: EMN). Mr. Hernandez served as a director of TE Connectivity from June 2007 until March 2012. As a former executive officer of USX and one of RTI’s original directors upon becoming publicly traded, he brings to the RTI board of directors a wealth of executive management and financial experience in the metals industry. Through his service as a director on various publicly-traded companies, Mr. Hernandez has considerable leadership, finance, and corporate governance experience.

DAVID P. HESS	Age: 59
Senior Vice President	Director since 2014
United Technologies Corporation
(aerospace and building systems)
In January 2015, Mr. Hess was appointed to the position of UTC Senior Vice President, Aerospace Business Development. In this newly created position, Mr. Hess works in collaboration with senior executives to strengthen relationships with key aerospace customers and partners, as well as in reviewing the corporation’s aerospace portfolio and evaluating acquisition opportunities. Mr. Hess retired from United Technologies Corp. in January 2014 after a 35-year career that included serving as president of the corporation’s Hamilton Sundstrand and Pratt & Whitney businesses. He was named Pratt & Whitney president in 2009 and was responsible for the company’s global operations in the design, manufacture and service of aircraft engines, auxiliary and ground power units and small turbojet propulsion products. Previously, he served four years as president of Hamilton Sundstrand, the United Technologies Corp. business where he began his professional career in 1979. Mr. Hess is chairman of the International Aero Engines (IAE) Board of Directors, and a member of the Aerospace Industries Association Board of Governor’s executive committee, where he served as board chairman in 2012. He also serves on the Board of Directors for Cytec Industries, Inc. (NYSE: CYT), a New Jersey-based specialty chemicals and material technology company. In addition, Mr. Hess serves on the boards of Hartford HealthCare, the National World War II Museum and other civic organizations. He holds a bachelor’s degree in physics from Hamilton College and a bachelor’s and master’s degree in electrical engineering from Rensselaer Polytechnic Institute. He was awarded an MIT Sloan Fellowship in 1989 and earned a master’s degree in management in 1990. Mr. Hess’s extensive experience in the aerospace industry, particularly as the leader of an engine manufacturer, augments the RTI board of directors’ knowledge of RTI’s markets and customers.

DAWNE S. HICKTON	Age: 57
Vice Chair, President, and Chief Executive Officer	Director since 2007
Ms. Hickton has served as the Vice Chair, President, and Chief Executive Officer of RTI since October 2009 and as Vice Chair and CEO of RTI since 2007. From June 2005 to April 2007, she served as Senior Vice President of Administration and Chief Administrative Officer. In this capacity she managed the accounting, treasury, tax, business information systems, personnel, and legal functions of RTI. From April 1997 until June 2004, Ms. Hickton was Vice President and General Counsel. Also, prior to her tenure with RTI, Ms. Hickton was an Assistant Clinical Professor of Law at the University of Pittsburgh School of Law and managed the innovative Corporation Counsel Clinic in conjunction with the Carnegie Mellon Graduate School of Industrial Administration. Prior to her academic career, Ms. Hickton was employed as an in-house counsel with another public company, USX Corporation. She holds a bachelor’s degree from the University of Rochester and a juris doctor degree from the University of Pittsburgh. She served as a director of F.N.B. Corporation (NYSE: FNB) from 2006 until January 2013, and serves as a member of the Board of Trustees of the University of Pittsburgh, a member of the Board of Governors of the Aerospace Industries Association, and a director and President of the International Titanium Association. As a result of her executive experience, Ms. Hickton was appointed to the board of the Federal Reserve Bank of Cleveland, Pittsburgh branch in January 2012 and became its chair in January 2014. As the most senior executive of RTI, Ms. Hickton provides the RTI board of directors with insight into RTI’s business operations, opportunities, and challenges. In addition, Ms. Hickton’s history with RTI, metals industry experience, and leadership skills, as well as service on other boards of directors support her contributions to the RTI board of directors.

EDITH E. HOLIDAY	Age: 63
Former Government Official	Director since 1999
Ms. Holiday was elected as a director on July 29, 1999. She served as Assistant to the President and Secretary of the Cabinet in the White House from 1990 to 1993. Prior to that, she held several senior positions in the United States Treasury Department including General Counsel. She is a director of Hess Corporation (NYSE: HES); White Mountains Insurance Group, Ltd.; and Canadian National Railway Company. She is also a director or trustee of a number of investment companies in the Franklin Templeton Group of Funds. Ms. Holiday was a director of H.J. Heinz Company from 1994-2013. She has bachelor’s and juris doctor degrees from the University of Florida. Ms. Holiday’s service on the boards of multiple publicly-held companies allows her to bring leadership skills and experience in a variety of matters including corporate governance, compensation, and finance to RTI’s Board. This skill set, as well as her legal background and the experience gained while serving in various positions with the federal government, make Ms. Holiday a unique contributor to the RTI board of directors’ deliberations.

JERRY HOWARD	Age: 66
Retired Senior Vice President	Director since 2013
Marathon Oil Corporation
(international energy company)
Mr. Howard retired from Marathon Oil Corporation (“Marathon”) as Senior Vice President of Corporate Affairs, effective June 1, 2010, after thirty-five years of service. Mr. Howard had served in this role since 2002, managing Marathon’s information technology, global procurement, governmental affairs, corporate social responsibility, business and process transformation, and administrative services departments. Also at that time, he served as an adjunct to the public policy committee and the governance committee of the Marathon board of directors. As a senior executive at Marathon, he was a member of Marathon’s executive committee, salary and benefits committee, and served as treasurer of the Marathon Oil Company Foundation. From 1998-2002, Mr. Howard served as Vice President of Taxes of USX Corporation, the former parent company of Marathon. From 1997-1998, he was Vice President of Human Resources and Environment at Marathon. Mr. Howard has served as a director of many industry and community groups, including the National Association of Manufacturers, the Executive Committee of the Houston Forum, the Governmental Relations Advisory Committee of the Greater Houston Partnership, the American Petroleum Institute (“API”), the American Red Cross and Junior Achievement. He is also a former chairman of the Tax Coordinating Committee of the Business Roundtable, the General Committee on Taxation at the API and former president of the Center for Strategic Tax Reform. Mr. Howard earned a bachelor’s degree in accounting from Morris Brown College, a master’s degree in accounting and transportation from Northwestern University, and is a certified public accountant. The RTI board of directors believes Mr. Howard’s experience as a leader of strategic and legislative initiatives, his financial and taxation background, and his knowledge of the energy market will enhance the RTI board of directors’ capabilities.

BRYAN T. MOSS	Age: 75
Retired Businessman	Director since 2008
Mr. Moss served as President Emeritus of Gulfstream Aerospace (a subsidiary of General Dynamics Corporation) from April 2007 until his retirement in March 2008, and prior to that served for four years as President of Gulfstream Aerospace and Executive Vice President, Aerospace Group, General Dynamics Corporation. Mr. Moss has served on the U.S.-Japan Business Council, the U.S.-China Business Council, and the U.S.-Hong Kong Business Council. He is also a past member of the Georgia Tech Advisory Board and the Savannah College of Art and Design Board of Visitors. He has been the Chairman of Business Aircraft Investments at Guggenheim Partners since June 2011. Mr. Moss’s experience and extensive international business contacts in the aerospace industry, as well as the management, commercial leadership, and consulting skills he developed throughout his career, augment the Board’s knowledge of the industry and skill set.

JAMES A. WILLIAMS	Age: 70
Retired Partner	Director since 2005
Ernst & Young (accounting firm)
Mr. Williams retired as a Partner at Ernst & Young on September 30, 2003. He has over 37 years’ experience working with large multi-national clients and served in numerous leaderships roles, including Pittsburgh Office Managing Partner, Area Managing Partner, and Partner in Charge-Audit. He is a Certified Public Accountant and has a bachelor’s degree from Miami University. Mr. Williams adds significant financial reporting and management skills as a result of his long career with a large public accounting firm, and further enhances the RTI board of directors’ knowledge base with respect to accounting, financial, and other matters.

ARTHUR B. WINKLEBLACK	Age: 57
Retired Executive	Director since 2013
H.J. Heinz Company
(packaged food manufacturer)
Mr. Winkleblack served as Executive Vice President and Chief Financial Officer of H.J. Heinz Company, a global packaged food manufacturer, from January 2002 through June 2013. From 1999 through 2001, Mr. Winkleblack was Acting Chief Operating Officer—Perform.com and Chief Executive Officer—Freeride.com at Indigo Capital. Earlier in his career, Mr.

Winkleblack held senior finance roles at companies including the C. Dean Metropoulos Group, Six Flags Entertainment Corporation, AlliedSignal and Pepsico. Mr. Winkleblack is currently a member of the board of directors of Church & Dwight Co., Inc. (NYSE: CHD), a manufacturer of household, personal care and specialty products, for which he serves as chairman of the Compensation and Organization Committee and member of the Executive Committee. He is also a Senior Advisor to the CEO of Ritchie Brothers Auctioneers (RBA), an industrial auctioneer of used and unused equipment. Mr. Winkleblack has an MBA in Finance from the Wharton School at the University of Pennsylvania, and a BA in Business Economics from UCLA. The RTI board of directors believes that Mr. Winkleblack’s substantial executive experience provides him with knowledgeable perspectives on strategic planning, international operations, acquisitions and divestitures, financial controls and public reporting.
Executive Officers
Information concerning the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I — Item 1. “Business" of the Original Form 10-K.
Business Ethics and Corporate Governance
Business Conduct and Ethics
RTI is committed to conducting business both ethically and legally. Ethical and legal conduct in all of RTI’s business affairs is essential to RTI’s future. RTI’s Code of Ethical Business Conduct, adopted by the RTI board of directors, applies to all directors and employees of RTI, including all of RTI’s executive and other officers, and its principles extend to those with whom RTI conducts business. RTI’s Code of Ethical Business Conduct complies with the requirements of the New York Stock Exchange (the “NYSE”) and SEC regulations.
RTI’s Code of Ethical Business Conduct is posted under the Investor Relations link on RTI’s website, www.rtiintl.com. Any amendments to RTI’s Code of Ethical Business Conduct, or waivers of its application with respect to RTI’s directors or executive officers, will be disclosed promptly on RTI’s website. There were no waivers or significant amendments during 2014.
Corporate Governance Guidelines
RTI’s Corporate Governance Guidelines (the “Governance Guidelines”) were adopted by the RTI board of directors to promote sound corporate citizenship. The Governance Guidelines, together with the charters for the RTI board committees, provide the framework for RTI’s corporate governance. The Governance Guidelines, which comply with the requirements of the NYSE, address a number of topics, including: the size and role of the RTI board of directors; director resignations; non-employee director executive sessions; Board and committee meeting attendance; access to senior management and advisors; Board compensation; Board independence, composition, and membership criteria; Board and committee self-assessments; director orientation and continuing education; retirement age; and the RTI board of directors nomination process.
RTI’s Governance Guidelines are posted under the Investor Relations link on RTI’s website, www.rtiintl.com.
Director Education
RTI has educational presentations from time to time at Board and committee meetings, and RTI encourages its directors to attend educational seminars and conferences to enhance his or her knowledge of the role and responsibilities of directors. Any director who attends an educational seminar or conference may receive reimbursement from RTI for the reasonable costs incurred in connection with his or her attendance. All of the then-elected directors attended a formal continuing education session on corporate governance sponsored by RTI in October 2014. In addition, directors were given the opportunity to participate in online cybersecurity training that addressed topics such as e-mail security, passwords, smartphone security, social engineering and URL training.
Director Nomination Process
As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on March 28, 2014 (the “2014 Proxy Statement”).

Audit Committee
All members of RTI’s Audit Committee, consisting of James A. Williams (Chair), Ronald L. Gallatin, Robert M. Hernandez, and Arthur B. Winkleblack, meet the NYSE’s rules and listing standards for audit committee independence. The RTI board of directors has determined that Messrs. Gallatin, Hernandez, Williams, and Winkleblack are each qualified as an audit committee financial expert within the meaning of SEC regulations, and that each member of the Audit Committee has accounting or financial management expertise within the meaning of the listing standards of the NYSE. The Audit Committee may, subject to applicable law and the listing requirements of the NYSE, delegate its responsibilities to subcommittees, composed solely of Audit Committee members, as deemed appropriate. RTI’s Audit Committee has adopted, and the RTI board of directors has approved, the Audit Committee charter, which may be accessed under the Investor Relations link on RTI’s website, www.rtiintl.com.
Audit Committee Report
The Audit Committee met with management, PricewaterhouseCoopers LLP ("PwC"), and representatives of the Internal Audit group (which is partially outsourced to Ernst & Young LLP) frequently throughout the year to review and consider the adequacy of RTI’s internal control over financial reporting and the objectivity of its financial reporting, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee also discussed with management the process used for certifications by RTI’s CEO and principal financial officer that are required for certain of RTI’s filings with the SEC. The Audit Committee has reviewed and discussed RTI’s 2014 Audited Financial Statements with management and with PwC. In addition, the Audit Committee also discussed with PwC the matters required to be communicated by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 16.
The Audit Committee received from PwC the written disclosures required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and discussed with PwC its independence. The Audit Committee has considered whether the provision by PwC of the professional services described above was compatible with the maintenance by PwC of its independent status and has determined that it was.
Based on these reviews and discussions, the Audit Committee recommended to RTI’s board of directors, and the RTI board of directors has approved, that the Audited Financial Statements be included in RTI’s Original Form 10-K for the year ended December 31, 2014 for filing with the SEC.
James A. Williams (Chairman)
Ronald L. Gallatin
Robert M. Hernandez
Arthur B. Winkleblack
Section 16(a) Beneficial Ownership Reporting Compliance
Officers and Directors of RTI are required by Section 16(a) of the Securities Exchange Act of 1934 to report certain transactions in RTI’s securities, typically within two business days of the transaction. Based upon a review of RTI’s records, filings with the SEC, and written representations that no other reports were required, RTI believes that all such reports were timely filed for transactions that occurred in 2014.
Item 11.    Executive Compensation.
Compensation Discussion and Analysis
A. Executive Summary of 2014 Compensation
RTI’s executive team delivered a fifth consecutive year of sales and operating income growth in 2014. Nevertheless, performance with respect to the three financial performance goals established in RTI’s annual incentive program was below target. The majority of the named executive officers’ team goals were exceeded, and all of their personal objectives were achieved or exceeded. RTI’s relative total shareholder return for the three-year period ended December 31, 2014 resulted in an 83% payout of performance shares in early 2015.
Prior to the 2014 Annual Meeting of Shareholders, RTI conducted outreach to its 25 largest shareholders representing 85.2% of RTI’s outstanding shares. None of the shareholders suggested any changes to the design of RTI’s compensation programs, and shareholder satisfaction with RTI’s compensation programs resulted in a high approval percentage achieved

(96% of the votes cast) on RTI’s 2014 say-on-pay vote. Moreover, at the 2014 Annual Meeting of Shareholders, RTI’s shareholders approved the 2014 Stock and Incentive Plan. RTI’s Compensation Committee discussed these results at its meetings in April 2014, and took them into consideration when choosing to retain the current design of the major elements of compensation for RTI’s named executive officers.
In light of these circumstances, as more fully explained in detail below, RTI’s Compensation Committee took the following approach to the three principal components of executive compensation:

•
Salary. Base salary for 2014 increased 6.2% for RTI’s CEO and increased between 0% and 5.26% for the other named executive officers. All such increases were guided by peer group and market survey data, individual 2013 performance and expectations for future performance.

•
Annual Cash Incentive Compensation. Payment of cash incentive compensation for 2014 performance was driven primarily by performance against pre-established, objective financial goals (operating income, operating cash flow, and managed working capital as a percentage of sales), and secondarily against defined team objectives and specific individual objectives. The payments were below target, and RTI’s Compensation Committee also exercised negative discretion to reduce actual payments because despite delivering meaningful growth, RTI did not meet its 2014 business plan financial goals.

•
Long-Term Incentives. Several adjustments were made to the long-term incentive program in early 2014. The proportion of each form of long-term incentive was standardized for all non-CEO executives. In addition, the performance share award program was redesigned to include earnings per share growth as a second performance measure alongside relative total shareholder return. Long-term incentive awards were made at 110% of target levels for all named executive officers due to the improved year-over-year performance of RTI, the attainment of the highest revenues in RTI’s history, and the achievement of the highest operating income in seven years.

B. Overview and Pay Philosophy
For the 2014 executive compensation detailed in the tables that follow this discussion and analysis, the RTI board of directors empowered RTI’s Compensation Committee to discharge the RTI board of directors’ duties concerning executive compensation and to advise the RTI board of directors on RTI’s compensation philosophy, programs, and objectives.
RTI employs a comprehensive statement entitled “Pay Philosophy and Guiding Principles Governing Officer Compensation” (RTI's "Pay Philosophy"). RTI’s Pay Philosophy governs RTI’s officer compensation programs and provides that the goals of RTI’s compensation programs are to:

•	Promote achievement of RTI’s business objectives and reinforce RTI’s strategies;

•	Align the interests of RTI’s named executive officers with those of RTI’s shareholders;

•
Provide externally competitive and internally equitable compensation that rewards identifiable and measurable accomplishments and that delivers significant rewards for exceptional performance without creating incentive for the assumption of unnecessary or excessive risk; and

•	Promote retention of officers and non-officer executives who perform well.
RTI’s compensation programs, as outlined in RTI’s Pay Philosophy, are managed so as to help communicate RTI’s desired results and to promote decisions and actions by RTI’s named executive officers that produce those results. Specifically, RTI’s Pay Philosophy states that RTI’s compensation programs should be characterized by the following attributes:

•
Variability (i.e., performance-based)—a large portion of total compensation will be based on Company performance, recognizing the highly cyclical nature of RTI’s business and the need to maintain conservative compensation levels during business downturns. Salaries are to be generally maintained at competitive levels, with opportunities for significant upward shifts in total compensation to be provided by performance-based cash incentive compensation and long-term equity incentive awards;

•	Clarity—all relevant performance objectives for annual cash incentive compensation and long-term incentive programs will be clearly established and articulated;

•	Communicability—officers will be made aware of and fully understand their earnings potential for a given year and what specific actions and results are necessary to achieve that potential;

•
Strategic Emphasis—compensation programs will include recognition of the roles that various elements of compensation play in attracting, retaining, and motivating employees, the performance aspects that each element is best suited to reward, and the needs of RTI and its officers that may warrant emphasis on specific elements of pay; and

•
Risk Management—compensation programs will provide appropriate rewards for prudent risk taking, and will not create incentive for the assumption of unnecessary and/or excessive risks that would threaten the reputation or sustainability of RTI.

The RTI board of directors has implemented certain pay practices that RTI’s board of directors believes further align RTI’s compensation programs and practices with RTI’s Pay Philosophy and the interests of RTI’s shareholders, including the following:

•
No Pledging or Hedging of Company Securities. RTI’s Policy on Insider Trading, which is posted under the Investor Relations link on RTI’s website, www.rtiintl.com, prohibits RTI’s directors and officers from holding RTI securities in a margin account or otherwise pledging RTI securities as collateral for a loan. In addition, RTI’s directors, officers, and employees are prohibited from engaging in transactions in put options, call options or other derivative securities on an exchange or in any other organized market.

•
Executive Compensation Clawback Policy. RTI’s Executive Compensation Clawback Policy, which is posted under the Investor Relations link on RTI’s website, www.rtiintl.com, provides that if the RTI board of directors determines that fraud, negligence or intentional misconduct by an officer of RTI was a significant contributing factor to RTI’s having to restate all or a portion of RTI’s financial statements, the RTI board of directors has the right to cause the immediate forfeiture of any unvested equity compensation awarded to such officer to the extent permitted in the respective award agreement(s) and, during the two-year period following a cash incentive payment, to require reimbursement of any payout to the extent the payout would have been reduced due to such restatement.

•
Stock Ownership Guidelines. RTI’s board of directors has established stock ownership guidelines applicable to RTI’s executive officers, under which each participating officer has been asked to achieve certain stock ownership levels based on a percentage of base salary (calculated by award price or cost basis of the shares, as applicable). The current guidelines call for the following stock ownership goals:

CEO	5 times base salary
Other Executive Officers	3 times base salary
Under the guidelines, participants have five years from the implementation of the guidelines, or the application of a new ownership multiple (e.g., through hire or promotion), to accumulate sufficient equity through various means (including long-term incentive program awards, open market purchases, employee stock purchase plan ("ESPP") purchases, stock option exercises, restricted stock ownership, and shares owned through 401(k) or Company savings plans), after which time Board discretion will be used to address situations where the applicable guidelines have not been achieved.
C. Elements of Named Executive Officer Compensation
RTI’s Pay Philosophy is applied consistently among RTI’s named executive officers; however, the aggregate amount of compensation, and the allocation of compensation among salary, cash incentive compensation, and long-term equity incentive awards payable to RTI’s named executive officers does differ to some degree based on experience, strategic importance, level of responsibility and other position-specific factors. RTI’s comprehensive compensation program consists of the following elements for RTI’s named executive officers:

•
Base Salary. Base salary is paid to attract and retain qualified executives, to recognize consistent performance excellence over a number of years and to provide a base level of income regardless of fluctuations in Company performance. Base salaries are set within a pre-determined range, the midpoint of which is near the median of similar positions at appropriate comparator companies, and with a maximum near the 75th percentile of the comparator group. Individual base salaries and adjustments reflect a variety of individual factors, including the responsibilities and scope of the position, relevant experience, time in position, and individual performance as measured by the executive’s annual performance review.

•
Annual Cash Incentive Compensation Program. The primary purpose of RTI’s annual cash incentive compensation is to motivate RTI’s named executive officers by recognizing attainment of Company performance against pre-determined financial goals and secondarily upon satisfaction of personal and team objectives. RTI’s Pay Philosophy calls for annual cash incentive compensation for target performance as a percentage of base salary to be established near the median level for similar positions at appropriate comparator companies. After applying the objective formula set forth in the program, RTI’s Compensation Committee applies a cap of 150% of target to payouts unless an individual’s performance was extraordinary and resulted in the creation of significant shareholder value. RTI’s Compensation Committee may exercise discretion and reduce or withhold cash incentive compensation payments where either individual performance criteria or overall Company performance has not been met.

•
Long-term Incentives. Long-term incentive awards are designed specifically to reward increases in shareholder value as measured by RTI’s common stock price, as well as improvement in earnings per share. They also align the compensation of RTI’s named executive officers with those of RTI’s shareholders. Long-term incentive awards may be made in a combination of stock (restricted shares, performance shares, phantom stock, or non-restricted shares) and stock options. Target awards, as a percentage of salary, are determined with reference to comparator peer group data provided by Pay Governance LLC ("Pay Governance"), an independent consulting firm engaged by the Compensation Committee. RTI’s board of directors believes this approach keeps compensation in-line with RTI’s peers and, more importantly, puts 60% or more of long-term incentive awards at risk if future performance is not achieved.

The allocation across RTI’s three types of long-term incentive awards was standardized this year so that the value of long-term incentive grants was allocated as follows for all named executive officers in 2014:

Performance Share Awards	Restricted Shares (time-based vesting)	Stock Options
40%	35%	25%
Stock Options. RTI’s stock options are designed to align the interests of RTI’s named executive officers with those of RTI’s shareholders, and have value only if RTI’s stock price increases over time. Options are granted at fair market value on the date of grant and vest ratably over a three-year period from the date of grant.
Restricted Stock. In 2014, RTI utilized time-based restricted share awards that vest ratably over five years from the date of grant as a retention tool for RTI’s named executive officers, and to provide externally competitive compensation. Grants of restricted stock also build the ownership of RTI’s named executive officers and address the cyclical nature of RTI’s business by providing stability to the program when markets are down. Beginning in January 2015, RTI determined to grant restricted stock units instead of restricted stock, as further described in section F under the heading “Changes in Compensation for 2015” beginning on page 16 of this Amendment No. 1.
Performance Shares. Changes were made to the design of the performance share award program in 2014. This year, 50% of the award will be determined by the historic measure, which provided for potential issuance of RTI’s common stock at the end of a three-year performance period if pre-established goals relating to total shareholder return (TSR) over the three-year period are achieved. TSR for the awards was defined as the share price appreciation of RTI’s common stock (plus any dividends accrued during the performance period), as compared to the collective TSR of a peer group of companies established by RTI’s Compensation Committee (the “Performance Award Peer Group”). The comparator companies comprising RTI’s Performance Award Peer Group are Board approved and communicated to the award recipients at the time of grant of the performance share award. Additional information, including the companies comprising the Performance Award Peer Group and threshold, target, and maximum performance goals, is set forth on pages 22-25 of this Amendment No. 1.
The other 50% of the award will be determined pursuant to RTI’s performance under a second metric, earnings growth. Earnings growth will be determined by RTI’s year-over-year earnings per share from continuing operations growth (“EPS Growth”) achieved during the performance period, computed by dividing net income (loss) from continuing operations by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented, as reflected in RTI's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Recipients will have the ability to earn one-half of the EPS Growth metric target award based on the average EPS Growth over the first two years, and one-half of the EPS Growth metric target award based on EPS Growth in the third year; provided, however, that in no circumstances shall any shares be paid under the Award until the end of the performance period.

•
Health and Welfare Benefits. RTI provides certain health and welfare benefits to its named executive officers that are not tied to any individual or corporate performance objectives, and are intended to be part of an overall competitive compensation program. RTI’s named executive officers participate in these plans on the same terms as other eligible employees, subject to any regulatory limits on amounts that may be contributed by or paid to the named executive officers under such health and welfare plans.

•
Perquisites. RTI restricts the issuance of perquisites to those that serve legitimate business functions. To that end, tax preparation and financial counseling advice, certain business-related club memberships utilized by RTI as a whole, and annual executive medical exams are permitted, while personal club memberships, automobile allowances, and other perquisites are disallowed. Perquisites, including relocation benefits provided to Mr. McAuley, are discussed in greater detail in the footnotes to and narrative disclosure following the Summary Compensation Table on page 19 of this Amendment No. 1.

•	Post-Employment Compensatory Arrangements.

•
Pension Plan. RTI has a qualified defined benefit pension plan that covers Ms. Hickton and Mr. Hull. The other executive officers each joined RTI after the pension plan was closed to new participants. The benefits are based on a formula that includes a percentage of the participant’s average monthly base salary multiplied by continuous years of service. See “Executive Compensation—Retirement Benefits” beginning on page 28 of this Amendment No. 1 for a description of RTI’s defined benefit pension plan.

•
Excess Benefit Plan. RTI maintains an excess benefit plan that covers Ms. Hickton and Mr. Hull. The excess benefit plan is an unfunded, non-qualified defined benefit plan that provides additional retirement income in an amount equal to the difference between benefits that would have been received under the pension plan but for certain tax limitations imposed by the Internal Revenue Code and amounts actually payable under the pension plan. See “Executive Compensation—Retirement Benefits” beginning on page 28 of this Amendment No. 1 for a description of RTI’s Excess Benefit Plan.

•
Supplemental Pension Program. RTI’s named executive officers participate in the supplemental pension program, an unfunded, non-qualified defined benefit plan. This plan entitles RTI’s executives to specified annual benefits based upon average annual cash incentive compensation and years of service if they retire (i) after having met the eligibility requirements for an immediate pension under the provisions of the qualified Pension Plan (whether or not they are a participant in the qualified Pension Plan) or (ii) after having achieved 30 years of service prior to age 60 with the consent of RTI. See “Executive Compensation—Retirement Benefits” beginning on page 28 of this Amendment No. 1 for a description of RTI’s Supplemental Pension Program.

•
401(k) Plan. Messrs. McAuley, McCarley and Whalen and Ms. O’Connell, who are not eligible to participate in the defined benefit pension plan, may participate in RTI’s 401(k) defined contribution employee savings and investment plan, in which RTI contributes 50% of the first 8% of an executive’s base salary and cash incentive compensation contributed by the executive, subject to applicable Internal Revenue Code limits. Other named executive officers who participate in the defined benefit pension plan may participate in the 401(k) plan up to applicable Internal Revenue Code limits, but will not receive Company matching contributions.

•
Change in Control Severance Policy. Each named executive officer is eligible to participate in RTI’s Executive Change in Control Severance Policy, which entitles them to a benefit equal to 2.0 times their annual base salary and bonus (2.5 for RTI’s CEO), in each case if the executive’s employment with RTI is terminated either by RTI other than for cause, death, or disability, or by the executive for good reason, within 24 months after a change in control of RTI (as defined therein). Also, upon such event the executive will be entitled to accelerated vesting of previously unvested stock-based long-term incentive awards, and the continuation of life, disability, and health insurance benefits for a specified period. During 2010, RTI discontinued, on a prospective basis, providing an excise tax “gross-up” payment pursuant to the policy. As such, only Ms. Hickton and Messrs. Hull and Whalen are entitled to receive a “gross-up” payment under the Change in Control Severance Policy.

•
Non-Change in Control Severance Policy. Each named executive officer is also eligible to participate in RTI’s Executive Non-Change in Control Severance Policy, which entitles the named executive officers to certain severance benefits in the event that RTI terminates the executive’s employment other than for cause, death, or disability outside of the context of a change of control, if RTI breaches the executive’s employment agreement in certain circumstances or if RTI reduces the executive’s base salary without the executive’s consent. See pages 34-36 of this Amendment No. 1 for additional detail regarding these policies.

D. Overview of the Decision Making Process
Role of Compensation Consultant. RTI’s Compensation Committee reviews the compensation practices among peer companies to ensure the appropriateness of RTI’s compensation program design and compensation levels. Pay Governance, an independent consulting firm focused on delivering advisory services to compensation committees, was engaged in 2014 to report directly to RTI’s Compensation Committee as its independent compensation consultant to advise on compensation matters. Pay Governance was engaged to advise on compensation trends and best practices, plan design and the reasonableness of individual compensation awards, as well as proxy statement preparation and disclosure. RTI’s Compensation Committee has considered the independence of Pay Governance as a compensation consultant, and has determined that no conflict of interest existed that would affect Pay Governance’s independence.
Pay Governance employed a benchmarking process as an assessment tool that compares elements of RTI’s compensation programs with those of other companies with similar characteristics. The purpose of the benchmarking process is to:

•	Understand the competitiveness of current pay levels relative to peer companies with similar revenues and business characteristics;

•	Understand the alignment between executive compensation levels and Company performance; and

•	Serve as a basis for developing salary adjustments and incentive awards for RTI’s Compensation Committee’s approval.
When advising RTI’s Compensation Committee on base salary and incentive compensation, Pay Governance used market compensation data from reputable compensation surveys such as Towers Watson representing general industry companies, and a more specific analysis of proxy disclosures from publicly-owned peer companies.
The peer group was developed based on a set of characteristics that, at the end of 2013, included:

•	Annual revenues ranging from approximately half to double RTI’s revenues;

•	Relevant Global Industry Classification System (GICS) codes representing industrial manufacturing companies; and

•	Asset-intensive companies similar to RTI.
The revised peer group for 2014 compensation purposes, which consists of 20 companies, added Woodward, Inc., Kaiser Aluminum Corporation, Barnes Group, Inc., RBC Bearings, Inc., Hexcel Corporation and Quaker Chemical Corporation. The following companies comprise the 2014 compensation peer group (the “2014 Peer Group”):

Barnes Group	LMI Aerospace Inc.	Dril-Quip, Inc.	Horsehead Holding Corp.
Eagle Materials	Quaker Chemical Co.	Hexcel Corp.	NN Inc.
Kaiser Aluminum Corp.	Castle (AM) & Co.	Myers Industries Inc.	Woodward, Inc.
Olympic Steel Inc.	Haynes International Inc.	Universal Stainless & Alloy
Carpenter Technology Corp.	Materion Corporation	Products, Inc.
Esterline Technologies Corp.	RBC Bearings Inc.	Ducommun Inc.
Pay practices of the 2014 Peer Group were analyzed with respect to base salary, target annual cash incentive opportunities, and long-term incentives. The 2014 peer group data was supplemented by broader general industry data from the compensation surveys to facilitate the evaluation of compensation levels and design. When survey data was used, the base salary data was sized accordingly based on the revenue responsibilities of the named executive officer using regression equations provided by the survey.
Using this peer group benchmarking approach, Pay Governance presented ranges of base salary, target annual cash incentive payments as a percentage of salaries, and target long-term incentives as a percentage of salaries for each of RTI’s named executive officers to RTI’s Compensation Committee.
Process for Establishing Base Salary and Long-Term Incentive Awards. At its January 2014 meeting, RTI’s Compensation Committee reviewed and considered recommendations of RTI’s CEO and information presented by Pay Governance with respect to the other executive officers relating to base salary and then, with the assistance of the RTI board of directors, reviewed the performance of RTI’s CEO. RTI’s Compensation Committee also reviewed tally sheets summarizing each named executive officer’s current compensation, aggregate stock holdings and benefits. The overall purpose of the tally sheets is to bring together, in one place, all elements of compensation, including compensation obligations upon various termination scenarios, so RTI’s Compensation Committee can analyze both the individual elements of compensation (including the compensation mix) as well as total compensation. After discussing potential payments in executive session with the RTI board of directors, with and without RTI’s CEO present, RTI’s Compensation Committee made a final determination as to base salaries for 2014 and awards of 2014 long-term, equity-based compensation, in each case consistent with RTI’s Pay Philosophy.
Process for Establishing 2014 Annual Incentive Compensation Program. In January 2014, RTI’s Compensation Committee reviewed the annual incentive compensation program designed by Pay Governance, which was similar to the 2011, 2012, and 2013 programs utilized by RTI’s Compensation Committee, and decided to continue to refer to this program, with slight modifications, as the basis for awarding 2014 annual incentive compensation. The 2014 annual incentive program (the “2014 Program”) was designed as a performance-based program, with achievement benchmarked against Company-wide financial goals, team objectives, and personal objectives. RTI’s Compensation Committee retained discretion to adjust the final awards in light of various factors including unplanned or unintended Company gains or losses or extraordinary events, unplanned events outside of the control of management, changes in accounting standards and changes in shareholder value. Final payments in excess of 150% of target would be made only if management’s performance had been exemplary and significant shareholder value was created. RTI’s Compensation Committee considered the recommendations of the CEO and determined that the three primary performance measures would be Company operating income, operating cash flow, and managed working capital as a percentage of sales. Specific targets for each of these performance measures were established by RTI’s Compensation Committee and approved by the RTI board of directors based upon consideration of RTI’s annual operating plan, historic actual performance, potential one-time items, and the current economic environment. In addition, team and individual performance goals were set for each officer based on recommendations from the CEO and input from RTI’s Compensation Committee and the RTI board of directors.
Between December 2014 and January 2015, RTI’s CEO reviewed the performance of RTI’s other named executive officers against the 2014 Program goals and objectives and presented RTI’s 2014 accomplishments in each segment and how such achievements were aligned to RTI’s long-term strategic plan to RTI’s Compensation Committee. RTI’s CEO also presented an assessment of each named executive officer’s achievement against the pre-established financial goals, team objectives, and personal objectives.
At its January 2015 meeting, RTI’s Compensation Committee reviewed and considered the recommendations of RTI’s CEO and information presented by Pay Governance with respect to target compensation for the other executive officers and then reviewed the performance of RTI’s CEO in the same manner that the CEO evaluated the other executive officers. RTI’s Compensation Committee discussed the potential payments in executive session with the RTI board of directors, with and without the CEO present. RTI’s Compensation Committee then made the final determination as to incentive compensation payments for 2014 performance, which included the exercise of negative discretion, consistent with RTI’s Pay Philosophy, which is discussed in Section E below.
E. Analysis of Compensation Awards for RTI’s Named Executive Officers
Base Salary. Salaries earned by RTI’s named executive officers for 2012, 2013, and 2014 are set forth in the table entitled “Summary Compensation Table” located on page 19 of this Amendment No. 1. In January 2014, RTI’s Compensation Committee determined to increase base salaries for each of RTI’s named executive officers as set forth below, effective February 14, 2014.

Named Executive Officer	Annualized 2013 Base Salary	New Base Salary Effective February 14, 2014	Percentage Increase
Dawne S. Hickton	$650,000	$690,000	6.15%
Michael G. McAuley(1)	—	$375,000	—
William T. Hull	$338,000	$338,000	0.00%
James L. McCarley	$475,000	$500,000	5.26%
Patricia A. O’Connell	$430,000	$440,000	2.33%
Chad Whalen	$305,000	$325,000	6.56%

(1)	Mr. McAuley’s salary was set in July 2014 when he joined RTI.
The increase was premised upon a review of comparative market data on base salary ranges provided by Pay Governance, which took into account the increase in the size of RTI as a result of its acquisitions over the preceding year, and the prevalence of merit increases across industries. In making this determination, RTI’s Compensation Committee considered salary history, experience in the position, the amount of the increase of the salary level over the current compensation, relative internal positioning, and individual performance and contribution to RTI.

Annual Incentive Compensation. Annual incentive compensation target amounts were established as a percentage of each named executive officer’s base salary. For 2014, the CEO’s target cash incentive compensation was increased to 90% of her base salary to more closely align it with the market median. The target cash incentive compensation amounts were as follows:

Named Executive Officer	Target Cash Incentive Compensation (as percentage of base salary)
Dawne S. Hickton	90%
Michael G. McAuley	50%
William T. Hull	50%
James L. McCarley	60%
Patricia A. O’Connell	60%
Chad Whalen	50%
So as to enhance the pay-for-performance alignment of the program, as well as the clarity and communicability to management of opportunities and expectations, RTI’s Compensation Committee has, with the assistance of Pay Governance, implemented a formulaic annual incentive program. RTI’s Pay Philosophy continues to provide RTI’s Compensation Committee with discretion to adjust awards accordingly to reflect such things as business or economic conditions or shareholder value creation or lack thereof.
At its January 2014 meeting, RTI’s Compensation Committee approved pre-established performance goals for three Company financial metrics: operating income; managed working capital as a percentage of sales; and operating cash flow. Operating cash flow replaced return on invested capital to reflect management’s focus on cash generation. In addition, pre-established team and individual personal objectives in support of RTI’s overall corporate strategy were established. The weightings of the performance metrics in the 2014 Program were changed to increase the weighting of the operating income metric, which management believes is the most important profitability measure that it uses to judge its performance and likewise is the profitability metric that is regularly communicated by management to the public. The following table illustrates the weightings for the performance metrics under the 2014 Program:

Weighting Metric	CEO	Other NEOs
Operating Income	45%	36%
Managed Working Capital as a Percentage of Sales	15%	12%
Operating Cash Flow	15%	12%
Team and Individual Personal Objectives	25%	40%
RTI’s Compensation Committee continued to weight the financial goals more heavily than the team and personal goals for Ms. Hickton so that her annual incentive compensation would be most influenced by the overall financial performance of RTI.
A formal performance range around each performance goal was established to determine the payout for varying levels of actual performance. RTI’s Compensation Committee determined that, given the cyclicality of the industry, which directly impacts Company results, wide performance ranges resulting in a more gradual payment curve would be appropriate. For each financial metric, performance between 50% of target and 150% of target would result in suggested payouts to range between 50% of target and 200% of target, in line with typical market design for companies in cyclical industries. In evaluating each team and individual personal objective, credit would be determined as follows: 50% for threshold performance, 75% partially achieving performance, 100% for achieving the objective, 150% for partially exceeding the objective, and 200% for maximum performance.

RTI’s Compensation Committee carefully analyzed the appropriate performance goals for the three financial metrics. The primary reference for establishing financial goals has been RTI’s annual operating plan. For 2014, RTI’s annual operating plan reflected an improvement in managed working capital as a percentage of sales over 2013 and an increase in operating income. RTI’s performance in 2014 resulted in below-target performance of its three financial goals, and it only achieved threshold performance with respect to managed working capital as a percentage of sales. The following table summarizes the actual 2014 performance relative to the pre-established performance goals for the three financial metrics:

Financial Metric	Target Performance Goal	Actual 2014 Performance(1)	Performance Against Target
Operating Income	$83 million	$70 million	84.3%
Operating Cash Flow(2)	$100.4 million	$54.4 million	54.2%
Managed Working Capital as a Percentage of Sales(3)	60.1%	62.9%	53.0%

(1)
The named executive officers were paid using the preliminary performance results reflected in this table. Final 2014 performance resulted in a decrease in operating cash flow to $53.9 million rather than $54.4 million and an increase in managed working capital percentage of sales to 63.7% rather than 62.9%.

(2)	Operating Cash Flow equals Cash Provided by Operating Activities as reported in the Company’s Original Form 10-K.

(3)
Managed Working Capital as Percentage of Sales equals (Trade Accounts Receivable + Costs in Excess of Billings + Inventory – Accounts Payable – Billings in Excess of Costs – Unearned Revenue) ÷ Net Sales

Most of the shared short-term team objectives, which are designed to touch upon various aspects of RTI’s operations and business that RTI’s Compensation Committee has determined are key areas for RTI’s continued growth and development, were achieved, and in fact performance exceeded the target for all but two goals. Further, all individual personal objectives were at least achieved at the target level. The following tables summarize the named executive officer’s performance against the shared team and individual personal objectives, except for Ms. O’Connell, who did not receive a payment under the 2014 Program due to the expiration of her employment agreement.
Team Objectives

Shared Team Objective	Performance
• Achieve RTI’s safety objectives	Achieved

• Achieve target adjusted return on invested capital of 6.8%(1)	Achieved

• Identify and substantially complete two key acquisitions consistent with RTI’s 2017 Strategic Plan	Exceeded

• Complete a strategic “One Company” action plan and complete at least one synergy project	Exceeded

• Conduct a review to identify appropriate energy-related acquisition targets and initiate solicitations	Exceeded

(1)
Adjusted return on invested capital will be calculated as follows: the denominator will be fixed and be based on RTI’s capital base (debt plus equity) as of the end of 2013 ($1,206 million) and the numerator will be Annual Operating Plan ("AOP") operating earnings. This calculation will be adjusted for the impact of acquisitions, restructurings, and impairments.

Individual Personal Objectives
Dawne S. Hickton—Vice Chair, President and Chief Executive Officer

• Evaluate the finance and accounting organizational structure, competencies, skill sets and staffing	Achieved

• Advance the role of RTI within the industry as a leader in titanium powder manufacturing within the context of industry-wide manufacturing initiatives, including the successful integration of at least one technology acquisition and positioning with two or more key customers
Exceeded

• Continue to improve return on invested capital ("ROIC") year-over-year to meet metric that is at 50th percentile or above peer group by end of 2015	Achieved

• Continue to enhance succession planning and talent leadership training process, focusing on internal candidates and enhancing opportunities for inclusion	Exceeded

Michael G. McAuley—Senior Vice President, Chief Financial Officer and Treasurer

• Acquire knowledge of RTI’s products, manufacturing, people, key customers and programs via site visits and operations reviews of every key site and business team by end of 2014	Achieved

• Assess finance and accounting organizational structure, competencies, skill sets and staffing and develop a plan for migration in late 2014 and early 2015	Achieved

• Complete material weakness remediation plans on schedule and incur no new material weaknesses or restatements during 2014	Achieved

• Identify and work on at least one key transaction	Achieved

• Work with the legal and human resources teams to evaluate opportunities to consolidate pension plans, simplify processes, reduce control risk and potentially reduce pension funding	Achieved
William T. Hull—Senior Vice President and Chief Risk Officer

• Oversee the successful remediation of three material weaknesses	Achieved

• Develop formal annual business process reviews with business unit management and corporate to identify high-risk areas and/or rapidly changing environments requiring additional risk management and to ensure that the proper accounting policies and practices are in place; then manage the process reviews to identify the top five accounting and reporting risks across the organization and develop and implement remediation or mitigation plans
Achieved

• Work with legal, accounting and human resources to evaluate and revamp the administration of RTI’s equity plans	Achieved

• Expand on RTI’s framework for assessing and managing risks within each business unit and across the organization	Achieved

• Oversee the successful integration of functional aspects of new acquisitions	Achieved

• Collaborate with management on cost reduction and/or cash improvement efforts focusing on improved operating earnings and positive free cash flow in line with RTI’s 2017 Strategic Plan	Achieved
James L. McCarley—Executive Vice President-Operations

• Realize reduction in 2014 melted material costs versus 2013 and overall sheet and round billet yield improvement	Achieved

• Expand product offering at Medical to include at least one new product or capability	Achieved

• Reduce total OSHA recordable hand injury incidents	Achieved

• Improve consolidated inventory days	Achieved

• Implement 2013 baseline sustainability metrics for each reporting segment and a baseline sustainability improvement plan	Achieved
Chad Whalen—General Counsel & Senior Vice President

• Work with Ms. O’Connell to analyze RTI’s approach to commercial contract negotiation and contract management and define and implement enhancements to this business process	Achieved

• Identify a worthwhile professional group and take an active role in same to expand RTI’s network of contacts in the corporate legal community.	Exceeded

• In coordination with the finance and accounting departments, evaluate and revamp RTI’s approach to the administration of RTI’s equity plans and programs. This objective includes the comprehensive review of RTI’s transfer agent, RTI’s stock option exercise program, ESPP, and 401(k) stock fund, as well as evaluating the potential outsourcing of RTI’s equity award management and tracking, which is currently a manual process involving Accounting, HR and Legal.
Exceeded

The table below sets forth the target cash incentive compensation amounts, the amounts earned and payable under the 2014 Program, and the actual cash incentive compensation paid for performance in the 2014 fiscal year:

Named Executive Officer	Target Cash Incentive Compensation	Earned Cash Incentive Compensation	Actual Cash Incentive Compensation Awarded
Dawne S. Hickton	$621,000	$533,439	$525,000
Michael G. McAuley(1)	$187,500	$83,532	$80,000
William T. Hull	$169,000	$149,565	$140,000
James L. McCarley	$300,000	$267,300	$250,000
Patricia A. O’Connell	$—	$—	$—
Chad Whalen	$162,500	$155,350	$150,000

(1)	Mr. McAuley’s actual 2014 annual incentive program award is prorated to reflect his hiring half-way through 2014.
RTI’s Compensation Committee exercised negative discretion, which resulted in the actual payment being less than the amount earned after applying the weightings and methodology of the 2014 Program. The final annual incentive payouts were determined by RTI’s Compensation Committee to be between 82.8% and 85.3% of target payout.
Long-term incentive awards. Long-term equity-based incentives award grants were made to the then-named executive officers in January 2014 under the 2004 Stock Incentive Plan. The long-term incentive grant made to Mr. McAuley in July 2014 was made from the 2014 Stock and Incentive Plan. Consistent with RTI’s Pay Philosophy and 2014 Peer Group data compiled by Pay Governance, 2014 long-term awards were made at 10% higher than target levels due to RTI’s above-target performance in 2013.

Named Executive Officer	2014 Target Equity Award as a Percentage of Salary	Modifier to Reflect Improved 2013 Performance	2014 Award Value as Percentage of Base Salary Awarded
Dawne S. Hickton	170%	10%	187%
Michael G. McAuley	80%	10%	88%
William T. Hull	80%	10%	88%
James L. McCarley	105%	10%	116%
Patricia A. O’Connell	100%	10%	110%
Chad Whalen	80%	10%	88%
In each case, awards consisted of time-based restricted stock, stock options, and performance shares. For additional information regarding the specific awards received and the amounts of such awards, see the “Grants of Plan-Based Awards Table” and accompanying narrative beginning on page 21 of this Amendment No. 1.
F. Changes in Compensation for 2015
During RTI’s Compensation Committee’s meeting in January 2015, salary recommendations for the named executive officers were reviewed, discussed, and determined for 2015 as follows:

Named Executive Officer	Annualized 2014 Base Salary	New Base Salary Effective February 2015	Percentage Increase
Dawne S. Hickton	$690,000	$745,000	7.97%
Michael G. McAuley	$375,000	$425,000	13.33%
William T. Hull	$338,000	$355,000	5.03%
James L. McCarley	$500,000	$540,000	8.00%
Patricia A. O’Connell	$440,000	$—	—
Chad Whalen	$325,000	$375,000	15.38%
Based on the comparative market data reviewed, performance in 2014 and expectations for 2015 performance, RTI’s Compensation Committee believes these salaries to be appropriate for 2015 and consistent with RTI’s Pay Philosophy.

Also in January 2015, RTI’s Compensation Committee reviewed the target award values for long-term incentives for RTI’s named executive officers and increased the target percentages based on market data presented by Pay Governance and also made grants for the named executive officers at 110% of target due to the improved year-over-year performance of RTI and five consecutive years of record sales and operating income growth.

Named Executive Officer	2014 Target Equity Award Value as a Percentage of Salary	2015 Target Equity Award Value as a Percentage of Salary	Modifier to Reflect Improved 2014 Performance	Total Equity Award Value as a Percentage of Salary
Dawne S. Hickton	170%	215%	10%	237%
Michael G. McAuley	—	85%	10%	94%
William T. Hull	80%	85%	10%	94%
James L. McCarley	105%	110%	10%	121%
Patricia A. O’Connell	100%	—	—	—
Chad Whalen	80%	85%	10%	94%
Finally, in January 2015, RTI’s Compensation Committee determined to grant restricted stock units, which are a contractual promise to issue shares of stock at a future vesting date, instead of restricted stock to the named executive officers primarily because restricted stock units offer some tax advantages over restricted stock for retirement-eligible participants. After consultation with Pay Governance, RTI’s Compensation Committee set the vesting period for the restricted stock unit awards as ratably over three years, as opposed to the vesting period for restricted stock awards, which had been ratably over five years.
G. Tax Considerations
RTI’s Compensation Committee considers the impact of the applicable tax laws with respect to executive compensation. In certain circumstances, applicable tax laws impose potential penalties on compensation or result in a loss of deduction to RTI for such compensation. Participation in and compensation paid under RTI’s plans, contracts, and compensation arrangements may result in the deferral of compensation that is subject to the requirements of Section 409A of the Internal Revenue Code. While RTI intend for its plans, contracts, and compensation arrangements to be structured and administered in a manner that complies with the requirements of Section 409A, to the extent that RTI’s plans, contracts, and compensation arrangements fail to meet certain requirements under Section 409A, compensation earned thereunder may be subject to immediate taxation and tax penalties.
With certain exceptions, Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain covered employees. Compensation paid to covered employees is not subject to the deduction limitation if it is considered “qualified performance-based compensation.” RTI’s Compensation Committee reserves the right to provide both market and performance-based compensation to covered employees. Certain awards, such as stock options, are intended to qualify for deduction under Section 162(m). Other types of awards, such as restricted shares, however, may not qualify for the performance-based exception, and therefore may not be deductible under Section 162(m). RTI’s annual cash incentive compensation program is not intended to qualify for deduction under Section 162(m). While RTI’s Compensation Committee considers the tax impact of any compensation arrangement, it reserves the right to approve non-deductible compensation that is consistent with RTI’s overall Pay Philosophy.
If a change in control of RTI results in the payment of severance or the accelerated vesting of equity-based awards, a disqualified individual could, in some cases, be considered to have received “parachute payments” within the meaning of Sections 280G and 4999 of the Internal Revenue Code. A disqualified individual can be subject to a 20% excise tax on excess parachute payments and RTI can be denied a tax deduction. RTI’s Executive Change in Control Severance Policy discussed above provides that if it is determined any payment or benefit thereunder would constitute an excess parachute payment, RTI will pay a gross-up payment, subject to certain limitations, such that the net amount retained by the disqualified person after the application of any excise taxes will be equal to such payments or distributions. Gross-up payments will not be deducted by RTI. Although gross-up benefits in connection with the excise tax on excess parachute payments were eliminated in 2010 on a going forward basis for new executives, such payments may be made to persons covered by the policy prior to 2010.
Compensation Committee Interlocks and Insider Participation
RTI’s Compensation Committee currently consists of Messrs. Booker, Hess, Howard, and Moss and Ms. Holiday. None of the current members of the Committee has ever been an officer or employee of RTI or any of its subsidiaries. None of RTI’s executive officers serve or have served as a member of the RTI board of directors, Compensation Committee, or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of RTI’s directors or on RTI’s Compensation Committee.
Compensation Committee Report
The Compensation Committee discharges the RTI board of directors’ duties concerning executive compensation and prepares the report on such compensation required by the SEC.
Members of the Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based on their reviews and discussions, the Compensation Committee recommended to RTI’s Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.
Daniel I. Booker (Chairman)
David P. Hess
Edith E. Holiday
Jerry Howard
Bryan T. Moss

Summary Compensation Table

Name and Principal Position(1)(a)	Year(b)	Salary ($)(c)	Bonus ($)(2) (d)	Stock Awards ($)(3)(4) (e)	Option Awards ($)(3)(f)	Non-Equity Incentive Plan Compensation ($)(5)(g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)(h)	All Other Compensation ($)(7)(i)	Total ($)(j)
Dawne S. Hickton	2014	$685,385	$—	$789,277	$265,962	$525,000	$1,111,599	$24,368	$3,401,591
Vice Chair, President and	2013	646,538	—	899,054	228,834	411,450	524,077	20,790	2,730,743
Chief Executive Officer	2012	617,692	—	699,227	177,367	616,590	776,081	19,241	2,906,198
Michael G. McAuley	2014	171,635	—	—	121,700	80,000	1,187	153,714	528,236
Senior Vice President, Chief	2013	—	—	—	—	—	—	—	—
Financial Officer and Treasurer	2012	—	—	—	—	—	—	—	—
William T. Hull	2014	338,000	—	193,159	65,083	140,000	227,330	—	963,572
Senior Vice President and	2013	336,500	—	207,481	70,560	125,000	103,865	—	843,406
Chief Risk Officer	2012	323,846	—	183,346	62,081	205,563	163,718	—	938,554
James L. McCarley	2014	497,115	—	357,769	120,560	250,000	100,696	8,750	1,334,890
Executive Vice President-	2013	468,077	—	373,283	95,018	247,950	55,265	8,750	1,248,343
Operations	2012	413,269	—	310,760	78,836	307,266	37,550	8,500	1,156,181
Patricia A. O’Connell	2014	438,846	50,000	307,158	103,494	—	9,194	269,858	1,178,550
Executive Vice President-	2013	396,923	100,000	1,095,066	93,358	237,360	6,251	381,637	2,310,595
Commercial	2012	—	—	—	—	—	—	—	—
Chad Whalen	2014	322,692	—	174,307	58,734	150,000	56,997	8,750	771,480
General Counsel and	2013	300,385	—	118,136	51,778	145,790	32,567	8,750	657,406
Senior Vice President	2012	264,192	—	104,949	45,758	134,196	28,154	19,515	596,764

(1)
Mr. McAuley was hired July 1, 2014. Ms. O’Connell was hired January 14, 2013 and she was no longer an executive officer of RTI as of January 31, 2015. Mr. Hull was Senior Vice President and Chief Financial Officer until June 19, 2014.

(2)	Cash compensation paid to Ms. O’Connell in 2013 and 2014 as her signing bonus.

(3)
Represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 (excluding the effect of estimated forfeitures), of restricted stock, performance shares, and option awards issued by RTI during the years presented. The grant date fair value of restricted stock awards is based on the average of the high and low market prices on the date of grant. The grant date fair value of stock option awards is based on the Black-Scholes option pricing model. The actual value, if any, that a named executive officer may realize upon exercise of stock options will depend on the excess of the stock option price over the exercise price on the date of exercise. As such, there is no assurance that the value realized by a named executive officer will be at or near the value estimated by the Black-Scholes model. The grant date fair value of the performance share awards granted was calculated using a Monte Carlo model which incorporates the market-based performance conditions within the grant. The assumptions used in determining the grant date fair values of the 2014 awards are set forth in Note 15 to RTI’s Consolidated Financial Statements, which is included in RTI’s Original Form 10-K.

(4)
The grant date fair value of the performance share awards included in this column was calculated based on the probable outcome of the performance condition, as determined at the grant date. The 2014 grant date fair value of the performance share awards, if they were calculated at the maximum payout for each of the named executive officers, would have been: Ms. Hickton: $727,690; Mr. McAuley: $0; Mr. McCarley: $329,842; Ms. O’Connell: $283,202; Mr. Hull: $178,094; and Mr. Whalen: $160,726.

(5)
Cash incentive compensation awarded to the named executive officers for their performance in accordance with the 2012 annual cash incentive program, the 2013 annual incentive program and the 2014 Program in which awards were earned during a given fiscal year and paid in the first quarter of the following fiscal year.

(6)
Reflects the increase during the year presented in actuarial present values of each named executive officer’s accumulated benefits under the Pension Plan for Eligible Salaried Employees, the Supplemental Pension Plan and Excess Benefit plans. These amounts were determined using interest rate and mortality rate assumptions consistent with those used in RTI’s Consolidated Financial Statements, which are included in RTI’s Original Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015. There are many assumptions that are used to determine the present value of accumulated pension benefits, with interest rates (i.e., discount rates) and mortality assumptions being two of the key assumptions. Generally, a decrease in the interest rate increases the present value of pension benefits. In 2014, RTI adopted an updated mortality table which increased the present value of pension benefits for each of the participants. The degree of changes in the present value depends on the age of the employee, when the benefit payments are projected to begin, and how long the benefits are expected to last.

(7)
Represents the aggregate incremental cost to RTI with respect to the perquisites and other personal benefits provided to the named executive officer in each year presented. See the table entitled “All Other Compensation Table” below for further information on perquisites and other personal benefits provided to RTI’s named executive officers.

All Other Compensation Table
The following table describes each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Perquisites(1)	Relocation Benefits(2)	Tax Reimbursements(3)	Insurance Premiums	Company Contributions to DC Plans(4)	Severance Payments/ Accruals(5)	Change in Control Payments/ Accrual	Total
Dawne S. Hickton	2014	$24,368	N/A	N/A	N/A	$—	N/A	N/A	$24,368
	2013	20,790	N/A	N/A	N/A	—	N/A	N/A	20,790
	2012	19,241	N/A	N/A	N/A	—	N/A	N/A	19,241
Michael G. McAuley	2014	—	118,731	29,791	N/A	5,192	N/A	N/A	153,714
	2013	—	N/A	N/A	N/A	—	N/A	N/A	—
	2012	—	N/A	N/A	N/A	—	N/A	N/A	—
William T. Hull	2014	—	N/A	N/A	N/A	—	N/A	N/A	—
	2013	—	N/A	N/A	N/A	—	N/A	N/A	—
	2012	—	N/A	N/A	N/A	—	N/A	N/A	—
James L. McCarley	2014	—	N/A	N/A	N/A	8,750	N/A	N/A	8,750
	2013	—	N/A	N/A	N/A	8,750	N/A	N/A	8,750
	2012	—	N/A	N/A	N/A	8,500	N/A	N/A	8,500
Patricia A. O’Connell	2014	14,532	N/A	N/A	N/A	8,750	246,576	N/A	269,858
	2013	—	248,583	124,304	N/A	8,750	N/A	N/A	381,637
	2012	—	N/A	N/A	N/A	—	N/A	N/A	—
Chad Whalen	2014	—	N/A	—	N/A	8,750	N/A	N/A	8,750
	2013	—	N/A	—	N/A	8,750	N/A	N/A	8,750
	2012	11,015	N/A	—	N/A	8,500	N/A	N/A	19,515

(1)
Amounts show the aggregate incremental cost to RTI in 2014 for all perquisites and personal benefits for the listed individuals in the event that such amounts exceeded $10,000 in the aggregate. Perquisites and personal benefits for 2014 consisted of (i) annual tax preparation and financial counseling services for each named executive officer and (ii) annual executive physical examination and diagnostic services at a designated medical facility. In addition, Ms. Hickton maintains business-related club memberships which are used by RTI as a whole. Unless a dollar amount is included in this footnote, none of these benefits exceeded the greater of $25,000 or 10% of the total amount of these benefits for the listed individuals, and as such are not separately quantified.

(2)
Reflects RTI’s payment of relocation benefits pursuant to RTI’s relocation policy related to Mr. McAuley’s and Ms. O’Connell’s moves to Pittsburgh, Pennsylvania upon joining RTI. For Mr. McAuley, such amounts included $41,394 in brokers’ commission. For Ms. O’Connell, such amounts include $88,000 for the relocation service provider’s loss on the sale of Ms. O’Connell’s residence and $45,720 in brokers’ commission.

(3)	Reflects RTI’s reimbursement of tax payments made related to Mr. McAuley’s and Ms. O’Connell’s relocation benefits.

(4)
Reflects RTI’s 401(k) matching contribution for the named executive officer. Messrs. McAuley, McCarley and Whalen and Ms. O’Connell are the only named executive officers participating in RTI’s defined contribution 401(k) plan who received matching contributions.

(5)	Reflects the amount of a separation payment made to Ms. O’Connell after her letter agreement expired.

Grants of Plan-Based Awards Table- 2014

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards ($)(1)			Non- Equity Rights (#)	Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/sh)(5)	Grant Date Fair Value of Stock and Option Awards(6)
		Threshold	Target	Maximum		Threshold	Target	Maximum
Dawne S. Hickton	1/31/2014	$310,500	$621,000	$1,242,000	—	—	—	—	—	—	$—	$—
	1/31/2014	—	—	—	—	5,195	10,391	20,782	—	—	—	363,845
	1/31/2014	—	—	—	—	—	—	—	—	17,719	31.19	265,962
	1/31/2014	—	—	—	—	—	—	—	13,640	—	—	425,432
Michael G. McAuley	1/31/2014	93,750	187,500	375,000	—	—	—	—	—	—	—	—
	1/31/2014	—	—	—	—	—	—	—	—	—	—	—
	7/24/2014	—	—	—	—	—	—	—	—	10,000	25.12	121,700
	1/31/2014	—	—	—	—	—	—	—	—	—	—	—
William T. Hull	1/31/2014	84,500	169,000	338,000	—	—	—	—	—	—	—	—
	1/31/2014	—	—	—	—	1,271	2,543	5,086	—	—	—	89,047
	1/31/2014	—	—	—	—	—	—	—	—	4,336	31.19	65,083
	1/31/2014	—	—	—	—	—	—	—	3,338	—	—	104,112
James L. McCarley	1/31/2014	150,000	300,000	600,000	—	—	—	—	—	—	—	—
	1/31/2014	—	—	—	—	2,355	4,710	9,420	—	—	—	164,921
	1/31/2014	—	—	—	—	—	—	—	—	8,032	31.19	120,560
	1/31/2014	—	—	—	—	—	—	—	6,183	—	—	192,848
Patricia A. O’Connell	1/31/2014	132,000	264,000	528,000	—	—	—	—	—	—	—	—
	1/31/2014	—	—	—	—	2,022	4,044	8,088	—	—	—	141,601
	1/31/2014	—	—	—	—	—	—	—	—	6,895	31.19	103,494
	1/31/2014	—	—	—	—	—	—	—	5,308	—	—	165,557
Chad Whalen	1/31/2014	81,250	162,500	325,000	—	—	—	—	—	—	—	—
	1/31/2014	—	—	—	—	1,147	2,295	4,590	—	—	—	80,363
	1/31/2014	—	—	—	—	—	—	—	—	3,913	31.19	58,734
	1/31/2014	—	—	—	—	—	—	—	3,012	—	—	93,944

(1)
Potential threshold, target and maximum payments to the named executive officers pursuant to the 2014 Program. RTI’s 2014 Program pays from 0% to 200% of the target award based on performance against predetermined metrics, although the award payout is generally capped at 150% of target unless significant shareholder value is created during the performance period.

(2)
Reflects the number of shares underlying performance share awards granted in 2014 to the named executive officers. Performance share awards earn shares of RTI’s common stock in amounts ranging from 0% to 200% of the target number of shares based 50% upon the total shareholder return of RTI compared to a designated peer group over a pre-determined performance period and 50% on RTI’s earnings growth as described on page 23.

(3)	Shows the number of shares of restricted stock granted in 2014 to the named executive officers. These awards vest ratably in five equal annual installments beginning one year after the grant date.

(4)
Reflects the number of shares underlying stock option awards granted in 2014 to the named executive officers. These awards vest ratably in three equal annual installments beginning one year after the grant date.

(5)	Represents the exercise price for the stock options granted, which is determined based on the average of the high and low market prices of RTI’s common stock on the date of grant.

(6)
Represents the grant date fair value of the award determined in accordance with the FASB’s authoritative guidance. The grant date fair value for restricted stock awards is based on the average of the high and low market prices on the date of grant. The grant date fair value for stock option awards is based on the Black-Scholes option pricing model. The actual value, if any, that a named executive officer may realize upon exercise of stock options will depend on the excess of the stock price over the base value on the date of exercise. As such, there is no assurance that the value realized by a named executive officer will be at or near the value estimated by the Black-Scholes model. The grant date fair value of the performance share awards granted was calculated using a Monte Carlo model, which incorporates the market-based performance conditions within the grant. The assumptions used in determining the grant date fair value of these awards are set forth in Note 15 to RTI’s Consolidated Financial Statements, which are included in the Original Form 10-K.

The tables above summarize the total compensation paid to or earned by each of RTI’s named executive officers for the fiscal year ended December 31, 2014. The narrative below describes current employment agreements and material employment terms with each of RTI’s named executive officers, as applicable, and provides additional information with respect to the compensation components set forth in the above tables.
Letter Agreements
RTI has entered into letter agreements with each named executive officer. In connection with a review of various retirement benefit plans and to enhance certain retention aspects of the plans with respect to key management, in January 2015, Ms. Hickton’s Letter Agreement was amended to provide that if her employment is terminated prior to attaining age 62 (i) by RTI without cause (as defined), whether or not in connection with a change in control (as defined), or (ii) by Ms. Hickton for good reason (as defined) in connection with a change in control, then she will be eligible to receive a payment equal to the difference between the pension benefits she would have received under certain Company retirement plans in which Ms. Hickton participates as though she had retired at age 62, and the actual benefits received by her under such plans. The plans in which Ms. Hickton participates are the Pension Plan for Eligible Salaried Employees of RMI Titanium Company, as amended, the RTI International Metals, Inc. Excess Benefit Plan, as amended, and the RTI International Metals, Inc. Supplemental Pension Program, as amended. Separately, Ms. O’Connell’s Letter Agreement expired in January 2015 and was not renewed.
Except as described below, each of the five letter agreements is identical. In each case the named executive is employed by RTI for an initial three-year term, which is automatically extended for additional one year periods thereafter until the executive attains age 65 unless either RTI or the executive gives prior notice that the agreement will not be extended. RTI may terminate an agreement at any time for any reason, including “cause” as defined (see page 34 of this Amendment No. 1 for the definition). If employment is terminated for “cause” he or she will be entitled to no further compensation other than accrued and unpaid base salary as of the date of termination. If employment is terminated other than for cause and not in connection with a “change in control” of RTI, then RTI’s Executive Non-Change in Control Severance Policy, as described on page 36 of this Amendment No. 1, governs. If employment is terminated other than for cause and in connection with a “change in control” of RTI, then RTI’s Executive Change in Control Severance Policy, as described on pages 34-35 of this Amendment No. 1, will control. Due to RTI’s proactive revision to the Executive Change in Control Severance Policy, described on page 10, only Ms. Hickton and Messrs. Hull and Whalen will be entitled to receive any “gross-up” payments under the Executive Change in Control Severance Policy for any excise tax imposed by Section 4999 of the Internal Revenue Code.
Payment under each letter agreement is predicated on the named executive officer adhering to the non-competition and non-solicitation provisions set forth in each agreement for a period equal to the longer of 12 months (24 months in the case of Ms. Hickton; 18 months in the case of Mr. McAuley) after termination of employment or the period during which severance benefits are received.
Under the letter agreements, each named executive officer will be paid the annual salary set forth therein, subject to increases from time to time at the discretion of the RTI board of directors. Each named executive officer is also eligible to receive annual cash incentive compensation as determined by the RTI board of directors consistent with RTI’s Pay Philosophy, and will be eligible to participate in RTI’s stock incentive plans. Each named executive officer is also entitled to paid vacation and other benefits in accordance with RTI’s existing policies and future applicable employee benefit programs including RTI’s Supplemental Pension Program and Excess Benefit plans, as they may be amended from time to time. For further information regarding RTI’s Supplemental Pension and Excess Benefit Plan, see page 29 of this Amendment No. 1.
Awards under the 2004 Stock Plan
RTI’s 2004 Stock Plan permits the granting of awards, which may be made in a combination of stock (restricted share awards, performance shares, phantom stock or non-restricted shares) and stock options. In 2014, RTI utilized a mix of incentive stock options, restricted share awards, and performance share awards, with each vesting over time.

•
Stock Options: Incentive stock options were granted to RTI’s named executive officers as set forth in the Grant of Plan Based Awards Table above. The term of the options is ten years from the date of the grant, and vests ratably over a three-year period on each anniversary of the date of grant. See “Executive Compensation—Potential Payments Upon Termination or Change in Control” beginning on page 30 of this Amendment No. 1 for a description of the effects of employment termination or a change in control on stock option awards.

•
Restricted Shares: Shares of restricted stock were granted to RTI’s named executive officers on January 31, 2014 as set forth in the Grant of Plan Based Awards Table above, and to RTI’s non-employee directors as set forth in the Director Compensation Table on page 38 of this Amendment No. 1. Restricted shares awarded to RTI’s named executive officers vest ratably over a five-year period on the last business day of each January. See “Executive Compensation—Potential Payments Upon Termination or Change in Control” beginning on page 30 of this Amendment No. 1 for a description of the effects of employment termination or a change in control on restricted share awards.

•
Performance Shares: Performance share award grants were made on January 31, 2014 to all named executive officers at a target level as set forth in the Grant of Plan Based Awards Table above. Vesting is performance-based and occurs, if at all, following the end of the three-year performance period (the “performance period”) on the date RTI’s Compensation Committee determines RTI’s actual performance for the performance period. See “Executive Compensation—Potential Payments Upon Termination or Change in Control” beginning on page 30 of this Amendment No. 1 for a discussion of the effects of termination or a change in control on performance share awards. Performance share award payouts are based on two equally-weighted metrics. The first metric is based on RTI’s TSR for the performance period, defined as the share price appreciation of RTI’s common stock plus dividends accrued as measured during the performance period, compared to the TSR of the Performance Award Peer Group. The starting and ending points for calculating TSR are the average closing stock price of RTI’s common stock for the five trading days prior to the start or end date, as applicable.

The following table sets forth the correlation of performance shares earned as a percentage of target award, based on RTI’s TSR results compared to the Performance Award Peer Group:

If Company TSR is:	Performance Shares earned as a percentage of Target Award will be:
less than the 30th percentile of the peer group TSR	0%
greater than or equal to the 30th percentile and less than the 50th percentile of the peer group TSR	50.00% to 99.99%(1)
equal to the 50th percentile of the peer group TSR	100.00% (Target Award)
greater than 50th percentile, less than the 75th percentile of peer group TSR	100.00% to 199.99%(2)
greater than or equal to the 75th percentile of the Peer Group TSR	200.00% (Maximum Award)

(1)
The Performance Shares earned as a percentage of the Target Award will be computed by adding 50% to a percentage determined as follows: (A)(i) the TSR as a percentile of the Performance Award Peer Group TSR index less 30% divided by (ii) 20%; multiplied by (B) 50%.

(2)
The Performance Shares earned as a percentage of the Target Award will be computed by adding 100% to a percentage determined as follows: (A)(i) the TSR as a percentile of the Performance Award Peer Group TSR index less 50% divided by (ii) 25%; multiplied by (B) 100%.

Interpolation is used to determine actual awards earned as a percentage of Target Award.
The remaining 50% of the target Award will be determined by RTI’s year-over-year earnings per share from continuing operations growth (“EPS Growth”) achieved during the performance period, computed by dividing net income (loss) from continuing operations by the weighted-average of all potentially dilutive shares of Company Common Stock that were outstanding during the periods presented, as reflected in RTI’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Recipients will have the ability to earn one-half of the EPS Growth metric target award based on the average EPS Growth over the first two years, and one-half of the EPS Growth metric target award based on EPS Growth in the third year; provided, however, that in no circumstances shall any shares be paid under the Award until the end of the performance period.
The calculation of EPS Growth for each EPS Performance Period shall be determined as follows:

If EPS Growth for each EPS Performance Period is(1):	Performance Shares earned for as a percentage of Target Award will be(1):
less than 5% over the prior year	0%
greater than or equal to 5% and less than 15% over the prior year	50.00% to 99.99%(2)
equal to 15% over the prior year	100.00% (Target Award)
greater than 15% but less than 25% over the prior year	100.00% to 199.99%(3)
greater than or equal to 25% over the prior year	200.00% (Maximum Award)

(1)	EPS Metric represents one-half (1/2) of the Target Award opportunity; and one-half (1/2) of the EPS Target Award may be earned in each of the two EPS Performance Periods.

(2)
In the event that EPS Growth in any EPS Performance Period is greater than or equal to 5% and less than 15% over the prior period the Performance Shares earned as a percentage of the Target Award(1) will be computed by adding 50% to a percentage determined as follows: (i) EPS Growth less 5% multiplied by (ii) five.

(3)
In the event that EPS Growth in any EPS Performance Period is greater than 15% but less than 25% over the prior period, the Performance Shares earned as a percentage of the Target Award(1) will be computed as follows: (i) EPS Growth less 5% multiplied by (ii) ten.

RTI’s Compensation Committee establishes the Performance Award Peer Group at the grant date, and has the ability to adjust the members of the peer group in response to a change in circumstances that results in a member of the peer group no longer satisfying the criteria for which it was originally selected, for example, where a member of the peer group is acquired by another company, sells a portion of its business, is delisted, or files for bankruptcy. The companies included in the Performance Award Peer Group for the 2014 and 2013 performance share award programs are as follows:

Performance Award Peer Companies	2014	2013
Allegheny Technologies, Inc.	✓	✓
AMCOL International Corp.	(1)	✓
Barnes Group, Inc.	✓
Carpenter Technology Corp.	✓	✓
Castle (AM) & Co.	✓	✓
CPI Aerostructures	✓	✓
Dril-Quip, Inc.	✓	✓
Ducommun Inc.	✓	✓
Eagle Materials	✓	✓
Esterline Technologies Corp.	✓	✓
Haynes International Inc.	✓	✓
Hexcel Corp.	✓
Horsehead Holding Corp.	✓	✓
Kaiser Aluminum Corp.	✓
Kaydon Corporation	(2)	✓
LMI Aerospace Inc.	✓	✓
Materion Corporation	✓	✓
Myers Industries Inc.	✓	✓
NN Inc.	✓	✓
Olympic Steel Inc.	✓	✓
Quaker Chemical Co.	✓
RBC Bearings, Inc.	✓
Reliance Steel & Aluminum Company		✓
Triumph Group, Inc.	✓	✓
Universal Stainless & Alloy Products, Inc.	✓	✓
Woodward, Inc.	✓

(1)	Acquired by Minerals Technologies, Inc. in May 2014.

(2)	Acquired by SKF Group in October 2013.
The 2014 Performance Award Peer Group is comprised of the same companies as constituted RTI’s 2014 Peer Group, listed on page 11 of this Amendment No. 1, except that three business competitors, Allegheny Technologies Inc., CPI Aerostructures and Triumph Group, Inc., were added to the Performance Award Peer Group as they are appropriate for evaluating total shareholder return for incentive purposes, but are inappropriate, given their size (too large or too small), for use in establishing pay levels.
The performance share award agreements contain a specific clawback provision in which the named executive officers agree that if the RTI board of directors determines that any fraud, negligence, or intentional misconduct by an officer was a significant contributing factor to RTI having to restate all or a portion of its financial statements, RTI’s Compensation Committee has the right to cause the immediate forfeiture of the award or, during the two year period following any payout, to require reimbursement of any payout in the event the payout would have been reduced due to such restatement.
Cash Incentive Compensation Awards
Consistent with RTI’s Pay Philosophy, annual cash incentive compensation for target performance against short-term objectives and/or other strategic milestones or operational goals are established near the median of that for similar positions at appropriate comparator companies. RTI’s Compensation Committee has discretion to pay or not pay cash incentive compensation to a particular officer, based on his or her individual performance, regardless of the level of corporate performance. See page 7 of this Amendment No. 1 under the section entitled “Executive Compensation—Compensation Discussion and Analysis” for additional information regarding RTI’s payment of cash incentive compensation awards.
Perquisites and Other Compensation
Certain perquisites are provided to RTI’s named executive officers that RTI’s board of directors believes are competitive with other similar companies and consistent with RTI’s Pay Philosophy, as discussed under “Compensation Discussion and Analysis.” Effective November 1, 2008, the principal perquisite programs utilized by RTI’s named executive officers include tax preparation and financial counseling and annual executive medical exams. With the exception of Ms. Hickton, each of RTI’s named executive officers at that time had their base salary adjusted to include an automobile allowance and a business-related club membership allowance at that time. Ms. Hickton’s base salary was adjusted to include an automobile allowance, and she maintained her business-related club memberships, which are used by RTI as a whole.
RTI currently also has in place a 401(k) defined contribution plan in which RTI contributes 50% of the first 8% of an executive’s base salary and cash incentive compensation contributed by the executive, subject to applicable Internal Revenue Code limits, for those named executive officers not eligible to participate in the defined benefit pension plan, which was closed to new participants in 2006 and is discussed below. Messrs. McAuley, McCarley, and Whalen and Ms. O’Connell are the named executive officers for whom RTI is making matching contributions. Other named executive officers may participate in the 401(k) plan up to applicable Internal Revenue Code limits but RTI does not match their contributions.
Post-Employment Compensation Arrangements
RTI currently has in place a Pension Plan for Eligible Salaried Employees (the “Pension Plan”), a Supplemental Pension Program (the “Supplemental Pension Program”), and the RTI International Metals, Inc. Excess Benefits Plan (the “Excess Benefit Plan”) that may be utilized by some or all of the named executive officers. RTI’s Pension Plan is a qualified defined benefit plan that covers each of RTI’s current named executive officers except for Messrs. McAuley, McCarley, and Whalen and Ms. O’Connell, who joined RTI after the Pension Plan was closed to new participants in 2006. The benefits are based on a formula whereby a percentage of the participant’s average monthly base salary is multiplied by the number of continuous years of service. The named executive officers also participate in the Supplemental Pension Program, a non-qualified defined benefit plan, which entitles the named executive officer to specified annual benefits based upon average annual cash incentive compensation and years of service if they retire (i) after having met the eligibility requirements for an immediate pension under the provisions of the qualified Pension Plan (whether or not they are a participant in the qualified Pension Plan) or (ii) after having achieved 30 years of service prior to age 60 with the consent of RTI. RTI also maintains the Excess Benefits Plan for certain highly-compensated employees, which is an unfunded “excess benefit plan”, and provides additional retirement income in an amount equal to the difference between benefits that would have been received under RTI’s Pension Plan but for certain tax limitations imposed by the Internal Revenue Code and amounts actually payable under the Pension Plan. See “Executive Compensation—Retirement Benefits” beginning on page 28 of this Amendment No. 1 for additional detail regarding RTI’s pension plans.

Outstanding Equity Awards at Fiscal Year End Table—2014
The following table provides information on the holdings of stock option, restricted stock, and performance share awards by the named executive officers, as of the end of fiscal year 2014. For information as to equity holdings of each RTI executive officer and non-executive director as of March 1, 2015, see the table on page 40 of this Amendment No. 1, under the section entitled “Security Ownership of Directors and Executive Officers.” This table includes vested and unvested option awards as well as unvested restricted stock and performance share awards. Each equity grant is shown separately for each named executive officer.

Name	Option Awards					Stock Awards
	Grant Date of Award	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(4)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable(1)
Dawne S. Hickton
	1/31/2014	—	17,719(6)	$31.19	1/31/2024	13,640(10)	$344,546	12,990	$328,127
	1/25/2013	4,824	9,650(7)	29.13	1/25/2023	12,736(11)	321,711	5,306	134,030
	1/27/2012	8,765	4,383(8)	24.62	1/27/2022	8,679(12)	219,232	9,641	243,532
	1/28/2011	13,562	—	28.47	1/28/2021	5,426(13)	137,061	—	—
	1/29/2010	18,000	—	25.18	1/29/2020	3,304(14)	83,459	—	—
	1/30/2009	15,000	—	13.88	1/30/2019	—	—	—	—
	1/25/2008	9,000	—	51.17	1/25/2018	—	—	—	—
	1/26/2007	5,000	—	76.85	1/26/2017	—	—	—	—
	1/27/2006	7,000	—	45.09	1/27/2016	—	—	—	—
Michael G. McAuley
	7/24/2014	—	10,000(9)	25.12	7/24/2024	—	—	—	—
William T. Hull
	1/31/2014	—	4,336(6)	31.19	1/31/2024	3,338(10)	84,318	3,180	80,327
	1/25/2013	1,487	2,976(7)	29.13	1/25/2023	2,749(11)	69,440	1,309	33,065
	1/27/2012	3,068	1,534(8)	24.62	1/27/2022	2,127(12)	53,728	2,700	68,202
	1/28/2011	4,714	—	28.47	1/28/2021	1,320(13)	33,343	—	—
	1/29/2010	4,810	—	25.18	1/29/2020	620(14)	15,661	—	—
	1/30/2009	—	—	13.88	1/30/2019	—	—	—	—
	1/25/2008	2,600	—	51.17	1/25/2018	—	—	—	—
	1/26/2007	3,500	—	76.85	1/26/2017	—	—	—	—
	1/27/2006	4,000	—	45.09	1/27/2016	—	—	—	—
	8/1/2005	10,000	—	34.90	8/1/2015	—	—	—	—
James L. McCarley
	1/31/2014	—	8,032(6)	31.19	1/31/2024	6,183(10)	156,183	5,888	148,731
	1/25/2013	2,003	4,007(7)	29.13	1/25/2023	5,288(11)	133,575	2,203	55,648
	1/27/2012	3,896	1,948(8)	24.62	1/27/2022	3,858(12)	97,453	4,285	108,239
	1/28/2011	6,027	—	28.47	1/28/2021	2,412(13)	60,927	—	—
	5/17/2010	10,000	—	25.87	5/17/2020	—	—	—	—
Patricia A. O’Connell
	1/31/2014	—	6,895(6)	31.19	1/31/2024	5,308(10)	134,080	5,055	127,689
	1/25/2013	1,968	3,937(7)	29.13	1/25/2023	17,696(11,15)	447,001	2,165	54,688
Chad Whalen
	1/31/2014	—	3,913(6)	31.19	1/31/2024	3,012(10)	76,083	2,870	72,496
	1/25/2013	1,091	2,184(7)	29.13	1/25/2023	1,441(11)	36,400	801	20,221
	1/27/2012	2,261	1,131(8)	24.62	1/27/2022	1,120(12)	28,291	1,658	41,881
	1/28/2011	3,477	—	28.47	1/28/2021	696(13)	17,581	—	—
	1/29/2010	3,500	—	25.18	1/29/2020	320(14)	8,083	—	—
	1/30/2009	—	—	13.88	1/30/2019	—	—	—	—
	1/25/2008	1,900	—	51.17	1/25/2018	—	—	—	—
	2/19/2007	10,000	—	83.41	1/26/2017	—	—	—	—

(1)	These stock option awards vest in three equal annual installments beginning one year after the grant date.

(2)
Represents time-based restricted stock awards that vest in five equal annual installments beginning one year after the grant date, and for Ms. O’Connell also represents 25,000 shares of restricted stock that will vest in two equal annual installments beginning one year after the date of grant.

(3)	The market value of restricted stock awards is based on the closing market price of RTI common stock as of December 31, 2014, which was $25.26 per share.

(4)
Represents the number of shares of RTI common stock payable under performance share awards based on achieving target performance goals for the January 27, 2012 grant, achieving threshold performance goals for the January 25, 2013 grant, and achieving threshold performance goals for 50% and maximum performance goals for 50% for the January 31, 2014 grant.

(5)	The performance period for the January 27, 2012 performance share awards closed on December 31, 2014. There was an 83% payout of shares for the performance period made January 30, 2015.

(6)	33% of the award will vest on each of January 31, 2015, 2016, and 2017.

(7)	33% of the award vested on January 25, 2014 and the remainder will vest in 33% increments on each of January 25, 2015 and 2016.

(8)	33% of the award vested on each of January 27, 2013 and 2014, and the remainder will vest on January 27, 2015.

(9)	33% of the award will vest on each of July 24, 2015, 2016 and 2017.

(10)	20% of the award will vest on each of January 30, 2015, January 29, 2016, and January 31, 2017, 2018 and 2019.

(11)	20% of the award vested on January 31, 2014 and the remainder will vest in 20% increments on each of January 30, 2015, January 29, 2016, and January 31, 2017 and 2018.

(12)	20% of the award vested on each of January 31, 2013 and 2014 and the remainder will vest in 20% increments on each of January 30, 2015, January 29, 2016 and January 31, 2017.

(13)	20% of the award vested on each of January 31, 2012, 2013 and 2014 and the remainder will vest in 20% increments on each of January 30, 2015 and January 29, 2016.

(14)	20% of the award vested on each of January 31, 2011, 2012, 2013 and 2014 and the remainder will vest on January 30, 2015.

(15)	12,500 shares vested on January 14, 2014 and the remaining 12,500 shares will vest on January 14, 2015.

Option Exercises and Stock Vested—2014
The following table sets forth information regarding stock option exercises during 2014, including the number of shares acquired upon exercise and the value realized, and the number of shares acquired upon the vesting of restricted stock awards and the value realized, before payment of any applicable withholding tax and broker commissions, for each of RTI’s named executive officers.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(2)
Dawne S. Hickton	8,000	$20,000	24,659	$769,114
Michael G. McAuley	—	—	—	—
William T. Hull	—	—	5,611	175,007
James L. McCarley	—	—	6,777	211,375
Patricia A. O’Connell	—	—	13,799	445,141
Chad Whalen	—	—	3,097	96,595

(1)
Ms. Hickton exercised options, which were expiring on January 28, 2015, to purchase 8,000 shares of RTI’s stock on November 7, 2014, at an exercise price of $21.50 per share and sold at an average market price of $24.00 per share.

(2)	The number of shares acquired and value realized on vesting of stock awards for 2014 is vested restricted stock.
Retirement Benefits
The following table sets forth information with respect to each plan that provides for payments or other benefits at, following, or in connection with retirement of RTI’s named executive officers.
Pension Benefits Table—2014

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)(1)	Payments During Last Fiscal Year ($)
Dawne S. Hickton	Pension Plan	17	$689,507	$—
	Supplemental Pension Program	17	2,202,901	—
	Excess Benefits Plan	17	1,247,785	—
Michael G. McAuley	Pension Plan	N/A	—	—
	Supplemental Pension Program	—	1,187	—
	Excess Benefits Plan	N/A	—	—
William T. Hull	Pension Plan	9	346,072	—
	Supplemental Pension Program	9	352,046	—
	Excess Benefits Plan	9	118,397	—
James L. McCarley	Pension Plan	N/A	—	—
	Supplemental Pension Program	4	209,231	—
	Excess Benefits Plan	N/A	—	—
Patricia A. O’Connell	Pension Plan	N/A	—	—
	Supplemental Pension Program	2	15,445	—
	Excess Benefits Plan	N/A	—	—
Chad Whalen	Pension Plan	N/A	—	—
	Supplemental Pension Program	7	142,410	—
	Excess Benefits Plan	N/A	—	—

(1)
The present value has been calculated assuming the earliest time at which the named executive officer may retire without any benefit reduction. The remaining assumptions used are consistent with the assumptions as described in RTI’s Consolidated Financial Statements, which are included in RTI’s Original Form 10-K. As described in the Consolidated Financial Statements, the discount rate assumption for the RTI Pension Plan is 4.01%, for the Supplemental Pension Program is 3.16%, and for the Excess Benefit Plan is 2.95%.

The following narrative describes each plan set forth in the above table.
Pension Plan
RTI’s Pension Plan is a tax-qualified defined benefit plan which first became effective at Reactive Metals, Inc. (a predecessor of RTI) in 1964, and was closed to new participants as of January 1, 2006. The amounts payable under the Pension Plan will be paid monthly after a participant retires. The benefits are based on a formula which provides, under normal retirement, amounts equal to 1.25% of the average monthly earnings multiplied by continuous years of service up to and including 30 years; plus 1.35% of the average monthly earnings multiplied by continuous years of service in excess of 30 years. Average monthly earnings, defined as base salary only, are determined based upon annual eligible earnings in the five consecutive years in the ten years prior to retirement in which such earnings are highest. Incentive awards and similar benefits are excluded. In order to comply with the limitations of the Internal Revenue Code, when pension payments exceed the amounts permitted to be paid from federal income tax qualified plan, the excess pension benefits will be paid directly by RTI under the Excess Benefits Plan.
Excess Benefits Plan
The Internal Revenue Code imposes limits on the amount of annual eligible compensation under tax-qualified pension plans. For 2014, annual compensation in excess of $260,000 cannot be taken into account in determining qualified plan benefits. RTI maintains the RTI Excess Benefits Plan for certain highly-compensated employees who participate in RTI’s tax-qualified pension plans and would otherwise be subject to such tax limits. The Excess Benefits Plan is an unfunded “excess benefit plan” within the meaning of Section 3(36) of the Employee Retirement Income Security Act of 1974, as amended. It provides additional retirement income in an amount equal to the difference between benefits that would have been received under the Pension Plan but for the limitations imposed by the Internal Revenue Code and amounts actually payable under the Pension Plan. Participants must be designated by the RTI board of directors; at this time only Ms. Hickton and Mr. Hull have been so designated.
Supplemental Pension Program
Officers participating in RTI’s annual incentive compensation programs also participate in the RTI Supplemental Pension Program, an unfunded non-qualified defined benefit plan. Participants in the Supplemental Pension Program will be entitled to receive the benefits shown in the table above if they retire or otherwise terminate employment (i) after having met the eligibility requirements for an immediate pension under the provisions of the qualified Pension Plan (whether or not they are a participant in the qualified Pension Plan) or (ii) after having achieved 30 years of service prior to age 60 with the consent of RTI. Benefits under the Supplemental Pension Program are based on a formula whereby the average annual cash incentive compensation for the highest five years in the preceding ten year period is multiplied by a factor of 1.5% for each year of continuous service. Average annual cash incentive compensation as of December 31, 2014, for purposes of the pension benefits under the Supplemental Pension Program for each of the following named executive officers were as follows: Ms. Hickton, $575,608; Mr. McAuley, $16,000; Mr. McCarley, $262,163; Ms. O’Connell, $47,472; Mr. Hull, $187,733; and Mr. Whalen, $142,544. Amounts would be paid as a lump sum distribution based on the present value of the actuarially determined amounts payable, and provides for surviving spouse benefits at a reduced rate under certain conditions described in the Supplemental Pension Program. In January 2015, the Supplemental Pension Program was amended to provide RTI’s board of directors or RTI’s Compensation Committee the discretion to allow a participant’s benefit in the Supplemental Pension Program to vest upon separation of service in circumstances where the participant has not otherwise met the vesting requirements.

Potential Payments Upon Termination or Change in Control
The tables below reflect the estimated amount of compensation to be paid, and/or benefits to be provided, to each of the named executive officers in the event of termination of such executive’s employment as of December 31, 2014 under the different scenarios captioned in the tables. Actual amounts are tied to the day of termination and can only be finally determined following such date. The following tables should be read in conjunction with the narrative following the tables, as well as the table and narrative related to retirement benefits on pages 28-29 of this Amendment No. 1.
Dawne S. Hickton

Component	For Cause Termination	Voluntary Termination	Death	Disability(3)	Retirement	Involuntary Not For Cause Termination	Involuntary Not For Cause or Employee for Good Reason Termination (Change-In- Control)
Severance & Short-Term Compensation
Bonus Earned In Year of Termination	$—	$525,000	$525,000	$525,000	$525,000	$—	$525,000
Cash Severance & Short-Term Incentive	—	—	172,500	172,500	—	1,380,000	3,313,645
Long-Term Incentive
Stock Options (Unexercisable)	—	—	—	—	—	—	2,805
Time-Based Restricted Stock	—	—	—	—	—	—	1,106,009
Performance-Based Restricted Stock	—	—	87,475	—	—	—	661,749
Other Benefits
Pension Plan(1)	51,517	51,517	12,322	51,517	51,517	51,517	51,517
Supplemental Pension Program(2)	—	—	1,177,342	151,788	—	—	—
Excess Benefits Plan(2)	—	662,780	287,860	83,066	662,780	662,780	662,780
Change-In-Control Retirement Benefit Enhancement	—	—	—	—	—	—	156,836
Health & Welfare Benefits	—	—	—	—	—	27,847	34,809
Life, LTD, Supplemental LTD and Insurance	—	—	—	—	—	22,012	27,515
Excise Tax and Related Gross-Up	—	—	—	—	—	—	—
Total	$51,517	$1,239,297	$2,262,499	$983,871	$1,239,297	$2,144,156	$6,542,665

(1)	All benefits shown are annual benefits based on a 50% joint and survivor form of payment. The death benefit is an annual benefit that would be payable immediately to the spouse as a life annuity.

(2)
For payments other than disability, amounts are based upon a lump sum form of payment payable immediately. For disability, the benefit shown is the annual accrued benefit that would not be payable until age 65 based on years of service at termination date.

(3)
Participants retiring on Disability Retirement (with at least 15 years of continuous service) under Section 5.03(e) of the Pension Plan would continue to accrue service until age 65 while receiving benefits under RTI’s long-term disability insurance. The benefit shown is the annual accrued benefit that would be payable as a lump sum at age 65.

(Potential Payments Upon Termination of Change in Control—Continued)
Michael G. McAuley

Component	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause Termination	Involuntary Not For Cause or Employee for Good Reason Termination (Change-In- Control)
Severance & Short-Term Compensation
Bonus Earned In Year of Termination	$—	$80,000	$80,000	$80,000	$80,000	$—	$80,000
Cash Severance & Short-Term Incentive	—	—	93,750	93,750	—	375,000	1,088,307
Long-Term Incentive
Stock Options (Unexercisable)	—	—	—	—	—	—	1,400
Time-Based Restricted Stock	—	—	—	—	—	—	—
Performance-Based Restricted Stock	—	—	—	—	—	—	—
Other Benefits
Supplemental Pension Program	—	—	—	—	—	—	—
Change-In-Control Retirement Benefit Enhancement	—	—	—	—	—	—	—
Health & Welfare Benefits	—	—	—	—	—	6,962	13,924
Life, LTD, Supplemental LTD and Insurance	—	—	—	—	—	1,592	3,184
Excise Tax and Related Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total	$—	$80,000	$173,750	$173,750	$80,000	$383,554	$1,186,815

(Potential Payments Upon Termination of Change in Control—Continued)
William T. Hull

Component	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause Termination	Involuntary Not For Cause or Employee for Good Reason Termination (Change-In- Control)
Severance & Short-Term Compensation
Bonus Earned In Year of Termination	$—	$140,000	$140,000	$140,000	$140,000	$—	$140,000
Cash Severance & Short-Term Incentive	—	—	84,500	84,500	—	338,000	1,070,096
Long-Term Incentive
Stock Options (Unexercisable)	—	—	—	—	—	—	982
Time-Based Restricted Stock	—	—	—	—	—	—	256,490
Performance-Based Restricted Stock	—	—	21,395	—	—	—	162,460
Other Benefits
Pension Plan(1)	26,570	26,570	6,435	26,570	26,570	26,570	26,570
Supplemental Pension Program	—	—	—	—	—	—	—
Excess Benefits Plan(2)	—	68,774	36,354	8,619	68,774	68,774	68,774
Change-In-Control Retirement Benefit Enhancement	—	—	—	—	—	—	64,669
Health & Welfare Benefits	—	—	—	—	—	13,924	27,848
Life, LTD, Supplemental LTD and Insurance	—	—	—	—	—	2,992	5,984
Excise Tax and Related Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	—
Total	$26,570	$235,344	$288,684	$259,689	$235,344	$450,260	$1,823,873

(1)	All benefits shown are annual benefits based on a 50% joint and survivor form of payment. The death benefit is an annual benefit that would be payable immediately to the spouse as a life annuity.

(2)
Participants retiring on Disability Retirement (with at least 15 years of continuous service) under Section 5.03(e) of the Pension Plan would continue to accrue service until age 65 while receiving benefits under RTI’s long-term disability insurance. The benefit shown is the annual accrued benefit that would be payable as a lump sum at age 65.

(Potential Payments Upon Termination of Change in Control—Continued)
James L. McCarley

Component	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause Termination	Involuntary Not For Cause or Employee for Good Reason Termination (Change-In- Control)
Severance & Short-Term Compensation
Bonus Earned In Year of Termination	$—	$250,000	$250,000	$250,000	$250,000	$—	$250,000
Cash Severance & Short-Term Incentive	—	—	125,000	125,000	—	500,000	1,455,282
Long-Term Incentive
Stock Options (Unexercisable)	—	—	—	—	—	—	1,247
Time-Based Restricted Stock	—	—	—	—	—	—	448,138
Performance-Based Restricted Stock	—	—	39,658	—	—	—	289,758
Other Benefits
Supplemental Pension Program	—	—	—	—	—	—	—
Change-In-Control Retirement Benefit Enhancement	—	—	—	—	—	—	—
Health & Welfare Benefits	—	—	—	—	—	13,924	27,848
Life, LTD, Supplemental LTD and Insurance	—	—	—	—	—	3,258	6,516
Excise Tax and Related Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total	$—	$250,000	$414,658	$375,000	$250,000	$517,182	$2,478,789

Chad Whalen

Component	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause Termination	Involuntary Not For Cause or Employee for Good Reason Termination (Change-In- Control)
Severance & Short-Term Compensation
Bonus Earned In Year of Termination	$—	$150,000	$150,000	$150,000	$150,000	$—	$150,000
Cash Severance & Short-Term Incentive	—	—	81,250	81,250	—	325,000	993,941
Long-Term Incentive
Stock Options (Unexercisable)	—	—	—	—	—	—	724
Time-Based Restricted Stock	—	—	—	—	—	—	166,438
Performance-Based Restricted Stock	—	—	19,324	—	—	—	127,373
Other Benefits
Supplemental Pension Program	—	—	—	—	—	—	—
Change-In-Control Retirement Benefit Enhancement	—	—	—	—	—	—	—
Health & Welfare Benefits	—	—	—	—	—	—	—
Life, LTD, Supplemental LTD and Insurance	—	—	—	—	—	2,899	5,798
Excise Tax and Related Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total	$—	$150,000	$250,574	$231,250	$150,000	$327,899	$1,444,274

Patricia A. O’Connell
In January 2015, the letter agreement for Ms. O’Connell expired by its terms and RTI and Ms. O’Connell entered into a new arrangement. Pursuant to the terms of that arrangement, Ms. O’Connell ceased to be an employee of RTI on January 31, 2015, although she agreed to remain available to RTI on an on-call basis for consulting services related to commercial and/or strategic initiatives through May 2015, for which she would be paid at the same monthly rate as one month of her most recent base salary. Ms. O’Connell also received a payment of $246,576 in lieu of a payment under the 2014 annual incentive program, as well as the payment of $8,500 in related legal fees. She is also entitled to receive up to $35,000 in reimbursement for moving and closing expenses incurred in 2015.
Letter Agreements
Each of the letter agreements currently in place for Ms. Hickton and Messrs. McAuley, McCarley, Hull, and Whalen, and formerly in place for Ms. O’Connell, provide that if the executive is terminated for “cause”, regardless of whether there is a change in control, he or she will be entitled to no further compensation except for any base salary accrued and unpaid on the date of termination. If RTI terminates the executive’s employment other than for cause, the provisions of the executive Severance Policies described below govern. “Cause” is defined in the letter agreements to include (i) material breaches of the letter agreement, (ii) gross misconduct, (iii) gross neglect of his or her duties with RTI, insubordination, or failure to follow the lawful directives of the RTI board of directors, in each case after receiving a demand for substantial performance that identifies the manner in which RTI believes that the executive has not acted in accordance with requirements and failure to resume substantial performance of duties within 14 days of such demand, (iv) commission, indictment, conviction, guilty plea, or plea of nolo contendere, to or of any felony, a misdemeanor which substantially impairs the executive’s ability to perform his or her duties with RTI, act of moral turpitude, or intentional or willful securities law violation, (v) the executive’s act of theft or dishonesty which is injurious to RTI, or (vi) violation of any Company policy, including any substance abuse policy. If the executive dies or becomes disabled, then he or she would be entitled to (i) any accrued and unpaid salary, (ii) any vested or other benefits payable pursuant to the terms of any employee benefit plan, (iii) a pro-rated bonus, and (iv) payment of three additional months’ salary.
Executive Change in Control Severance Policy
RTI’s Executive Change in Control Severance Policy (the “Change in Control Policy”) that the RTI board of directors adopted is applicable to each of RTI’s named executive officers, except as noted below. It will also be applicable to any successor to these individuals should any of them leave the position they each hold pursuant to their letter agreement and to any other executive officer who is informed in writing by RTI of participation.
The Change in Control Policy in effect on December 31, 2014 provided that if the employment of an executive to whom the policy is applicable is terminated by RTI other than for “cause” (which is defined below), death or disability, or if the executive’s employment is terminated by the executive for “good reason” (as defined below) in each case within 24 months following a change in control of RTI, the executive would receive the following severance benefits:

•
Provided the executive does not violate his or her duty to maintain strict confidence and does not disclose any confidential information or disseminate any false and/or defamatory information pertaining to RTI or its stockholders, a lump sum payment payable on the first day following the six month anniversary of the executive’s termination of employment equal to a multiple of the sum of the executive’s base salary in effect immediately prior to the circumstances giving rise to the termination and the executive’s annual cash incentive compensation as calculated under the terms of the Change in Control Policy. The multiple is 2.5 for the CEO and 2.0 for all other executives;

•	The immediate and irrevocable vesting of any previously granted but unvested stock options and restricted stock grants;

•
The immediate vesting of any outstanding performance shares or other performance-based awards representing a right to receive shares of RTI common stock or their equivalent at the greater of (i) 100% of the target award or (ii) RTI’s actual performance over the abbreviated performance period;

•
For Ms. Hickton and Messrs. Hull and Whalen only, and subject to limitations and caps specified in the Change in Control Policy, a payment payable on the first day following the six month anniversary of the executive’s termination of employment equal to an amount, if any, necessary to gross-up the total benefits payable to the executive under the Change in Control Policy for any excise tax imposed by Section 4999 of the Internal Revenue Code and for any income or other taxes due on the payment of the gross-up payment;

•
Continuation for up to 24 months (30 months in the case of the CEO) (the “Payment Period”) of life, disability, accident, and health insurance benefits similar to those the executive was receiving immediately prior to the termination of employment but subject to reduction to the extent that the executive receives comparable benefits from other employment during such period; and

•
An amount equal to the difference in the amount of pension benefits that the executive would have received assuming he or she had continued to be employed through the Payment Period and assuming the methods of calculations set forth in the Change in Control Policy, and the pension benefits actually payable as of the executive’s termination of employment, in each case under RTI’s Pension Plan and the RTI Supplemental Pension Program.

The definition of a change in control provides, in summary, that a change in control will have occurred if:

•	Any person not affiliated with RTI acquires 30% or more of the voting power of RTI’s outstanding securities;

•
The RTI board of directors no longer has a majority made up of (1) individuals who were directors on February 22, 2007 and (2) new directors (other than directors who join the RTI board of directors in connection with an election contest) approved by two-thirds of the directors then in office who (a) were directors on February 22, 2007 or (b) were themselves previously approved by the RTI board of directors in this manner;

•	RTI merges with another company and RTI’s shareholders ultimately own less than 60 percent of the voting power of the new entity;

•	RTI shareholders approve a plan of complete liquidation of RTI; or

•	RTI sells all or substantially all of its assets.
“Cause” is defined under the policy as termination upon (i) any material breach by the executive of their Letter Agreement, if any, (ii) the executive’s gross misconduct, (iii) the executive’s gross neglect of their duties with RTI or failure to follow the lawful directives of the RTI board of directors, in each case after a demand for substantial performance is delivered to the executive that identifies the manner in which RTI believes that the executive has not acted in accordance with requirements and the executive has failed to resume substantial performance of their duties within 14 days of receiving such demand, (iv) the executive’s indictment, conviction, guilty plea, or plea of nolo contendere to or of any felony, a misdemeanor which substantially impairs the executive’s ability to perform his or her duties with RTI, or intentional or willful securities law violation, including Sarbanes-Oxley law violations, (v) the executive’s act of theft or dishonesty which is injurious to RTI, or (vi) the executive’s intentional violation of any written Company policy, including any substance abuse policy, that is not cured within 14 days after written notice of such violation is delivered to executive.
“Good Reason” is defined under the policy as, without the executive’s express written consent, the occurrence after a Change in Control of RTI of any one or more of the following: (A) the assignment of duties inconsistent with the executive’s position immediately prior to the Change in Control; (B) a material reduction or alteration in the nature of executive’s position, duties, status, or responsibilities from those in effect immediately prior to the Change in Control; (C) failure by RTI to continue any of RTI’s employee benefit programs or practices (excluding any retention, transaction or other “deal bonus” arrangements adopted in connection with a Change in Control) in which the executive participates (or substantially equivalent successors to such programs or practices) or failure to continue the executive’s participation on substantially the same basis as existed immediately prior to the Change in Control; (D) the failure of RTI to obtain a satisfactory agreement from any successor to RTI to assume and agree to perform the executive’s letter agreement; (E) any purported termination of the executive’s employment not effected pursuant to the executive’s letter agreement; (F) requiring the executive to be based at a location in excess of 50 miles from the location where the executive is based immediately prior to the Change in Control; (G) the election by RTI not to extend the Employment Period of the executive’s Letter Agreement; or (H) a decrease in the executive’s base salary.

Executive Non-Change in Control Severance Policy
The Executive Non-Change in Control Severance Policy (the “Non-Change in Control Policy”) that the RTI board of directors adopted is applicable to the same executives and on the same dates as the Change in Control Policy. It provides that if the employment of an executive to whom the policy is applicable is terminated prior to the expiration of the employment period specified in the executive’s letter agreement by RTI other than for “cause” (using the definition set forth on page 34 of this Amendment No. 1), death, or disability, by the executive within 90 days of a material breach by RTI of the executive’s letter agreement, or by the executive due to the reduction in the executive’s base salary without the consent of the executive, the executive will receive the following severance benefits:

•
Monthly payments in the amount of a multiple of the executive’s monthly base salary in effect immediately prior to the termination of employment for up to 24 months in the case of the CEO and 12 months for the other applicable executives. In each case, such payments are subject to reduction to the extent that the executive receives comparable compensation from other employment during such period. The multiple is 2.0 for the CEO, and 1.0 for the other applicable executives. No monthly payments will be made until the first day following the six month anniversary of the executive’s separation from service on which date the first seven monthly installments shall be paid with successive monthly installments paid on the monthly anniversaries thereafter; and

•
Continuation for up to 24 months for the CEO and 12 months for the other applicable executives, of life, disability, accident, and health insurance benefits similar to those the executive was receiving immediately prior to the termination of employment but subject to reduction to the extent that the executive receives comparable benefits from other employment during such period.

If an executive is entitled to payments or benefits under the Change in Control Policy then the executive shall not be entitled to payments or benefits under the Non-Change in Control Policy. If RTI elects not to extend the employment period of an executive’s letter agreement such that the employment period terminates, the non-extension shall not be treated for purposes of the Non-Change in Control Policy as an involuntary termination by RTI that would entitle the executive to benefits under such policy.
2004 Stock Plan
Under the terms of RTI’s 2004 Stock Plan, any unvested restricted stock awards or stock options automatically terminate and any vested but unexercised stock options are immediately forfeited in the event that the named executive officer is terminated for cause, without cause, voluntarily terminates employment, or becomes permanently disabled. In the event that an executive retires (which is deemed to occur only under conditions which entitle the executive to an immediately receivable pension and not a deferred vested pension) or dies, vested stock options may continue to be exercised for a period equal to the lesser of (a) three years following retirement or death or (b) expiration of the term of the award; provided, however, that RTI’s Compensation Committee may cause the immediate forfeiture of unvested shares where a named executive officer retires before the age of 65 or after the executive retires at any age if RTI’s Compensation Committee deems such forfeiture to be in the best interests of RTI.
Notwithstanding any provisions of RTI’s 2004 Stock Plan or any award agreement to the contrary, unless the board of directors of RTI determined otherwise at the time of the grant of an award with respect to such award, in the event of a change in control, all outstanding awards under RTI’s 2004 Stock Plan shall become fully vested.
2014 Stock and Incentive Plan
The 2014 Stock and Incentive Plan generally provides that the plan administrator shall have the discretion to determine, at the time an award is made to a participant or any time thereafter, the effect of such participant’s termination of employment or service with RTI and its affiliates, whether for or without cause, or as a result of death, disability or retirement, on the award, which determination shall be set forth in the applicable award agreement.
If the holder of an award under the 2014 Stock and Incentive Plan has an employment, retention, change of control, severance or similar agreement with RTI or any affiliate that discusses the effect of a change of control on his or her awards, that agreement would control. In all other cases, unless provided otherwise in an award agreement or under the 2014 Stock and Incentive Plan prior to the date of the change of control, the following provisions of the 2014 Stock and Incentive Plan would determine the effect of a change of control on awards.
If the purchaser, successor or surviving corporation (or parent thereof) (the “Survivor”) so agrees, some or all outstanding awards would be assumed or replaced with the same type of award with similar terms and conditions by the Survivor in the change of control transaction. If applicable, each award which is assumed by the Survivor would be appropriately adjusted, immediately after such change of control, to apply to the number and class of securities which would have been issuable to the award holder upon the consummation of such change of control had the award been exercised, vested or earned immediately prior to such change of control, and other appropriate adjustments in the terms and conditions of the award would be made.
To the extent the Survivor in the change of control transaction does not agree to assume the awards or issue replacement awards, then immediately prior to the date of the change of control outstanding options and stock appreciation rights would become vested and exercisable and, unless otherwise determined by the board of directors of RTI or RTI’s Compensation Committee, would be canceled in exchange for a cash payment equal to the excess of the change of control price of the shares over the purchase or grant price of the shares under the award; all other outstanding awards that vest based on service would vest, and performance-based awards would, unless otherwise determined by the board of directors of RTI or RTI’s Compensation Committee, become payable at the level earned if earned but not paid, and otherwise would be canceled in exchange for a cash payment equal to the target value payable on a pro rata basis based on the portion of the performance period that has elapsed prior to the change of control event.
Upon termination of employment without Cause (as defined in the 2014 Stock and Incentive Plan or form of award) by the Survivor or termination of employment by the employee with good reason (if the employee is entitled to terminate his employment for good reason in his or her employment, severance or other similar agreement) occurring during the period of twenty-four (24) months after the change of control, (i) all outstanding or replacement awards held by the participant would become vested, exercisable, earned and payable (assuming any award for which vesting is subject to performance goals that such goals are met at the target level), (ii) all options and stock appreciation rights held by the participant immediately before the termination of employment would be canceled as of the date of termination in exchange for a payment of cash or shares equal to the excess of the fair market value of the shares on the date of termination over the exercise or grant price of such shares underlying the award multiplied by the number of shares underlying the award, (iii) all restricted stock or restricted stock units would be canceled as of the date of termination in exchange for a payment of cash or shares equal to the fair market value of the shares on the date of termination, (iv) all performance-based awards that have been earned but not paid would be paid at the level earned, and for such performance-based awards for which the performance period has not yet expired, the award would be canceled in exchange for a cash payment equal to the target value payable on a pro-rated basis calculated based on the portion of the performance period that had elapsed prior to termination, and (v) all other awards would be canceled in exchange for a cash payment equal to the value of the award.

Director Compensation Table—2014

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Total ($)
Daniel I. Booker	$95,000	$74,998	$169,998
Ronald L. Gallatin	75,000	74,998	149,998
Robert M. Hernandez	120,000	119,980	239,980
David P. Hess(4)	18,750	37,488	56,238
Edith E. Holiday	85,000	74,998	159,998
Jerry Howard	75,000	74,998	149,998
Mario Longhi(5)	18,750	—	18,750
Rokus L. van Iperen(5)	18,750	—	18,750
Bryan T. Moss	75,000	74,998	149,998
James A. Williams	95,000	74,998	169,998
Arthur B. Winkleblack	75,000	74,998	149,998

(1)	Dawne S. Hickton serves as both a director and an employee of RTI and receives no extra compensation for serving as a director.

(2)
Represents the aggregate grant date fair value, computed in accordance with the FASB’s authoritative guidance, of awards granted to each non-employee director, except for Mr. Hess, on April 25, 2014, and for Mr. Hess, on October 31, 2014. The grant date fair value of the stock awards on April 25, 2014 was $27.87 and on October 31, 2014 was $23.27. The assumptions used in determining the grant date fair value of these awards are set forth in Note 15 to RTI’s Consolidated Financial Statements, which is included in the Original Form 10-K.

(3)
As of December 31, 2014, each non-employee director beneficially owned the following aggregate number of shares of RTI common stock: Daniel I. Booker: 38,457; Ronald L. Gallatin: 32,691; Robert M. Hernandez: 84,186; David P. Hess: 1,611; Edith E. Holiday: 29,034; Jerry Howard: 5,355; Bryan T. Moss: 19,711; James A. Williams: 22,896; and Arthur B. Winkleblack: 3,572.

(4)	Mr. Hess was elected by the directors on October 30, 2014.

(5)	Messrs. Longhi and van Iperen did not stand for re-election at the Annual Meeting of Shareholders on April 25, 2014.
Narrative to Director Compensation Table
Non-employee directors (except for the Chairman) received an annual retainer for their service on the RTI board of directors of $150,000 and the Chairman received an annual retainer of $240,000, which is paid 50% in cash and 50% through awards of restricted stock under the 2004 Stock Plan. The additional annual cash retainer for the Chairperson of the Nominating/Corporate Governance Committee was $10,000, for the Chairperson of the Compensation Committee was $20,000, and for the Chairperson of the Audit Committee was $20,000.
No fees are paid for RTI’s board of directors or committee meetings attended except that if, in the opinion of the Chairman of the Board, circumstances require that an extraordinary number of RTI’s board of directors or committee meetings be held, non-employee directors, except for the Chairman of the Board, will receive a meeting fee of $1,000 for attending such meetings. No additional meeting fees were paid during 2014.
Director Stock Ownership.
The RTI board of directors has adopted a policy that each non-employee director is expected to own, at a minimum, shares of common stock equal to three times their annual retainer within five years of joining the RTI board of directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The following table sets forth each person or entity known to RTI that may be deemed to have beneficial ownership of more than five percent of the outstanding common stock of RTI based on information publicly available as of March 1, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Eagle Asset Management, Inc. 880 Carillon Parkway St. Petersburg, FL 33716	2,863,529(1)	9.3%

FMR LLC 245 Summer Street Boston, MA 02210	2,734,500(2)	8.9%

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	2,703,019(3)	8.8%

Dimensional Fund Advisors LP Palisades West Building One 6300 Bee Cave Road Austin, TX 78746	2,582,134(4)	8.4%

The Carlyle Group L.P. 1001 Pennsylvania Avenue NW Suite 220 South Washington, DC 20004	2,031,615(5)	6.6%

The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	1,989,748(6)	6.5%

(1)
This information is based solely on the Schedule 13G/A filed with the SEC on January 14, 2015 by Eagle Asset Management, Inc. (“Eagle”). Such filing indicates that Eagle has sole voting and dispositive power over all shares reported.

(2)
This information is based solely on the Schedule 13G/A filed with the SEC on November 10, 2014 by FMR LLC. The shares reported reflect the beneficially ownership of FMR LLC, certain of its subsidiaries including various investment companies advised by Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR LLC and a registered investment adviser. Edward C. Johnson 3d, Chairman of FMR LLC, Abigail P. Johnson, Vice Chairman, CEO and President of FMR LLC, and FMR LLC, through its control of Fidelity and the funds each has sole power to dispose of the shares reported. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the funds, which power resides with the funds’ boards of trustees. One investment company, Fidelity Small Cap Discovery Fund, reported beneficial ownership of 2,185,000 shares.

(3)
This information is based solely on the Schedule 13G/A filed with the SEC on January 22, 2015, by BlackRock, Inc., a parent holding company or control person of the following subsidiaries: BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (Australia) Limited; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Advisors (UK) Limited; BlackRock Advisors, LLC; BlackRock Investment Management, LLC; and BlackRock Investment Management (UK) Limited. Such filing indicates that BlackRock, Inc. has sole voting power over 2,638,096 shares and sole dispositive power over all 2,703,019 shares reported.

(4)
This information is based solely on the Schedule 13G/A filed with the SEC on February 5, 2015 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional reports sole dispositive power over all such shares and sole voting power with respect to 2,489,196 of such shares.

(5)
This information is based solely on the Schedule 13G filed with the SEC on February 14, 2013 by The Carlyle Group L.P. Each of The Carlyle Group L.P., Carlyle Group Management L.L.C., Carlyle Holdings I GP Inc., Carlyle Holdings I GP Sub L.L.C., Carlyle Holdings I L.P., TC Group, L.L.C., TC Group Sub L.P., TC Group CSP II, L.L.C., and CSP II General Partner, L.P. report shared voting and dispositive power over all shares reported. Carlyle Strategic Partners II, L.P. reports shared voting and dispositive power over 1,963,371 of the shares reported, CSP II Coinvestment, L.P. reports shared voting and dispositive power over 68,244 of the shares reported.

(6)
This information is based solely on the Schedule 13G/A filed with the SEC on February 10, 2015 by the Vanguard Group, Inc. (“Vanguard”). Vanguard’s wholly owned subsidiary, Vanguard Fiduciary Trust Company, is an investment manager for collective trust accounts and is the beneficial owner of 43,348 of the shares reported above. Vanguard’s wholly owned subsidiary, Vanguard Investments Australia, Ltd., is an investment manager of Australian investment offerings and is the beneficial owner of 1,855 of the shares reported above. Vanguard reports sole dispositive power over 1,946,400 of such shares and shared dispositive power over 43,348 of such shares.

Security Ownership of Directors and Executive Officers
The following table sets forth information concerning the “beneficial ownership” of RTI’s common stock of each director and director nominee, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. “Beneficial ownership” is a concept which takes into account shares as to which the named person has or shares voting and/or investment power, as well as shares that may be acquired within 60 days (such as by exercising vested stock options). Information is provided as of March 1, 2015.

Name	Amount and Nature of Beneficial Ownership(1)(2)(3)	Percent of Class(9)
Daniel I. Booker	38,457	*
Ronald L. Gallatin	32,691	*
Robert M. Hernandez	84,186(4)	*
Dawne S. Hickton	237,057	*
Edith E. Holiday	29,034	*
Jerry Howard	5,355	*
David P. Hess	1,611	*
William T. Hull	72,368	*
Michael G. McAuley	200	*
James L. McCarley	64,308(5)	*
Bryan T. Moss	19,711(6)	*
Patricia A. O’Connell	34,353(7)	*
Chad Whalen	43,518	*
James A. Williams	22,896(8)	*
Arthur B. Winkleblack	3,572	*
All directors and executive officers as a group (14 persons)(10)	654,964	2.3%

*	Indicates beneficial ownership of less than 1%.

(1)
Includes the following number of shares of common stock subject to stock options exercisable within 60 days of March 1, 2015 for the following persons: Dawne S. Hickton: 96,265; William T. Hull: 38,646; James L. McCarley: 28,554; and Chad Whalen: 25,756.

(2)
Includes the following number of restricted shares of RTI common stock for the following persons: Daniel I. Booker, 2,691; Ronald L. Gallatin, 2,691; Robert M. Hernandez, 4,305; Dawne S. Hickton, 28,963; Edith E. Holiday, 2,691; Jerry Howard, 2,691; David P. Hess, 1,611; William T. Hull, 6,811; Michael G. McAuley, 0; James L. McCarley, 12,691; Bryan T. Moss, 2,691; Chad Whalen, 4,586; James A. Williams, 2,691; Arthur Winkleblack, 2,691; Patricia A. O’Connell, 23,004.

(3)
Does not include the following number of shares of common stock subject to restricted stock units that are unvested as of March 1, 2015, and which will not vest within 60 days of March 1, 2015, for the following persons: Dawne S. Hickton, 25,770; Michael G. McAuley, 5,555; William T. Hull, 5,007; James L. McCarley, 9,534; and Chad Whalen, 4,814.

(4)	Includes for Mr. Hernandez 79,881 shares of common stock held in the Robert M. Hernandez Revocable Trust.

(5)
Does not include for Mr. McCarley 5,889 units (“Units”) reported to RTI and Mr. McCarley reflecting Mr. McCarley’s interest in a unitized RTI common stock fund available to participants in the RTI International Metals, Inc. Employee Savings and Investment Plan. Each Unit represents an unspecified number of shares of RTI common stock.

(6)	Includes for Mr. Moss 2,500 shares of common stock held in trust by Bryan T. Moss Premier Alliance LLP.

(7)
Ms. O’Connell’s share ownership is presented as of December 31, 2014, and includes 23,004 restricted shares of common stock and 1,968 shares of common stock subject to stock options exercisable within 60 days of December 31, 2014. Ms. O’Connell ceased to be an employee of RTI as of January 31, 2015.

(8)	Includes for Mr. Williams 4,065 shares of common stock held in an IRA.

(9)
There were 30,758,392 shares of RTI’s common stock outstanding as of March 1, 2015. In accordance with the rules and regulations of the SEC, in computing the percentage ownership for each person listed, any shares which the listed person had the right to acquire within 60 days are deemed outstanding; however, shares which any other person had the right to acquire within 60 days are disregarded in the calculation. Therefore, the denominator used in calculating beneficial ownership among the persons listed may differ for each person.

(10)	The total for all directors and executive officers as a group does not include shares of common stock beneficially owned by Ms. O’Connell, who ceased being an executive officer as of January 31, 2015.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Parties
RTI is aware of no transactions with RTI involving over $120,000 since the beginning of 2014 in which any of RTI’s directors, director nominees, executive officers, five percent shareholders, or certain of their relatives (“related parties”) had or will have a direct or indirect material interest. RTI recognizes that transactions between RTI and its related parties can present potential or actual conflicts of interest and may create the appearance that decisions may not be based on considerations in the best interests of RTI.
As a result of Mr. Hess’ assumption of the role of Senior Vice President, Aerospace Business Development for United Technologies Corporation (“UTC”) in January 2015, RTI has assessed RTI’s transactions with subsidiaries of UTC. Several of RTI’s subsidiaries sold products to UTC’s subsidiaries, in an aggregate amount of approximately $11.2 million, which constitutes less than 0.017% of the consolidated gross revenues of UTC in 2014. These contracts pre-date Mr. Hess’ current role at UTC and the RTI board of directors does not believe Mr. Hess has a direct or indirect material interest in such transactions.
Although as a general matter, and in accordance with RTI’s Code of Ethical Business Conduct and RTI’s Conflict of Interest Policy (both of which are available under the Investor Relations link on RTI’s website at www.rtiintl.com), RTI’s preference is to avoid transactions in which any of RTI’s related parties had or will have a direct or indirect material interest, RTI recognizes that, from time to time, such related party transactions may be contemplated. On an annual basis, RTI asks all non-union employees to review RTI’s Code of Ethical Business Conduct and Conflict of Interest Policy and to certify their compliance with these policies in writing. In the event that RTI becomes aware, through this process or otherwise during the year, that a potential transaction with a related party is being contemplated, the matter would be reviewed and considered by executive management or by the RTI board of directors. Based on this review, a determination is made as to whether RTI would have a material interest in the transaction and whether such transaction could present potential or actual conflicts of interest or create the appearance that RTI’s decisions are based on considerations other than the best interests of RTI and RTI’s shareholders. Only related-party transactions that, in the business judgment of RTI’s executive management or the RTI board of directors, as the case may be, are in the best interests of RTI should be approved or ratified, and all others should be rejected.
RTI also circulates an annual questionnaire to each of RTI’s non-employee directors, director nominees, and each executive officer of RTI in connection with the preparation of RTI’s proxy statement. Completion of this questionnaire allows

RTI to review and address any actions that RTI should take with respect to any current or contemplated relationships each respondent may have with RTI’s significant customers, service providers, suppliers, or other vendors, which RTI identifies by name in the questionnaire.
Director Independence
Dawne S. Hickton was the only member of the RTI board of directors in 2014 who was also an officer and employee of RTI or its subsidiaries. The RTI board of directors reviewed existing director and director nominee independence in accordance with RTI’s Governance Guidelines and applicable SEC and NYSE rules and listing standards relating to independence, including any transactions or relationships between each current director or nominee for director with RTI (either directly or as a partner, stockholder or officer of any organization that has a relationship with RTI). As a result of such review, the RTI board of directors determined that other than Ms. Hickton, all current directors (Daniel I. Booker, Jr., Ronald L. Gallatin, Robert M. Hernandez, David P. Hess, Edith E. Holiday, Jerry Howard, Bryan T. Moss, James A. Williams and Arthur B. Winkleblack) do meet RTI’s Governance Guidelines and applicable NYSE requirements relating to board and committee independence.
Item 14.    Principal Accountant Fees and Services.
Audit Fees
The aggregate fees billed for professional services rendered by PwC for the audit of RTI’s annual financial statements and review of financial statements in RTI’s Quarterly Reports on Form 10-Q in 2014 and 2013 were approximately $3.2 million and $3.4 million, respectively.
Audit-Related Fees
The aggregate fees billed for audit-related services rendered by PwC were approximately $15,000 and $14,000 in 2014 and 2013, respectively. These services include certain agreed upon procedures related to compliance requirements.
Tax Fees
The aggregate fees billed for services rendered by PwC for tax services were approximately $190,000 in each of 2014 and 2013. The services comprising these fees primarily included tax compliance and consulting projects.
All Other Fees
Other than fees disclosed above, there were fees of $5,000 related to licensing fees in each of 2014 and 2013.
RTI’s Audit Committee pre-approves the audit plan on an annual basis along with the estimated fees for the plan. At each regularly scheduled quarterly meeting, the audit plan and fees incurred to date are reviewed and any fees above the estimate are reviewed and approved or disapproved at the meeting. In addition, the Chairman of RTI’s Audit Committee has been delegated authority by the full Audit Committee to pre-approve additional audit and non-audit fees between meetings, subject to review by the full Audit Committee at the next regularly scheduled meeting. For 2014 and 2013, no fees were subject to the de minimis exception.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of this report:

(1)	The financial statements are included in Item 8 of the Original Form 10-K;

(2)	The financial statement schedule is included following the signatures in the Original Form 10-K; and

(3)	The exhibits required to be filed as part of this report and exhibits incorporated by reference to other documents are as follows:
Exhibits
The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

Exhibit No.	Description

2.1	Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, File No. 33-30667 Amendment No. 1.

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

10.10*
Pay philosophy and guiding principles covering executive compensation, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-14437, filed on February 26, 2015.

10.11*
Amended and Restated Executive Non-Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

10.12*
Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008, incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, File No. 001-14437, filed on January 7, 2009.

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

10.15*
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

10.21
Amended and Restated Procurement Frame Contract between EADS Deutschland GmbH and the Company dated July 20, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on July 22, 2010.

10.22*
RTI International Metals, Inc. Board of Directors Compensation Program, as amended April 25, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file No. 001-14437, filed on May 7, 2013.

10.23*
Amendment to the RTI International Metals, Inc. Excess Benefits Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-14437, filed on September 24, 2013.

10.24*
Amendment to the RTI International Metals, Inc. Supplemental Pension Program, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-14437, filed on September 24, 2013.

10.25*	RTI International Metals, Inc. 2014 Incentive and Stock Plan, incorporated by reference to exhibit 10.1 to the Company’s current report on form 8-K, File No. 001-14437, filed on April 28, 2014.

Exhibit No.	Description

10.26*
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

10.29*
Employment Agreement, dated July 1, 2014, between the Company and Michael G. McAuley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, File No. 001-14437, filed on July 8, 2014.

10.30*
Form of Stock Option and Stock Appreciation Rights Award under the RTI International Metals, Inc. 2014 Stock and Incentive Plan (for 2015 awards), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on January 30, 2015.

10.31*
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

10.34*
Amended and Restated RTI International Metals, Inc. Supplemental Pension Program, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-14437, filed on February 5, 2015.

10.35*	Form of indemnification agreement, incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015.

21.1	Subsidiaries of the Company, incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015.

23.1	Consent of independent registered public accounting firm, incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015.

24.1	Powers of Attorney, incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-14437, filed on February 26, 2015.

31.1
Certification of Chief Executive Officer, dated February 26, 2015 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015.

31.2
Certification of Principal Financial Officer, dated February 26, 2015 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015.

31.3
Certification of Chief Executive Officer, dated April 29, 2015 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.4
Certification of Principal Financial Officer, dated April 29, 2015 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended and pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

32.1
Certification of Chief Executive Officer, dated February 26, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015.

32.2
Certification of Chief Financial Officer, dated February 26, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015.

101.INS	XBRL Instance Document (Incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015)

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to the Company's Annual Report on Form 10-K, File No. 001-14437, filed on February 26, 2015)

*	Denotes management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTI INTERNATIONAL METALS, INC.

By	/s/ Michael G. McAuley
Michael G. McAuley Senior Vice President, Chief Financial Officer and Treasurer (principal accounting officer)

Dated: April 29, 2015