Form 10-Q
period 2015-03-31
RTI INTERNATIONAL METALS INC
filed 2015-04-30
CIK 1068717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of the Corporation’s common stock (“Common Stock”) outstanding as of April 24, 2015 was 30,799,460.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$198,492	$174,545
Cost and expenses:
Cost of sales	156,471	146,076
Selling, general, and administrative expenses	23,658	25,868
Merger-related expenses	4,734	—
Research, technical, and product development expenses	1,465	984
Operating income	12,164	1,617
Other (expense) income, net	(856)	535
Interest income	135	50
Interest expense	(8,019)	(7,607)
Income (loss) before income taxes	3,424	(5,405)
Benefit from income taxes	(1,109)	(1,589)
Net income (loss) attributable to continuing operations	$4,533	$(3,816)
Net loss attributable to discontinued operations, net of tax	—	(365)
Net income (loss)	$4,533	$(4,181)
Earnings (loss) per share attributable to continuing operations:
Basic	$0.15	$(0.13)
Diluted	$0.15	$(0.13)
Loss per share attributable to discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)
Weighted-average shares outstanding:
Basic	30,608,796	30,445,681
Diluted	30,869,836	30,445,681
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$4,533	$(4,181)
Other comprehensive income (loss):
Foreign currency translation	(9,620)	(4,093)
Unrealized gain/(loss) on investments, net of tax of $16 and $(14)	30	(26)
Changes in benefit plan accounts, net of tax of $581 and $678	966	1,105
Other comprehensive loss, net of tax	(8,624)	(3,014)
Comprehensive loss	$(4,091)	$(7,195)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$209,025	$182,059
Short-term investments	129,895	148,383
Receivables, less allowance for doubtful accounts of $866 and $694	111,417	117,745
Inventories, net	475,719	474,306
Costs in excess of billings	8,171	5,522
Deferred income taxes	30,632	30,632
Other current assets	23,817	19,803
Total current assets	988,676	978,450
Property, plant, and equipment, net	366,236	369,287
Goodwill	144,513	145,518
Other intangible assets, net	55,131	57,122
Other noncurrent assets	14,189	15,317
Total assets	$1,568,745	$1,565,694
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$113,121	$111,645
Accounts payable	85,401	105,044
Accrued wages and other employee costs	24,132	26,874
Billings in excess of cost	11,777	9,962
Unearned revenues	22,042	7,623
Other accrued liabilities	26,582	18,724
Total current liabilities	283,055	279,872
Long-term debt	348,031	345,012
Liability for post-retirement benefits	48,935	48,295
Liability for pension benefits	16,673	16,986
Deferred income taxes	60,467	60,503
Unearned revenues	4,829	5,476
Other noncurrent liabilities	13,889	14,070
Total liabilities	775,879	770,214
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,672,731 and 31,585,696 shares issued; 30,794,405 and 30,729,784 shares outstanding	317	316
Additional paid-in capital	540,504	538,703
Treasury stock, at cost; 878,326 and 855,912 shares	(19,974)	(19,649)
Accumulated other comprehensive loss	(64,213)	(55,589)
Retained earnings	336,232	331,699
Total shareholders’ equity	792,866	795,480
Total liabilities and shareholders’ equity	$1,568,745	$1,565,694
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$4,533	$(4,181)
Adjustment for non-cash items included in net income:
Depreciation and amortization	11,244	10,986
Deferred income taxes	(52)	(31)
Stock-based compensation	993	1,295
Excess tax benefits from stock-based compensation activity	(36)	(195)
(Gain)/loss on sale of property, plant and equipment	195	(122)
Amortization of discount on long-term debt	4,707	4,403
Amortization of debt issuance costs	490	456
Amortization of discounts on short-term investments and marketable securities	(35)	—
Other	1,263	(181)
Changes in assets and liabilities:
Receivables	2,445	(2,278)
Inventories	(7,567)	(21,757)
Accounts payable	(16,349)	1,093
Income taxes payable	166	(5,236)
Unearned revenue	14,979	1,036
Costs in excess of billings	(835)	(2,160)
Other current assets and liabilities	3,931	(3,542)
Other assets and liabilities	1,864	(301)
Cash provided by (used in) operating activities	21,936	(20,715)
INVESTING ACTIVITIES:
Purchase of investments	(44,977)	(128,216)
Maturity/sale of investments	63,500	—
Acquisitions, net of cash acquired	—	(21,797)
Capital expenditures	(10,140)	(6,850)
Divestitures	—	3,281
Cash provided by (used in) investing activities	8,383	(153,582)
FINANCING ACTIVITIES:
Repayments on long-term debt	(104)	(484)
Purchase of common stock held in treasury	(325)	(850)
Proceeds from exercise of employee stock options	1,208	539
Excess tax benefits from stock-based compensation activity	36	195
Cash provided by (used in) financing activities	815	(600)
Effect of exchange rate changes on cash and cash equivalents	(4,168)	(832)
Increase (decrease) in cash and cash equivalents	26,966	(175,729)
Cash and cash equivalents at beginning of period	182,059	343,637
Cash and cash equivalents at end of period	$209,025	$167,908
Non-cash investing and financing activities:
Increase in capital expenditures accrued in accounts payable	$701	$530
Issuance of common stock for restricted stock awards	$—	$1,658
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
The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with accounting policies and Notes to the Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 (the “Annual Report”).
Note 2—ALCOA MERGER AGREEMENT:
On March 8, 2015, RTI and Alcoa Inc. ("Alcoa") entered into a definitive merger agreement pursuant to which Alcoa agreed to acquire RTI in a stock-for-stock transaction. Under the terms of the merger agreement, RTI shareholders will receive 2.8315 Alcoa shares for each RTI share. The merger, which has been approved by the boards of directors of both companies, is subject to customary conditions, including the receipt of European Union approval and RTI shareholder approval. Early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act has been granted. If the merger agreement is terminated under certain circumstances, RTI would be obligated to pay Alcoa a termination fee of $50 million.
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
On February 21, 2014, the Company completed the sale of the assets of the specialty metals business of Bow Steel Corporation (“RTI Connecticut”), for approximately $3.3 million in cash. The results of RTI Connecticut have been presented as discontinued operations for the three months ended March 31, 2014.
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
The purchase price allocation is as follows:

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
RTI Directed Manufacturing. On January 22, 2014, the Company purchased all of the outstanding common stock of RTI Directed Manufacturing for total consideration of approximately $22.8 million, including $22.5 million in cash and the assumption of $0.3 million in liabilities. RTI Directed Manufacturing additively manufactures plastic and metal, including titanium, components using 3-D printing technology for a variety of markets. The results of RTI Directed Manufacturing are reported in the EP&S Segment.
The purchase price allocation is as follows:

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Note 5—ACCUMULATED OTHER COMPREHENSIVE LOSS:
Accumulated other comprehensive loss is comprised of foreign currency exchange rate fluctuations at the Company’s Canadian subsidiary, changes in prior service costs and actuarial losses related to the Company’s pension plans, and unrealized gains and losses on short-term investments. The components of accumulated other comprehensive loss at March 31, 2015 and December 31, 2014 were as follows:

	Foreign Currency Translation	Prior Service Costs and Actuarial Losses on Benefit Plans	Unrealized Losses on Investments	Total
Balance at December 31, 2014	$(3,953)	$(51,595)	$(41)	$(55,589)
Other comprehensive income/(loss) before reclassifications, net of tax	(9,620)	—	30	(9,590)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	966	—	966
Accumulated other comprehensive loss at March 31, 2015	$(13,573)	$(50,629)	$(11)	$(64,213)
Amounts reclassified from accumulated other comprehensive loss to net periodic pension expense during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Actuarial losses and prior service costs	$1,547	$1,782
Tax expense	(581)	(677)
Total reclassifications	$966	$1,105

These amounts have been used in the calculation of net periodic benefit cost for the three months ended March 31, 2015 and 2014. Refer to Note 14 for further information about the Company’s benefit plans.
Note 6—STOCK-BASED COMPENSATION:
Stock Options
A summary of the status of the Company’s stock options as of March 31, 2015, and the activity during the three months then ended, is presented below:

Stock Options	Options
Outstanding at December 31, 2014	528,680
Granted	167,204
Forfeited	(6,974)
Expired	(8,808)
Exercised	(46,523)
Outstanding at March 31, 2015	633,579
Exercisable at March 31, 2015	382,822

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted in the following table:

2015
Risk-free interest rate	1.18%
Expected dividend yield	0.00%
Expected lives (in years)	5.0
Expected volatility	44.00%
The weighted-average grant date fair value of stock option awards granted during the three months ended March 31, 2015 was $8.79.
Restricted Stock
A summary of the status of the Company’s nonvested restricted stock as of March 31, 2015, and the activity during the three months then ended, is presented below:

Nonvested Restricted Stock Awards	Shares
Nonvested at December 31, 2014	199,069
Granted	—
Vested	(60,536)
Forfeited	(8,144)
Nonvested at March 31, 2015	130,389
Restricted Stock Units
A summary of the status of the Company's nonvested restricted stock units as of March 31, 2015, and the activity during the three months then ended, is presented below:

Nonvested Restricted Stock Units	Shares
Nonvested at December 31, 2014	—
Granted	76,231
Vested	—
Forfeited	—
Nonvested at March 31, 2015	76,231
The fair value of restricted stock unit grants was calculated using the market value of the Company’s Common Stock on the date of issuance. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2015 was $22.21.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Performance Share Awards
A summary of the Company’s performance share awards as of March 31, 2015, and the activity during the three months then ended, is presented below:

Performance Share Awards	Awards Activity	Maximum Shares Eligible to Receive
Outstanding at December 31, 2014	157,083	314,166
Granted	150,339	300,678
Vested	(43,804)	(87,608)
Forfeited	(9,527)	(19,054)
Outstanding at March 31, 2015	254,091	508,182
The performance awards granted in 2015 have market, performance, and service vesting conditions. The payout of fifty percent of the awards is based upon the Company’s total shareholder return ("TSR") compared to the TSR of a relative peer group. This portion of the award was valued using a Monte Carlo model. The payout of the remaining fifty percent of the awards is based upon the Company’s annual diluted earnings per share growth. This portion of the award was valued using the market value of the Company’s Common Stock on the date of issuance. Expense on this portion of the award will be recognized over the performance period and is determined based on the probability that the performance targets will be achieved. The weighted-average grant-date fair value of performance share awards granted during the three months ended March 31, 2015 was $24.85.
Note 7—INCOME TAXES:
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

For the three months ended March 31, 2015, the estimated annual effective tax rate applied to ordinary income from continuing operations was 24.6%, compared to a rate of 26.3% for the three months ended March 31, 2014. The Company’s effective income tax rate decreased 1.7 percentage points from 2014 principally due to a decrease in non-deductible expenses and the mix of foreign and domestic income, whereby foreign income taxed at lower rates represents a larger portion of overall income. This decrease was partially offset by a reduced benefit for the U.S. domestic manufacturing deduction.
Due to its Canadian subsidiary’s cumulative losses over a number of years, the Company recorded a full valuation allowance at December 31, 2010 and for all subsequent periods, against its Canadian net deferred tax asset position, which is principally comprised of net operating losses. At March 31, 2015, the Company’s Canadian net deferred tax asset totaled $26.3 million, with an offsetting valuation allowance of the same amount.
For the three months ended March 31, 2015 and for the full 2015 calendar year, the Company’s Canadian subsidiary is expected to generate taxable income, which will not result in a tax charge for financial statement purposes, since no benefit was recognized in prior years for the net operating losses. The effect of utilizing these Canadian net operating losses, for which a benefit is not currently recognized in the financial statements, reduced the Company’s effective income tax rate by 6.0 percentage points.
Inclusive of discrete items, the Company recorded a benefit from income taxes of $1,109, or (32.4)% of pretax income from continuing operations, and $1,589, or 29.4% of pretax loss from continuing operations, for federal, state, and foreign income taxes for the three months ended March 31, 2015 and 2014, respectively. A discrete benefit of $1,951 was recorded for the three months ended March 31, 2015 and was primarily due to the effective settlement of a tax audit during the period. Discrete items for the three months ended March 31, 2014 were not material.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Note 8—EARNINGS (LOSS) PER SHARE:
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
At March 31, 2015, the Company had outstanding $114.4 million aggregate principal amount of its 3.00% Convertible Senior Notes due December 2015 (the “2015 Notes”) and $402.5 million aggregate principal amount of its 1.625% Convertible Senior Notes due October 2019 (the “2019 Notes”). At both March 31, 2015 and 2014, shares underlying the 2015 Notes, shares underlying the 2019 Notes, and shares underlying certain stock options were excluded from the calculation of EPS as their effects were antidilutive.
Shares excluded from the calculation of EPS for the three months ending March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
2015 Notes	3,185,213	3,185,213
2019 Notes	9,885,561	9,885,561
Antidilutive options (1)	345,161	579,029

(1)	Average option price of shares excluded from calculation of EPS were $40.29 and $34.57 for the three months ended March 31, 2015 and 2014, respectively.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS. Actual weighted-average shares of Common Stock outstanding used in the calculation of basic and diluted EPS for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) from continuing operations before allocation of earnings to participating securities	$4,533	$(3,816)
Less: Earnings allocated to participating securities	(22)	—
Net income (loss) from continuing operations attributable to common shareholders, after earnings allocated to participating securities used in calculation of basic earnings per share	$4,511	$(3,816)
Numerator—discontinued operations:
Net loss from discontinued operations before allocation of earnings to participating securities	$—	$(365)
Less: Earnings allocated to participating securities	—	—
Net loss from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	$—	$(365)
Denominator:
Basic weighted-average shares outstanding	30,608,796	30,445,681
Effect of dilutive securities	261,040	—
Diluted weighted-average shares outstanding	30,869,836	30,445,681
Earnings (loss) per share attributable to continuing operations:
Basic	$0.15	$(0.13)
Diluted	$0.15	$(0.13)
Earnings (loss) per share attributable to discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)
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
Cash, cash equivalents, and short-term investments consist of the following:

	March 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$58,964	$73,495
Cash equivalents:
Commercial paper	28,598	19,996
Money market mutual funds	121,463	88,568
Total cash and cash equivalents	209,025	182,059
Short-term investments:
Commercial paper	129,895	148,383
Total short-term investments	129,895	148,383
Total cash, cash equivalents, and short-term investments	$338,920	$330,442
 The Company’s short-term investments at March 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2015:
Commercial Paper	$129,912	$—	$17	$129,895
Total	$129,912	$—	$17	$129,895
The Company’s short-term investments at December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2014:
Commercial Paper	$148,447	$—	$64	$148,383
Total	$148,447	$—	$64	$148,383
The Company typically purchases its available-for-sale debt securities either at a premium or a discount. The premium or discount is amortized over the remaining term of each security using the interest method. Amortization is recorded as either a decrease to interest income for premiums or an increase to interest income for discounts. For the three months ended March 31, 2015, net amortization of premiums and discounts was immaterial.
The Company classifies investments maturing within one year as short-term investments. Investments maturing in excess of one year are classified as noncurrent. All of the Company’s investments had contractual maturities of less than one year at March 31, 2015.
As of March 31, 2015, no investments classified as available-for-sale had been in a continuous unrealized loss position for greater than twelve months. The Company believes that the unrealized losses on the available-for-sale portfolio as of March 31, 2015 are temporary in nature and are related to market interest rate fluctuations and not indicative of a deterioration in the creditworthiness of the issuers.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10—FAIR VALUE MEASUREMENTS:
For certain of the Company’s financial instruments and account groupings, including cash, short-term investments, accounts receivable, costs in excess of billings, accounts payable, accrued wages and other employee costs, billings in excess of cost, unearned revenue, and other accrued liabilities, the carrying value approximates fair value.
Listed below are the Company’s assets and liabilities and their fair values, which were measured at fair value on a recurring basis, as of March 31, 2015 and December 31, 2014. The Company uses trading prices near the balance sheet date to determine the fair value of its assets measured on a recurring basis. The fair value of contingent consideration payable that was classified as Level 3 relates to the Company's probability assessments of expected future revenues related to the RTI Advanced Powder Materials acquisition. The contingent consideration is to be paid over the next 10 years, and there is no limit to the potential amount of contingent consideration. There were no transfers between levels for the three months ended March 31, 2015.
The Company's assets and liabilities and their fair values as of March 31, 2015 were as follows:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets measured on a recurring basis as of March 31, 2015:
Commercial Paper	$—	$129,895	$—	$129,895
Total	$—	$129,895	$—	$129,895
Liabilities measured on a recurring basis as of March 31, 2015:
Contingent Consideration	$—	$—	$995	$995
Total	$—	$—	$995	$995
The Company's assets and liabilities and their fair values as of December 31, 2014 were as follows:

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets measured on a recurring basis as of December 31, 2014:
Commercial Paper	$—	$148,383	$—	$148,383
Total	$—	$148,383	$—	$148,383
Liabilities measured on a recurring basis as of December 31, 2014:
Contingent Consideration	$—	$—	$1,000	$1,000
Total	$—	$—	$1,000	$1,000
The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$209,025	$209,025	$182,059	$182,059
Current portion of long-term debt	$113,121	$127,372	$111,645	$119,522
Long-term debt	$348,031	$473,702	$345,012	$405,886

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

The fair value of long-term debt was estimated based on significant observable inputs, including recent trades and trading levels of the outstanding debt on March 31, 2015 and December 31, 2014 (Level 2).
Note 11—INVENTORIES:
Inventories were valued at cost as determined by the last-in, first-out (“LIFO”) method for approximately 56% and 55% of the Company’s inventories at March 31, 2015 and December 31, 2014, respectively. The remaining inventories are valued at cost determined by a combination of the first-in, first-out (“FIFO”) and weighted-average cost methods. Inventory costs generally include materials, labor, and manufacturing overhead (including depreciation). As of March 31, 2015 and December 31, 2014, the current FIFO cost of inventories exceeded their LIFO carrying value by $25,893 and $30,481, respectively. When market conditions indicate an excess of carrying cost over market value, a lower-of-cost-or-market provision is recorded. Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials and supplies	$136,958	$172,214
Work-in-process and finished goods	364,654	332,573
LIFO reserve	(25,893)	(30,481)
Total inventories, net	$475,719	$474,306
Note 12—GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill. The Company does not amortize goodwill; however, the carrying amount of goodwill is tested at least annually for impairment. Absent any events throughout the year which would indicate a potential impairment has occurred, the Company performs its annual impairment testing during the fourth quarter.
While there were no impairments during the first three months of 2015, uncertainties or other factors that could result in a potential impairment in future periods include:

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

At both March 31, 2015 and December 31, 2014, the EP&S Segment had accumulated goodwill impairment losses of $22,858, while the Titanium Segment had no accumulated goodwill impairment losses. The carrying amounts of goodwill attributable to each segment at December 31, 2014 and March 31, 2015 were as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2014	$23,873	$121,645	$145,518
Translation adjustment	—	(1,005)	(1,005)
March 31, 2015	$23,873	$120,640	$144,513

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

Intangible Asset	Amortization Period
Customer relationships	7-20 years
Developed technology	7-20 years
Backlog	2 years or less
The carrying amounts of intangible assets attributable to each segment at December 31, 2014 and March 31, 2015 were as follows:

	Titanium Segment	Engineered Products and Services Segment	Total
December 31, 2014	$3,800	$53,322	$57,122
Amortization	(171)	(1,097)	(1,268)
Translation adjustment	—	(723)	(723)
March 31, 2015	$3,629	$51,502	$55,131
Note 13—LONG-TERM DEBT:
Long-term debt consisted of:

	March 31, 2015	December 31, 2014
$402.5 million aggregate principal amount 1.625% Convertible Senior Notes due 2019	$335,192	$331,998
$114.4 million aggregate principal amount 3.000% Convertible Senior Notes due 2015	110,281	108,792
Capital leases	15,679	15,867
Total debt	461,152	456,657
Less: Current portion of long-term debt	(110,281)	(108,792)
Less: Current portion of capital leases	(2,840)	(2,853)
Total long-term debt	$348,031	$345,012
During the three months ended March 31, 2015 and 2014, the Company recorded, as a component of interest expense, long-term debt discount amortization of $4,707 and $4,403, respectively. Interest expense from the amortization of debt issuance costs was $490 and $455 for the three months ended March 31, 2015 and 2014, respectively. No interest was capitalized for the three months ended March 31, 2015 and 2014.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Note 14—EMPLOYEE BENEFIT PLANS:
Components of net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2015 and 2014 for those salaried and hourly covered employees were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$632	$527	$319	$239
Interest cost	1,787	1,966	494	534
Expected return on plan assets	(2,843)	(2,825)	—	—
Amortization of prior service cost	228	228	—	172
Amortization of actuarial loss	1,223	1,358	95	24
Net periodic benefit cost	$1,027	$1,254	$908	$969
Additionally, the Company recognized $966, net of tax, as a component of accumulated other comprehensive loss related to amortization of actuarial losses and prior service costs, for the three months ended March 31, 2015.
The Company made no contributions to its qualified defined benefit plans during the three months ended March 31, 2015. The Company is not required to make any additional contributions to its Company-sponsored pension plans during the remainder of 2015.
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
Environmental Matters
Based on available information, the Company believes that its share of possible environmental-related costs is in a range from $0.5 million to $2.1 million in the aggregate. At both March 31, 2015 and December 31, 2014, the amount accrued for future environmental-related costs was $1.2 million. Of the total amount accrued at March 31, 2015, $0.1 million was expected to be paid within the next twelve months, and was included as a component of other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The remaining $1.1 million was recorded as a component of other noncurrent liabilities. During the three months ended March 31, 2015, there were no payments made related to environmental liabilities.
Other Matters
The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of the operations, cash flows, or the financial position of the Company.
Note 16—TRANSACTIONS WITH RELATED PARTIES:
On October 30, 2014, David P. Hess was elected to the Company’s Board of Directors. Mr. Hess had been employed as President of Pratt & Whitney, a subsidiary of United Technologies Corporation ("UTC"), until his retirement in 2014.
On January 20, 2015, Mr. Hess was appointed Senior Vice President, Aerospace Business Development at UTC.
The Company is a party to a long-term titanium mill product supply agreement, announced in September 2013, with three UTC business units, under which it supplies titanium sheet products used primarily in the manufacture of engine nacelle

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

components, rotor-quality billet, and a range of titanium mill products for various rotary-wing platforms. Sales to UTC and third-party fabricators under UTC platforms during the three months ended March 31, 2015 and 2014 were $6,347 and $7,333, respectively.
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

	Three Months Ended March 31,
	2015	2014
Net sales:
Titanium Segment	$83,500	$76,980
Intersegment sales	23,858	25,046
Total Titanium Segment sales	107,358	102,026

EP&S Segment	114,992	97,565
Intersegment sales	19,647	27,966
Total EP&S Segment sales	134,639	125,531

Eliminations	43,505	53,012
Total consolidated net sales	$198,492	$174,545

Operating income:
Titanium Segment before corporate allocations	$14,388	$10,429
Corporate allocations	(4,698)	(4,527)
Total Titanium Segment operating income	9,690	5,902

EP&S Segment before corporate allocations	12,911	1,811
Corporate allocations	(5,703)	(6,096)
Total EP&S Segment operating income (loss)	7,208	(4,285)

Merger-related expenses	(4,734)	—
Total consolidated operating income	12,164	1,617
Other (expense) income, net	(856)	535
Interest expense, net	(7,884)	(7,557)

Total consolidated income (loss) before income taxes	$3,424	$(5,405)

	March 31, 2015	December 31, 2014
Total assets:
Titanium Segment	$673,333	$685,306
EP&S Segment	613,486	614,309
General corporate assets	281,926	266,079
Total consolidated assets	$1,568,745	$1,565,694

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Note 18—NEW ACCOUNTING STANDARDS:
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-04, "Compensation—Retirement Benefits—Practical Expedient for the Measurement Date of Employer's Defined Benefit Obligation and Plan Assets." For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this ASU provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. For an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations, the amendments in this ASU also provide a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. This ASU, which should be applied prospectively, is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of the ASU will have a material impact on its Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU, which should be applied on a retrospective basis, is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of the adoption of this ASU on its Condensed Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, "Consolidation—Amendments to the Consolidation Analysis." The amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with certain requirements.This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the adoption of the ASU will have a material impact on its Condensed Consolidated Financial Statements.
In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates from U.S. GAAP the concept of extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the adoption of the ASU will have a material impact on the Company's Condensed Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendment requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of the ASU will have a material impact on its Condensed Consolidated Financial Statements.
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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this ASU on its Condensed Consolidated Financial Statements.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. The adoption of this guidance during the first quarter of 2015 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables present Condensed Consolidating Financial Statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014:
Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2015

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$123,972	$131,417	$(56,897)	$198,492
Costs and expenses:
Cost of sales	—	104,146	109,222	(56,897)	156,471
Selling, general, and administrative expenses (1)	(312)	11,869	12,101	—	23,658
Merger expenses	4,734	—	—	—	4,734
Research, technical, and product development expenses	—	1,465	—	—	1,465
Operating income (loss)	(4,422)	6,492	10,094	—	12,164
Other income (expense), net	(2)	38	(892)	—	(856)
Interest income (expense), net	(7,940)	1,014	(958)	—	(7,884)
Equity in earnings of subsidiaries	11,036	720	44	(11,800)	—
Income (loss) before income taxes	(1,328)	8,264	8,288	(11,800)	3,424
Provision for (benefit from) income taxes	(5,861)	2,538	2,214	—	(1,109)
Net income	$4,533	$5,726	$6,074	$(11,800)	$4,533
Comprehensive income (loss)	$(4,091)	$6,614	$(3,546)	$(3,068)	$(4,091)

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,123	$114,289	$(53,867)	$174,545
Costs and expenses:
Cost of sales	—	102,120	97,823	(53,867)	146,076
Selling, general, and administrative expenses (1)	947	12,158	12,763	—	25,868
Research, technical, and product development expenses	—	984	—	—	984
Operating income (loss)	(947)	(1,139)	3,703	—	1,617
Other income (expense)	1,490	(838)	(117)	—	535
Interest expense, net	(5,815)	(1,202)	(540)	—	(7,557)
Equity in earnings of subsidiaries	1,458	348	975	(2,781)	—
Income (loss) before income taxes	(3,814)	(2,831)	4,021	(2,781)	(5,405)
Provision for (benefit from) income taxes	2	(1,530)	(61)	—	(1,589)
Net income (loss) attributable to continuing operations	$(3,816)	$(1,301)	$4,082	$(2,781)	$(3,816)
Net loss attributable to discontinued operations, net of tax	(365)	—	(365)	365	(365)
Net income (loss)	$(4,181)	$(1,301)	$3,717	$(2,416)	$(4,181)
Comprehensive loss	$(7,195)	$(346)	$(376)	$722	$(7,195)

(1)	The Parent allocates SG&A to the subsidiaries based upon its budgeted annual expenses.

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Balance Sheet
As of March 31, 2015

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$627	$149,052	$59,346	$—	$209,025
Short-term investments	—	129,895	—	—	129,895
Receivables, net	1,600	60,707	79,914	(30,804)	111,417
Inventories, net	—	321,248	154,471	—	475,719
Cost in excess of billings	—	4,271	3,900	—	8,171
Deferred income taxes	25,589	2,755	2,288	—	30,632
Other current assets	7,333	11,528	4,956	—	23,817
Total current assets	35,149	679,456	304,875	(30,804)	988,676
Property, plant, and equipment, net	9,520	275,243	81,473	—	366,236
Goodwill	—	94,769	49,744	—	144,513
Other intangible assets, net	—	32,221	22,910	—	55,131
Other noncurrent assets	8,145	883	5,161	—	14,189
Intercompany investments (1)	1,292,438	161,557	68,244	(1,522,239)	—
Total assets	$1,345,252	$1,244,129	$532,407	$(1,553,043)	$1,568,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$110,281	$541	$2,299	$—	$113,121
Accounts payable	1,847	56,512	57,846	(30,804)	85,401
Accrued wages and other employee costs	5,322	12,269	6,541	—	24,132
Billings in excess of cost	—	1,814	9,963	—	11,777
Unearned revenue	—	14,661	7,381	—	22,042
Other accrued liabilities	7,552	7,398	11,632	—	26,582
Total current liabilities	125,002	93,195	95,662	(30,804)	283,055
Long-term debt	335,191	474	12,366	—	348,031
Intercompany debt	18,832	63,320	237,065	(319,217)	—
Liability for post-retirement benefits	—	48,935	—	—	48,935
Liability for pension benefits	6,714	9,799	160	—	16,673
Deferred income taxes	57,405	—	3,062	—	60,467
Unearned revenue	—	—	4,829	—	4,829
Other noncurrent liabilities	9,242	4,370	277	—	13,889
Total liabilities	552,386	220,093	353,421	(350,021)	775,879
Shareholders’ equity	792,866	1,024,036	178,986	(1,203,022)	792,866
Total liabilities and shareholders’ equity	$1,345,252	$1,244,129	$532,407	$(1,553,043)	$1,568,745

(1)	Intercompany investments include equity investments and intercompany loans receivable from legal entities not included within the same consolidation.

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

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1,241)	$14,190	$8,987	$—	$21,936
Investing activities:
Capital expenditures	(61)	(9,011)	(1,068)	—	(10,140)
Short-term investments, net	—	18,523	—	—	18,523
Intercompany debt activity, net	—	639	(7,834)	7,195	—
Cash provided by (used in) investing activities	(61)	10,151	(8,902)	7,195	8,383
Financing activities:
Proceeds from exercise of employee stock options	1,208	—	—	—	1,208
Excess tax benefits from stock-based compensation activity	36	—	—	—	36
Repayments on long-term debt	—	(277)	173	—	(104)
Intercompany debt activity, net	1,249	7,834	(1,888)	(7,195)	—
Purchase of common stock held in treasury	(325)	—	—	—	(325)
Other equity activities	(239)	68	171	—	—
Cash provided by (used in) financing activities	1,929	7,625	(1,544)	(7,195)	815
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,168)	—	(4,168)
Increase (decrease) in cash and cash equivalents	627	31,966	(5,627)	—	26,966
Cash and cash equivalents at beginning of period	—	117,086	64,973	—	182,059
Cash and cash equivalents at end of period	$627	$149,052	$59,346	$—	$209,025

RTI INTERNATIONAL METALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts, unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014

	RTI International Metals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$1,279	$(13,239)	$(8,755)	$—	$(20,715)
Investing activities:
Investments in subsidiaries, net	—	(852)	852	—	—
Acquisitions, net of cash acquired	—	—	(21,797)	—	(21,797)
Capital expenditures	(43)	(4,026)	(2,781)	—	(6,850)
Short-term investments, net	—	(128,216)	—	—	(128,216)
Divestitures	—	—	3,281	—	3,281
Intercompany debt activity, net (1)	(1,120)	(23,816)	6,945	17,991	—
Cash used in investing activities	(1,163)	(156,910)	(13,500)	17,991	(153,582)
Financing activities:
Proceeds from exercise of employee stock options	539	—	—	—	539
Excess tax benefits from stock-based compensation activity	195	—	—	—	195
Parent company investments, net	—	234	(234)	—	—
Repayments on long-term debt	—	(245)	(239)	—	(484)
Intercompany debt activity, net (1)	—	(5,825)	23,816	(17,991)	—
Purchase of common stock held in treasury	(850)	—	—	—	(850)
Cash provided by (used in) financing activities	(116)	(5,836)	23,343	(17,991)	(600)
Effect of exchange rate changes on cash and cash equivalents	—	—	(832)	—	(832)
Increase (decrease) in cash and cash equivalents	—	(175,985)	256	—	(175,729)
Cash and cash equivalents at beginning of period	—	312,202	31,435	—	343,637
Cash and cash equivalents at end of period	$—	$136,217	$31,691	$—	$167,908

(1)
The Condensed Consolidating Statements of Cash Flows have been adjusted to revise the presentation of intercompany debt activities to present gross investing and financing activities, rather than net financing activities as previously reported. These adjustments increased (decreased) cash flows from investing activities for the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations by $(23,816), $(23,816), and $47,632 and increased (decreased) cash flows from financing activities for the Guarantor Subsidiaries, Non-Guarantor Subsidiaries, and Eliminations by $23,816, $23,816, and $(47,632), respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion should be read in connection with the information contained in the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements. The following information contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Such forward-looking statements may be identified by their use of words like “expects,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” or other words of similar meaning. Forward-looking statements are based on expectations and assumptions regarding future events. In addition to factors discussed throughout this quarterly report, the following factors and risks should also be considered, including, without limitation:

•
assumptions about the pending business combination transaction with Alcoa Inc. ("Alcoa"), including the potential benefits, results, effects, timing and certainty of the consummation of the pending transaction, future financial and operating results, expectations concerning the antitrust review process for the pending transaction and the combined company's plans, objectives, expectations (financial or otherwise) and intentions,

•	global economic and political uncertainties,

•	a substantial portion of our revenue is concentrated within the commercial aerospace and defense industries and there are a limited number of potential customers within those industries,

•	changes in defense spending and cancellation or changes in defense programs or initiatives, including the Joint Strike Fighter ("JSF") program,

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
Risks and uncertainties related to the pending acquisition include, among others: that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve; that the transaction may not be timely completed, if at all; that prior to the completion of the transaction or thereafter, Alcoa’s and RTI’s respective businesses may not perform as expected due to transaction-related uncertainty or other factors; that the parties are unable to successfully implement integration strategies; that required regulatory, shareholder or other approvals are not obtained or other closing conditions are not satisfied in a timely manner or at all; reputational risks and the reaction of the companies’ customers to the transaction; diversion of management time on merger-related issues; that RTI shareholders cannot be sure of the market value of the merger consideration they will receive due to the fixed exchange ratio and fluctuation of Alcoa’s common stock price; Alcoa’s common stock price being affected by factors different from those affecting the shares of Alcoa or RTI currently;

failure to realize the cost savings estimated for the merger; that RTI has not obtained, and does not expect to obtain, an updated fairness opinion from its financial advisor reflecting changes in circumstances that may have occurred between signing the merger agreement and the completion of the merger; RTI shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management; RTI will be subject to business uncertainties and contractual restrictions while the merger is pending; termination of the merger agreement could negatively impact RTI; the directors and executive officers of RTI have interests and arrangements that may have influenced their decisions to support or recommend that you adopt the merger agreement; and that RTI shareholders do not have dissenters’ appraisal rights in the merger.
Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth in this filing, as well as in other filings filed with or furnished to the Securities and Exchange Commission (“SEC”) over the last 12 months, copies of which are available from the SEC or may be obtained upon request from RTI International Metals, Inc. Any forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we caution you not to unduly rely on them. Except as may be required by applicable law, we undertake no duty to update our forward-looking information, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized. In evaluating forward-looking statements, you should also consider these risks and uncertainties, together with the other risks described in the Form S-4 filed by Alcoa Inc. on April 7, 2015, and other reports and documents filed by RTI with the SEC.
Overview
Alcoa Merger Agreement
On March 8, 2015, RTI and Alcoa entered into a definitive merger agreement pursuant to which Alcoa agreed to acquire RTI in a stock-for-stock transaction. Under the terms of the merger agreement, RTI shareholders will receive 2.8315 Alcoa shares for each RTI share. The merger, which has been approved by the boards of directors of both companies, is subject to customary conditions, including the receipt of European Union approval and RTI shareholder approval. Early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act has been granted. If the merger agreement is terminated under certain circumstances, RTI would be obligated to pay Alcoa a termination fee of $50 million.
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
The EP&S Segment utilizes the Titanium Segment as its primary source of titanium mill products. For the three months ended March 31, 2015 and 2014, approximately 22% and 25%, respectively, of the Titanium Segment’s sales were to the EP&S Segment.

Trends and Uncertainties
The commercial aerospace industry, which represents our largest market, continues to strengthen as the ramp in production activity stays on track to support the growing, record commercial aerospace backlog. We continue to win additional commercial aerospace business through the broad range of capabilities that we offer within our EP&S Segment. We also continue to increase the use of internally produced titanium in these commercial aerospace applications, which we anticipate will drive margin benefits at an enterprise level. In addition to the offerings of our EP&S Segment, we have experienced increased demand for offerings from our Titanium Segment in the jet engine market, including an agreement negotiated in 2014 to supply titanium aluminide to Snecma S.A. for use in the next generation of turbine engines. As we expand our product offerings and manufacturing capabilities, we have experienced, and may continue to experience, increased costs related to the development of these offerings and capabilities, which could have near-term negative impacts on our operations. While the Russia-Ukraine crisis has provided us with opportunities, and further economic sanctions could provide us additional opportunity, this crisis, along with uncertainty in the Middle East, a weakening European economy, and the strengthening of the U.S. dollar, could cause our customers to maintain a cautious outlook in the near-term.
U.S. defense spending continues to be a source of uncertainty, but we continue to see support for key programs such as the JSF, as well as a radar modernization program, which we believe provides opportunities for growth for our defense market sales going forward.
The price of oil, which has the potential to impact several end-markets to which we sell, dropped significantly during 2014 and continues to be depressed through the first quarter of 2015. We currently believe that this drop will not trigger order cancellations or have a significant dampening effect on the commercial aerospace cycle or record backlog of large commercial aircraft, which is largely composed of aircraft designed with fuel efficiency and increasingly stringent emission standards in mind. Further, we currently expect little near-term impact as it relates to our energy market customers, which represented approximately 5% of our net sales in the first quarter of 2015 and approximately 6% of our net sales in 2014. Our customers in this market are large oil and gas producers who take long-term views in their development and exploration work. To date, we have not experienced any significant cancellations or delays of our ongoing projects; however, an extended period of depressed oil prices could present a risk to deep-water project capital spending, which could have a negative impact on our business.
Results of Operations
Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014
Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		$ Increase	% Increase
(In millions except percentages)	2015	2014
Titanium Segment	$83.5	$77.0	$6.5	8.4%
EP&S Segment	115.0	97.5	17.5	17.9%
Total consolidated net sales	$198.5	$174.5	$24.0	13.8%
The $6.5 million increase in the Titanium Segment's net sales for the three months ended March 31, 2015 was primarily the result of activity at our service centers, largely driven by commercial aerospace, which increased the Titanium Segment’s net sales by $7.4 million, partially offset by lower ferro-alloy demand from our specialty steel customers, decreasing the Titanium Segment’s net sales by $1.1 million. While shipments of prime mill products to our trade customers increased 29% to 1.9 million pounds, this increase in volume was substantially offset by a 24% decrease in average realized selling prices to $12.84 per pound for the three months ended March 31, 2015, from $16.83 per pound for the three months ended March 31, 2014, the result of a lower-priced product mix.
The $17.5 million increase in the EP&S Segment's net sales was primarily attributable to a $12.0 million increase in sales to the commercial aerospace market, driven by the ramp-up in 787 production, and a $4.1 million increase in sales to the medical device market. Higher sales to our industrial markets contributed an additional $1.4 million to the increase in net sales.

Gross Profit. Gross profit for our reportable segments for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015		2014		$ Increase	% Increase
(In millions except percentages)	$	% of Sales	$	% of Sales
Titanium Segment	$20.2	24.2%	$16.3	21.2%	$3.9	23.9%
EP&S Segment	21.8	19.0%	12.2	12.5%	9.6	78.7%
Total consolidated gross profit	$42.0	21.2%	$28.5	16.3%	$13.5	47.4%
The $3.9 million increase in the Titanium Segment’s gross profit was primarily attributable to a favorable margin product mix, which increased gross profit $2.7 million, and increased shipments to trade customers, which increased gross profit $1.0 million.
The $9.6 million increase in the EP&S Segment's gross profit was driven primarily by increased utilization at certain EP&S Segment facilities, as well as increased sales to the medical device market and favorable margins on energy market projects.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) for our reportable segments for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014		$ Decrease	% Decrease
(In millions except percentages)	$	% of Sales	$	% of Sales
Titanium Segment	$9.0	10.8%	$9.4	12.2%	$(0.4)	(4.3)%
EP&S Segment	14.7	12.8%	16.5	16.9%	(1.8)	(10.9)%
Total consolidated SG&A	$23.7	11.9%	$25.9	14.8%	$(2.2)	(8.5)%
The $2.2 million decrease in SG&A expenses was primarily due to lower audit and related compliance costs and lower stock-based compensation costs in 2015. Additionally, SG&A expenses in 2014 included severance costs related to fixed cost reduction initiatives.
Merger-Related Expenses. In connection with the Company's pending acquisition by Alcoa, the Company incurred merger-related expenses of $4.7 million, which were primarily related to transaction advisory services, during the three months ended March 31, 2015. No such expenses were incurred during the three months ended March 31, 2014.
Research, Technical, and Product Development Expenses. Research, technical, and product development expenses were $1.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. This spending reflects our continued focus on productivity and quality enhancements to our current processes, as well as new product development.
Operating Income. Operating income for our reportable segments for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015		2014		$ Increase/ (Decrease)	% Increase
(In millions except percentages)	$	% of Sales	$	% of Sales
Titanium Segment	$9.7	11.6%	$5.9	7.7%	$3.8	64.4%
EP&S Segment	7.2	6.3%	(4.3)	(4.4)%	11.5	267.4%
Merger-related expenses	(4.7)	(2.4)%	—	N/A	(4.7)	N/A
Total consolidated operating income	$12.2	6.1%	$1.6	0.9%	$10.6	662.5%
The Titanium Segment's operating income increased by $3.8 million primarily due to a favorable margin product mix and increased shipments to trade customers, which increased operating income $3.7 million.

The EP&S Segment's operating income increased by $11.5 million primarily due to operational improvements, including increased utilization at certain segment subsidiaries, increased medical device market sales, and improved margins on energy-market projects, which increased operating income $9.6 million, and additional SG&A improvements of $1.8 million.
Other (Expense) Income, Net. Other (expense) income, net, was $(0.9) million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Other (expense) income consisted primarily of foreign exchange gains and losses from our international operations. Other expense during the three months ended March 31, 2015 was driven by foreign exchange losses totaling $(0.7) million during the period.
Interest Income and Interest Expense. Interest income was not material for each of the three months ended March 31, 2015 and 2014. Interest expense for the three months ended March 31, 2015 and 2014 was $8.0 million and $7.6 million, respectively.
Our interest expense for the three months ended March 31, 2015 and 2014 was attributable to the following:

	Three Months Ended March 31,
(in thousands)	2015	2014
1.625% Convertible Senior Notes due 2019	$4,829	$4,649
3.000% Convertible Senior Notes due 2015	2,371	2,247
Other	819	711
Total	$8,019	$7,607
Benefit from Income Taxes. We recognized a benefit from income taxes of $1.1 million, or (32.4)% of pretax income, and $1.6 million, or 29.4% of pretax loss, for federal, state, and foreign income taxes on continuing operations for the three months ended March 31, 2015 and 2014, respectively. Discrete items for the three months ended March 31, 2015 resulted in a benefit of $2.0 million and were due to the effective settlement of a tax audit during the period. Discrete items for the three months ended March 31, 2014 were not material. This change in the provision for income taxes is illustrated in the table below:

Benefit from income taxes for the three months ended March 31, 2014		$(1.6)
Items resulting in changes in income tax provision between periods:
Tax at statutory rate of 35% resulting from an increase in income between periods	$3.1
State income taxes, net of federal effects	0.2
Release of tax reserves due to completion of audit	(1.9)
Foreign income taxed at different rates	(0.7)
Change in valuation allowance	(0.3)
Tax reserves and prior year income taxes	0.1
Section 199 deduction	(0.2)
Other	0.2	0.5
Benefit from income taxes for the three months ended March 31, 2015		$(1.1)
Due to our Canadian subsidiary’s cumulative losses over several years, no financial statement benefit has been recognized for its deferred tax assets, including its net operating losses (“NOLs”). As a result, income earned by the Company’s Canadian subsidiary in 2015 has an effective tax rate of zero. The effect of reversing the valuation allowance on the Company’s Canadian net deferred tax asset in the three month period due to utilization of the NOL is reflected in the “change in valuation allowance” above.
Refer to Note 7 of the accompanying Condensed Consolidated Financial Statements for additional information regarding income taxes.
Liquidity and Capital Resources
On January 22, 2014, we purchased RTI Directed Manufacturing for $22.5 million in cash. On June 3, 2014, we purchased RTI Advanced Powder Materials for consideration including $15.6 million in cash. These purchases were financed using cash on hand at the time of acquisition. On February 21, 2014, we completed the sale of the assets of RTI Connecticut for $3.3 million in cash.
Our Second Amended and Restated Credit Agreement (the “Credit Agreement”) provides a revolving credit facility of $150 million and expires on May 23, 2017. Borrowings under the Credit Agreement bear interest, at our option, at a rate equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus an applicable margin or the base rate plus an applicable margin. Both the applicable margin and a facility fee vary based upon our consolidated net debt to consolidated EBITDA ratio, as defined in the Credit Agreement. We had no borrowings outstanding under the Credit Agreement at any point during the three months ended March 31, 2015 or the year-ended December 31, 2014. Standby letters of credit under the Credit Agreement, which reduce our borrowing capacity, totaled $1.2 million and $2.7 million at March 31, 2015 and December 31, 2014, respectively.
Provided we continue to meet our financial covenants under the Credit Agreement, we currently expect that our cash and cash equivalents of $209.0 million, our available-for-sale short-term investments of $129.9 million, and availability under the Credit Agreement, combined with internally generated funds, will provide us sufficient liquidity to meet our current projected operating and strategic needs for the next twelve months.
The financial covenants and ratios under our Credit Agreement are described below:

•
Our leverage ratio (the ratio of Net Debt to Consolidated EBITDA, as defined in the Credit Agreement) was 1.7 to 1 at March 31, 2015. If this ratio were to exceed 3.50 to 1, we would be in default under our Credit Agreement and our ability to borrow under our Credit Agreement would be impaired.

•
Our interest coverage ratio (the ratio of Consolidated EBITDA to Net Interest, as defined in the Credit Agreement) was 13.0 to 1 at March 31, 2015. If this ratio were to fall below 2.0 to 1, we would be in default under our Credit Agreement and our ability to borrow under the Credit Agreement would be impaired.

Consolidated EBITDA, as defined in the Credit Agreement, allows for adjustments related to unusual gains and losses, certain noncash items, and certain non-recurring charges. As of March 31, 2015, we were in compliance with our financial covenants under the Credit Agreement.
Off-balance sheet arrangements. There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Cash provided by (used in) operating activities. Cash provided by (used in) operating activities for the three months ended March 31, 2015 and 2014 was $21.9 million and $(20.7) million, respectively. The increase in cash provided by operating activities is primarily due to improved operational performance and an increase in prepayments from customers, partially offset by a decrease in accounts payable.
Cash provided by (used in) investing activities. Cash provided by (used in) investing activities for the three months ended March 31, 2015 and 2014 was $8.4 million and $(153.6) million, respectively. For the three months ended March 31, 2015, investing inflows were primarily comprised of the maturity/sale of available-for-sale short-term investments of $63.5 million net of $45.0 million in purchases and capital expenditures of $10.1 million. For the three months ended March 31, 2014, investing outflows were primarily comprised of the purchase of available-for-sale short-term investments of $128.2 million, the purchase of RTI Directed Manufacturing for $21.8 million, and capital expenditures of $6.9 million, offset by the receipt of $3.3 million for the sale of RTI Connecticut.
Cash provided by (used in) financing activities. Cash provided by (used in) financing activities for the three months ended March 31, 2015 and 2014 was $0.8 million and $(0.6) million, respectively. For the three months ended March 31, 2015, financing inflows were primarily comprised of proceeds of $1.2 million related to employee stock activity, partially offset by common-stock repurchases on employee stock-based compensation activity of $0.3 million and payments on capital leases of $0.1 million. For the three months ended March 31, 2014, financing outflows were primarily comprised of common-stock repurchases on employee stock-based compensation activity of $0.9 million and payments on capital leases of $0.5 million, partially offset by proceeds of $0.7 million related to employee stock activity.
Cash balances at foreign subsidiaries. At March 31, 2015, approximately $60.1 million of our cash and cash equivalents of $209.0 million was held at our foreign subsidiaries. Management believes that these balances represent the funds necessary for each subsidiary’s ongoing operations and at this time, has no intention, nor a foreseeable need, to repatriate these cash balances. Repatriation of these cash balances could result in additional U.S. Federal tax obligations.

Backlog. The Company’s order backlog for all markets was approximately $547 million as of March 31, 2015, compared to $574 million at December 31, 2014. Of the backlog at March 31, 2015, approximately $492 million is expected to be realized over the remainder of 2015. We define backlog as firm business scheduled for release into our production process for a specific delivery date. We have numerous contracts that extend multiple years, including the Airbus, JSF, and Boeing 787 long-term supply agreements, which are not included in backlog until a specific release into production or a firm delivery date has been established.
Environmental Matters
Based on available information, we believe our share of possible environmental-related costs range from $0.5 million to $2.1 million in the aggregate. At both March 31, 2015 and December 31, 2014, the amount accrued for future environmental-related costs was $1.2 million. Of the total amount accrued at March 31, 2015, $0.1 million was expected to be paid within the next twelve months, and was included as a component of other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The remaining $1.1 million was recorded as a component of other noncurrent liabilities. During the three months ended March 31, 2015, there were no payments related to environmental liabilities.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-04, "Compensation—Retirement Benefits—Practical Expedient for the Measurement Date of Employer's Defined Benefit Obligation and Plan Assets." For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this ASU provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. For an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations, the amendments in this ASU also provide a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. This ASU, which should be applied prospectively, is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption of the ASU will have a material impact on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU, which should be applied on a retrospective basis, is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the adoption of this ASU on our Condensed Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, "Consolidation—Amendments to the Consolidation Analysis." This amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with certain requirements.This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect that the adoption of the ASU will have a material impact on our Condensed Consolidated Financial Statements.
In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates from U.S. GAAP the concept of extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. We do not expect that the adoption of the ASU will have a material impact on our Condensed Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendment requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect that the adoption of the ASU will have a material impact on our Condensed Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our Condensed Consolidated Financial Statements.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the requirements for reporting discontinued operations to include only disposals of a component or groups of components of an entity if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The amendment requires additional disclosure regarding disposals that meet the criteria for discontinued operations in the ASU, and is effective for all disposals within annual and interim periods beginning on or after December 15, 2014. The adoption of this ASU during the first quarter of 2015 did not have a material impact on our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk from the information provided in Item 7A. Quantitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on February 26, 2015.
Item 4. Controls and Procedures.
As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015. No changes in the Company's internal control over financial reporting were implemented during the Company's most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2014, the Enforcement division of the SEC notified us that it was conducting a non-public, fact-finding investigation of the Company and made a request for production of documents and information. The request focused on the prior restatements of our financial statements. We are cooperating fully with the SEC in this matter. We cannot predict the length or scope of the investigation, what action, if any, might be taken in the future by the SEC as a result of the matters that are subject of the investigation or what impact, if any, the investigation might have on our results of operations.
In addition, we are involved from time to time in various routine legal proceedings arising out of our operations in the normal course of business. We do not believe that any of these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on February 26, 2015, which could materially affect our business, financial condition, financial results, or future performance. We also refer you to the risk factors relevant to our pending acquisition by Alcoa, as set forth in the Form S-4 filed by Alcoa Inc. on April 7, 2015. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” of this Report which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth repurchases of our Common Stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1—31, 2015	6,455	$22.29	—	$2,973
February 1—28, 2015	6,505	22.28	—	2,973
March 1—31, 2015	1,310	27.98	—	2,973
Total	14,270	$22.81	—

(1)
Reflects shares that were repurchased under a program that allows employees to surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards and the payout of performance share awards under the Company's 2014 Stock and Incentive Plan and 2004 Stock Plan, as amended.

(2)
Amounts in this column reflect amounts remaining under the Company’s $15 million share repurchase program, authorized by the Company's Board of Directors on April 30, 1999. There is no expiration date for this program.

Employees may surrender shares to the Company to pay tax liabilities associated with the vesting of restricted stock awards under the 2014 Stock and Incentive Plan and the 2004 Stock Plan. There were 14,270 shares of Common Stock surrendered to satisfy tax liabilities for the three months ended March 31, 2015. In addition, the Company may repurchase shares of Common Stock under the RTI International Metals, Inc. share repurchase program approved by the Company’s Board of Directors on April 30, 1999. The repurchase program authorizes the repurchase of up to $15 million of RTI Common Stock. No shares were purchased under the program during the three months ended March 31, 2015. At March 31, 2015, approximately $3 million of the $15 million remained available for repurchase. There is no expiration date specified for the share repurchase program.
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
Dated: April 30, 2015

By	/s/ MICHAEL G. MCAULEY
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated March 8, 2015, by and among RTI International Metals, Inc., Alcoa Inc. and Ranger Ohio Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 001-14437, filed on March 9, 2015.

10.1	Amended and Restated Executive Change in Control Severance Policy, as amended December 31, 2008 and March 8, 2015, filed herewith.

10.2
First Amendment to Letter Agreement Dated December 31, 2008 between RTI International Metals, Inc. and Dawne S. Hickton, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No.001-14437, filed on February 5, 2015.

10.3
Amended and Restated RTI International Metals, Inc. Supplemental Pension Program, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-14437, filed on February 5, 2015.

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